Form 10-Q
period 2007-06-30
FutureFuel Corp.
filed 2008-03-03
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577
FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
(Address of Principal Executive Offices)

(314) 854-8520
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ⁫ No  √

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ⁫  No  √

Indicate the number of shares outstanding of each of the issurer’s classes of common stock, as of the latest practicable date: 26,700,000

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer ⁫
Non-accelerated filer √	Smaller reporting company ⁫

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2007 and our audited consolidated balance sheet as at December 31, 2006, the unaudited consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and June 30, 2006, and the unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2007 and June 30, 2006.

FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2007 and December 31, 2006
(Dollars in thousands)

	(Unaudited) June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$62,920	$63,129
Accounts receivable, net of allowances of $42 and $42, respectively	21,338	23,903
Inventory	21,707	22,582
Current deferred income tax asset	775	70
Income taxes receivable	853	-
Prepaid expenses	587	1,248
Other current assets	741	3,131
Total current assets	108,921	114,063
Property, plant and equipment, net	89,666	82,626
Restricted cash and cash equivalents	3,201	3,127
Intangible assets	491	548
Other assets	3,070	2,765
Total noncurrent assets	96,428	89,066
Total Assets	$205,349	$203,129
Liabilities and Stockholders’ Equity
Accounts payable	$14,566	$12,945
Accounts payable – related parties	181	112
Income taxes payable	-	1,916
Short term contingent consideration	225	191
Accrued expenses and other current liabilities	2,140	1,717
Accrued expenses and other current liabilities – related parties	-	40
Total current liabilities	17,112	16,921
Long term contingent consideration	2,075	2,168
Other noncurrent liabilities	1,115	914
Noncurrent deferred income taxes	23,024	21,970
Total noncurrent liabilities	26,214	25,052
Total Liabilities	43,326	41,973
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,700,000 issued and outstanding	3	3
Additional paid in capital	158,436	158,436
Retained earnings	3,584	2,717
Total stockholders’ equity	162,023	161,156
Total Liabilities and Stockholders’ Equity	$205,349	$203,129

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
For the Three Months Ended June 30, 2007 and 2006
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,
	2007	2006
Revenues	$41,580	$-
Revenues – related parties	40	-
Cost of goods sold	35,491	-
Cost of goods sold – related parties	83	-
Distribution	464	-
Gross profit	5,582	-

Selling, general and administrative expenses	769	-
Selling, general and administrative expenses - related parties	53	-
Research and development expenses	678	-
Income from operations	4,082	-

Interest income	877	4
Interest expense	(8)	-
Gain on foreign currency	5	-
Other expense	(68)	(2)
	806	2
Income before income taxes	4,888	2
Provision for income taxes	1,981	1
Net income	$2,907	$1

Earnings per common share
Basic	$0.11	$0.00
Diluted	$0.09	$0.00

Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	32,045,246	32,045,246

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Revenues	$79,087	$-
Revenues – related parties	40	-
Cost of goods sold	75,150	-
Cost of goods sold – related parties	83	-
Distribution	760	-
Gross profit	3,134	-

Selling, general and administrative expenses	1,540	303
Selling, general and administrative expenses - related parties	83	-
Research and development expenses	1,669	-
Loss from operations	(158)	(303)

Interest income	1,819	5
Interest expense	(13)	-
Gain on foreign currency	5	-
Other expense	(68)	(2)
	1,743	3
Income (loss) before income taxes	1,585	(300)
Provision (benefit) for income taxes	718	(113)
Net income (loss)	$867	$(187)

Earnings (loss) per common share
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	32,037,968	26,700,000

The accompanying notes are an integral part of these financial statements

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows provide by (used in) operating activities
Net income (loss)	$867	$(187)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,127	-
Provision (benefit) for deferred income taxes	349	-
Change in fair value of derivative instruments	946	-
Losses on disposals of fixed assets	112	-
Noncash interest expense	11	-

Changes in operating assets and liabilities:
Accounts receivable	2,565	-
Inventory	1,508	-
Income taxes receivable	(853)	-
Prepaid expenses	661	-
Other assets	(305)	94
Accounts payable	1,623	2
Accounts payable – related parties	68	-
Income taxes payable	(1,916)	-
Accrued expenses and other current liabilities	423	-
Accrued expenses and other current liabilities – related parties	(40)	-
Other noncurrent liabilities	190	-
Net cash provided by (used in) operating activities	8,336	(91)

Cash flows provided by (used in) investing activities
Restricted cash	(74)	-
Collateralization of derivative instruments	1,444	-
Contingent purchase price payment	(59)	-
Capital expenditures	(9,806)	-
Net cash provided by (used in) investing activities	(8,495)	-

Cash flows provided by (used in) financing activities
Financing fee	(50)	-
Proceeds from long term debt - related parties	-	500
Net cash provided by (used in) financing activities	(50)	500

Net change in cash and cash equivalents	(209)	409
Cash and cash equivalents at beginning of period	63,129	28
Cash and cash equivalents at end of period	$62,920	$437

Cash paid for interest	$3	$-
Cash paid for taxes	$1,612	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

1)	Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.

On July 21, 2006, Viceroy entered into an acquisition agreement with Eastman Chemical Company (“Eastman Chemical”) to purchase all of the issued and outstanding stock of Eastman SE, Inc. (“Eastman SE”).  On October 27, 2006, a special meeting of the shareholders of Viceroy was held and the acquisition of Eastman SE was approved by the shareholders.  On October 31, 2006, Viceroy acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical.  Immediately subsequent to the acquisition, Viceroy changed its name to FutureFuel Corp. (“FutureFuel”) and Eastman SE changed its name to FutureFuel Chemical Company (“FutureFuel Chemical”).

Eastman SE, Inc.

Eastman SE was incorporated under the laws of the state of Delaware on September 1, 2005 and subsequent thereto operated as a wholly-owned subsidiary of Eastman Chemical through October 31, 2006.  Eastman SE was incorporated for purposes of effecting a sale of Eastman Chemical’s manufacturing facility in Batesville, Arkansas (the “Batesville Plant”).  Commencing January 1, 2006, Eastman Chemical began transferring the assets associated with the business of the Batesville Plant to Eastman SE.

The Batesville Plant was constructed to produce proprietary photographic chemicals for Eastman Kodak Company (“Eastman Kodak”).  Over the years, Eastman Kodak shifted the plant’s focus away from the photographic imaging business to the custom synthesis of fine chemicals and organic chemical intermediates used in a variety of end markets, including paints and coatings, plastics and polymers, pharmaceuticals, food supplements, household detergents and agricultural products.

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel, bioethanol and lignin/biomass solid fuels) and biobased specialty chemical products (biobased solvents, chemicals and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel's 2006 audited financial statements and should be read in conjunction with the 2006 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform with the current year presentation.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of FutureFuel and its wholly owned subsidiary, FutureFuel Chemical.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)	Inventories The carrying values of inventory were as follows as of:

	June 30, 2007	December 31, 2006
At first-in, first-out or average cost (approximates current cost)
Finished goods	$8,961	$7,943
Work-in-process	1,848	1,750
Raw materials and supplies	11,576	12,894
	22,385	22,587
LIFO reserve	(678)	(5)
Total inventories	$21,707	$22,582

3)	Derivative instruments The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2007		December 31, 2006
	Quantity (000 bbls) Long/(Short)	Fair Market Value	Quantity (000 bbls) Long/(Short)	Fair Market Value
Regulated fixed price future commitments, included in other current assets	-	$(1,265)	(250)	$(28)
Regulated options, included in other current assets	(50)	$(128)	(100)	$(419)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,134 and $3,578 at June 30, 2007 and December 31, 2006, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included in other current assets and comprise the entire account balance.

4)	Accrued expenses and other current liabilities Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2007	December 31, 2006
Accrued employee liabilities	$843	$773
Accrued property, use and franchise taxes	1,126	373
Accrued professional fees	140	340
Amounts collected on behalf of Eastman Chemical	20	178
Other	11	93
	$2,140	$1,757

5)	Borrowings

In March 2007 FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and the general corporate purposes of FutureFuel Chemical.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at the following

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
≥ 2 < 3	-0.70%	1.55%
≥ 1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

There is an unused commitment fee of 0.25% per annum.  Beginning December 31, 2007, and on the last day of each fiscal quarter thereafter, the ratio of EBITDA to fixed charges may not be less than 1.5:1.  Beginning June 30, 2007, the ratio of total funded debt to EBITDA may not exceed 3.50:1, reduced to 3.25:1 at March 31, 2008, June 30, 2008 and September 30, 2008, and then 3:1 thereafter.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

As of June 30, 2007, no borrowings were outstanding under this credit facility.

6)	Provision for income taxes

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Provision (benefit) for income taxes	$1,981	$1	$718	$(113)
Effective tax rate	40.5%	37.7%	45.3%	37.7%

The effective tax rates for the three and six months ended June 30, 2007 and 2006 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretations No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  FutureFuel does not and has not possessed a liability for unrecognized tax benefits, and, as a result, did not recognize any change in this liability as a result of the implementation of FIN 48.

FutureFuel records interest and penalties net as a component of income tax expense.  As of June 30, 2007, FutureFuel had no accrual for interest or tax penalties.

FutureFuel and its subsidiary, FutureFuel Chemical, file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel was incorporated in 2005 and is subject to U.S., state and local examinations by tax authorities from 2005 forward.  FutureFuel Chemical is subject to the effects of tax examinations that impact the carry-over basis of its assets and liabilities.  FutureFuel Chemical’s carry-over basis of its assets and liabilities are no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

7)	Earnings per share The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Net income (loss) available to common stockholders	$2,907	$1	$867	$(187)

Weighted average number of common shares outstanding	26,700,000	26,700,000	26,700,000	26,700,000
Effect of warrants	5,345,246	5,345,246	5,337,968	-
Weighted average diluted number of common shares outstanding	32,045,246	32,045,246	32,037,968	26,700,000

Basic earnings per share	$0.11	$0.00	$0.03	$(0.01)
Diluted earnings per share	$0.09	$0.00	$0.03	$(0.01)

Warrants to purchase 22,500,000 common shares of FutureFuel were not included in the computation of diluted earnings per share for the six months ended June 30, 2007 as FutureFuel reported a net loss for the period and the inclusion of those securities in the computation would have been antidilutive.

8)	Segment information

FutureFuel has determined that is has two reportable segments organized along product lines – chemicals and biofuels.

Chemicals

FutureFuel’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers and to Eastman Chemical.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel revenues are generally derived in one of two ways.  Revenues are generated under tolling agreements whereby customers supply key biodiesel feed stocks which FutureFuel then converts into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Revenues are also generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the three months ended June 30, 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2007	$35,882	$5,739	$41,620
June 30, 2006	$0	$0	$0

FutureFuel’s revenues for the six months ended June 30, 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2007	$68,182	$10,945	$79,127
June 30, 2006	$0	$0	$0

Beginning in 2005, FutureFuel Chemical Company began invoicing Procter & Gamble International Operations Mexico, D.F. directly, at which time revenues from Mexico became a material component of total revenues.  Revenues from Mexico account for 9% of total revenues for the three months ended June 30, 2007 and 11% for the six months ended June 30, 2007.  Other than Mexico, revenues from a single foreign country during the three and six months ended June 30, 2007 did not exceed 3% of total revenues.

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenues
Chemicals	$34,414	$-	$70,069	$-
Biofuels	7,206	-	9,058	-
Revenues	$41,620	-	$79,127	-

Segmented gross margins
Chemicals	$5,274	$-	$10,721	$-
Biofuels	308	-	(7,587)	-
Segmented gross margins	5,582	-	3,134	-
Corporate expenses	(1,500)	-	(3,292)	(303)
Income (loss) before interest and taxes	4,082	-	(158)	(303)
Interest income	877	4	1,819	5
Interest and other expenses	(71)	(2)	(76)	(2)
(Provision) benefit for income taxes	(1,981)	(1)	(718)	113
Net income (loss)	$2,907	$1	$867	$(187)

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

9)
Recently issued accounting standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

comparable and improve disclosures about those measures.  With the exception of other non-financial assets and liabilities, SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007.  With respect to other non-financial assets and liabilities, the Financial Accounting Standards Board has provided a one-year implementation deferral.  FutureFuel is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available for sale and trading securities.  SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  FutureFuel is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, and results of operations.

The following sets forth FutureFuel Chemical Company’s (formerly known as Eastman SE, Inc.) unaudited statements of operations for the three- and six-month periods ended June 30, 2006 and the unaudited statement of cash flows for the six-month period ended June 30, 2006.

FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
Statement of Operations
For the Three and Six Months Ended June 30, 2006
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$29,578	$59,515
Revenues – related parties	5,148	10,265
Cost of goods sold	27,032	53,542
Cost of goods sold – related parties	5,148	10,265
Distribution	305	611
Gross profit	2,241	5,362

Selling, general and administrative expenses	1,632	2,973
Research and development expenses	1,277	2,047
Income (loss) from operations	(668)	342

Other expense	-	-
	-	-
Income (loss) before income taxes	(668)	342
Provision (benefit) for income taxes	(161)	82
Net income (loss)	$(507)	$260

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
Statement of Cash Flows
For the Six Months Ended June 30, 2006
(Dollars in thousands)
(Unaudited)

Six Months Ended June 30, 2006
Cash flows provide by (used in) operating activities
Net income	$260

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,482
Provision (benefit) for deferred income taxes	367
Losses on disposals of fixed assets	131

Changes in operating assets and liabilities:
Accounts receivable	(361)
Inventory	(2,845)
Prepaid expenses	(25)
Other assets	(67)
Accounts payable	(2,792)
Accrued expenses and other current liabilities	(1,248)
Other noncurrent liabilities	624
Net cash provided by (used in) operating activities	(1,474)

Cash flows provided by (used in) investing activities
Capital expenditures	(4,404)
Net cash provided by (used in) investing activities	(4,404)

Cash flows provided by (used in) financing activities
Transfer to parent, net	5,878
Net cash provided by (used in) financing activities	5,878

Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)
(Unaudited)

1)	Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering.

On July 21, 2006, Viceroy entered into an acquisition agreement with Eastman Chemical Company (“Eastman Chemical”) to purchase all of the issued and outstanding stock of Eastman SE, Inc. (“Eastman SE”).  On October 27, 2006, a special meeting of the shareholders of Viceroy was held and the acquisition of Eastman SE was approved by the shareholders.  On October 31, 2006, Viceroy acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical.  Immediately subsequent to the acquisition, Viceroy changed its name to FutureFuel Corp. (“FutureFuel”) and Eastman SE changed its name to FutureFuel Chemical Company (“FutureFuel Chemical”).

Eastman SE, Inc.

Eastman SE was incorporated under the laws of the state of Delaware on September 1, 2005 and subsequent thereto operated as a wholly-owned subsidiary of Eastman Chemical through October 31, 2006.  Eastman SE was incorporated for purposes of effecting a sale of Eastman Chemical’s manufacturing facility in Batesville, Arkansas (the “Batesville Plant”).  Commencing January 1, 2006, Eastman Chemical began transferring the assets associated with the business of the Batesville Plant to Eastman SE.

The Batesville Plant was constructed to produce proprietary photographic chemicals for Eastman Kodak Company (“Eastman Kodak”).  Over the years, Eastman Kodak shifted the plant’s focus away from the photographic imaging business to the custom synthesis of fine chemicals and organic chemical intermediates used in a variety of end markets, including paints and coatings, plastics and polymers, pharmaceuticals, food supplements, household detergents and agricultural products.

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel, bioethanol and lignin/biomass solid fuels) and biobased specialty chemical products (biobased solvents, chemicals and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

The accompanying financial statements have been prepared by Eastman SE in accordance and consistent with the accounting policies stated in Eastman SE's 2006 audited financial statements and should be read in conjunction with the audited financial statements of Eastman SE.

In the opinion of Eastman SE, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited financial statements.  The unaudited financial statements are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.

Corporate Allocations

The financial statements prior to October 31, 2006 include allocations of certain corporate services provided by Eastman Chemical's management, including finance, legal, information systems, human resources and distribution.  Eastman Chemical has utilized its experience with the business of the Batesville Plant and its judgment in allocating such corporate services and other support to the periods prior to October 31, 2006.  Costs allocated for such services were:

Notes to Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Distribution	$132	$260
Selling, general and administrative	1,393	2,476
Research and development	342	261
Total cost and expenses allocated	$1,867	$2,997

Allocations were made to distribution and selling, general and administrative expenses primarily based on a percentage of revenues and allocations to research and development were made primarily on actual time and effort incurred, which management believes represent reasonable allocation methodologies.  These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if Eastman SE had been operating as a separate entity.

2)	Provision for income taxes

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Provision for income taxes	$(161)	$82
Effective tax rate	24.1%	24.0%

The effective tax rate for the three- and six-month periods ended June 30, 2006 reflect Eastman SE's expected tax rate on reported operating earnings before income tax.

3)
Segment information

Eastman SE has determined that is has two reportable segments organized along product lines – chemicals and biofuels.

Chemicals

Eastman SE’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers and to Eastman Chemical.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

Eastman SE’s biofuels business segment manufactures and markets biodiesel.  Biodiesel revenues are generally derived in one of two ways.  Revenues are generated under tolling agreements whereby customers supply key biodiesel feed stocks which Eastman SE then converts into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Revenues are also generated through the sale of biodiesel to customers through Eastman SE’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of revenues by geographic area

Most of Eastman SE's sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of Eastman SE's chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from Eastman SE to the customer.  Rarely is Eastman SE the

Notes to Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)
(Unaudited)

exporter of record, never is Eastman SE the importer of record into foreign countries and Eastman SE is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  Eastman SE does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  Eastman SE's revenues for the three and six months ended June 30, 2006 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Periods ended June 30, 2006	United States	All Foreign Countries	Total
Three months	$29,291	$5,435	$34,726
Six months	$59,673	$10,107	$69,780

Beginning in 2005, Eastman SE Company began invoicing Procter & Gamble International Operations Mexico, D.F. directly, at which time revenues from Mexico became a material component of total revenues.  Revenues from Mexico account for 13% of total revenues for the three and six months ended June 30, 2006.  Other than Mexico, revenues from a single foreign country during the three and six months ended June 30, 2006 did not exceed 3% of total revenues.

Summary of business by segment

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues
Chemicals	$32,214	$67,040
Biofuels	2,511	2,740
Revenues	$34,726	$69,780

Segmented gross margins
Chemicals	$5,156	$8,491
Biofuels	(2,915)	(3,129)
Segmented gross margins	2,241	5,362
Corporate expenses	(2,909)	(5,020)
Income (loss) before taxes	(668)	342
(Provision) benefit for income taxes	161	(82)
Net income (loss)	$(507)	$260

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of Eastman SE have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with ours and FutureFuel Chemical Company’s financial statements, including the notes thereto.  For the three- and six-month periods ended June 30, 2006, the financial information presented combines our consolidated and FutureFuel Chemical Company’s financial statements.  This information is for illustrative purposes only.  The consolidated company would likely have performed differently had the Company and FutureFuel Chemical Company always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.  See “Forward Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Results of Operations

In General

We were not incorporated until August 12, 2005, we did not complete our offering until July 12, 2006 and we did not complete the acquisition of FutureFuel Chemical Company until October 31, 2006.  Other than the offering and the acquisition, we did not carry on any material business activities prior to November 1, 2006.

FutureFuel Chemical Company’s historical revenues have been generated primarily through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) NOBS, a chemical additive manufactured exclusively for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation; and (iii) two other product lines (CPOs and DIPBs) produced under conversion contracts for Eastman Chemical Company.  The major product line in the performance chemicals group is SSIPA/LiSIPA, polymer modifiers that aid the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel as a product.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

Revenues generated from NOBS are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume produced, with price moving up as volumes move down, and vice-versa.  The current contract expires in June 2008, and no assurances can be given that the contract will be extended past that date or, if extended, under what terms.  FutureFuel Chemical Company pays for raw materials required to produce NOBS.  The contract with the customer provides that the price to be received by FutureFuel Chemical Company for NOBS is indexed to changes in labor, energy, inflation and the key external raw materials, enabling FutureFuel Chemical Company to pass along most inflationary increases in production costs to the customer.

FutureFuel Chemical Company has been the exclusive manufacturer for Arysta LifeScience North America Corporation of a proprietary herbicide and certain intermediates.  These products are beginning to face some generic competition, and no assurances can be given that FutureFuel Chemical Company will remain the exclusive manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Arysta LifeScience North America Corporation supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials that FutureFuel Chemical Company is responsible for purchasing, and we do not anticipate this to change going forward.

FutureFuel Chemical Company has historically manufactured CPOs and DIPBs at cost for Eastman Chemical Company.  CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPBs are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  Historically, revenues related to CPOs and DIPBs were exactly offset by cost of goods sold; hence there was no effect on gross profits historically.  As part of our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company entered into conversion agreements with Eastman Chemical Company that effectively provide a conversion fee to FutureFuel Chemical Company for DIPB based on volume manufactured, with a minimum annual fee for both products.  In addition, the conversion agreements provide for revenue adjustments for actual price of raw materials purchased by FutureFuel Chemical Company at standard usages.  Eastman Chemical Company provides key raw materials at no cost.  For the key raw materials, usage over standard is owed Eastman Chemical Company; likewise, any improvement over standard is owed to FutureFuel Chemical Company at the actual price Eastman Chemical Company incurred for the key raw material.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers.  Contract sales with two customers are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material cost changes, and we do not anticipate this to change going forward.

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives and various specialty pharmaceutical intermediates that FutureFuel Chemical Company has in full commercial production or in development.  These products are currently sold in small quantities to a large customer base.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  In general, for these products, there is no pricing mechanism or specific protection against raw material cost changes, and we do not anticipate this to change going forward.

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  In addition to selling for its own account, FutureFuel Chemical Company produced, for a fee, biodiesel for a third party under a tolling agreement.  Under that tolling agreement, for every gallon of feedstock provided by that party to FutureFuel Chemical Company, FutureFuel Chemical Company was obligated to deliver one gallon of biodiesel, up to a maximum amount of 6 million gallons.  The tolling agreement terminated on September 30, 2007 and was not renewed.  FutureFuel Chemical Company delivered approximately 2.1 million gallons pursuant to that tolling agreement.

The majority of our and FutureFuel Chemical Company’s expenses are cost of goods sold.  Cost of goods sold reflect raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of FutureFuel Chemical Company’s plant.  Significant conversion costs include labor, benefits, energy, supplies and maintenance and repair.  In addition to raw material and conversion costs, cost of goods sold includes environmental and inventory reserves and costs related to idle capacity.  Finally, cost of goods sold includes hedging gains and losses recognized by us.  Cost of goods sold are allocated to the chemical and biofuels business segments based on equipment usage and reactor time for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative and research and development expenses.  These expense categories include expenses that were directly incurred by us and FutureFuel Chemical Company and, for the three- and six-month periods ended June 30, 2006, corporate expense allocations from Eastman Chemical Company.  Allocations from Eastman Chemical Company of costs of goods sold, distribution and selling and general administrative expenses were made primarily based on a percentage of revenues and allocations of research and development expenses were made based upon actual time incurred; we believe both represent reasonable allocation methodologies.  These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if FutureFuel Chemical Company had been operating as a separate entity.  Beginning November 1, 2006, all operating expenses were directly incurred by us and FutureFuel Chemical Company.  Please see footnote 1 of FutureFuel Chemical Company’s financial statements for a more detailed discussion of corporate expense allocations from Eastman Chemical Company.

The financial statements provided herein disclose related party transactions and the impact of those transactions on historical revenues and expenses.  The discussions of results of operations that follow are based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues: Revenues for the quarter ended June 30, 2007 were $41,620,000 as compared to revenues for the quarter ended June 30, 2006 of $34,726,000, an increase of 20%.  The increase was primarily attributable to the proprietary herbicide and intermediates, CPOs,  SSIPA/LiSIPA and biodiesel.  Revenues from DIPBs and other products contributed modestly to the increase.  Revenues from NOBS decreased modestly.  Revenues from biodiesel increased nearly 200% and accounted for 17% of total revenues in 2007 as compared to 7% in 2006.  Revenues from NOBS decreased 5% and accounted for 46% of total revenues in 2007, as compared to 57% in 2006.  Revenues from the proprietary herbicide and intermediates increased 27% and accounted for 15% of total revenues in both 2007 and 2006.  Revenues from CPOs increased 45% in 2007 and accounted for 4% of total revenues in 2007 as compared to 3% in 2006.  Revenues from DIPBs increased 9% and accounted for 4% of total revenues in 2007 as compared to 5% in 2006.  Revenues from SSIPA/LiSIPA increased 61% and accounted for 6% of total revenues in 2007 as compared to 4% in 2006.  Revenues from other products increased 6% and accounted for 8% of total revenues in 2007 as compared to 9% in 2006.

NOBS was the only product where revenues declined during the quarter, though the decline was moderate and results were roughly in line with the prior quarter and our expectations.  Steady demand from this customer continued through the second quarter of 2007.  Revenues from the proprietary herbicide and intermediates increased nearly 30% during the second quarter of 2007 due primarily to increases in volume but also due to a price increase passed along to the customer late in the quarter to recoup increased raw material costs.  After a slow first quarter, demand from this customer for the proprietary herbicide and intermediates has been strong through the remainder of the second quarter.  At present, revenues from NOBS and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company's revenue base, together accounting for 61% of revenues in the quarter ended June 30, 2007 as compared to 72% in the quarter ended June 30, 2006.  The future volume of and revenues from NOBS depends on both consumer demand for the product containing NOBS and the manufacturing, sales and marketing priorities of our NOBS customer.  We are unable to predict with certainty the revenues we will receive from NOBS in the future.  The prices for the proprietary herbicide and intermediates were reduced by 10% early in 2007 due to continued competitive pressures from generic product competition.  This price decrease was partially offset by a June 1, 2007 price increase of approximately 4% to cover certain raw material cost increases that we had incurred beginning in the first quarter of 2007.  We believe our customer has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together increased 24% during the second quarter of 2007.  This increase is largely the result of new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity from 750,000 gallons per quarter at June 30, 2006 to 6 million gallons per quarter at June 30, 2007.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended June 30, 2007 were $36,038,000 as compared to total cost of goods sold and distribution for the quarter ended June 30, 2006 of $32,485,000, an increase of 11%.

Cost of goods sold and distribution for the quarter ended June 30, 2007 for FutureFuel Chemical Company’s chemicals segment were $29,140,000 as compared to cost of goods sold and distribution for the quarter ended June 30, 2006 of $27,057,000.  Gross margins improved for all chemical products during the second quarter of 2007 as compared to 2006, with the exception of NOBS, where cost of goods sold and distribution increased from 42% of total chemical revenues to 47%.  This increase was largely the result of increased raw material prices resulting from new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  As a whole, cost of goods sold and distribution for the chemical segment increased 8%, from 84% of total chemical revenues in the second quarter of 2007 to 85% in 2006.  This increase is roughly in line with increased chemical segment revenues of 7% during the quarter.

Cost of goods sold and distribution for the quarter ended June 30, 2007 for FutureFuel Chemical Company’s biofuels segment were $6,901,000 as compared to cost of goods sold and distribution for the quarter ended June 30, 2006 of $5,428,000.  This 27% increase in cost of goods sold and distribution was far less than the 187% increase in biofuels revenue.  Reduced per gallon costs were attributable to a focus on continuous production, as more fully described below.

The biofuels segment began production in the batch plant and has continued to utilize the batch process to test new processing techniques, experiment with various alternative feedstocks and meet peak demand.  The biodiesel segment also utilizes a continuous processing line that is more efficient and produces higher volumes per reactor than the batch process, and hence absorbs fewer overhead costs per gallon of biodiesel produced.  FutureFuel Chemical Company is transitioning from primarily batch processing to primarily continuous processing, a strategy which is expected to significantly reduce fixed cost allocation and as a result reduce total cost of goods sold and distribution per gallon of biodiesel product.

Operating Expenses:  Operating expenses decreased from $2,909,000 for the quarter ended June 30, 2006 to $1,500,000 for the quarter ended June 30, 2007, or approximately 48%.  This decrease was primarily the result of lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.

Provision for Income Taxes:  The effective tax rates for the three months ended June 30, 2007 and 2006 reflect our expected tax rate on reported operating earnings before income taxes.  In the three months ended June 30, 2007, we incurred certain losses which resulted in the increase of our current deferred income tax asset.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of this asset.  As such, we have recorded a valuation allowance of $294,000.

           Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenues: Revenues for the six months ended June 30, 2007 were $79,127,000 as compared to revenues for the six months ended June 30, 2006 of $69,780,000, an increase of 13%.  This increase was attributable to CPOs,  SSIPA/LiSIPA, other products and biodiesel, all of which increased greater than 20%.  Revenues from NOBS were flat and revenues from the proprietary herbicide and intermediates declined 10% due to weak demand and a price decrease in the first quarter.  Revenues from biodiesel increased more than 200% and accounted for 11% of total revenues in 2007 as compared to 4% in 2006.  Revenues from NOBS decreased less than 1% and accounted for 50% of total revenues in 2007 as compared to 57% in 2006.  Revenues from the proprietary herbicide and intermediates decreased 10% and accounted for 15% of total revenues in 2007 as compared to 19% in 2006.  Revenues from CPOs increased 31% in 2007 and accounted for 4% of total revenues in both 2007 and 2006.  Revenues from DIPBs increased 33% and accounted for 6% of total revenues in 2007 as compared to 5% in 2006.  Revenues from SSIPA/LiSIPA increased 47% and accounted for 5% of total revenues in 2007 as compared to 4% in 2006.  Revenues from other products increased 22% and accounted for 9% of total revenues in 2007 as compared to 7% in 2006.

Revenues from NOBS and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company's revenue base, together accounting for 65% of revenues in the six months ended June 30, 2007 as compared to 75% in the six months ended June 30, 2006.  See above for a discussion of pricing and demand for these products.

Revenues from CPOs and DIPBs together increased 33% during the first half of 2007.  This increase is largely the result of new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity from 750,000 gallons per quarter at June 30, 2006 to 6 million gallons per quarter at June 30, 2007.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the six months ended June 30, 2007 were $75,993,000 as compared to total cost of goods sold and distribution for the six months ended June 30, 2006 of $64,418,000, an increase of 18%.

Cost of goods sold and distribution for the six months ended June 30, 2007 for FutureFuel Chemical Company’s chemicals segment were $59,348,000 as compared to cost of goods sold and distribution for the six months ended June 30, 2006 of $58,548,000, an increase of 1%.  Gross margins improved for all chemical products during the first half of 2007 as compared to 2006, with the exception of NOBS, where cost of goods sold and distribution increased from 39% of total chemical revenues to 48%.  This increase was largely the result of increased raw material prices resulting from new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  As a whole, cost of goods sold and distribution for the chemical segment decreased from 87% of total chemical revenues in the first half of 2007 to 85% in 2007.

Cost of goods sold and distribution for the six months ended June 30, 2007 for FutureFuel Chemical Company’s biofuels segment were $16,645,000 as compared to cost of goods sold and distribution for the six months ended June 30, 2006 of $5,870,000.  This 184% increase in cost of goods sold and distribution was less than the 231% increase in biofuels revenue.  Reduced per gallon costs were more pronounced during the second quarter of 2007 than the first quarter and were attributable to a focus on continuous production, as more fully described above.

Operating Expenses:  Operating expenses decreased from $5,323,000 for the six months ended June 30, 2006 to $3,292,000 for the six months ended June 30, 2007, or approximately 38%.  This decrease was primarily the result of lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.

Provision for Income Taxes:  The effective tax rates for the six months ended June 30, 2007 and 2006 reflect our expected tax rate on reported operating earnings before income taxes.  In the six months ended June 30, 2007, we incurred certain losses which resulted in the increase of our current deferred income tax asset.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of this asset.  As such, we have recorded a valuation allowance of $294,000.

Critical Accounting Estimates

Purchase price allocation: Following our acquisition of Eastman SE, Inc., we allocated the cost of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  We do not anticipate these estimates changing in the future.

Allowance for doubtful accounts: We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At June 30, 2007 and December 31, 2006, we recorded an allowance for doubtful accounts of $42,000, the majority of which pertained to one customer.  FutureFuel Chemical Company historically has not experienced significant problems in collecting its receivables and we do not expect this to change going forward.

Depreciation:  Depreciation is provided for using the straight-line method over the associated assets’ estimated useful lives.  We primarily base our estimate of an asset’s useful life on our experience with other similar assets.  The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used or changes in the business climate.  When the actual useful life differs from the estimated useful life, impairment charges may result.  We monitor the estimate useful lives of our assets and do not currently anticipate any impairment charges.

Asset retirement obligations:  We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  At June, 2007 and December 31, 2006, we recorded reserves for closure/post-closure liabilities of $556,000 and $545,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Income taxes:  We account for income taxes using the asset and liability method.  Under this method, income tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts of assets and liabilities and their respective income tax basis.  A future income tax asset or liability is estimated for each temporary difference using enacted and substantively enacted income tax rates and laws expected to be in effect when the asset is realized or the liability settled.  Changes in the expected tax rates and laws to be in effect when the asset is realized or the liability settled could significantly affect the income tax assets and liabilities booked by us.  We monitor changes in applicable tax laws and adjust our income tax assets and liabilities as necessary.

Liquidity and Capital Resources

Our and FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2007 and 2006 was:
(Dollars in thousands)

	2007	2006
Net cash provided by (used in) operating activities	$8,336	$(1,565)
Net cash provided by (used in) investing activities	$(8,495)	$(4,404)
Net cash provided by (used in) financing activities	$(50)	$6,378

Operating Activities:  Cash provided by operating activities increased from $(1,565,000) during the six months ended June 30, 2006 to $8,336,000 during the six months ended June 30, 2007.  This increase primarily resulted from changes in accounts receivable, inventory and accounts payable.  Cash generated from (used in) changes in accounts receivable was $2,565,000 during the first half of 2007 as compared to $(361,000) during the first half of 2006.  At the end of 2006, FutureFuel Chemical Company’s accounts receivable were abnormally high as Eastman Chemical Company had collected a significant amount of payments on behalf of FutureFuel Chemical Company but had not yet transferred funds to FutureFuel Chemical Company.  These funds were collected during the six months ended June 30, 2007 and there was no balance owed FutureFuel Chemical Company at June 30, 2007.  Cash generated from (used in) changes in inventory was $1,508,000 during the first half of 2007 as compared to $(2,845,000) during the first half of 2006.  Inventory at December 31, 2006 was higher than historical norms and FutureFuel Chemical Company was successful during the first quarter of 2007 in reducing inventory days outstanding.  The decrease in inventory from December 31, 2006 to June 30, 2007 was partially offset by accumulation of biodiesel feedstocks and finished product inventories during the second quarter of 2007.  Cash generated from (used in) accounts payable was $1,691,000 during the first half of 2007 as compared to $(2,790,000) during the first half of 2006.  The increase in accounts payable is primarily attributable to increased demand, and hence increased production, across several major product lines.  Other significant changes in cash included a decrease in income taxes payable during the first half of 2007 of $(1,916,000); there was no cash generated from (used in) income taxes payable during the first half of 2006 as Eastman Chemical Company handled all tax obligations for FutureFuel Chemical Company.  The change in income taxes payable was mostly offset by cash generated from accrued expenses and other current liabilities of $423,000 during the first half of 2007 as compared to $(1,248,000) during the first half of 2006.

Investing Activities:  Cash provided by (used in) investing activities during the first half of 2007 was $(8,495,000) as compared to $(4,404,000) during the first half of 2006.  This decrease was primarily driven by FutureFuel Chemical Company’s expansion of its biodiesel related infrastructure and spending on implementation of a new ERP system.

Financing Activities:  Cash provided by (used in) financing activities during the first half of 2007 was $(50,000) as compared to $6,378,000 during the first half of 2006.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.  Financing activities during 2006 consisted of transfers of cash to Eastman Chemical Company and proceeds from long-term debt from related parties.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts aggregate $3,201,000 at June 30, 2007 and were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws will be completed.  Such financial assurance trusts are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The amounts held in trust are included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  Such futures contracts and options on contracts of energy commodities are detailed in note 6 to our annual consolidated financial statements included elsewhere herein.  This activity was captured on our balance sheet at June 30, 2007 and at December 31, 2006.  Second, we hedge our biodiesel feedstocks through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2007 or December 31, 2006 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstocks generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on FutureFuel Chemical Company’s costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (acetic anhydride, electricity, coal, natural gas, biofuel feedstocks, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains a significant risk.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  Under these standards, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2006 or in any preceding year.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2006 and June 30, 2007, the fair values of our derivative instruments were a net liability in the amount of $447,000 and $1,392,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of acetic anhydride, electricity, coal, natural gas, methanol, soybean oil and caustic soda.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2006.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Acetic anhydride	7,256	KG	10.0%	$459	4.1%
Electricity	84	MWH	10.0%	$437	3.8%
Coal	40	MT	10.0%	$407	3.7%
Natural gas	200	KSCF	10.0%	$275	2.5%
Methanol	5,915	KG	10.0%	$205	1.8%
Soybean oil	2,784	KG	10.0%	$163	1.5%
Caustic soda	10	MT	10.0%	$157	1.4%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2006.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of June 30, 2007, we had no borrowings and, as such, were not exposed to interest rate risk.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, we did not timely file this report or the report on Form 10-Q for the quarter ended September 30, 2007 as a result of our having to restate our financial statements to apply purchase accounting to the acquisition of Eastman SE, Inc.  The restatement of our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is more fully disclosed in note 2 to our consolidated financial statements included in our Amendment No. 2 to Form 10, filed February 29, 2008 with the SEC.

The disclosure controls and procedures are designed to, among other things, mitigate the effect of material weaknesses in our internal control over financial reporting disclosed in our Amendment No. 2 to Form 10, filed February 29, 2008.  We have expended substantial financial resources, and our senior management and accounting staff have devoted significant time and attention, in support of these efforts.  Additional information relating to the material weaknesses and management efforts to mitigate the effect on our disclosure controls is set forth in the Amendment No. 2 to Form 10 under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We believe that these processes and procedures mitigate the potential effect of the identified material weaknesses in internal control over financial reporting and the disclosure included in our filings under the Exchange Act.  As a result of these disclosure controls, we believe, and our Chief Executive Officer and Principal Financial Officer have certified to their knowledge that, this report on Form 10-Q does not contain any untrue statement of material fact or omit to state any material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this report.

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.

Neither we nor any of our subsidiaries are a party to, nor is any of ours or their property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.  However, from time to time, FutureFuel Chemical Company and its operations may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Amendment No. 2 to Form 10 Registration Statement filed with the Securities and Exchange Commission on February 29, 2008 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders

On Tuesday, June 26, 2007, the Company held its annual meeting of shareholders for the following purposes:

(1)	to elect one director, Douglas D. Hommert;

(2)	to approve the adoption of the FutureFuel Corp. Omnibus Incentive Plan;

(3)	to amend and restate the Company’s certificate of incorporation to remove references to “business combination” and “qualified business combinations” and related matters;

(4)	to ratify the appointment of KPMG LLP as the Company’s independent auditors for the year ending December 31, 2007; and

(5)	to transact such other business as may properly come before the meeting.

The votes cast for or against (or withheld), and the number of abstentions, for each matter considered and voted upon at the annual meeting is as follows:

(1)	Election of Douglas D. Hommert:

	For: 16,309,806	Withheld: 0

(2)	Adoption of the FutureFuel Corp. Omnibus Incentive Plan:

	For: 16,309,806	Against: 0	Abstain: 0

(3)	Amendment and Restatement the Company’s certificate of incorporation:

	For: 16,309,806	Against: 0	Abstain: 0

(4)	Ratification of the appointment of KPMG LLP:

	For: 16,309,806	Against: 0	Abstain: 0

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
31(a)	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b)	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
32	Section 1350 Certification of chief executive officer and principal financial officer

Forward Looking Information

This Form contains or incorporates by reference “forward-looking statements”.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” and “intend” and similar expressions, as they relate to us, FutureFuel Chemical Company or our respective management, are intended to identify forward-looking statements.  These forward-looking statements are based on current management assumptions and are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions as well as, but not limited to, the following:

•	our board’s selection of FutureFuel Chemical Company as a prospective target business;

•	conflicts of interest of our officers and directors;

•	potential future affiliations of our officers and directors with competing businesses;

•	the control by our founding shareholders of a substantial interest in us;

•	the highly competitive nature of the chemical and alternative fuel industries;

•	fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer or which form a portion of our business;

•	changes in technology may render our products or services obsolete;

•	failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities;

•	the operations of FutureFuel Chemical Company’s biofuels business may be harmed if the applicable government were to change current laws and/or regulations;

•	our board may have incorrectly evaluated FutureFuel Chemical Company’s potential liabilities;

•
our board may have FutureFuel Chemical Company engage in hedging transactions in an attempt to mitigate exposure to price fluctuations in petroleum product transactions and other portfolio positions which may not ultimately be successful; and

•	we may not continue to have access to capital markets and commercial bank financing on favorable terms and FutureFuel Chemical Company may lose its ability to buy on open credit terms.

Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurances can be given that such expectations will prove to have been correct.  All forward-looking statements included in this Form and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as to their particular dates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:  /s/ Douglas D. Hommert
Douglas D. Hommert, Executive Vice President, Secretary
and Treasurer

Date:  March 3, 2008