Form 10-Q
period 2007-09-30
FutureFuel Corp.
filed 2008-03-11
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________
Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,700,000

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2007 and our audited consolidated balance sheet as at December 31, 2006, the unaudited consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and September 30, 2006, and the unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and September 30, 2006.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2007 and December 31, 2006
(Dollars in thousands)
	(Unaudited) September 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$54,063	$63,129
Accounts receivable, net of allowances of $42 and $42, respectively	17,349	23,903
Inventory	25,566	22,582
Current deferred income tax asset	613	70
Prepaid expenses	264	1,248
Marketable debt securities	14,831	-
Other current assets	685	3,131
Total current assets	113,371	114,063
Property, plant and equipment, net	93,047	82,626
Restricted cash and cash equivalents	3,236	3,127
Intangible assets	463	548
Other assets	3,770	2,765
Total noncurrent assets	100,516	89,066
Total Assets	$213,887	$203,129
Liabilities and Stockholders’ Equity
Accounts payable	$18,853	$12,945
Accounts payable – related parties	278	112
Income taxes payable	426	1,916
Short term contingent consideration	231	191
Accrued expenses and other current liabilities	1,845	1,717
Accrued expenses and other current liabilities – related parties	-	40
Total current liabilities	21,633	16,921
Long term contingent consideration	1,988	2,168
Other noncurrent liabilities	1,120	914
Noncurrent deferred income taxes	23,763	21,970
Total noncurrent liabilities	26,871	25,052
Total Liabilities	48,504	41,973
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,700,000 issued and outstanding	3	3
Accumulated other comprehensive income	17	-
Additional paid in capital	158,436	158,436
Retained earnings	6,927	2,717
Total stockholders’ equity	165,383	161,156
Total Liabilities and Stockholders’ Equity	$213,887	$203,129
The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
For the Three Months Ended September 30, 2007 and 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues	$46,558	$-
Revenues – related parties	-	-
Cost of goods sold	38,787	-
Cost of goods sold – related parties	451	-
Distribution	435	-
Gross profit	6,885	-
Selling, general and administrative expenses	1,290	56
Selling, general and administrative expenses - related parties	11	-
Research and development expenses	946	-
Income (loss) from operations	4,638	(56)
Interest income	877	1,904
Interest expense	(5)	-
Gain on foreign currency	2	-
Other expense	-	-
	874	1,904
Income before income taxes	5,512	1,848
Provision for income taxes	2,169	697
Net income	$3,343	$1,151

Earnings per common share
Basic	$0.13	$0.04
Diluted	$0.10	$0.04
Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	32,286,294	31,079,195

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues	$125,645	$-
Revenues – related parties	40	-
Cost of goods sold	113,407	-
Cost of goods sold – related parties	1,064	-
Distribution	1,195	-
Gross profit	10,019	-
Selling, general and administrative expenses	2,829	359
Selling, general and administrative expenses - related parties	94	-
Research and development expenses	2,616	-
Income (loss) from operations	4,480	(359)
Interest income	2,695	1,909
Interest expense	(18)	-
Gain on foreign currency	7	-
Other expense	(68)	(2)
	2,616	1,907
Income before income taxes	7,096	1,548
Provision for income taxes	2,886	584
Net income	$4,210	$964

Earnings per common share
Basic	$0.16	$0.04
Diluted	$0.13	$0.03
Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	32,274,327	31,079,195

The accompanying notes are an integral part of these financial statements

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows provide by operating activities
Net income	$4,210	$964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,388	-
Provision for deferred income taxes	1,249	-
Change in fair value of derivative instruments	1,095	-
Losses on disposals of fixed assets	112	-
Noncash interest expense	16	-
Changes in operating assets and liabilities:
Accounts receivable	6,554	-
Inventory	(2,351)	-
Prepaid expenses	984	(115)
Other assets	(1,017)	(688)
Accounts payable	5,909	844
Accounts payable – related parties	166	-
Income taxes payable	(1,490)	-
Accrued expenses and other current liabilities	128	2
Accrued expenses and other current liabilities – related parties	(40)	-
Other noncurrent liabilities	190	-
Net cash provided by operating activities	19,103	1,007
Cash flows used in investing activities
Restricted cash	(109)	-
Collateralization of derivative instruments	1,352	-
Purchase of marketable securities	(14,803)	-
Contingent purchase price payment	(140)	-
Capital expenditures	(14,419)	-
Net cash used in investing activities	(28,119)	-
Cash flows used in financing activities
Financing fee	(50)	-
Proceeds from long term debt - related parties	-	500
Stock redemption	-	(1,392)
Net cash used in financing activities	(50)	(892)
Net change in cash and cash equivalents	(9,066)	115
Cash and cash equivalents at beginning of period	63,129	28
Cash and cash equivalents at end of period	$54,063	$143

Cash paid for interest	$3	$-
Cash paid for taxes	$2,992	$-

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.  On July 12, 2006, Viceroy completed an equity offering.

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

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2006 audited financial statements and should be read in conjunction with the 2006 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform with the current year presentation.

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

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	September 30, 2007	December 31, 2006
At first-in, first-out or average cost (approximates current cost)
Finished goods	$8,049	$7,943
Work-in-process	884	1,750
Raw materials and supplies	16,703	12,894
	25,636	22,587
LIFO reserve	(70)	(5)
Total inventories	$25,566	$22,582

3)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2007		December 31, 2006
	Quantity (000 bbls) Long/ (Short)	Fair Market Value	Quantity (000 bbls) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in other current assets	67	$(1,075)	(250)	$(28)
Regulated options, included in other current assets	(250)	$(467)	(100)	$(419)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,209 and $3,578 at September 30, 2007 and December 31, 2006, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included in other current assets.

4)           Marketable debt securities

In September 2007, FutureFuel made an investment in certain U.S. treasury bills and notes.  These marketable debt securities have maturities ranging from March 2008 to August 2009.  FutureFuel anticipates these securities being sold within one year, regardless of the maturity date, and has therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through September 30, 2007.

The fair market value of these marketable debt securities totaled $14,831 and $0 at September 30, 2007 and December 31, 2006, respectively.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2007	December 31, 2006
Accrued employee liabilities	$455	$773
Accrued property, use and franchise taxes	873	373
Accrued professional fees	100	340
Amounts collected on behalf of Eastman Chemical	20	178
Other	397	93
	$1,845	$1,757

6)           Borrowings

In March 2007 FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and the general corporate purposes of FutureFuel Chemical.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at the following margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time.

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

As of September 30, 2007, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Provision for income taxes	$2,169	$697	$2,886	$584
Effective tax rate	39.4%	37.7%	40.7%	37.7%

The effective tax rates for the three and nine months ended September 30, 2007 and 2006 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretations No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007.  FutureFuel does not and has not possessed a significant liability for unrecognized tax benefits and, as a result, did not recognize any significant change in this liability as a result of the implementation of FIN 48.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

FutureFuel records interest and penalties net as a component of income tax expense.  As of September 30, 2007, FutureFuel had no accrual for interest or tax penalties.

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

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$3,343	$1,151	$4,210	$964
Weighted average number of common shares outstanding	26,700,000	26,700,000	26,700,000	26,700,000
Effect of warrants	5,586,294	4,379,195	5,574,327	4,379,195
Weighted average diluted number of common shares outstanding	32,286,294	31,079,195	32,274,327	31,079,195
Basic earnings per share	$0.13	$0.04	$0.16	$0.04
Diluted earnings per share	$0.10	$0.04	$0.13	$0.03

9)           Segment information

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel revenues are generally derived in one of two ways.  Revenues are generated under tolling agreements whereby customers supply key biodiesel feed stocks which FutureFuel then converts into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Revenues are also generated through the production and sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the three months ended September 30, 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2007	$36,884	$9,674	$46,558
September 30, 2006	$0	$0	$0

FutureFuel’s revenues for the nine months ended September 30, 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2007	$105,066	$20,619	$125,685
September 30, 2006	$0	$0	$0

Beginning in 2005, FutureFuel Chemical Company began invoicing Procter & Gamble International Operations Mexico, D.F. directly, at which time revenues from Mexico became a material component of total revenues.  Revenues from Mexico account for 11% of total revenues for both the three and nine months ended September 30, 2007.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada account for 9% of total revenues for the three months ended September 30, 2007 and 4% of total revenues for the nine months ended September 30, 2007.  Other than Mexico and Canada, revenues from a single foreign country during the three and nine months ended September 30, 2007 did not exceed 3% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenues
Chemicals	$35,668	$-	$105,737	$-
Biofuels	10,890	-	19,948	-
Revenues	$46,558	$-	$125,685	$-
Segmented gross margins
Chemicals	$8,326	$-	$19,047	$-
Biofuels	(1,441)	-	(9,028)	-
Segmented gross margins	6,885	-	10,019	-
Corporate expenses	(2,247)	(56)	(5,539)	(359)
Income (loss) before interest and taxes	4,638	(56)	4,480	(359)
Interest income	877	1,904	2,695	1,909
Interest and other expenses	(3)	-	(79)	(2)
Provision for income taxes	(2,169)	(697)	(2,886)	(584)
Net income	$3,343	$1,151	$4,210	$964

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

10)         Recently issued accounting standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  With the exception of other non-financial assets and liabilities, SFAS No. 157 will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007.  With respect to other non-financial assets and liabilities, the FASB has provided a one-year implementation deferral.  FutureFuel is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, and results of operations.

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

The following sets forth FutureFuel Chemical Company’s (formerly known as Eastman SE, Inc.) unaudited statements of operations for the three- and nine-month periods ended September 30, 2006 and the unaudited statement of cash flows for the nine-month period ended September 30, 2006.

FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
Statement of Operations
For the Three and Nine Months Ended September 30, 2006
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$37,677	$97,192
Revenues – related parties	4,534	14,799
Cost of goods sold	34,780	88,322
Cost of goods sold – related parties	4,534	14,799
Distribution	304	915
Gross profit	2,593	7,955
Selling, general and administrative expenses	1,666	4,639
Research and development expenses	1,283	3,330
Loss before income taxes	(356)	(14)
Benefit for income taxes	(86)	(4)
Net loss	$(270)	$(10)

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(Dollars in thousands)
(Unaudited)

Nine Months Ended September 30, 2006
Cash flows used in operating activities
Net loss	$(10)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	6,760
Provision for deferred income taxes	414
Losses on disposals of fixed assets	205
Changes in operating assets and liabilities:
Accounts receivable	(800)
Inventory	(5,731)
Prepaid expenses	(13)
Other assets	(118)
Accounts payable	(1,217)
Accrued expenses and other current liabilities	(364)
Other noncurrent liabilities	(61)
Net cash used in operating activities	(935)
Cash flows used in investing activities
Capital expenditures	(7,887)
Net cash used in investing activities	(7,887)
Cash flows provided by financing activities
Transfer to parent, net	8,822
Net cash provided by financing activities	8,822
Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

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

The accompanying financial statements have been prepared by Eastman SE in accordance and consistent with the accounting policies stated in Eastman SE’s 2006 audited financial statements and should be read in conjunction with the audited financial statements of Eastman SE.

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

Corporate Allocations

The financial statements prior to October 31, 2006 include allocations of certain corporate services provided by Eastman Chemical’s management, including finance, legal, information systems, human resources and distribution.  Eastman Chemical has utilized its experience with the business of the Batesville Plant and its judgment in allocating such corporate services and other support to the periods prior to October 31, 2006.  Costs allocated for such services were:

Notes to Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Distribution	$117	$377
Selling, general and administrative	1,416	3,892
Research and development	326	587
Total cost and expenses allocated	$1,859	$4,856

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

2)           Benefit for income taxes

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Benefit for income taxes	$(86)	$(4)
Effective tax rate	24.2%	28.6%

The effective tax rate for the three- and nine-month periods ended September 30, 2006 reflect Eastman SE’s expected tax rate on reported operating earnings before income tax.

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

Summary of revenues by geographic area

Most of Eastman SE’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of Eastman SE’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from Eastman SE to the customer.  Rarely is Eastman SE the

Notes to Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)
(Unaudited)

exporter of record, never is Eastman SE the importer of record into foreign countries and Eastman SE is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  Eastman SE does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  Eastman SE’s revenues for the three and nine months ended September 30, 2006 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Periods ended September 30, 2006	United States	All Foreign Countries	Total
Three months	$36,909	$5,302	$42,211
Nine months	$96,581	$15,410	$111,991

Beginning in 2005, Eastman SE Company began invoicing Procter & Gamble International Operations Mexico, D.F. directly, at which time revenues from Mexico became a material component of total revenues.  Revenues from Mexico account for 11% of total revenues for the three months ended September 30, 2006 and 13% of total revenues for the nine months ended September 30, 2006.  Other than Mexico, revenues from a single foreign country during the three and nine months ended September 30, 2006 did not exceed 3% of total revenues.

Summary of business by segment

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues
Chemicals	$35,842	$102,882
Biofuels	6,369	9,109
Revenues	$42,211	$111,991
Segmented gross margins
Chemicals	$6,082	$14,574
Biofuels	(3,489)	(6,619)
Segmented gross margins	2,593	7,955
Corporate expenses	(2,949)	(7,969)
Loss before taxes	(356)	(14)
Benefit for income taxes	86	4
Net loss	$(270)	$(10)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with ours and FutureFuel Chemical Company’s financial statements, including the notes thereto.  For the three- and nine-month periods ended September 30, 2006, the financial information presented combines our consolidated and FutureFuel Chemical Company’s financial statements.  This information is for illustrative purposes only.  The consolidated company would likely have performed differently had the Company and FutureFuel Chemical Company always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.  See “Forward Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

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

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  In addition to selling for its own account, FutureFuel Chemical Company produced, for a fee, biodiesel for a third party under a tolling agreement.  Under that tolling agreement, for every gallon of feedstock provided by that party to FutureFuel Chemical Company, FutureFuel Chemical Company was obligated to deliver one gallon of biodiesel, up to a maximum amount of 6 million gallons annually.  The tolling agreement terminated on September 30, 2007 and was not renewed.  FutureFuel Chemical Company delivered approximately 2.1 million gallons pursuant to that tolling agreement.

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

Operating costs include selling, general and administrative and research and development expenses.  These expense categories include expenses that were directly incurred by us and FutureFuel Chemical Company and, for the three- and nine-month periods ended September 30, 2006, corporate expense allocations from Eastman Chemical Company.  Allocations from Eastman Chemical Company of costs of goods sold, distribution and selling and general administrative expenses were made primarily based on a percentage of revenues and allocations of research and development expenses were made based upon actual time incurred; we believe both represent reasonable allocation methodologies.  These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if FutureFuel Chemical Company had been operating as a separate entity.  Beginning November 1, 2006, all operating expenses were directly incurred by us and FutureFuel Chemical Company.  Please see footnote 1 of FutureFuel Chemical Company’s financial statements for a more detailed discussion of corporate expense allocations from Eastman Chemical Company.

The financial statements provided herein disclose related party transactions and the impact of those transactions on historical revenues and expenses.  The discussions of results of operations that follow are based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues: Revenues for the quarter ended September 30, 2007 were $46,558,000 as compared to revenues for the quarter ended September 30, 2006 of $42,211,000, an increase of 10%.  The increase was primarily attributable to CPOs, other products and biodiesel.  Revenues from SSIPA/LiSIPA contributed modestly to the increase.  Revenues from NOBS, the proprietary herbicide and intermediates and DIPBs each decreased approximately 10%.  Revenues from biodiesel increased 70% and accounted for 23% of total revenues in 2007 as compared to 15% in 2006.  Revenues from NOBS decreased 10% and accounted for 43% of total revenues in 2007 as compared to 53% in 2006.  Revenues from the proprietary herbicide and intermediates decreased 8% and accounted for 13% of total revenues in 2007 as compared to 15% in 2006.  Revenues from CPOs increased 62% in 2007 and accounted for 4% of total revenues in 2007 as compared to 3% in 2006.  Revenues from DIPBs decreased 13% and accounted for 4% of total revenues in 2007 as compared to 5% in 2006.  Revenues from SSIPA/LiSIPA increased 9% and accounted for 4% of total revenues in both 2007 and 2006.  Revenues from other products increased 110% and accounted for 9% of total revenues in 2007 as compared to 5% in 2006.

Revenues from NOBS declined moderately for the second consecutive quarter.  However, on a year-to-date basis, as detailed below, revenues are down only 4%, which is roughly in line with our expectations of stable demand from this customer.  Revenues from the proprietary herbicide and intermediates decreased 8% during the third quarter of 2007 due primarily to a drop in demand following a very strong second quarter.  Demand from this customer typically fluctuates during the year as the customer manages inventory levels and responds to changing market conditions.  The decrease in demand was offset to a small degree by a price increase passed along to the customer in the second quarter of 2007 to recoup increased raw material costs.  Demand from this customer for the proprietary herbicide and intermediates remained strong through the remainder of the year.  At present, revenues from NOBS and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 56% of revenues in the quarter ended September 30, 2007 as compared to 68% in the quarter ended September 30, 2006.  The future volume of and revenues from NOBS depends on both consumer demand for the product containing NOBS and the manufacturing, sales and marketing priorities of our NOBS customer.  We are unable to predict with certainty the revenues we will receive from NOBS in the future.  The prices for the proprietary herbicide and intermediates were reduced by 10% early in 2007 due to continued competitive pressures from generic product competition.  This price decrease was partially offset by a June 1, 2007 price increase of approximately 4% to cover certain raw material cost increases that we had incurred beginning in the first quarter of 2007.  We believe our customer has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together increased 14% during the third quarter of 2007.  This increase is largely the result of new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity from 750,000 gallons per quarter at September 30, 2006 to 6 million gallons per quarter at September 30, 2007.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended September 30, 2007 were $39,673,000 as compared to total cost of goods sold and distribution for the quarter ended September 30, 2006 of $39,618,000, an increase of less than 1%.

Cost of goods sold and distribution for the quarter ended September 30, 2007 for FutureFuel Chemical Company’s chemicals segment were $27,342,000 as compared to cost of goods sold and distribution for the quarter ended September 30, 2006 of $29,760,000.  Gross margins improved for all chemical products during the third quarter of 2007 as compared to 2006, with the exception of NOBS, where gross margins decreased from 27% of total chemical revenues to 25%.  This decrease was largely the result of increased raw material prices resulting from new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  As a whole, gross margin for the chemicals segment increased from 17% of total chemical revenues in the third quarter of 2006 to 23% in 2007.  Increased margins for the chemical segment are primarily attributable to cost reduction efforts implemented during the first half of 2007 as well as higher revenues from biofuels, which pulled fixed cost away from the chemicals segment.

Cost of goods sold and distribution for the quarter ended September 30, 2007 for FutureFuel Chemical Company’s biofuels segment were $12,301,000 as compared to cost of goods sold and distribution for the quarter ended September 30, 2006 of $9,858,000.  This 25% increase in cost of goods sold and distribution was far less than the 70% increase in biofuels revenue.  Reduced per gallon costs were attributable to a focus on continuous production, as more fully described below.

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

Operating Expenses:  Operating expenses decreased from $3,005,000 for the quarter ended September 30, 2006 to $2,247,000 for the quarter ended September 30, 2007, or approximately 25%.  This decrease was primarily the result of lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.

Provision for Income Taxes:  The effective tax rates for the three months ended September 30, 2007 and 2006 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $528,000 at September 30, 2007.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenues: Revenues for the nine months ended September 30, 2007 were $125,685,000 as compared to revenues for the nine months ended September 30, 2006 of $111,991,000, an increase of 12%.  Revenues from all product lines excluding NOBS and the proprietary herbicide and intermediates increased greater than 15%.  Revenues from biodiesel increased more than 100% and accounted for 16% of total revenues in 2007 as compared to 8% in 2006.  Revenues from NOBS decreased 4% and accounted for 47% of total revenues in 2007 as compared to 55% in 2006.  Revenues from the proprietary herbicide and intermediates decreased 9% and accounted for 14% of total revenues in 2007 as compared to 17% in 2006.  Revenues from CPOs increased 42% in 2007 and accounted for 4% of total revenues in 2007 as compared to 3% in 2006.  Revenues from DIPBs increased 16% and accounted for 5% of total revenues in both 2007 and 2006.  Revenues from SSIPA/LiSIPA increased 33% and accounted for 5% of total revenues in 2007 as compared to 4% in 2006.  Revenues from other products increased 43% and accounted for 9% of total revenues in 2007 as compared to 8% in 2006.

Revenues from NOBS and the proprietary herbicide and intermediates are the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 61% of revenues in the nine months ended September 30, 2007 as compared to 72% in the nine months ended September 30, 2006.  See above for a discussion of pricing and demand for these products.

Revenues from CPOs and DIPBs together increased 26% during the first nine months of 2007.  This increase is largely the result of new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity from 750,000 gallons per quarter at September 30, 2006 to 6 million gallons per quarter at September 30, 2007.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the nine months ended September 30, 2007 were $115,666,000 as compared to total cost of goods sold and distribution for the nine months ended September 30, 2006 of $104,036,000, an increase of 11%.

Cost of goods sold and distribution for the nine months ended September 30, 2007 for FutureFuel Chemical Company’s chemicals segment were $86,690,000 as compared to cost of goods sold and distribution for the nine months ended September 30, 2006 of $88,307,000, a decrease of 2%.  Gross margins improved for all chemical products during the first nine months of 2007 as compared to 2006, with the exception of NOBS, where gross margin decreased from 31% of total chemical revenues to 19%.  This decrease was largely the result of increased raw material prices resulting from new supply agreements and contractual pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  As a whole, gross margin for the chemicals segment increased from 14% of total chemical revenues in the first nine months of 2006 to 18% in 2007.  Increased margins for the chemical segment are primarily attributable to cost reduction efforts implemented during the first half of 2007 as well as higher revenues from biofuels, which pulled fixed cost away from the chemicals segment.

Cost of goods sold and distribution for nine months ended September 30, 2007 for FutureFuel Chemical Company’s biofuels segment were $28,949,000 as compared to cost of goods sold and distribution for the nine months ended September 30, 2006 of $15,729,000.  This 84% increase in cost of goods sold and distribution was less than the 118% increase in biofuels revenue.  Reduced per gallon costs were more pronounced during the second and third quarter of 2007 than the first quarter and were attributable to a focus on continuous production, as more fully described above.

Operating Expenses:  Operating expenses decreased from $8,328,000 for the nine months ended September 30, 2006 to $5,539,000 for the nine months ended September 30, 2007, or approximately 33%.  This decrease was primarily the result of lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.

Provision for Income Taxes:  The effective tax rates for the nine months ended September 30, 2007 and 2006 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $528,000 at September 30, 2007.

Critical Accounting Estimates

Purchase price allocation: Following our acquisition of Eastman SE, Inc., we allocated the cost of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  We do not anticipate these estimates changing in the future.

Allowance for doubtful accounts: We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At September 30, 2007 and December 31, 2006, we recorded an allowance for doubtful accounts of $42,000 and $42,000, respectively, the majority of which pertained to one customer.  FutureFuel Chemical Company historically has not experienced significant problems in collecting its receivables and we do not expect this to change going forward.

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

Asset retirement obligations:  We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  At September 30, 2007 and December 31, 2006, we recorded reserves for closure/post-closure liabilities of $561,000 and $545,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Liquidity and Capital Resources

Our and FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2007 and 2006 was:

(Dollars in thousands)

	2007	2006
Net cash provided by (used in) operating activities	$19,103	$72
Net cash provided by (used in) investing activities	$(28,119)	$(7,887)
Net cash provided by (used in) financing activities	$(50)	$7,930

Operating Activities:  Cash provided by operating activities increased from $72,000 during the nine months ended September 30, 2006 to $19,103,000 during the nine months ended September 30, 2007.  This increase primarily resulted from changes in accounts receivable, inventory and accounts payable.  Cash generated from (used in) changes in accounts receivable was $6,554,000 during the first three quarters of 2007 as compared to $(800,000) during the first three quarters of 2006.  At the end of 2006, FutureFuel Chemical Company’s accounts receivable were abnormally high as Eastman Chemical Company had collected a significant amount of payments on behalf of FutureFuel Chemical Company but had not yet transferred funds to FutureFuel Chemical Company.  These funds were collected during the six months ended June 30, 2007 and there was no balance owed FutureFuel Chemical Company at September 30, 2007.  Cash generated from (used in) changes in inventory was $(2,351,000) during the first nine months of 2007 as compared to $(5,731,000) during the first nine months of 2006.  Inventory at December 31, 2006 was higher than historical norms and FutureFuel Chemical Company was successful during the first quarter of 2007 in reducing inventory days outstanding.  The decrease in inventory from December 31, 2006 to September 30, 2007 was partially offset by accumulation of biodiesel feedstocks and finished product inventories during the second and third quarters of 2007.  Cash generated from (used in) changes in accounts payable was $5,909,000 during the first nine months of 2007 as compared to $(373,000) during the first nine months of 2006.  The increase in accounts payable is primarily attributable to increased demand, and hence increased production, across several major product lines.  Other significant changes in cash included a decrease in income taxes payable during the first nine months of 2007 of $(1,490,000); there was no cash generated from (used in) income taxes payable during the first nine months of 2006 as Eastman Chemical Company handled all tax obligations for FutureFuel Chemical Company.  The change in income taxes payable was mostly offset by cash generated from the change in the fair value of derivative instruments of $1,095,000 during the first nine months of 2007.  There was no cash generated from (used in) the change in the fair value of derivative instruments during the first nine months of 2006 as FutureFuel Chemical Company did not employ hedging strategies for feedstock procurement or finished product sales in its biodiesel business.

Investing Activities:  Cash provided by (used in) investing activities during the first nine months of 2007 was $(28,119,000) as compared to $(7,887,000) during the first nine months of 2006.  This decrease was primarily attributable to an $14,803,000 purchase of marketable securities during the third quarter of 2007, as well as increased capital expenditures driven by FutureFuel Chemical Company’s expansion of its biodiesel related infrastructure and spending on implementation of a new ERP system.

Financing Activities:  Cash provided by (used in) financing activities during the first nine months of 2007 was $(50,000) as compared to $7,930,000 during the first nine months of 2006.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.  Financing activities during 2006 consisted of transfers of cash to Eastman Chemical Company and proceeds from long-term debt from related parties.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts aggregate $3,236,000 at September 30, 2007 and were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws will be completed.  Such financial assurance trusts are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The amounts held in trust are included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  Such futures contracts and options on contracts of energy commodities are detailed in note 6 to our annual consolidated financial statements.  This activity was captured on our balance sheet at September 30, 2007 and at December 31, 2006.  Second, we hedge our biodiesel feedstocks through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2007 or December 31, 2006 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstocks generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  Under these standards, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2007 or in any preceding year.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2006 and September 30, 2007, the fair values of our derivative instruments were a net liability in the amount of $447,000 and $1,542,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  For the year ended December 31, 2006, these items are principally comprised of acetic anhydride, electricity, coal, natural gas, methanol, soybean oil and caustic soda.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

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

(Volumes and dollars in thousands)

Item	Volume Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Acetic anhydride(a)	7,256	KG	10.0%	$459	4.1%
Electricity(a)	84	MWH	10.0%	$437	3.8%
Coal(a)	40	MT	10.0%	$407	3.7%
Natural gas(a)	200	KSCF	10.0%	$275	2.5%
Methanol(a)	5,915	KG	10.0%	$205	1.8%
Soybean oil(b)	20,037	KG	10.0%	$1,207	10.9%
Caustic soda(a)	10	MT	10.0%	$157	1.4%
__________

(a)
Volume requirements, average price information and impact on gross profit are based upon volumes used, prices obtained and gross profit reported for the twelve months ended December 31, 2006.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

(b)
The percentage decrease in gross profit of a hypothetical adverse change in price for this item has changed materially during the first nine months of 2007.  Volume requirements, average price information and impact on gross profit for this item are based upon volumes used, prices obtained and gross profit reported for the nine months ended September 30, 2007.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of September 30, 2007, we had no borrowings and, as such, were not exposed to interest rate risk.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2007 were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Notwithstanding the foregoing, we did not timely file this report as a result of our having to restate our financial statements to apply purchase accounting to the acquisition of

Eastman SE, Inc.  The restatement of our financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 is more fully disclosed in note 2 to our consolidated financial statements included in our Amendment No. 2 to Form 10, filed February 29, 2008 with the SEC.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our subsidiary are a party to, nor is any of ours or their property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.  However, from time to time, FutureFuel Chemical Company and its operations may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Amendment No. 2 to Form 10 Registration Statement filed with the Securities and Exchange Commission on February 29, 2007 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

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

Date:  March 11, 2008