Form 10-K
FutureFuel Corp.
filed 2008-03-31
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007 or
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________
Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
(Address of Principal Executive Offices)

(805) 565-9800
(Registrant’s Telephone Number)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

n/a	n/a

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ⁫ No  √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ⁫ No  √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  √ No  ⁫

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer ⁫
Non-accelerated filer √	Smaller reporting company ⁫

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ⁫  No  √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $99,982,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,700,000.

Table of Contents

PART I

Item 1. Business.

General Development of the Business Since January 1, 2007

The Company

FutureFuel Corp. (the “Company” or “we”, “our” or “us”) is a Delaware corporation incorporated on August 12, 2005 under the name “Viceroy Acquisition Corporation”.  We were formed to serve as a vehicle for the acquisition by way of an asset acquisition, merger, capital stock exchange, share purchase or similar transaction of one or more operating businesses in the oil and gas industry.  On July 12, 2006, we completed an offering of 22,500,000 units, each unit consisting of one share of our common stock and one warrant to acquire one share of our common stock.  These units were issued at $8.00 per unit.  In connection with the offering, our shares and warrants were listed on the Alternative Investment Market (“AIM”) of the London Stock Exchange plc.  On July 21, 2006, we entered into an acquisition agreement with Eastman Chemical Company to acquire its wholly-owned subsidiary, Eastman SE, Inc., a chemical manufacturer which had just launched a biobased products platform.  Our shareholders approved the acquisition of Eastman SE, Inc. on October 27, 2006.  On October 31, 2006, the acquisition of Eastman SE, Inc. was consummated (effective after the close of business on that day) and Eastman SE, Inc. became our wholly-owned subsidiary.  In connection with such closing, we changed our name to FutureFuel Corp. and Eastman SE, Inc. changed its name to FutureFuel Chemical Company.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and infrastructure, including on-site liquid waste treatment.  The plant is staffed by 453 non-union full-time employees.  FutureFuel Chemical Company manufacturers diversified chemical products.  In addition, in 2005, it launched a biobased products platform, comprising biofuels and biobased specialty chemical products.

Plan of Operation for the Consolidated Company

Our strategy in relation to the acquired operations is to build upon and expand FutureFuel Chemical Company’s biobased products platform and to continue FutureFuel Chemical Company’s chemical manufacturing activities.

We initially planned to increase the plant’s biodiesel capacity to 40 million gallons per year by May 2007 and to 160 million gallons per year by November 2007, with substantial complementary expenditures on infrastructure to support this increased capacity. After closing on our acquisition of FutureFuel Chemical Company on October 31, 2006, we and, to our knowledge, the industry as a whole witnessed a rapid erosion in margins for producing biodiesel. See http://www.thehindubusinessline.com/2006/12/21/stories/2006122103701200.htm. As a result of these decreased margins, in January 2007 we determined that it was not in our shareholders best interest to proceed on an accelerated basis to increase capacity and, therefore, we suspended the biodiesel capacity expansion. However, we continued with (and in some cases have already completed) certain core infrastructure projects as described below. We believe these projects will bring efficiency, operational flexibility and cost savings to FutureFuel Chemical Company’s existing biodiesel and chemical business lines.

The core infrastructure projects included:

•
adding methanol recovery and biodiesel feedstock pretreatment capabilities to the plant - the biodiesel feedstock pretreatment system has been completed and the methanol recovery system is scheduled for completion in the second half of 2008;

•
constructing additional storage and related infrastructure at the plant to support increased movements of feedstocks, methanol and biodiesel on and off the site - this project is substantially completed;

•	expanding on-site rail siding and railcar loading and unloading facilities to accommodate the increased number of railcars expected at the plant - this project is substantially completed;

•
obtaining storage/thruput in Little Rock, Arkansas on the Arkansas River so that biodiesel can be shipped by barge to larger markets and feedstocks can be brought in to the plant by barge and truck - a lease agreement was signed with Center Point Terminal Company concurrent with the closing of the acquisition of FutureFuel Chemical Company;

•
acquiring a fleet of tanker trucks to transport the biofuels and feedstocks between the plant and these storage facilities on such rivers - this project is substantially completed until logistical requirements require a larger internal truck fleet; and

•
procuring railcars to transport raw goods to the plant and deliver biodiesel from the plant to customers - this project is substantially completed until logistical requirements require a larger railcar fleet.

Construction is in progress for the first three site infrastructure projects described above.  As indicated, the last three projects are complete or substantially complete.  We believe that FutureFuel Chemical Company will be able to timely obtain the materials to complete these projects as scheduled, although no assurances can be given that the scheduled timetables will be achieved or that they will not be revised based upon market conditions.

In December 2006, FutureFuel Chemical Company commenced storage of its biodiesel at a liquid bulk storage facility in Little Rock, Arkansas.  Additional locations will be assessed as market conditions dictate (e.g., FutureFuel Chemical Company’s need for additional storage space, the availability of such space and the cost of such space).  FutureFuel Chemical Company has already acquired several tanker trucks and has leased methanol and biodiesel railcars.  The need for additional tanker trucks and/or railcars will be assessed as demand for FutureFuel Chemical Company’s biodiesel and logistics dictate.  We believe that implementation of the above strategy will help FutureFuel Chemical Company remain a substantial participant in the biofuels market.

At the time that we suspended expansion of the biodiesel capacity, we determined that any future expansions of biodiesel production capacity would be dictated by changing market conditions.  Justification for capacity expansion is dependent upon three primary factors: (i) the price of crude oil, and more specifically the price of petrodiesel; (ii) the price of feedstock oils/fats required to produce biodiesel; and (iii) tax incentives and volume mandates.  For example, see http://greenfuels.org/biodiesel/economics.htm.  Biodiesel is generally sold as a blend with petrodiesel, which is its primary competitive product, and must be priced close to parity with petrodiesel in order to be competitive in the marketplace.  Feedstock cost is the largest single component of biodiesel production costs and therefore has a substantial impact on production costs.  See http://www.eia.doe.gov/oiaf/analysispaper/biodiesel/.  In the second quarter of 2007, crude oil prices strengthened (see http://www.dallasfed.org/research/energy/en0702.cfm) and, despite corresponding increases in feedstock oil prices, soybean oil in particular, we judged these and future market conditions to be supportive of biodiesel capacity expansion and therefore resumed a project to expand capacity by 35 million gallons per year (for a total capacity of 59 million gallons per year) through a new continuous processing line, projected to be operational during the second half of 2008.  However, no assurances can be given that the scheduled timetable will be achieved or that it will not be revised based upon market conditions such as those discussed above.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures and Commitments” below for an estimate of the capital cost of the capital projects discussed above.  The storage and procurement of railcars are not capital projects; rather, they affect cash flow through ongoing lease commitments.  These lease commitments are included in footnote 18 of our consolidated financial statements for the year ended December 31, 2007 contained elsewhere herein.  Based upon our budget, existing cash and the proceeds from the $50 million credit facility described below, we do not believe that it will be necessary for us to raise additional funds to meet the expenditures required for operating the business as set forth above.

Financial Information about Segments

Historically, the business and assets included in FutureFuel Chemical Company were accounted for by Eastman Chemical Company in various segments of Eastman Chemical Company’s overall business.  Although FutureFuel Chemical Company was incorporated on September 1, 2005, Eastman Chemical Company did not begin transferring assets into FutureFuel Chemical Company until January 1, 2006 and completed the transfer in subsequent periods prior to the closing of our acquisition of FutureFuel Chemical Company.  Notwithstanding that FutureFuel Chemical Company was a separately incorporated entity, Eastman Chemical Company did not prepare separate financial statements for FutureFuel Chemical Company nor was Eastman Chemical Company required to do so under local law or accounting rules.  Rather, the operations of the Batesville plant were reported within Eastman Chemical Company based upon the underlying products and the revenues and expenses of the plant were effectively spread throughout Eastman Chemical Company’s financial statements.  In addition, allocations to the plant of Eastman Chemical Company overhead (such as insurance, employee benefits, legal expenses and the like) were based upon assumptions made by Eastman Chemical Company and such assumptions historically did not reflect expenses which FutureFuel Chemical Company would have incurred had it been a stand-alone entity.  Since we did not acquire or succeed to all of the assets and liabilities of Eastman Chemical Company, “carve-out” financial statements have been prepared for the acquired component business, excluding the continuing operations retained by Eastman Chemical Company.  As our acquisition of Eastman SE, Inc. was accounted for through purchase accounting, a presentation of the historical financial results of the Batesville plant occurring before November 1, 2006 is not made within our historical financial results.  The financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2007 and December 31, 2006, the “carve-out” operations of the Batesville plant for the ten-month period ended October 31, 2006 and the twelve-month period ended December 31, 2005, and where noted the combined results of us and FutureFuel Chemical Company for the twelve months ended December 31, 2006.

The following table sets forth: (i) our consolidated revenues from external customers for the year ended December 31, 2007, our consolidated revenues from external revenues for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues from external customers for the ten-month period ended October 31, 2006, and FutureFuel Chemical Company’s revenues from external customers for the year ended December 31, 2005; (ii) our consolidated net income for the year ended December 31, 2007, our consolidated income for the year ended December 31, 2006 less FutureFuel Chemical Company’s net loss for the ten-month period ended October 31, 2006, and FutureFuel Chemical Company’s net income for the year ended December 31, 2005; and (iii) our total assets at December 31, 2007 and 2006 and FutureFuel Chemical Company’s total assets at December 31, 2005.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2007	$169,788	$8,408	$216,113
Year ended December 31, 2006	$134,168	$2,242	$203,059
Year ended December 31, 2005	$104,364	$381	$114,500

For the year ended December 31, 2005 and the ten months ended October 31, 2006, FutureFuel Chemical Company’s revenues from external customers exclude all revenues from Eastman Chemical Company.  Beginning November 1, 2006, revenues from external customers equals total revenues.  See note 11 to FutureFuel Chemical Company’s annual financial statements included elsewhere herein for revenues from Eastman Chemical Company for the year ended December 31, 2005 and the ten months ended October 31, 2006.

Prior to the initiation of its biofuels program in 2005, the Batesville plant did not have business reporting “segments” as defined by U.S. generally accepted accounting principles.  After the initiation of the biobased products program in 2005, it had two segments: chemicals and biofuels.  FutureFuel Chemical Company is not able to allocate net income and total assets between its two business segments.  However, revenues from external customers can be allocated between the two business segments as set forth in the following chart.  The amounts in the following chart include: (i) our consolidated revenues from external customers for the year ended December 31, 2007; (ii) our consolidated revenues from external revenues for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues from external customers for the ten-month period ended October 31, 2006; and (iii) FutureFuel Chemical Company’s revenues from external customers for the year ended December 31, 2005.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers
Year ended December 31, 2007	$144,474	$25,314	$169,788
Year ended December 31, 2006	$120,828	$13,340	$134,168
Year ended December 31, 2005	$104,364	$0	$104,364

Narrative Description of the Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105.  Our telephone number is (805) 565-9800.  FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680.  Its telephone number at such office is (870) 698-1811.

The Company

We completed the offering described above on July 12, 2006 and acquired FutureFuel Chemical Company at the close of business on October 31, 2006.  Our common stock and warrants are listed on AIM under the symbols “FFU” and “FFUW”, respectively.  We have not conducted any other material business operations.

FutureFuel Chemical Company

FutureFuel Chemical Company owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and infrastructure, including on-site liquid waste treatment.  The plant is staffed by 453 non-union full-time employees.  Land and support infrastructure are available to support expansion and business growth.

For the year ended December 31, 2007, approximately 75% of site revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 10% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 15% from biodiesel.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  The plant’s custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide for a major life sciences company and chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company.  The performance chemicals product portfolio includes polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

We are continuing the specialty chemical business of FutureFuel Chemical Company.  However, we expect that FutureFuel Chemical Company’s biofuels platform will become the core segment of the business.  We intend to increase production capacity of biodiesel within FutureFuel Chemical Company as set forth above, and will make future capacity expansions when the market conditions discussed above support such an increase, and to pursue commercialization of other biofuel products, including cellulosic-derived ethanol.  In pursuing this strategy, FutureFuel Chemical Company will continue to establish a name identity in the biofuels business, leverage its

BQ-9000 quality certification, secure local and regional markets and expand marketing efforts to fleets and regional/national customers.  Concurrent efforts will also seek to enhance margins via: (i) volume increases; (ii) conversion cost reductions by transition to continuous processing; (iii) expansion of feedstock options; (iv) legislative incentives; and (v) value-enhancing applications for glycerin co-product (from the biodiesel manufacturing process).  These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

FutureFuel Chemical Company’s biofuels segment was established in early 2005 as an initiative of the site management team to leverage site technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities in addition to the legacy specialty chemicals business.  Management targeted this segment in recognition of three factors: (i) the abundance and diversity of biomass raw materials in the immediate area of the plant site; (ii) the ability to rapidly convert under-utilized facilities to biofuels production at substantially advantaged capital cost relative to new construction; and (iii) the existence of technical and operational expertise to position the business as a high quality, low-cost industry leader.  The biofuels segment had inconsequential revenue for the year ended December 31, 2005, revenue of $13,340,000 for the year ended December 31, 2006 and revenue of $25,314,000 for the year ended December 31, 2007.

Biofuel Products

FutureFuel Chemical Company’s biofuels business segment currently targets two products: biodiesel and bioethanol.

Biodiesel

Biodiesel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally.  For example, see http://www.emerging-markets.com/biodiesel/default.asp.  Under current and projected market conditions, there are significant amounts of unsatisfied demand for biodiesel.  As an alternative to petrodiesel and other petroleum-based fuels, biodiesel has several advantages, including:

•	extending domestic diesel fuel supplies;

•	reducing dependence on foreign crude oil supplies;

•	expanding markets for domestic and international agricultural products;

•	reducing emissions of greenhouse gases and other gases that are regulated by the United States Environmental Protection Agency (see, e.g., http://www.cyberlipid.org/glycer/biodiesel.htm); and

•	being usable by existing diesel engines while extending their useful lives (see, e.g., http://www.cyberlipid.org/glycer/biodiesel.htm).

As a result of the benefits that are expected from the widespread use of biodiesel, federal and state laws, including tax laws, and governmental policy favor and in some jurisdictions require the increasing use of biodiesel instead of petrodiesel.  See “Legislative Incentives” below.

Biodiesel commercialization was achieved by FutureFuel Chemical Company in October 2005, five months following initiation of that project.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize the broadest possible range of feedstock oils, including soy oil, cottonseed oil, palm oil, pork lard, poultry fat and beef tallow.  The Batesville plant produces B100 (100% biodiesel) and B99.9 (99.9% biodiesel; .1% petrodiesel blend), the latter product priced net of the federal excise tax credit for those customers who do not wish to establish themselves as tax-qualified blenders.  B20 (20% biodiesel; 80% petrodiesel) is currently used in the facility’s diesel fleet and became available for retail sale at the site in March 2007.  In the second quarter of 2008, FutureFuel Chemical Company intends to begin offering B100 and biodiesel blended with petrodiesel (B2, B5, B10 and B20 grades) at Little Rock, Arkansas and Memphis, Tennessee.

Bioethanol

Bioethanol is a fuel for internal-combustion engines that is made from ethyl alcohol obtained from biological material and is typically sold as a retail blend with conventional gasoline.  FutureFuel Chemical Company is pursuing production of bioethanol from cellulosic biomass raw materials.  Cellulosic-derived ethanol can be produced from a great diversity of biomass including waste from urban, agricultural and forestry sources.  See http://www.eia.doe.gov/oiaf/analysispaper/biomass.html.  Unlike corn-based ethanol, whose raw material competes with food chain products, cellulosic ethanol derives from abundant and diverse sources of plant and wood products.  See http://www.eia.doe.gov/oiaf/analysispaper/biomass.html.  FutureFuel Chemical Company is pursuing the “biochemical” technology platform to produce cellulosic-derived bioethanol, which incorporates four distinct processing steps: (i) pretreatment; (ii) hydrolysis; (iii) fermentation; and (iv) distillation.

As discussed below in greater detail, cellulosic-derived ethanol technology is developmental throughout the industry and has only been demonstrated at laboratory and pilot scale.  FutureFuel Chemical Company to date has only evaluated cellulosic ethanol technologies at laboratory scale.  The most-recognized pilot scale unit which has been publicized to date is the approximate 1 million gallon per year Iogen facility in Ottawa discussed below.  FutureFuel Chemical Company initiated its cellulosic ethanol research and development program in December 2005 and incurred costs associated therewith through December 31, 2007 of approximately $429,000.  While FutureFuel Chemical Company expects to continue its research program on cellulosic ethanol, initiatives and timelines to progress the technology to pilot and/or commercial scale are dependent upon results and progress in developing the technology and no assurances can be given that FutureFuel Chemical Company will be successful or, if successful, when.  Testing and results of the cellulosic ethanol program to date are not yet complete.  As of the date of this report, FutureFuel Chemical Company has only evaluated cellulosic based ethanol technologies at laboratory scale and has not commenced commercial production using these technologies.

Ethanol today is produced in the United States mostly from sugars or starches obtained from fruits and grains, corn being the predominant raw material.  See http://www.ars.usda.gov/research/publications/publications.htm?SEQ_NO_115=160162.  In contrast, cellulosic ethanol is obtained from cellulose, the main component of wood, straw and plants.  See http://www.eia.doe.gov/oiaf/analysispaper/biomass.html.  Since cellulose cannot be digested by humans, the production of cellulose does not compete with the production of food.  The price per ton of the raw material is thus much cheaper than grains or fruits.  Moreover, since cellulose is the main components of wood and plants, the potential volume of available raw material is much greater than for agricultural food crops.

As noted above, cellulosic-derived ethanol technology is developmental throughout the industry and has only been demonstrated at laboratory and pilot scale.  Under 1 million gallons per year is considered pilot scale, greater than 1 million gallons per year but less than 10 million gallons per year is defined as commercial demonstration, while a plant that produces 10 million gallons per year or greater is considered commercial scale.  In April 2004, Iogen Corporation, a Canadian biotechnology firm, became the first business to commercially sell cellulosic ethanol, though in very small quantities.  See http://www.iogen.ca/key_messages/overview/cellulose_ethanol_ready_to_go.html.  Another company which appears to be nearing commercialization of cellulosic ethanol is Abengoa Bioenergy, operating in Spain.  See  http://www.abengoabioenergy.com/research/index.cfm?page=3&lang=1.  Abengoa is building a 5 million gallon per year cellulosic ethanol facility in Spain and has recently entered into a strategic research and development agreement with Dyadic International, Inc. to create enzyme mixtures which may be used to improve both the efficiencies and cost structure of producing cellulosic ethanol.  See http://www.dyadic.com/wt/dyad/pr_1161957317.  On December 21, 2006, SunOpta Inc. announced a joint venture with GreenField Ethanol.  See http://phx.corporateir.net/phoenix.zhtml?c=82712&p=irolnewsArticle&t=Regular&id=944112.  The joint venture intends to build a series of large-scale plants that will make ethanol from wood chips.  The first of these plants will be 10 million gallons per year.  Despite the commercial demonstration cellulosic ethanol plants SunOpta has been involved with, media reports continue to state that cellulosic ethanol is an unproven, experimental technology.  For example, see http://www.alternatefuelsworld.com/the-war-of-the-alcohols.html.  The 10 million gallon per year SunOpta/GreenField cellulosic ethanol plant is intended to demonstrate that large-scale cellulosic ethanol is commercially viable.  See http://en.wikipedia.org/wiki/Cellulosic_ethanol.  However, as of the date of this report, this plant has not been constructed.

The production of cellulosic ethanol by FutureFuel Chemical Company through the biochemical route is in the research and development stage as discussed above.  FutureFuel Chemical Company has entered into discussions with various parties to develop some of the necessary technology for the commercial production of cellulosic ethanol, also as discussed above.  We can give no assurances, however, that FutureFuel Chemical Company will be able to bring cellulosic ethanol to commercial realization.

The Biodiesel Production Process

Biodiesel can be made from renewable sources such as:

•	refined virgin vegetable oils;

•	refined animal fats; and

•	used cooking oils and trap grease.

The choice of feedstock is determined primarily by the price and availability of each feedstock variety and the capabilities of the producer’s biodiesel production facility.  In the United States, the majority of biodiesel historically has been made from domestically produced soybean oil.  However, palm oil imported from Malaysia and Indonesia is being considered as a viable alternative due to price, availability and expected supply elasticity.  See, for example, http://en.wikipedia.org/wiki/Palm_oil.  FutureFuel Chemical Company’s plant has been designed to process a wide variety of feedstocks to take advantage of fluctuating prices and availability of the various feedstocks.

The biodiesel manufacturing process has three distinct steps: the chemical reaction step, the separation step and the polishing step.

Table 1

Chemical Reaction.  In the chemical reaction step, a mix of biodiesel glycerin and soap is created from the selected feedstock, methanol and a catalyst.  The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactors.”  Depending upon the type of reactor used, the mix of biodiesel glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin and to recover excess methanol from both the biodiesel and glycerin.  Generally, the more efficient the reactor, the less downstream processing that is required.  If the feedstock used is high in free fatty acids, an esterification step may be required.  Esterification is a chemical reaction in which two chemicals (typically an alcohol and an acid) form an ester.  Transesterification is the process of exchanging the alkoxy group of an ester compound by another alcohol.

Separation.  The methyl esters are separated from the glycerin and soap produced during the chemical reaction step.

Polishing.  The methyl esters are purified to remove residual catalysts and other impurities.  Any excess water and methanol is also removed and may be recycled into earlier steps in the production process train.

Legislative Incentives

Agencies of the United States government, including the Department of Energy, the Environmental Protection Agency, the Internal Revenue Service and the Department of Agriculture, and many states offer biodiesel incentives or have mandates for the use of biodiesel, or both.  There are other governmental incentives that do not directly reduce the net cost of producing or blending biodiesel but that drive the demand for biodiesel.  For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the Environmental Protection Agency will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.  The principal federal incentives that we believe will have the greatest positive effect on FutureFuel Chemical Company’s business are discussed below.

The Energy Policy Act of 1992 requires government fleet operators to use a certain percentage of alternatively fueled vehicles.  The Act established a goal of replacing 10% of motor fuels with non-petroleum alternatives by 2000, increasing to 30% by the year 2010.  Currently, 75% of all new light-duty federal vehicles purchased are required to have alternative fuel capability to set an example for the private automotive and fuel industries.

Under the Energy Conservation Reauthorization Act of 1998, vehicle fleets that are required to purchase alternatively fueled vehicles can generate credit toward this requirement by purchasing and using biodiesel in a conventional vehicle.  Since there are few cost-effective options for purchasing heavy-duty alternatively fueled vehicles, federal and state fleet providers can meet up to 50% of their heavy-duty alternatively fueled vehicle purchase requirements with biodiesel.  The biodiesel fuel credit allows fleets to purchase and use 450 gallons of biodiesel in vehicles in excess of 8,500 pounds gross vehicle weight instead of alternatively fueled vehicles.  Fleets must purchase and use the equivalent of 450 gallons of pure biodiesel in a minimum of a 20% blend to earn one credit.  Covered fleets earn one vehicle credit for every light-duty alternatively fueled vehicle they acquire annually beyond their base vehicle acquisition requirements.  Credits can be banked or sold.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) receive half of this credit.  The tax incentive generally is taken by petroleum distributors and is substantially passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008.

Congress enacted the Energy Policy Act of 2005 in August 2005 and included a number of provisions intended to spur the production and use of biodiesel.  In particular, the Act’s provisions include biodiesel as part of the minimum volume of renewable fuels (the renewable fuels standard or “RFS”), in the nationwide gasoline and diesel pool, with the Environmental Protection Agency being directed to determine the share to be allocated to biodiesel and other details through its rulemaking process.  The Act also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel.  More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool.  The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.  The Act requires the Environmental Protection Agency, beginning in 2006, to publish by November 30th of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states.  There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel.  The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers.  The renewable fuel obligations are to be based on estimates that the Energy Information Association provides to the Environmental Protection Agency on the volumes of gasoline it expects will be sold or introduced into commerce.  The Environmental Protection Agency released the final rules to implement the RFS on April 10, 2007.  Under those rules, the RFS compliance period did not begin until September 1, 2007.  The applicable volume of renewable fuel under this program is 4.7 billion gallons for 2007 and 5.4 billion gallons for 2008.

The Energy Policy Act of 2005 also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.  FutureFuel Chemical Company’s 2007 biodiesel production capacity did not exceed 60 million gallons and thus we qualified for this credit.

On December 19, 2007, the Energy Independence and Security Act of 2007 (“Energy Bill of 2007”) was enacted which, among other things, expanded the RFS.  In contrast to the Energy Policy Act of 2005, this bill provided an RFS carve-out applicable specifically to biodiesel; the RFS requirement of the Energy Policy Act of 2005 had mostly been filled by ethanol.  Beginning January 1, 2009, the Energy Bill of 2007 mandates that 500 million gallons of biomass-based diesel (biodiesel) be used per year.  The mandate increases each year and reaches 1 billion gallons per year in 2012.  Beyond 2012, the mandate is to be determined by the Environmental Protection Agency administrator in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.  The Energy Bill of 2007 did not extend the biodiesel production tax incentive (set to expire at the end of 2008).  An extension of this credit is part of a draft of the Farm Bill currently before Congress, although the ultimate outcome of such Farm Bill is unknown.  The Energy Bill of 2007 also provides an RFS carve-out for cellulosic biofuel, starting at 100 million gallons per year in 2010 and reaches 16 billion gallons per year in 2022.

The federal government offers other programs as summarized in the table below.

Federal Agency that Administers/ Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
IRS	income tax credit	infrastructure providers	Alternative Fuel Infrastructure Credit
Provides a tax credit in an amount equal to 30% of the cost of any qualified non-residential alternatively fueled vehicle refueling property placed into service in the United States up to $30,000, subject to certain limits.

EPA	grant program	school districts	Clean School Bus Program
Reduces operating costs and children’s exposure to harmful diesel exhaust by limiting bus idling, implementing pollution reduction technology, improving route logistics and switching to biodiesel.  The Energy Bill of 2005 utilizes this program to grant up to a 50% cost share (depending on the age and emissions of the original bus) to replace school buses with buses that operate on alternative fuel or low-sulfur diesel, or up to 100% for retrofit projects.

Federal Agency that Administers/ Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
USDA	grant program	agricultural producers and small businesses	Renewable Energy Systems and Energy Efficiency Improvements Grant
In 2005, the U.S. Department of Agriculture’s Office of Rural Development made available $22.8 million in competitive grant funds and guaranteed loans for the purchase of renewable energy systems and energy improvements for agricultural producers and small rural businesses.  Eligible projects include biofuels, hydrogen and energy efficiency improvements, as well as solar, geothermal and wind.

USDA/DOE	grant program	biobased fuels researchers	Biomass Research and Development Act of 2000
Funds research, development and demonstration biomass projects with respect to renewable energy resources from the agricultural and agro-forestry sectors.  Biomass is defined as organic matter that is available on a renewable or recurring basis.

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas provides an income tax credit of 5% of the cost of the facilities and equipment used directly in the wholesale or retail distribution of biodiesel where the equipment has not been claimed in a previous tax year.  In addition, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provides for a $0.20 per gallon biodiesel producer credit (capped at $2 million) and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  FutureFuel Chemical Company submitted an application for the $0.20 per gallon biodiesel producer credit for 2007 production and received the $2 million credit in March 2008.  FutureFuel Chemical Company intends to apply for the credit in future years when and as such credit is available.

Illinois and Minnesota have mandated the use of B2 in all diesel fuel sold in their respective states subject to certain conditions that include sufficient annual production capacity (defined as at least 8 million gallons).  Our review of state statutes reveals that approximately 39 states provide either user or producer incentives for biodiesel, several states provide both types of incentives and approximately 29 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives.  As FutureFuel Chemical Company expands its business outside of Arkansas, it will evaluate these additional state incentives to determine if it qualifies for them.

FutureFuel Chemical Company will continue to identify and pursue other incentives to support its business.  However, no assurances can be given that FutureFuel Chemical Company will qualify for any such incentives or, if it does qualify, what the amount of such incentives will be.

BQ-9000 Status

The BQ-9000 program was launched in late 2005 by the National Biodiesel Board.  The program requires certified and accredited companies to possess a quality manual and quality control system and employ best practices in biodiesel sampling, testing, blending, shipping, storage and distribution.  The goal of the program is to help assure quality of biodiesel from plant gate to consumer tank.

FutureFuel Chemical Company recognized the potential to establish itself as an industry quality leader through extension of its existing chemical ISO 9001 quality systems to biodiesel production.  Management further recognized the need within this developing industry to provide a consistent ASTM standard product as an essential requirement for market expansion into fleet, government and on-the-road applications.  In February 2006, shortly after the biodiesel industry established its comprehensive quality standard, BQ-9000, FutureFuel Chemical Company achieved the fourth such certification in the nation (currently only 20 biodiesel producers have achieved this quality standard - see http://www.bq-9000.org/companies/producers.aspx).  Consistent with BQ-9000, all manufactured product is tested in on-site quality control laboratories and confirmed to meet the ASTM D6751 standard.

Future Strategy of the Enlarged Group

We intend to expand FutureFuel Chemical Company’s biodiesel capacity utilizing available facilities as market conditions dictate as described above.  All future capacity will be operated primarily in continuous processing mode to realize operating economies and optimum throughput.  Existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.

FutureFuel Chemical Company is pursuing the commercialization of cellulosic-based ethanol, initially to be produced from local hardwood biomass.  FutureFuel Chemical Company’s research and development program with respect to cellulosic-based ethanol includes collaboration with the National Renewable Energy Laboratory (“NREL”) and other private-sector technology providers.  These NREL collaborations consisted of an assessment of the proposed FutureFuel Chemical Company technologies for cellulosic ethanol and mapping of these unit operations to an existing production facility.  NREL also supported FutureFuel Chemical Company in establishing analytical assay techniques for cellulosic biomass and its hydrolysates.  Private sector collaborators have been major enzyme suppliers who have provided commercial and pre-commercial cellulose enzyme products, as well as technical support for their use.  As with biodiesel, FutureFuel Chemical Company intends to leverage technical expertise and existing idle manufacturing assets to move this emerging technology from the development stage to commercial reality.  The biochemical platform approach being pursued seeks to assemble demonstrated component technologies in a process design that leverages current facility infrastructure and capabilities.

Federal and state support incentives are anticipated to be available for cellulosic ethanol commercial development.  We intend to take full advantage of incentives as they are promulgated into regulation and practice.  However, no assurances can be given that FutureFuel Chemical Company will develop a commercially viable cellulosic-based ethanol manufacturing process.

In October 2006, a $2 million U.S. Department of Agriculture grant was awarded to Virent Energy Systems LLC to demonstrate the conversion of glycerin to propylene glycol at pilot plant scale.  FutureFuel Chemical Company is Virent’s research partner on the grant project.  FutureFuel Chemical Company will be making in-kind contributions to the research effort by designing, engineering, installing and operating a subscale processing unit at its Batesville plant.  FutureFuel Chemical Company will receive a portion of the grant to cover direct costs (which direct costs were $0 in 2007 and are estimated to be $418,000 during 2008).  We believe this technology, if successfully demonstrated, may be adapted as a key component technology to increase the competitiveness of biodiesel production.  However, no assurances can be given that FutureFuel Chemical Company will develop a commercially viable glycerin to propylene glycol manufacturing process.

Customers and Markets

FutureFuel Chemical Company currently markets its biodiesel products by truck and rail directly to customers in twelve midwest, southwest and western states and in Canada.  Through the utilization of liquid bulk storage facilities and barge loading capabilities, FutureFuel Chemical Company is positioned to market biodiesel throughout the United States for transportation and home heating fuel usage.  In addition, FutureFuel Chemical Company entered into a tolling agreement whereby, for a fee, it produced biodiesel for a third party (this tolling agreement terminated on September 30, 2007).  For the twelve months ended December 31, 2007, three of FutureFuel Chemical Company’s customers represented 50% of biodiesel revenues (7% of total revenues), six customers represented 70% of biodiesel revenues (10% of total revenues) and the tolling agreement represented 4% of biodiesel revenues (1% of total revenues).  Although the regional market is still being developed, we estimate that the regional direct market available to FutureFuel Chemical Company at maturity will be at least 30 million gallons per year.

Competition

FutureFuel Chemical Company competes with other producers of biodiesel, both locally, regionally and nationally.  There was one other operational biodiesel plant in the state of Arkansas (in Stuttgart, southeast of Little Rock), with capacity stated at 3 million gallons per year.  However, that plant closed in 2007 and it is our understanding that it will not reopen.  There are several operating facilities in surrounding states and announced biodiesel production facilities in Arkansas and surrounding states.  We estimate that regional competitive producers may have approximately 150 million gallons of capacity by 2008.  National producers of biodiesel are described above.

In addition to biodiesel producers, FutureFuel Chemical Company competes with new technologies that are being developed as alternatives to biodiesel.  For example, in December 2006, ConocoPhillips announced that commercial production of renewable diesel fuel had begun at its Whitegate refinery in Cork Island, Ireland.  The production process, developed by ConocoPhillips, uses soybean and other vegetable oils to produce fuel that meets European diesel fuel standards.  The fuel is produced using existing equipment at the refinery and is blended and transported with petroleum-based diesel.  ConocoPhillips claims that renewable diesel is chemically similar to conventional petrodiesel and can be shipped through common carrier pipelines.  ConocoPhillips is evaluating this technology for use in the United States.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the production of fungible fuels (diesel and gasoline) by hydro-processing of vegetable oils and cellulose.  See http://www.alternatefuelsworld.com/greendiesel-greengasoline.html.  We cannot give any assurances that renewable diesel fuel (or some other product) produced by these competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

Supply and Distribution

As a result of its feedstock-neutral process, FutureFuel Chemical Company is able to source oils from a broad supplier base which includes pork, chicken and beef rendering facilities from both national and regional suppliers.  Soy oil is also sourced from several national and regional producers.  Cottonseed oil has been sourced from a regional cooperative.  All feedstocks are currently supplied by either rail or truck.  FutureFuel Chemical Company is currently exploring the possibility of importing palm oil feedstocks.  We believe that an adequate supply of feedstocks can be sourced to support anticipated production.

We intend that biodiesel and other biofuels will be sold at the plant site as well as shipped to liquid bulk storage facilities for further distribution.  Plant site sales are made by railcar and tank truck.  Biodiesel is being delivered to liquid bulk storage facilities by company-owned tank trucks and common carriers for distribution there and for further transportation by barge.

Chemicals Business Segment

Overview of the Segment

FutureFuel Chemical Company’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).  The chemicals segment had revenue of $144,474,000, $137,430,000 and $119,539,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Chemical Products

Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Many of these products are produced under confidentiality agreements in order to protect intellectual property.  This is a service-based business where customers value technical capabilities, responsiveness and process improvement to continually improve costs and reliability.  In recent years, a trend toward off-shoring (to China and India in particular) has placed significant downward pressure on margins.  The plant’s custom manufacturing product portfolio includes four large products or product families which are generally produced throughout the year: (i) a bleach activator for a major detergent and consumer products manufacturer; (ii) a proprietary herbicide for a major life sciences company; (iii) chlorinated polyolefin adhesion promoters (“CPOs”) for a major chemical company; and (iv) antioxidant precursors (“DIPBs”) for a major chemical company.  The portfolio also contains a number of smaller products which are produced intermittently in a “batch campaign” mode, for diverse customers and end markets.

Performance chemicals comprises multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

FutureFuel Chemical Company historically manufactured CPOs and DIPBs at cost for Eastman Chemical Company.  CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPBs are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  Historically, revenues related to CPOs and DIPBs were exactly offset by cost of goods sold; hence there was no effect on gross profit for the year ended December 31, 2005 or the ten-months ended October 31, 2006.  As part of our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company entered into conversion agreements with Eastman Chemical Company whereby FutureFuel Chemical Company agreed to produce these products on Eastman Chemical Company’s behalf.  The conversion agreements effectively provide a conversion fee to FutureFuel Chemical Company based on volume manufactured, with a minimum annual fee.  In addition, the conversion agreements provide for revenue adjustments for actual usage of raw materials versus a standard and stipulate that Eastman Chemical Company will pay for substantially all raw material expenses and allow for an annual inflation adjustment factor.

Future Strategy

To build on and maintain FutureFuel Chemical Company’s reputation as a technology-driven competitive chemical producer, we believe that FutureFuel Chemical Company must continuously focus on cost control, operational efficiency and capacity utilization to maximize earnings.  The ability to utilize large scale batch and continuous production processes and a continuous focus on process improvements allow FutureFuel Chemical Company to compete effectively in the custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, its competitors.  We intend to improve margins in this area of the FutureFuel Chemical Company business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities.

We expect to derive significant growth in the performance chemicals component primarily as a result of new biobased co-products derived from biofuels manufacturing, such as glycerin and derivatives.  We believe that these products and applications will be competitive in the marketplace due to advantaged raw material costs derived from their co-product status.  For example, for every gallon of biodiesel produced, approximately one pound of co-product glycerin is generated.  See http://www.biodiesel.org/pdf_files/fuelfactsheets/prod_quality.pdf and http://www.harvestcleanenergy.org/conference/HCE6/Frear2.pdf.  Production of glycerin from biofuels has significantly reduced the value of glycerin in the global marketplace and prices for refined glycerin have fallen by over 50% since late 2004.  See http://www.purchasing.com/article/CA6341035.html?ref=nbcs and http://www.biodieselmagazine.com/article.jsp?article_id=1123.  The crude form of glycerin derived directly from biodiesel processing has little or no value unless purified to an industrial grade quality.  See http://www.biodieselmagazine.com/article.jsp?article_id=1123 and http://www.ampc.montana.edu/policypaper/policy22.pdf.  Many small biodiesel producers lack this purification capability and we believe that crude glycerin has become a disposal issue for many of these producers.  See http://www.biodieselmagazine.com/article.jsp?article_id=1123,  and http://www.biodieselmagazine.com/article.jsp?article_id=237&q=&page=all and http://www.ampc.montana.edu/policypaper/policy22.pdf.  Leveraging its specialty chemicals expertise and infrastructure, FutureFuel Chemical Company is capable of refining glycerin to sufficient purity to derive commercial value as a co-product and/or converting glycerin through chemical processing to higher-value derivative products.  Commercial development samples of refined glycerin (bulk quantities) are currently available for customer evaluations.  In July 2006, Eastman SE, Inc. identified three key areas for the sale of glycerin: (i) sale of existing unrefined material; (ii) sale of highly refined material; and (iii) conversion of unrefined and refined material to higher value products.  FutureFuel Chemical Company has offered unrefined glycerin to users thereof, which has led to sampling programs and field tests.  However, no sales have been arranged on terms satisfactory to FutureFuel Chemical Company.  It has refined glycerin in batch equipment and has provided samples to various potential customers, but no sales have been consummated.  Conversion of glycerin to higher value products is still in the research and development stage (for example, see the discussion with respect to Virent Energy Systems LLC above).

Customers and Markets

FutureFuel Chemical Company’s chemical products are used in a variety of market and end uses, including detergent, agrochemical, automotive, photographic imaging, coatings, nutrition and polymer additives.  These products are generally non-cyclical; however, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy.  In many cases, FutureFuel Chemical Company may be unable to increase or maintain its level of sales revenue for these products.

All sales of the bleach activator are made to The Procter & Gamble Company pursuant to a supply contract that is set to expire in June 2008.  No assurances can be given that such contract will be extended past June 2008 or, if extended, upon what terms.  Sales of the bleach activator totaled $82,500,000, $84,691,000 and $66,959,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Additionally, all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation pursuant to contracts which continue year-to-year unless terminated by notice given no later than 270 days prior to the end of the current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Sales of this herbicide and its intermediates totaled $25,177,000, $23,685,000 and $25,063,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  These two customers represented approximately 63%, 72% and 77% of revenues in 2007, 2006 and 2005, respectively.

Competition

Historically, there have been significant barriers to entry for competitors with respect to chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multinational chemical manufacturers has intensified, primarily from India and China.  FutureFuel Chemical Company competes with these and other producers primarily based on price, customer service, technology, quality and reliability.  FutureFuel Chemical Company’s major competitors in this segment include large multinational companies with specialty chemical business units, and smaller independent producers.  The multinational competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that FutureFuel Chemical Company should be well-positioned for growth due to the combination of its scale of operations and technical capabilities.

Supply and Distribution

Specialty chemicals are generally high unit value products sold in packaged, or low-volume bulk form, for which distribution is a relatively minor component of cost.  Most products are sold FOB the Batesville site for distribution globally.  Similarly, raw materials for these products are comparatively higher-value components that are sourced globally.  An exception will be the biofuels co-products, which will be recovered from local processing and purified or further functionalized into other products at the site.

Backlog

The majority of FutureFuel Chemical Company’s revenues are derived under tolling arrangements with specific customers.  These customers generally provide FutureFuel Chemical Company with forecasts of demand on a monthly or quarterly basis.  These forecasts are intended to enable FutureFuel Chemical Company to optimize the efficiency of its production processes and generally are not firm sales orders.  As such, FutureFuel Chemical Company does not monitor or report backlog.

Management Team and Workforce

FutureFuel Chemical Company’s executive management team consists of four individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational and business responsibilities.  Two of the four members of the executive team have international experience, including assignments in Europe and Asia.

Another member, the chief financial officer, began employment concurrently with the closing of our acquisition of FutureFuel Chemical Company.  The operational and commercial management group at the Batesville site includes five additional degreed professionals with an average experience of over 20 years in the chemical industry.

The Batesville workforce comprises approximately 444 additional full-time employees, with a total of 61 degreed professionals, including 21 chemists (9 PhDs) and 33 engineers (including 10 licensed professional engineers and 17 chemical engineers).  The site is non-unionized.  Operations personnel are highly skilled as all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged less than 2% annually since 2001.

Cyclicality and Seasonality

FutureFuel Chemical Company’s chemical products typically are not cyclical but they are sensitive to global economic conditions.  Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle.  Despite some sensitivity to global economic conditions, many of the products in the chemical segment provide a stable foundation of earnings.

Until such time as non-seasonal business (primarily on-road transportation) expands regionally, FutureFuel Chemical Company’s biodiesel sales at grades greater than B5 are expected to be lower in winter months due to the end of farming activity, which is a major user of biodiesel.  Also, cold weather usage and storage properties which reduce biodiesel demand during winter months require resolution in order to fully exploit year-round demand opportunities.  Further, feedstock prices may make it more advantageous to produce and store biodiesel during winter months and sell it in the spring and winter months when prices are expected to be higher.

Intellectual Property

We consider FutureFuel Chemical Company’s intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents and copyrights.  As a producer of a broad and diverse portfolio of chemicals, FutureFuel Chemical Company’s intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding FutureFuel Chemical Company’s intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide FutureFuel Chemical Company’s business segments with a technology-based competitive advantage, wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technology from third parties that complements FutureFuel Chemical Company’s strategic business objectives.  Neither FutureFuel Chemical Company’s business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we cannot assure you that FutureFuel Chemical Company will be able to adequately protect all of its intellectual property assets.

Research and Development

FutureFuel Chemical Company devotes significant resources to its research and development programs which are primarily targeted towards two objectives:

•	innovating, developing and improving biofuels processes, in particular biodiesel and bioethanol, including value-up technology and applications for co-products; and

•	developing and improving processes for custom manufacturing products or performance chemicals.

FutureFuel Chemical Company’s research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials and process engineering capabilities for batch and continuous processing of both solid and liquid materials.  We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products.

The research and development expenses incurred by FutureFuel Chemical Company during the years ended December 31, 2007, 2006 and 2005 were $3,434,000, $4,919,000 and $5,975,000, respectively.  Substantially all of such research and development expenses related to the development of new products, services and processes or the improvement of existing products, services and processes.  Research and development expenses during this timeframe trended downwards due to: (i) reduced allocation of research and development overhead from Eastman Chemical Company in anticipation of the divestiture of Eastman SE, Inc.; and (ii) a reduction in research and development staffing at the Batesville site resulting from the general reduction-in-force which was effective May 2005.  The 2007 research and development expenses generally reflect the research and development staffing and program costs incurred at the Batesville site on a standalone basis.

Regulatory and Environmental Matters

Various aspects of FutureFuel Chemical Company’s operations are subject to regulation by state and federal agencies.  Oil and gas operations as well as chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

•	require acquisition of permits regarding discharges into the air and discharge of waste waters;

•	place restrictions on the handling and disposal of hazardous and other wastes; and

•	require capital expenditures to implement pollution control equipment.

Compliance with such laws and regulations can be costly and noncompliance can result in substantial civil and even criminal penalties.  Some environmental laws impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault.  Moreover, public interest in the protection of the environment has increased substantially in recent years.  FutureFuel Chemical Company’s operations could be adversely affected to the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the oil and gas industry and/or the chemical manufacturing industry in general.  The following provides a general discussion of some of the significant environmental laws and regulations that impact FutureFuel Chemical Company’s activities.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws, impose joint and several liabilities, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of hazardous substances found at the site.  Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources.  Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage and disposal of hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage or disposal facility.  Many of the wastes generated in FutureFuel Chemical Company’s manufacturing facility are governed by RCRA.

The federal Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States.  A responsible party includes the owner or operator of an onshore facility.  OPA limits liability for onshore facilities to $350 million.  These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal or administrative enforcement actions.

The federal Water Pollution Control Act (“Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters.  These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future.  Permits must be obtained to discharge pollutants into state and federal waters.  The Clean Water Act provides for civil, criminal and administrative penalties for discharges of oil and other pollutants, and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  Comparable state statutes impose liabilities and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

The federal Clean Air Act (“Clean Air Act”), and associated state laws and regulations, restrict the emission of air pollutants from many sources, including facilities involved in manufacturing chemicals and biofuels.  New facilities are generally required to obtain permits before operations can commence, and new or existing facilities may be required to incur certain capital expenditures to install air pollution control equipment in connection with obtaining and maintaining operating permits and approvals.  Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with permits or other requirements of the Clean Air Act and associated state laws and regulations.

The federal Endangered Species Act, the federal Marine Mammal Protection Act, and similar federal and state wildlife protection laws prohibit or restrict activities that could adversely impact protected plant and animal species or habitats.  Manufacturing activities could be prohibited or delayed in areas where such protected species or habitats may be located, or expensive mitigation may be required to accommodate such activities.

FutureFuel Chemical Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  FutureFuel Chemical Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available.  In some cases, applicable environmental regulations such as those adopted under the Clean Air Act and RCRA, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by FutureFuel Chemical Company.

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, we estimate the useful life of each individual asset up to 35 years.

In addition to our general environmental policies and policies for asset retirement obligations and environmental reserves, we accrue environmental costs when it is probable that we or our subsidiary has incurred a liability and the amount can be reasonably estimated.  In some instances, the amount cannot be reasonably estimated due to insufficient data, particularly in the nature and timing of the future performance.  In these cases, the liability is monitored until such time that sufficient data exists.  With respect to a contaminated site, the amount accrued reflects our assumptions about remedial requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.

FutureFuel Chemical Company’s cash expenditures related to environmental protection and improvement were approximately $13,500,000, $13,300,000 and $13,211,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  We do not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase FutureFuel Chemical Company’s planned level of annual capital expenditures for environmental control facilities.

We believe that FutureFuel Chemical Company has obtained in all material respects the necessary permits and licenses to carry on its operations as presently conducted.  We have reviewed environmental investigations of the properties owned by FutureFuel Chemical Company and believe, on the basis of the results of the investigations carried out to date, that there are no material regulatory and/or environmental issues which adversely impact FutureFuel Chemical Company.  In addition, under our acquisition agreement with Eastman Chemical Company, Eastman Chemical Company acquired environmental insurance with respect to environmental conditions at the Batesville plant existing as of the closing date and Eastman Chemical Company has agreed, subject to certain limitations, to indemnify FutureFuel Chemical Company with respect to such environmental conditions.

Objectives

Our business objectives for FutureFuel Chemical Company are to: (i) exploit growth opportunities in its two core business segments, biofuels and chemicals; and (ii) improve gross margins.

Exploit Growth Opportunities in Core Business Segments

We believe that FutureFuel Chemical Company can become a market leader in biofuels by leveraging its specialty chemicals technical expertise and by fully utilizing idle site assets and infrastructure headspace, with emphasis on:

•	operational expertise to produce ASTM D6751 quality biodiesel from diverse feedstocks;

•	leveraging BQ-9000 quality certification to supply demanding biodiesel applications;

•	conversion of available capacity at below new-build costs;

•	service to regional markets and enhanced distribution channels to national markets;

•	process improvement to reduce costs of manufacturing; and

•	adding value to co-products and by-products from biofuels production.

We believe that FutureFuel Chemical Company is one of the largest independent custom chemical manufacturers in North America and that it will continue to grow this business based upon:

•	long term contracts for most custom manufacturing products;

•	strong relationships with customers who are market leaders, leading to repeat business;

•	technical capability to innovate processes, particularly the ability to apply both chemistry and engineering disciplines to solve complex technical problems;

•	responsiveness and customer service from an entrepreneurial organization;

•	ability to practice a range of manufacturing scale; and

•	process improvement capability to achieve lowest-cost manufacturing position.

We intend to grow FutureFuel Chemical Company’s multi-customer chemicals portfolio by producing marketable chemical co-products from biofuels production and biobased specialty products derived from biofuel products and/or raw materials.  As an example, a significant co-product from biodiesel production is glycerin, which can be purified and sold and which may also be chemically converted into other chemical products and derivatives.  See the discussion above.  We intend that FutureFuel Chemical Company will exploit the potential for development of a “chemicals from biomass” platform, based upon the raw material and co-product streams associated with biofuels production.

Improve Gross Margins

We intend that FutureFuel Chemical Company will continue to work to maximize the value of core businesses by improving gross margins through:

•	enhancing pricing processes and strategies, and optimizing biofuels channels to market;

•	continuing to pursue cost reduction opportunities, including improved operational efficiency through business simplification;

•	achieving high utilization of manufacturing assets;

•	improving capital efficiency through high value de-bottlenecking opportunities and incremental expansions of existing assets and infrastructure; and

•	enhancing custom manufacturing project selection and portfolio mix.

However, no assurances can be given that these objectives will be met, in whole or in part.

Financial Information about Geographic Areas

We do not derive revenues from customers in foreign countries.  Most of FutureFuel Chemical Company’s sales are FOB the Batesville plant, although some FOB points are in other states or at foreign ports.  While many of FutureFuel Chemical Company’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel Chemical Company to the customer.  Rarely is FutureFuel Chemical Company the exporter of record, never is FutureFuel Chemical Company the importer of record into foreign countries and FutureFuel Chemical Company is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel Chemical Company does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or outside the United States.  FutureFuel Chemical Company’s revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as set forth in the following chart.  The amounts in the following chart include: (i) our consolidated revenues for the year ended December 31, 2007; (ii) our consolidated revenues for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues for the ten-month period ended October 31, 2006; and (iii) FutureFuel Chemical Company’s revenues for the year ended December 31, 2005.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2007	$141,233	$28,555	$169,788
Year ended December 31, 2006	$131,893	$18,877	$150,770
Year ended December 31, 2005	$105,719	$13,820	$119,539

Beginning in 2005, FutureFuel Chemical Company began invoicing the Mexican subsidiary of our bleach activator customer directly, at which time revenues from Mexico became a more significant component of total revenues.  For the years ended December 31, 2005, 2006 and 2007, revenues from Mexico accounted for 10%, 11% and 11%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 5% of total revenues for the year ended December 31, 2007.  Other than Mexico and Canada, revenues from a single foreign country during 2005, 2006 and 2007 did not exceed 3% of total revenues.

All of our and FutureFuel Chemical Company’s long-lived assets are located in the United States.

We have no foreign operations.  See “Item 1A. Risk Factors” below for a discussion of risks attendant to FutureFuel Chemical Company’s foreign operations.

Available Information

We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (http://www.FutureFuelCorporation.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (“SEC”).  Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that electronically file with the SEC at http://www.sec.gov.

We make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (http://www.FutureFuelCorporation.com), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and codes of ethics and business conduct for our directors, officers and employees.  Such materials will be available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

Item 1A. Risk Factors.

An investment in us involves a high degree of risk and may result in the loss of all or part of your investment.  You should consider carefully all of the information set out in this document and the risks attaching to an investment in us, including, in particular, the risks described below.  The information below does not purport to be an exhaustive list and should be considered in conjunction with the contents of the rest of this document.

Risks associated with FutureFuel Chemical Company.

The industries in which FutureFuel Chemical Company competes are highly competitive.

The oil and gas industry, as well as the chemical business, are highly competitive.  There is competition within these industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual consumers.  FutureFuel Chemical Company will compete with other firms in the sale or purchase of various goods or services in many national and international markets.  FutureFuel Chemical Company will compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than FutureFuel Chemical Company does.  In addition, FutureFuel Chemical Company will compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing.  FutureFuel Chemical Company’s competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements.  As a result of competition, FutureFuel Chemical Company may lose market share or be unable to maintain or increase prices for its products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Although FutureFuel Chemical Company will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful.  A key component of FutureFuel Chemical Company’s competitive position, particularly given the expected commodity-based nature of many of its products, will be its ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.  No assurances can be given that FutureFuel Chemical Company will be able to successfully manage such expenses.

FutureFuel Chemical Company’s competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that FutureFuel Chemical Company can impact.  Natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which FutureFuel Chemical Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact FutureFuel Chemical Company’s competitive position and its ability to maintain market share.

Increases in the construction of biodiesel production plants may cause excess biodiesel production capacity in the market.  Excess capacity may adversely affect the price at which FutureFuel Chemical Company is able to sell the biodiesel that it produces and may also adversely affect our anticipated results of operation and financial condition.

In 2005, approximately 75 million gallons of biodiesel were produced in the United States, and in 2006 approximately 250 million gallons were produced.  2007 biodiesel production is estimated between 450-500 million gallons.  As of January 25, 2008, there was a reported 2.24 billion gallons per year of biodiesel production capacity in the United States.  With such biodiesel production capacity in the United States, compared to historical production levels, there is risk that there will be a significant amount of excess biodiesel production capacity.  Although this existing capacity is very large compared to historical production levels, we believe that the market will purchase as much biodiesel as is available, so long as the prices for biodiesel (net of the impact of tax credits and other similar incentives) are competitive with those of petrodiesel.

Fluctuations in commodity prices may cause a reduction in the demand or profitability of the products or services FutureFuel Chemical Company produces.

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors.  These price fluctuations heavily influence the oil and gas industry.  Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure.  Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile.  Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and other factors that are beyond our control, including:

•	worldwide and domestic supplies of oil and gas;

•	the price and/or availability of biodiesel feedstocks;

•	weather conditions;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the availability of pipeline and refining capacity;

•	the price and level of foreign imports;

•	domestic and foreign governmental regulations and taxes;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	political instability or armed conflict in oil-producing regions; and

•	the overall economic environment.

These factors and the volatility of the commodity markets make it extremely difficult to predict future alternative fuel price movements with any certainty.  There may be a decrease in the demand for FutureFuel Chemical Company’s products or services and our profitability could be adversely affected.

FutureFuel Chemical Company is reliant on certain strategic raw materials for its operations.

FutureFuel Chemical Company is reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, soybean oil and methanol) for its operations.  We have implemented certain risk management tools, such as multiple suppliers and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs.  There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.  In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which FutureFuel Chemical Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements.  However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities.  In addition, as FutureFuel Chemical Company increases its biodiesel capacity, it will require larger supplies of raw materials which have not yet been secured and may not be available for the foregoing reasons, or may be available only at prices higher than current levels.  FutureFuel Chemical Company’s operations or products may, at times, be adversely affected by these factors.

FutureFuel Chemical Company is reliant upon two customers for a substantial amount of its sales.

All sales of the bleach activator are made to The Procter & Gamble Company and all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  These two customers represented approximately 63% of FutureFuel Chemical Company’s revenues for the year ended December 31, 2007.  The contract with The Procter & Gamble Company is set to expire in June 2008 and no assurances can be given that such contract will be extended past June 2008 or, if extended, upon what terms.  The contracts with Arysta LifeScience North America Corporation contain certain termination provisions and no assurances can be given that these contracts will not be terminated.  The loss of these two companies as customers would have a material adverse effect on us.

Changes in technology may render FutureFuel Chemical Company’s products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology.  Examples include competitive product technologies, such as green gasoline and biodiesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput.  These changes may render obsolete certain existing products, energy sources, services and technologies currently used by FutureFuel Chemical Company.  We cannot assure you that the technologies used by or relied upon by FutureFuel Chemical Company will not be subject to such obsolescence.  While we may attempt to adapt and apply the services provided by FutureFuel Chemical Company to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

The oil and gas and chemical industries are subject to extensive federal, state, local and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development.  Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination.  Compliance with these laws, regulations and obligations could require substantial capital expenditures.  Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.  These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require FutureFuel Chemical Company to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on its business segments in general and on our results of operations, competitive position or financial condition.  We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially adversely increase FutureFuel Chemical Company’s cost of doing business or affect its operations in any area.

Under certain environmental laws and regulations, FutureFuel Chemical Company could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether FutureFuel Chemical Company was responsible for the release or contamination, or if current or prior operations were conducted consistent with accepted standards of practice.  Such liabilities can be significant and, if imposed, could have a material adverse effect on our financial condition or results of operations.

FutureFuel Chemical Company’s biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from tax credits and government subsidies.  If any of the state or federal laws and regulations relating to the tax credits and government subsidies change, the ability to recover capital expenditures from an alternative fuels business could be harmed.  FutureFuel Chemical Company’s biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel.  For instance, biodiesel products benefit from being the only alternative fuel certified by the U.S. Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air Act.  If agency determinations, laws and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

The value of FutureFuel Chemical Company may prove to be less than what we paid for FutureFuel Chemical Company because of uncertainties in evaluating future costs and/or potential liabilities.

Successful acquisitions require an assessment of a number of factors, including estimates of future biofuel prices, operating costs (including the costs of raw goods) and potential environmental and other liabilities.  Such assessments are inexact and their accuracy is inherently uncertain.  In connection with our due diligence assessment of FutureFuel Chemical Company, we performed a review of FutureFuel Chemical Company and its properties which we believe was generally consistent with industry practices.  However, such a review will not reveal all existing or potential problems.  In addition, our review may not have permitted us to become sufficiently familiar with FutureFuel Chemical Company’s properties to fully assess their deficiencies and capabilities.  As a result of these factors, the value of FutureFuel Chemical Company may ultimately be less than what we agreed to pay for its stock.

Market conditions or transportation impediments may hinder access to raw goods and distribution markets.

Market conditions, the unavailability of satisfactory transportation or the location of FutureFuel Chemical Company’s manufacturing complex from more lucrative markets may hinder FutureFuel Chemical Company’s access to raw goods and/or distribution markets.  The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities.  The sale of large quantities of biodiesel necessitates that FutureFuel Chemical Company transport its biodiesel to other markets since the Batesville, Arkansas regional market is not expected to absorb all of FutureFuel Chemical Company’s contemplated production.  Currently, common carrier pipelines are not transporting biodiesel.  This leaves trucks, barges and rail cars as the means of distribution of FutureFuel Chemical Company’s product from the plant to these storage terminals for further distribution.  However, the current availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers.  Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months.  If transportation is restricted or is unavailable, FutureFuel Chemical Company may not be able to sell into more lucrative markets and consequently its cash flow from sales of biodiesel could be restricted.

The biodiesel industry also faces several challenges to wide biodiesel acceptance, including cold temperature limitations, storage stability, fuel quality standards and exhaust emissions.  If the industry does not satisfy consumers that these issues have been resolved or are being resolved, biodiesel may not gain widespread acceptance which may have an adverse impact on FutureFuel Chemical Company’s cash flow from sales of biodiesel.

FutureFuel Chemical Company’s insurance may not protect it against its business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with FutureFuel Chemical Company’s business.  For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage.  As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.  Although we will maintain insurance at levels we believe are appropriate for FutureFuel Chemical Company’s business and consistent with industry practice, we will not be fully insured against all risks which cannot be sourced on economic terms.  In addition, pollution and environmental risks generally are not fully insurable.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

If a significant accident or other event resulting in damage to FutureFuel Chemical Company’s operations (including severe weather, terrorist acts, war, civil disturbances, pollution or environmental damage) occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

FutureFuel Chemical Company depends on key personnel, the loss of any of whom could materially adversely affect our future operations.

Our success will depend to a significant extent upon the efforts and abilities of FutureFuel Chemical Company’s executive officers.  The loss of the services of one or more of these key employees could have a material adverse effect on us.  FutureFuel Chemical Company’s business will also be dependent upon its ability to attract and retain qualified personnel.  Acquiring or retaining these personnel could prove more difficult to hire or cost substantially more than estimated.  This could cause FutureFuel Chemical Company to incur greater costs, or prevent it from pursuing its expansion strategy as quickly as it would otherwise wish to do.

If FutureFuel Chemical Company is unable to effectively manage the commodity price risk of its raw materials or finished goods, FutureFuel Chemical Company may have unexpected losses.

We hedge FutureFuel Chemical Company’s raw materials and/or finished products to some degree to manage the commodity price risk of such items.  This requires the purchase or sale of commodity futures contracts and/or options on those contracts or similar financial instruments.  We may be forced to make cash deposits available to counterparties as they mark to market these financial hedges.  This funding requirement may limit the level of commodity price risk management that we are prudently able to complete.  If we do not or are not capable of managing the commodity price risk of FutureFuel Chemical Company’s raw materials and/or finished products, FutureFuel Chemical Company may incur losses as a result of price fluctuations with respect to these raw materials and/or finished products.

If FutureFuel Chemical Company is unable to acquire or renew permits and approvals required for its operations, it may be forced to suspend or cease operations altogether.

The operation of FutureFuel Chemical Company’s manufacturing plant requires numerous permits and approvals from governmental agencies.  FutureFuel Chemical Company may not be able to obtain all necessary permits (or modifications thereto) and approvals and, as a result, our operations may be adversely affected.  In addition, obtaining all necessary renewal permits (or modifications to existing permits) and approvals for future expansions may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

The lack of business diversification may adversely affect our results of operations.

It is possible that we will not consummate more than one business combination with the proceeds from our July 2006 offering and FutureFuel Chemical Company may be the only target business that we acquire.  Accordingly, the prospects for our success may be entirely dependent upon FutureFuel Chemical Company.  Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is possible that we will not have the resources to diversify effectively our operations or benefit from the possible spreading of risks or offsetting of losses.

FutureFuel Chemical Company’s indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

FutureFuel Chemical Company has entered into a $50 million revolving credit facility with Regions Bank and we have guaranteed FutureFuel Chemical Company’s obligations thereunder.  The restrictions governing this indebtedness (such as total debt to EBITDA limitations) may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities.  If FutureFuel Chemical Company is unable to meet its future debt service obligations and other financial obligations, we could be forced to restructure or refinance such indebtedness and other financial transactions, seek additional equity or sell assets.

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make capital expenditures for the expansion of FutureFuel Chemical Company’s biofuels production capacity and complementary infrastructure.  We intend to finance these capital expenditures primarily through cash flow from FutureFuel Chemical Company’s operations, borrowings under the credit facility with Regions Bank and existing cash.  However, if FutureFuel Chemical Company’s capital requirements vary materially from those provided for in our current projections, we may require additional financing sooner than anticipated.  A decrease in expected revenues or adverse change in market conditions could make obtaining this financing economically unattractive or impossible.  As a result, we may lack the capital necessary to complete the projected expansions or capitalize on other business opportunities.

We may be unable to successfully integrate the FutureFuel Chemical Company acquisition or other future acquisitions with our operations or realize all of the anticipated benefits of these acquisitions.

Separation of FutureFuel Chemical Company from Eastman Chemical Company and integration of FutureFuel Chemical Company with us has been a complex, time-consuming and costly process.  Failure to successfully integrate FutureFuel Chemical Company in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows.  The difficulties of combining the acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters; and

•	diverting management’s attention from other business concerns.

In addition, we may not realize all of the anticipated benefits from the acquisition of FutureFuel Chemical Company and other future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities and fluctuations in markets.  If the FutureFuel Chemical Company acquisition benefits do not meet the expectations of financial or industry analysts, the market price of our shares of common stock may decline.

The scope of indemnity protection afforded to us under the acquisition agreement with Eastman Chemical Company is limited.

While we are confident that the due diligence process undertaken in relation to FutureFuel Chemical Company was sufficient and that material areas of potential exposure have been discovered, there can be no certainty that all significant exposures were uncovered by the due diligence process and it is unlikely that all existing or potential problems and/or liabilities have been revealed.  The inspections that have been performed may not have revealed structural and environmental problems, such as groundwater contamination.  We were not able to obtain contractual indemnities from Eastman Chemical Company for all liabilities that were created by Eastman Chemical Company or FutureFuel Chemical Company prior to the completion of the acquisition of FutureFuel Chemical Company and have only limited indemnity protection under the acquisition agreement with Eastman Chemical Company.  As part of such acquisition agreement, we, through FutureFuel Chemical Company, assumed the risk of the physical condition of FutureFuel Chemical Company’s properties in addition to the risk that the properties may not perform in accordance with expectations, as well as certain environmental and other unknown liabilities in excess of certain amounts.

If any such exposures materialize or the information provided as part of the due diligence exercise proves to be untrue or inaccurate, we will have to rely on the limited indemnity protection afforded to us under the acquisition agreement in order to seek compensation for any financial loss incurred as a result.  By its nature, indemnity protection is limited in scope, being the product of a negotiation exercise between us and Eastman Chemical Company, and therefore we may not recover any or sufficient funds fully to cover any loss incurred.

In addition, even where potential areas of exposure are covered by the scope of indemnity protection provided under the acquisition agreement, there is no guarantee that Eastman Chemical Company will be in a financial position to support the level of indemnification for which it may be liable.  Consequently, we may not recover any or sufficient funds fully to cover any loss incurred.

Risks associated with investing in AIM companies.

The market for our shares or warrants is relatively illiquid.

Our shares of common stock and warrants currently are traded on AIM and are not listed or traded on any established market in the United States.  AIM is a market designed primarily for emerging or smaller companies.  The AIM rules are less demanding than those of the Official List of the UK Listing Authority and other stock exchanges and also than those under federal securities laws.  Neither the London Stock Exchange nor the SEC has approved the contents of this document.  The future success of AIM and liquidity in the market for our shares of common stock and warrants cannot be guaranteed.  In particular, the market for our shares of common stock and warrants may be, or may become, relatively illiquid and therefore may be or may become difficult to sell.

Investment in shares traded on AIM is perceived to carry a higher risk than an investment in shares quoted on exchanges with more stringent listing requirements, such as the London Stock Exchange, the New York Stock Exchange or the NASDAQ Global Market.  This is because AIM imposes less stringent corporate governance and ongoing reporting requirements.  AIM is also a new and more flexible market, which requires only semi-annual, rather than quarterly, financial update reports.  Investors should be aware that the value of our shares of common stock and warrants may be influenced by many factors, some of which may affect quoted companies generally, including the depth and liquidity of the market, our performance, a large or small volume of trading in our securities, legislative changes and general economic, political or regulatory conditions, and that the prices may be volatile and subject to extensive fluctuations.  Therefore, the market price of our shares of common stock and warrants may not reflect the underlying value.  The value of an investment in us may increase or decrease; therefore investors may realize less than, or lose all of, their investment.

We will not adopt the International Financial Reporting Standards but rather will continue to prepare our financial statements and financial reporting in accordance with U.S. generally accepted accounting principles.

On August 22, 2006, AIM announced that non-European Economic Area companies whose shares are traded on AIM are not required to adopt International Financial Reporting Standards for financial reporting purposes but may use, among other things, U.S. generally accepted accounting principles without reconciliation to International Financial Reporting Standards.  We are a non-European Economic Area company and have determined that we will prepare our financial statements in accordance with U.S. generally accepted accounting principles.  International Financial Reporting Standards differ in certain significant respects from U.S. generally accepted accounting principles and our financial statements prepared in accordance with U.S. generally accepted accounting principles will not be comparable to financial statements prepared in accordance with International Financial Reporting Standards.

Risks associated with owning our shares and warrants.

Our shares will be represented by definitive certificates which could reduce the liquidity of our shares and warrants.

Our shares of common stock are represented by definitive certificates which contain the following legend.

Prior to investing in the securities or conducting any transactions in the securities, investors are advised to consult professional advisers regarding the restrictions on transfer summarized below and any other restrictions.

This security (or its predecessor) was originally issued in a transaction exempt from registration under the United States Securities Act of 1933, as amended (the “Securities Act”), and is a restricted security (as defined in Rule 144 under the Securities Act).  This security may not be offered, sold or otherwise transferred in the absence of registration or an applicable exemption therefrom.  Hedging transactions involving this security may not be conducted directly or indirectly, unless in compliance with the Securities Act.  Each purchaser of this security is hereby notified that the seller of this security may be relying on the exemption from the provisions of Section 5 of the Securities Act provided by Rule 144A or Regulation S thereunder.

The holder of this security agrees for the benefit of the Company that (a) this security may be offered, resold, pledged or otherwise transferred, only (i) in the United States to a person whom the seller reasonably believes is a qualified institutional buyer (as defined in Rule 144A under the Securities Act) in a transaction meeting the requirements of Rule 144A, (ii) outside of the United States in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, (iii) pursuant to an exemption from registration under the Securities Act provided by Rule 144 thereunder (if available) or (iv) pursuant to an effective registration statement under the Securities Act, in each of cases (i) through (iv) in accordance with any applicable securities laws of any state of the United States, and (b) the holder will, and each subsequent holder is required to, notify any purchaser of this security from it of the resale restrictions referred to in (a) above.

The securities represented by this certificate are subject to transfer restrictions which require that in addition to any certifications required from a transferor as set forth on the reverse of this certificate, prior to the expiration of a distribution compliance period of at least one year, the transferee certifies as to whether or not it is a US person within the meaning of Regulation S and provides certain other certifications and agreements.  Prior to permitting any transfer, the Company may request an opinion of counsel reasonably satisfactory to the Company that such transfer is to be effected in a transaction meeting the requirements of Regulation S under the Securities Act or is otherwise exempt from registration under the Securities Act.

CREST Co., which is the Central Securities Depository for the U.K. markets (including AIM) and which operates the CREST system (CREST Co.’s real-time settlement system for UK and Irish shares and other corporate securities), does not allow electronic settlement on CREST until the legend has been removed and the certification requirements required under U.S. securities laws have expired.  As a result, our shares of common stock and warrants must be represented by definitive certificates.  In order to transfer or sell our shares or warrants, holders must provide the definitive certificates to the transfer agent, who will require certain certifications as set forth in the legend, and on occasion legal opinions as set forth in the legend, prior to issuing new certificates to new security holders.  The lack of a fully electronic settlement mechanism may have a material adverse effect on the liquidity and the price of our securities.

If our founding shareholders and Mr. Novelly or his designees exercise their registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

Those shareholders holding shares of our common stock prior to our July 2006 offering (the “founding shareholders”; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters --Founding Shares Owned by the Founding Shareholders” below for a list of the founding shareholders) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the U.S. Securities Act of 1933, as amended (the “Securities Act”), the resale of their shares of our common stock issued prior to our July 2006 offering (the “founding shares”) and their shares included in the units purchased in our July 2006 offering.  The demand may be made at any time after the date on which we have become a reporting company under the Exchange Act, and their founding shares have been released from escrow.  Except in limited circumstances, this date will not be before July 12, 2009.  If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 11,250,000 shares and/or up to 5,000,000 shares issued on exercise of their warrants eligible for trading in the public market.  The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

Transfer of our shares and/or warrants, and the exercise of our warrants, are subject to stringent transfer and exercise requirements under the Securities Act.

Our shares of common stock and our warrants are subject to the conditions listed under section 903(b)(3) or Category 3 of Regulation S under the Securities Act.  Under Category 3, offering restrictions (as defined under Regulation S) had to be in place in connection with our July 2006 offering described below and additional restrictions are imposed on resales of our securities as described elsewhere herein.  All of our shares of common stock and our warrants are subject to these restrictions, regardless of whether the purchaser acquired the securities in a transaction pursuant to Rule 144A under the Securities Act or in a transaction pursuant to Regulation S.  Our shares and warrants are considered “restricted securities” under Rule 144 and will, until the expiration of the applicable holding period with respect to the securities set forth in Rule 144 and the expiration of the one-year compliance period, bear restrictive legends, unless we determine otherwise in compliance with applicable law.

The Rule 144 holding period for our shares received upon exercise of our warrants may recommence upon the exercise of such warrants.

The Rule 144 holding period for the shares of our common stock received upon exercise of our warrants will start upon the exercise of such warrants.  Even though the Rule 144(k) two-year holding period for the shares and warrants may have expired, enabling certificates for those securities to have the legend removed, the Rule 144 holding period for the shares received upon exercise of the warrants will start upon such exercise.  Accordingly, holders of our warrants that exercise their warrants for cash will receive shares of our common stock subject to trading restrictions which are greater than those imposed on the trading of previously issued shares.  Such restrictions may mean the value of the shares received upon exercise of the warrants may be significantly lower, at least until the two-year holding period has expired, than the shares originally issued.

We may not list our common stock or our warrants on a stock exchange other than AIM.

Under the investor rights agreement that we entered into on July 12, 2006 with CRT Capital Group LLC and KBC Peel Hunt Ltd, we are obligated to use our commercially reasonable efforts to cause our shares of common stock to be authorized to be quoted and/or listed (to the extent applicable) on the American Stock Exchange, the New York Stock Exchange, the NASD Automated Quotation System or the NASDAQ National Market (or, in each case, a successor thereto) or a similarly recognized national trading platform, if our common stock so qualifies.  However, no assurances can be given that our common stock will qualify to be quoted and/or listed on any such exchange or other similarly recognized national trading platform.  Further, we have no such obligation with respect to our warrants and no assurances can be given that we will attempt to cause our warrants to be authorized to be quoted and/or listed on any such exchange or other similarly recognized national trading platform.

Internal Reporting Controls.

Our management has identified material weaknesses in our internal control over financial reporting; failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) could have a material adverse effect on our business and stock price.

We identified material weaknesses in our internal control over financial reporting in conjunction with the preparation of our December 31, 2006 financial statements.  No assurances can be given that additional material weaknesses, significant deficiencies or control deficiencies in our internal control over financial reporting will not be identified in the future.

Our internal control over financial reporting does not currently meet all the standards contemplated by Section 404 that we will eventually be required to meet.  As a public company, we are required to complete our initial assessment by the filing of our Form 10-K for the year ending December 31, 2008.  If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, this result may cause us to be unable to report on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.  We have and will incur incremental costs in order to sustain and, where appropriate, improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional accounting and administrative staff.  This could harm our operating results and lead to a decline in our stock price.

Item 2. Properties.

The Company

We are a holding company whose principal assets are all of the issued and outstanding shares of stock of FutureFuel Chemical Company and cash and cash equivalents.

FutureFuel Chemical Company

FutureFuel Chemical Company’s principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and infrastructure, including on-site liquid waste treatment.  FutureFuel Chemical Company is the fee owner of this plant and the land upon which it is situated, and manufactures both biofuels and chemicals at the plant.  Utilization of these facilities may vary with product mix and economic, seasonal and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel and a facility targeted for the potential future production of cellulosic-based ethanol.  The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth.  We believe that the plant is generally well maintained, in good operating condition and suitable and adequate for its uses.

Item 3. Legal Proceedings.

Neither we nor our subsidiary are a party to, nor is any of ours or its property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses.  However, from time to time, FutureFuel Chemical Company and its operations may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established public trading market in the United States for our shares of common stock or our warrants.  However, our shares and warrants are listed on AIM under the ticker symbols “FFU” and “FFUW,” respectively.  Trading of our shares of common stock and warrants on AIM commenced July 12, 2006 and was suspended on July 24, 2006, the date that our acquisition of FutureFuel Chemical Company was announced.  Trading resumed on October 9, 2006.  However, in connection with the restatement of our financial statements to comply with purchase accounting as discussed below, trading in our shares of common stock and warrants was again suspended on July 26, 2007 at our request.  We completed the restatement of our financial statements and requested that our shares and warrants again be traded on AIM.  Trading of our shares and warrants was approved on February 1, 2008 and trading recommenced on that date.  The high and low bid on AIM for our shares of common stock and warrants for 2006 and 2007 for the periods during which they were traded are set forth in the following table.

	Shares		Warrants
Period	High	Low	High	Low
July 12 -24, 2006	$7.45	$7.40	$1.40	$1.35
October 9, 2006 - December 31, 2006	$8.21	$7.30	$2.50	$1.25
January 1, 2007 - March 31, 2007	$8.50	$6.00	$2.45	$0.75
April 1, 2007 - June 30, 2007	$8.00	$7.00	$2.78	$1.50
July 1, 2007 - July 26, 2007	$8.00	$7.00	$2.84	$1.50

There are currently outstanding 26,700,000 shares of our common stock and 22,500,000 warrants to purchase 22,500,000 shares of our common stock at $6.00 per share.  Such shares and warrants (and shares issued upon exercise of the warrants) can only be sold pursuant to Rule 144 and Rule 144A of the Securities Act upon satisfaction of the terms and conditions of those rules.

Holders

The shares of our common stock and our warrants were held by 99 and 80 holders of record, respectively, on March 26, 2008.

Dividends

The payment of cash dividends by us is dependent upon our future earnings, capital requirements and overall financial condition.  There were no cash dividends declared on shares of our common stock in 2006 or 2007.  We currently have no intention of paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  The following information regarding this plan is as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	2,670,000

Performance Graph

The following graph shows changes over the seventeen month period beginning July 13, 2006 (the completion of our offering of units) through December 31, 2007 in the value of an $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  These companies are: Aventine Renewable Energy Holdings; Bluefire Ethanol Fuels; China Clean Energy Inc.; Epolin Inc.; Ethos Environmental Inc.; Green Plains Renewable Energy; GS Agrifuels Corp.; H2Diesel Holdings Inc.; International Flavours & Fragrances; Kreido Biofuels Inc.; OM Group Inc.; Pacific Ethanol Inc.; Panda Ethanol Inc.; Pure Biofuels Corp.; Rentech Inc.; Synthetech Inc.; Tiger Ethanol International Inc.; United Energy Corp.; US Bioenergy Corp.; Verasun Energy Corp.; and Westlake Chemical Corp.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*

Among FutureFuel Corp, The Russell 2000 Index

And SIC Code 2860

$140
$120
$100
$80
$60
$40
$20
$0
7/06
7/06
8/06
9/06
10/06
11/06
12/06
1/07
2/07
3/07
4/07
5/07
6/07
7/07
8/07
9/07
10/07
11/07
12/07
FutureFuel Corp
Russell 2000
SIC Code 2860

* $100 invested on 7/13/06 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Securities Sold and Consideration

The following is a description of all securities sold by us within the past three years, which securities were not registered under the Securities Act.

We were incorporated on August 12, 2005.  We issued 5,000,000 shares of common stock on September 1, 2005 to certain founding shareholders for an aggregate consideration of $25,000.  On May 24, 2006, we issued a common stock dividend of 0.25 shares for each outstanding share, effectively lowering the purchase price paid by each of the founding shareholders to $.004 per share.  The total number of issued shares of our common stock following such stock dividend was 6,250,000.  On June 27, 2006, we and certain of our founding shareholders cancelled an aggregate of 625,000 shares of our common stock, reducing the founding shares outstanding to 5,625,000 shares.

On July 12, 2006, we issued 22,500,000 units, each unit consisting of one share of our common stock and one warrant entitling the holder thereof to purchase one share of our common stock.  The sales price was $8.00 per unit for an aggregate sales price of $180,000,000.

Placing Agents and Other Purchasers

KBC Peel Hunt Ltd and CRT Capital Group, LLC, who served as placing agents in the offering of the units, assisted us in procuring subscribers for 16,875,000 units.  The remaining units sold in the offering were sold to the following designees of Mr. Novelly.

Name	Shares
St. Albans Global Management, Limited Partnership, LLLP	4,531,250
Apex Holding Co.	625,000
Ed Wahl	31,250
Jeff Call	31,250
Graziadio Family Trust	62,500
Bermuda Life Insurance Company/Separate Account C	93,750
William Doré	109,375
Lori L. Mikles	46,875
J. B. Ladd Trust	32,500
Thomas Evans	30,000
Steve Wallace	31,250
Total	5,625,000

Exemption from Registration Claimed

Shares of our common stock were issued to our founding shareholders on the basis of an exemption from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.  Each of our founding shareholders was, and is, a sophisticated investor who or which would qualify as an accredited investor (as defined in Rule 501 under the Securities Act).  Neither we nor any person acting on our behalf offered or sold the shares to the founding shareholders by any form of general solicitation or general advertising, and each of our founding shareholders understands that such shares are “restricted securities” (as defined in Rule 144 under the Securities Act).  Each of our founding shareholders was required to represent to us that, among other matters, he or it was purchasing our shares for investment purposes only, for his or its own account and not with a view toward selling or otherwise distributing the shares.

The units were sold: (i) to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and a limited number of “accredited investors” (as defined in Rule 501 under the Securities Act); and (ii) in offshore transactions complying with Rule 903 of Regulation S under the Securities Act.  More specifically, the units were not registered under the Securities Act and are “restricted securities” as defined in Rule 144.  A purchaser of such securities may not offer, sell, pledge or otherwise transfer such securities in the United States or to, or for the account or benefit of, any U.S. person (as defined under Regulation S of the Securities Act), except: (a) pursuant to an effective registration statement under the Securities Act; (b) to a person whom the seller reasonably believes is a qualified institutional buyer in a transaction meeting the requirements of Rule 144A under the Securities Act; (c) pursuant to an exemption from the registration requirements of the Securities Act provided by Rule 144 thereunder (if available); or (d) in certain transactions specified in Regulation S.  The selling restrictions set forth in the preceding sentence will continue to be applicable to our shares and warrants notwithstanding the expiration of the compliance period described below.  Under our bylaws, we are required to refuse to register any transfer of our securities not made in accordance with the provisions of Rule 144A, Rule 144 (if available), Regulation S, or pursuant to registration under the Securities Act or another exemption from registration under the Securities Act.

Our shares and warrants are subject to the conditions listed under section 903(b)(3), or Category 3, of Regulation S of the Securities Act.  Under Category 3, “offering restrictions” (as defined under Regulation S) must be in place and additional restrictions are imposed on resales of the shares and warrants as described below.  All shares and warrants are subject to these restrictions, regardless of whether the purchaser acquired the shares or warrants in a transaction pursuant to Rule 144A or in a transaction pursuant to Regulation S.

Prior to one year after the later of (i) the time when the shares or warrants were first offered to persons other than distributors in reliance upon Regulation S or (ii) the date of closing of the offering, or such longer period as may be required under applicable law (the “compliance period”):

(a)           every purchaser of shares or warrants other than a distributor will be required to certify that it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person (as defined under Regulation S of the Securities Act) or is a U.S. person who purchased securities in a transaction that did not require registration under the Securities Act;

(b)           every purchaser of the shares or warrants has been, or will be, required to agree to resell such shares or warrants only in accordance with the provisions of Rule 144A, Rule 144 (if available) or Regulation S, or pursuant to an effective registration statement under the Securities Act, and will be required to agree to not engage in hedging transactions with regard to the securities unless in compliance with the Securities Act;

(c)           the shares and warrants will (i) contain a legend to the effect that transfer is prohibited except in accordance with the restrictions set forth in (a) and (b) above during the compliance period, and (ii) with respect to the warrants (notwithstanding the expiration of the compliance period), and pursuant to Rule 903(b)(5)(i), contain a legend stating that the warrants and securities to be issued upon their exercise have not been registered under the Securities Act and that the warrant may not be exercised by or on behalf of any U.S. person without an opinion of counsel;

(d)           each distributor selling securities to a distributor, a dealer (as defined in Section 2(a)(12) of the Securities Act), or a person receiving a selling concession, fee or other remuneration will be required to send a confirmation or other notice to the purchaser stating that the purchaser is subject to the same restrictions on offers and sales that apply to a distributor; and

(e)           under our bylaws, we are required to refuse to register any transfer of our securities not made in accordance with the provisions of Rule 144A, Rule 144 (if available) or Regulation S, or pursuant to registration under the Securities Act or another exemption from registration under the Securities Act.

Each purchaser of our warrants (regardless of whether such purchaser acquired such warrants in a transaction pursuant to Rule 144A, Regulation D or Regulation S), upon exercise of each warrant, must:

(a)           provide us with a written certification that it is neither within the U.S. nor a U.S. person and the warrant is not being exercised on behalf of a U.S. person; or

(b)           provide us with a written opinion of counsel to the effect that the transfer of the warrants and issuance of the shares upon the exercise of such warrants to such person have been registered under the Securities Act or are exempt from registration thereunder; and

(c)           receive certificated securities containing the legend described below.

In the offerings of the units, each purchaser of the shares and warrants was deemed to have represented and agreed as follows:

(1)           the purchaser (A) (i) is an institutional accredited investor that is a qualified institutional buyer (subject to certain limited exceptions in the case of the initial purchase only), (ii) is aware that the sale to it is being made in reliance on Rule 144A (or, in the case of the initial purchaser only, in reliance on Regulation D) and (iii) is acquiring the securities for its own account or for the account of a qualified institutional buyer or (B) is not a U.S. person and is purchasing the securities in an offshore transaction pursuant to Regulation S;

(2)           the purchaser understands that the securities were offered in a transaction not involving any public offering within the meaning of the Securities Act, that the securities have not been and, except as otherwise described in the offering documents relating to the unit issuance, will not be registered under the Securities Act and that if in the future it decides to offer, resell, pledge or otherwise transfer any such securities, such securities may be offered, resold, pledged or otherwise transferred only (i) in the United States to a person whom the seller reasonably believes is a qualified institutional buyer in a transaction meeting the requirements of Rule 144A, (ii) outside the United States in a transaction complying with the provisions of Rule 903 or Rule 904 under the Securities Act, (iii) pursuant to an exemption from registration under the Securities Act provided by Rule 144 (if available), or (iv) pursuant to an effective registration statement under the Securities Act, in each of cases (i) through (iv) in accordance with any applicable securities laws of any state of the United States;

(3)           the purchaser understood and agreed that, in addition to the restrictions set forth in (2) above, if in the future it decides to resell, pledge or otherwise transfer any securities or any beneficial interests in any securities prior to the date which is one year after the later of (1) the date when the shares or warrants are first offered to persons (other than distributors) pursuant to Regulation S and (2) the date of closing of the unit offering, it will do so only (i) in compliance with the restrictions set forth above, (ii) pursuant to an effective registration statement under the Securities Act, or (iii) in accordance with the provisions of Rule 144A, Rule 144 (if available) or Regulation S, and in each of such cases in accordance with any applicable securities law of any state of the United States;

(4)           the purchaser agreed to and each subsequent holder is required to, notify any purchaser of the shares or warrants from it of the resale restrictions referred to in paragraphs (2) and (3) above, if then applicable;

(5)           the purchaser acknowledged that, prior to any proposed transfer of shares or warrants other than pursuant to an effective registration statement, the transferee of shares or warrants may be required to provide certifications and other documentation relating to the non-U.S. person status of such transferee;

(6)           the purchaser acknowledged that we, our placing agents in the unit issuance and others rely upon the truth and accuracy of the foregoing acknowledgements, representations and warranties and agreed that if any such acknowledgement, representation or warranty deemed to have been made by virtue of its purchase of shares or warrants is no longer accurate, it must promptly notify our placing agents and us;

(7)           the purchaser acknowledged that neither we, our placing agents nor any person representing any of them, has made any representation to it with respect to us or the unit offering, other than the information contained in the offering documents related to the unit offering, which had been delivered to the purchaser and upon which the purchaser relied in making its investment decision with respect to the securities offered; the purchaser has had access to such financial and other information concerning us and the securities offered, including an opportunity to ask questions of and request information from us and our placing agents;

(8)           the purchaser purchased the units for its own account, or for one or more investor accounts for which it was acting as fiduciary or agent, in each case, not with a view to, or for offer or sale in connection with, any distribution thereof in violation of the Securities Act, subject to any requirement of law that the disposition of its property or the property of such investor account or accounts be at all times within its or their control and subject to its or their ability to resell, reoffer or otherwise transfer such securities pursuant to Rule 144A, Regulation S or Rule 144 (if available) under the Securities Act;

(9)           the purchaser understood that the securities offered, as “Restricted Securities” under Rule 144 of the Securities Act, will, until the expiration of the applicable holding period with respect to the securities set forth in Rule 144 of the Securities Act, and the expiration of the compliance period described above, will bear legends described below, unless we determine otherwise in compliance with applicable law; and

(10)           the purchaser acknowledged that the shares and warrants, whether purchased pursuant to Rule 144A of the Securities Act, Regulation D of the Securities Act or pursuant to Regulation S of the Securities Act, will bear a restrictive legend to the following effect, unless we determine otherwise in compliance with applicable law:

PRIOR TO INVESTING IN THE SECURITIES OR CONDUCTING ANY TRANSACTIONS IN THE SECURITIES, INVESTORS ARE ADVISED TO CONSULT PROFESSIONAL ADVISERS REGARDING THE RESTRICTIONS ON TRANSFER SUMMARIZED BELOW AND ANY OTHER RESTRICTIONS.

THIS SECURITY (OR ITS PREDECESSOR) WAS ORIGINALLY ISSUED IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE “SECURITIES ACT”), AND IS A RESTRICTED SECURITY (AS DEFINED IN RULE 144 UNDER THE SECURITIES ACT).  THIS SECURITY MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED IN THE ABSENCE OF REGISTRATION OR AN APPLICABLE EXEMPTION THEREFROM.  HEDGING TRANSACTIONS INVOLVING THIS SECURITY MAY NOT BE CONDUCTED DIRECTLY OR INDIRECTLY, UNLESS IN COMPLIANCE WITH THE SECURITIES ACT.  EACH PURCHASER OF THIS SECURITY IS HEREBY NOTIFIED THAT THE SELLER OF THIS SECURITY MAY BE RELYING ON THE EXEMPTION FROM THE PROVISIONS OF SECTION 5 OF THE SECURITIES ACT PROVIDED BY RULE 144A OR REGULATION S THEREUNDER.

THE HOLDER OF THIS SECURITY AGREES FOR THE BENEFIT OF THE COMPANY THAT (A) THIS SECURITY MAY BE OFFERED, RESOLD, PLEDGED OR OTHERWISE TRANSFERRED, ONLY (I) IN THE UNITED STATES TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QUALIFIED INSTITUTIONAL BUYER (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (II) OUTSIDE OF THE UNITED STATES IN AN OFFSHORE TRANSACTION IN ACCORDANCE WITH RULE 903 or RULE 904 UNDER THE SECURITIES ACT, (III) PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE SECURITIES ACT PROVIDED BY RULE 144 THEREUNDER (IF AVAILABLE) OR (IV) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT, IN EACH OF CASES (I) THROUGH (IV) IN ACCORDANCE WITH ANY APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES, AND (B) THE HOLDER WILL, AND EACH SUBSEQUENT HOLDER IS REQUIRED TO, NOTIFY ANY PURCHASER OF THIS SECURITY FROM IT OF THE RESALE RESTRICTIONS REFERRED TO IN (A) ABOVE.

THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT BE SOLD OR TRANSFERRED TO ANY EMPLOYEE BENEFIT PLAN AS DEFINED IN SECTION 3(3) OF ERISA SUBJECT TO TITLE I OF ERISA OR ANY PLAN AS DEFINED IN SECTION 4975 OF THE CODE WHICH IS SUBJECT TO THE RULES OF SECTION 4975 OR ANY ENTITY DEEMED TO HOLD ASSETS OF ANY SUCH PLANS.

THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO TRANSFER RESTRICTIONS WHICH REQUIRE THAT IN ADDITION TO ANY CERTIFICATIONS REQUIRED FROM A TRANSFEROR AS SET FORTH ON THE REVERSE OF THIS CERTIFICATE, PRIOR TO THE EXPIRATION OF A DISTRIBUTION COMPLIANCE PERIOD OF AT LEAST ONE YEAR, THE TRANSFEREE CERTIFIES AS TO WHETHER OR NOT IT IS A U.S. PERSON WITHIN THE MEANING OF REGULATION S AND PROVIDES CERTAIN OTHER CERTIFICATIONS AND AGREEMENTS.  PRIOR TO PERMITTING ANY TRANSFER, THE COMPANY MAY REQUEST AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO THE COMPANY THAT SUCH TRANSFER IS TO BE EFFECTED IN A TRANSACTION MEETING THE REQUIREMENTS OF REGULATION S UNDER THE SECURITIES ACT OR IS EXEMPT FROM REGISTRATION.

In addition, each purchaser of Warrants was deemed to have represented and agreed as follows:

(1)           the purchaser understood that shares issuable upon exercise of the warrants are, subject to certain exceptions, not being offered in the United States or to U.S. persons (as defined in Regulation S under the Securities

Act) and that warrant holders will be required, as a condition precedent to the exercise of any warrants, to comply with the certain requirements; and

(2)           the purchaser understood that warrant holders located in the United States or who are U.S. persons (as defined under Regulation S of the Securities Act) may be permitted to exercise their warrants for shares if we reasonably believe that such exercise does not require registration under the Securities Act in reliance upon such warrant holder (i) certifying that it is a qualified institutional buyer and understands that the shares to be issued upon exercise of such warrants have not been registered under the Securities Act, (ii) supplying an opinion of counsel that the warrants and the shares issuable upon exercise are exempt from registration under the Securities Act and (iii) agreeing that (x) such shares will be subject to certain restrictions on transfer as set forth above for the shares and warrants, (y) a new holding period for the shares issued upon exchange of such warrant, for purposes of Rule 144 under the Securities Act, will commence upon issue of such shares and (z) its acquisition of shares was not solicited by any form of general solicitation or general advertising and that it has been given access to information sufficient to permit it to make an informed decision as to whether to invest in the shares.  We may, in our sole discretion, permit the exercise of warrants in certain limited circumstances in accordance with their terms if the requirements of other exemptions under the Securities Act and other applicable laws can be satisfied.

Terms of Warrant Conversion or Exercise

Each of our outstanding warrants entitles the registered holder to purchase one share of our common stock at an exercise price of $6.00 per share, subject to adjustment as discussed below, at any time commencing on October 31, 2006.  The warrants will expire on July 12, 2010 at 5:00 p.m., New York City time.

We may call the warrants for redemption at any time after they become exercisable:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder;

•
if, and only if, the last independent bid price on AIM of our shares of common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption; and

•	the weekly trading volume of our shares has been at least 200,000 shares for each of the two calendar weeks prior to the day we send the notice of redemption.

If the foregoing conditions are satisfied and we call the warrants for redemption, each warrant holder is entitled to exercise its warrant prior to the date scheduled for redemption by payment of the exercise price in cash.

The warrants were issued in registered form under a warrant deed between Capita IRG (Offshore) Limited, as warrant agent, and us.

The exercise price and number of shares of our common stock issuable on exercise of the warrants may be adjusted in certain circumstances, including in the event of a share dividend or our recapitalization, reorganization, merger or consolidation.  However, the warrants will not be adjusted for issuances of shares of our common stock at a price below the exercise price of the warrants.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price by certified check payable to us for the number of warrants being exercised.  The warrant holders do not have the rights or privileges of holders of shares of common stock or any voting rights until they exercise their warrants and receive shares.

No warrants will be exercisable by a U.S. warrant holder unless, at the time of exercise, the exercise of the warrants for shares has been registered under the Securities Act, or is exempt from registration.  U.S. warrant holders will be required to provide appropriate representations, warranties and legal opinions to support any applicable exemption and, if received in an exempt transaction, the shares received upon exercise of the warrant would be restricted securities with the certificate bearing a restrictive legend and not saleable in the U.S. unless registered under the Securities Act, or exempt from registration.

No fractional shares will be issued upon exercise of the warrants.  If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share of our common stock, we will, upon exercise, round up to the nearest whole number the number of shares to be issued to the warrant holder.

Use of Proceeds

The proceeds of our July 2006 offering aggregated $180 million, which proceeds were used as follows.

(Dollars in thousands)

Item	Amount
Offering proceeds	$180,000
Underwriters’ fees	(6,750)
Working capital amount	(750)
Amount transferred to the trust fund	$172,500

The working capital amount was released to us to pay, among other things, the expenses of the offering (which aggregated $825,000(a)).  In addition to the underwriters’ fees of $6,750,000 paid in connection with the offering, the underwriters deferred $2,700,000 of their fees, which deferred fees were payable upon the consummation of a qualified business combination and which were in fact paid on October 31, 2006 in connection with the consummation of our acquisition of FutureFuel Chemical Company.
__________

(a)
The expenses of the offering in excess of $750,000 were paid from the proceeds of loans made by Mr. Mikles and St. Albans Global Management, Limited Partnership, LLLP to us in the aggregate amount of $700,000, which loans were repaid as set forth above.

The trust fund was released concurrently with the consummation of our acquisition of FutureFuel Chemical Company (which acquisition constituted a qualified business combination) and was disbursed as follows.

(Dollars in thousands)

Item	Amount
Trust Amount(a)	$174,123
Acquisition purchase price(b)	(73,971)
Additional acquisition costs	(70)
Reimbursement of due diligence expenses	(165)
Repayment of the loans from the founding shareholders	(700)
Deferred underwriters’ fees	(2,700)
Deferred NOMAD fee	(250)
Exercise of repurchase rights (discussed below)	(10,987)
Amount disbursed to us	$85,280
__________

(a)           Includes $2,623 in interest income, less $1,000 transferred to us for working capital purposes.

(b)	Prior to purchase price adjustments. After purchase price adjustments, the amount was $70,970. See note 3 to our annual consolidated financial statements contained elsewhere herein.

Item 6. Selected Financial Data.

Historically, the business and assets included in FutureFuel Chemical Company were accounted for by Eastman Chemical Company in various segments of Eastman Chemical Company’s overall business.  Although FutureFuel Chemical Company was incorporated on September 1, 2005, Eastman Chemical Company did not begin transferring assets into FutureFuel Chemical Company until January 1, 2006 and completed the transfer in subsequent periods prior to the closing of our acquisition of FutureFuel Chemical Company.  Notwithstanding that FutureFuel Chemical Company was a separately incorporated entity, Eastman Chemical Company did not prepare separate financial statements for FutureFuel Chemical Company nor was it required to do so under local law or accounting rules.  Rather, the operations of the Batesville plant were reported within Eastman Chemical Company based upon the underlying products, and the revenues and expenses of the plant were presented in various segments within Eastman Chemical Company’s financial statements.  In addition, allocations to the plant of Eastman Chemical Company overhead (such as insurance, employee benefits, legal expenses and the like) were based upon assumptions made by Eastman Chemical Company and such assumptions historically did not reflect expenses which FutureFuel Chemical Company would have incurred had it been a stand-alone entity.  Since we did not acquire or succeed to all of the assets and liabilities of Eastman Chemical Company, “carve-out” financial statements have been prepared for the acquired component business, excluding the continuing operations retained by Eastman Chemical Company, and allocations for overhead components described above have been effected.

For purposes of preparing our financial statements, we initially accounted for the acquisition of Eastman SE, Inc. as a reverse acquisition and did not apply purchase accounting to such transaction.  On July 27, 2007, we issued a Form 8-K pursuant to Item 4.02(a) of Form 8-K, informing investors that our 2006 Annual Financial Statements should not be relied upon for the reasons set forth therein.  A copy of that Form 8-K may be obtained free of charge on our website at http://ir.futurefuelcorporation.com/sec.cfm or by requesting the same from us at FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105 Attn: Investor Relations.  We restated our 2006 financial statements to apply purchase accounting to our acquisition of Eastman SE, Inc., which 2006 financial statements are included herein.  See Note 2 to our consolidated financial statements for the year ended December 31, 2006 included in Amendment No. 2 to our Form 10 filed with the SEC on February 29, 2008 for a detailed discussion of the effects of such restatement.

The following tables set forth our and FutureFuel Chemical Company’s summary historical financial and operating data for the periods indicated below.  This summary historic financial and operating data has been derived from FutureFuel Chemical Company’s “carve-out” financial statements as of and for the ten months ended October 31, 2006 (the period between January 1, 2006 and the date we acquired FutureFuel Chemical Company), the twelve months ended December 31, 2005 and 2004 (the two most recent complete fiscal years prior to 2006) and our consolidated financial statements for the twelve months ended December 31, 2006 and 2007, all of which are included elsewhere herein.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and notes thereto included elsewhere herein.  The selected financial data for FutureFuel Chemical Company prior to our acquisition thereof represent the complete financial information prepared and provided by Eastman Chemical Company to us in conjunction with the carve out and sale of the Batesville plant to us for the twelve months ended December 31, 2004 and 2005, as well as the ten months ended October 31, 2006.

(Dollars in thousands, except per share amounts)

	FutureFuel Corp. Consolidated	FutureFuel Corp. and FutureFuel Chemical Company Combined	FutureFuel Corp. Consolidated	FutureFuel Chemical Company
Item	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Operating Revenues	$169,788	$150,770	$23,043	$127,727	$119,539	$144,157
Net income (loss)	$8,408	$2,242	$2,717	$(475)	$381	$(14,867)
Earnings (loss) per common share
Basic	$0.31	$0.08	$0.10	NA	NA	NA
Diluted	$0.26	$0.07	$0.09	NA	NA	NA
Total Assets	$216,113	$203,059	$203,516	NA	$114,500	$118,164
Long-term obligations	$24,353	$20,740	$20,740	NA	$24,830	$25,105
Cash dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Net cash provided by (used in) operating activities	$21,554	$(3,960)	$(12,494)	$8,534	$7,556	$19,044
Net cash provided by (used in) investing activities	$(29,978)	$(91,168)	$(82,619)	$(8,549)	$(6,594)	$(6,520)
Net cash provided by (used in) financing activities	$(50)	$158,229	$158,214	$15	$(962)	$(12,524)

For the combined year ended December 31, 2006, operating revenues, net income (loss) and earnings (loss) per common share combine our consolidated results for the entire twelve months ended December 31, 2006 and FutureFuel Chemical Company’s results for the ten months ended October 31, 2006.  This information is for illustrative purposes only.  The consolidated company would likely have performed differently had they always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.

Our Amendment No. 2 to Form 10 Registration Statement filed with the SEC on February 29, 2008 contains all the financial statements and selected financial data for FutureFuel Chemical Company that have been provided to us by Eastman Chemical Company.  We requested information from Eastman Chemical Company for 2002 and 2003 and, in fact, we believe that Eastman Chemical Company is obligated to honor this request under the terms of the acquisition agreement through which we acquired FutureFuel Chemical Company.  Eastman Chemical Company, however, has refused to provide us information for 2002 because there are too many carve-out and allocation issues to address, many of which stem from the sale of certain product lines in 2002.  Information for 2003 has been promised but, to date, it has not been forthcoming.  We believe we could bring suit against Eastman Chemical Company to provide this information.  However, in light of the changes to FutureFuel Chemical Company’s operating results since its acquisition by us, and other changes to its business as reflected in the Form 10, we believe that the burden and expense of obtaining 2003 and 2002 financial information would outweigh the usefulness to investors of that information.  Further, we also believe that such a lawsuit would be unduly burdensome and expensive to us and do not believe we would be able to obtain the information through such a suit in a timely manner.

Prior to the initiation of its biofuels program in 2005, the Batesville plant did not report financial results by business “segments” as defined by generally accepted accounting principles.  After the initiation of such program and upon divestiture, it defined two segments: chemicals and biofuels.

In March 2007, FutureFuel Chemical Company entered into a $50 million credit facility with Regions Bank as described below.  As of December 31, 2007, FutureFuel Chemical Company had no borrowings under such credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with ours and FutureFuel Chemical Company’s financial statements, including the notes thereto, set forth herein.  For the year ended December 31, 2006, the financial information presented combines our consolidated results for the entire twelve months ended December 31, 2006 and FutureFuel Chemical Company’s results for the ten months ended October 31, 2006.  This information is for illustrative purposes only and to provide additional information to investors by showing FutureFuel Chemical Company’s contribution to the results of the combined company.  As a result of this presentation, however, the amounts referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables set forth below) will not agree to our financial statements for the year ended December 31, 2006.  The consolidated company, moreover, would likely have performed differently had the Company and FutureFuel Chemical Company always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.  See “Forward Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Results of Operations

In General

We were not incorporated until August 12, 2005, we did not complete our offering until July 12, 2006 and we did not complete the acquisition of FutureFuel Chemical Company until October 31, 2006.  Other than the offering and the acquisition, we did not carry on any material business activities prior to November 1, 2006.

FutureFuel Chemical Company’s historical revenues have been generated through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; and (iii) two other product lines (CPOs and DIPBs) produced under conversion contracts for another customer.  The major product line in the performance chemicals group is SSIPA/LiSIPA, polymer modifiers that aid the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel as a product.  All 2005 biodiesel revenues were classified as miscellaneous sales and recorded as a credit to cost of goods sold.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in June 2008, and no assurances can be given that the contract will be extended past that date or, if extended, under what terms.  FutureFuel Chemical Company pays for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by FutureFuel Chemical Company for the bleach activator is indexed to changes in labor, energy, inflation and the key external raw materials, enabling FutureFuel Chemical Company to pass along most inflationary increases in production costs to the customer.

FutureFuel Chemical Company has been the exclusive manufacturer for a customer of a proprietary herbicide and certain intermediates.  These products are beginning to face some generic competition, and no assurances can be given that FutureFuel Chemical Company will remain the exclusive manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that

FutureFuel Chemical Company is responsible for purchasing and/or providing, and we do not anticipate this to change going forward.

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers.  Contract sales with two customers are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes, and we do not anticipate this to change going forward.

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives and various specialty pharmaceutical intermediates that FutureFuel Chemical Company has in full commercial production or in development.  These products are currently sold in small quantities to a large customer base.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  In general, these products have no pricing mechanism or specific protection against raw material or conversion cost changes, and we do not anticipate this to change going forward.

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  In addition to selling for its own account, FutureFuel Chemical Company produced, for a fee, biodiesel for a third party under a tolling agreement.  Under that tolling agreement, for every gallon of feedstock provided by that party to FutureFuel Chemical Company, FutureFuel Chemical Company was obligated to deliver one gallon of biodiesel, up to a maximum amount of 6 million gallons.  The tolling agreement terminated on September 30, 2007 and was not renewed.  FutureFuel Chemical Company delivered approximately 2.1 million gallons of biodiesel pursuant to that tolling agreement.

The majority of our and FutureFuel Chemical Company’s expenses are cost of goods sold.  Cost of goods sold reflect raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of FutureFuel Chemical Company’s plant.  Significant conversion costs include labor, benefits, energy, supplies and maintenance and repair.  In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity and, for the periods prior to 2006, asset impairment and restructuring charges and severance costs.  Finally, cost of goods sold includes hedging gains and losses recognized by us.  Cost of goods sold are allocated to the chemical and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative and research and development expenses.  These expense categories include expenses that were directly incurred by us and FutureFuel Chemical Company and, for the periods prior to October 31, 2006, corporate expense allocations from Eastman Chemical Company.  Allocations from Eastman Chemical Company of costs of goods sold, distribution and selling and general administrative expenses were made primarily based on a percentage of revenues and allocations of research and development expenses were made based upon actual time incurred; we believe both represent reasonable allocation methodologies.  These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if FutureFuel Chemical Company had been operating as a separate entity.  Beginning November 1, 2006, all operating expenses were directly incurred by us and FutureFuel Chemical Company.  Please see footnote 1 of FutureFuel Chemical Company’s financial statements set forth below for a more detailed discussion of corporate expense allocations.

The financial statements provided herein disclose related party transactions and the impact of those transactions on historical revenues and expenses.  The discussions of results of operations that follow are based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.  See footnote 16 to our consolidated annual financial statements and footnote 1 and footnote 11 to FutureFuel Chemical Company’s annual financial statements contained elsewhere herein for more details.

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

Revenues:

Revenues for the year ended December 31, 2007 were $169,788,000 as compared to revenues for the year ended December 31, 2006 of $150,770,000, an increase of 13%.  (Revenues from FutureFuel Chemical Company for the ten-month period ended October 31, 2006 were $127,727,000.)  Revenues from biodiesel increased 88% and accounted for 15% of total revenues in 2007 as compared to 9% in 2006.  Revenues from the bleach activator decreased 3% and accounted for 49% of total revenues in 2007 as compared to 56% in 2006.  Revenues from the proprietary herbicide and intermediates increased 6% and accounted for 15% of total revenues in 2007 as compared to 16% in 2006.  Revenues from CPOs increased 37% in 2007 and accounted for 4% of total revenues in 2007 compared to 3% in 2006.  Revenues from DIPBs increased 12% and accounted for 5% of total revenues in both 2007 and 2006.  Revenues from SSIPA/LiSIPA increased 31% and accounted for 5% of total revenues in 2007 as compared to 4% in 2006.  Revenues from other products increased 29% and accounted for 7% of total revenues in both 2007 and 2006.  All of the revenues from these operating activities were generated at FutureFuel Chemical Company.

During 2007, revenues for the bleach activator decreased due to lower volumes which were partially offset by higher prices stipulated by the pricing curve embedded in the supply agreement with this customer.  Demand for the bleach activator was very strong during the fourth quarter and has remained strong into 2008.  Revenue from the proprietary herbicide and intermediates increased as very strong volumes offset a net price reduction as more fully described below.  At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 63% of revenues in 2007 as compared to 72% in 2006.  The future volume of and revenues from the bleach activator depends on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our bleach activator customer.  We are unable to predict with certainty the revenues we will receive from the bleach activator in the future.  The prices for the proprietary herbicide and intermediates were reduced by 10% from 2006 to 2007 due to continued competitive pressures as described above.  This price decrease was partially offset by a June 1, 2007 price increase of approximately 4% to cover certain raw material cost increases that we had incurred beginning in the first quarter of 2007.  We believe our customer has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.  Forecasted product demand in 2008 is estimated to be stronger than 2007, though we remain in discussions with our customer on both projected demand and supply volumes to which we are able to commit.

Revenues from CPOs and DIPBs together increased 22% during 2007.  This increase is largely the result of new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity and a stronger focus on the biofuels segment.  Biodiesel capacity was 2 million gallons per year at the beginning of 2006 and increased to 24 million gallons per year by the end of 2006.  Capacity was 24 million gallons per year for all of 2007.  Capacity in 2007 was reduced from February through May due to a fire that destroyed the two centrifuges that were part of the continuous biodiesel production line.  Without these centrifuges, the continuous line can only operate at very low rates.  We increased batch production to the greatest extent possible to offset lost continuous production but still were unable to sell as much product during the shutdown period or accumulate as much inventory as we had planned leading into the summer.  We filed business interruption and property claims to recover losses incurred as a result of the fire and in March 2008 these claims were approved by our underwriters.  The financial impact of these claims is discussed in Cost of Goods Sold and Distribution below.

Cost of Goods Sold and Distribution:

Total cost of goods sold and distribution for 2007 was $152,555,000 as compared to total cost of goods sold and distribution for 2006 of $139,674,000, an increase of 9%.  (Cost of goods sold and distribution of FutureFuel Chemical Company for the ten-month period ended October 31, 2006 was $119,576,000.)

Cost of goods sold and distribution for 2007 for FutureFuel Chemical Company’s chemicals segment was $117,367,000 as compared to cost of goods sold and distribution for 2006 of $115,252,000, an increase of 2%.  (Cost of goods sold and distribution for FutureFuel Chemical Company’s chemical segment for the ten-month period ended October 31, 2006 was $100,024,000.)  Cost of goods sold and distribution for all chemical products excluding the bleach activator, measured as a percent of total chemical revenues, decreased from 41% in 2006 to 35% during 2007.  Cost of goods sold and distribution for the bleach activator increased from 43% of total chemical revenues in 2006 to 46% in 2007; this increase was largely the result of increased raw material prices resulting from new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  Gross margins improved substantially for all chemical products excluding the bleach activator.  This improvement is attributable to growth of FutureFuel Chemical Company’s biodiesel segment.  As more fully described below, biodiesel is made using the same assets utilized to manufacture the majority of our product lines (other than the bleach activator), and as biodiesel production increases the biofuels segment absorbs more cost away from other chemical products that utilize those assets.

Cost of goods sold and distribution for 2007 for FutureFuel Chemical Company’s biofuels segment was $35,188,000 as compared to cost of goods sold and distribution for 2006 of $24,422,000, an increase of 44%.  (The cost of goods sold and distribution of FutureFuel Chemical Company’s biofuels segment for the ten-month period ended October 31, 2006 was $19,552,000.)  The largest component of this increase was hedging losses of $6,910,000 in 2007; gains from hedging in 2006 were insignificant.  Hedging losses are attributable to steadily increasing energy prices during 2007, heating oil in particular, which is the commodity that we believe is most appropriate for use in hedging FutureFuel Chemical Company’s biodiesel inventory.  Our practice is to run a relatively balanced position, meaning we generally sell heating oil futures or options to lock our selling prices whenever we lock our feedstock cost.  Had we not fixed our feedstock cost, we would not have fixed our selling cost; in this case we would not have incurred hedging losses but we would have experienced markedly higher feedstock costs.

Gross loss for the biofuels segment was $(9,874,000) in 2007, up from $(11,082,000) in 2006.  (The gross loss of FutureFuel Chemical Company’s biofuels segment for the ten-month period ended October 31, 2006 was $(7,973,000).)  Of the gross loss for 2007, greater than 75% is attributable to the first quarter.  This is due to lower chemical revenues across the plant in the first quarter which effectively forced the biofuels to carry a larger than normal amount of fixed cost, as well as the higher cost of batch production after the fire discussed above forced us to produce biodiesel almost exclusively in the batch plant.  We have been informed of approval by our underwriters of our $657,000 business interruption claim (net of deductible) which helped to offset some of these losses.

For the year as a whole, the increase in cost of goods sold and distribution for the biofuels segment was only half the increase in biofuels revenues.  We were successful in reducing costs during the second half of the year through a focus on continuous manufacturing and also through the use of new tankage and other infrastructure.  The biofuels segment began production in the batch plant and has continued to utilize the batch process to test new processing techniques, experiment with various alternative feedstocks and meet peak demand.  The biodiesel segment also utilizes a continuous processing line that is more efficient and produces higher volumes per reactor than the batch process, and hence absorbs fewer overhead costs per gallon of biodiesel produced.  FutureFuel Chemical Company has transitioned from primarily batch processing to primarily continuous processing, a strategy which is expected to continue to significantly reduce fixed cost allocation and as a result reduce total cost of goods sold and distribution per gallon of biodiesel produced.

In addition to the above considerations, we were successful in reducing costs per gallon of biodiesel produced through selective sales of biodiesel feedstocks to third parties.  As a result of fixed price purchase commitments into which we entered during 2007 and rapidly increasing commodity prices late in 2007, we determined that, in certain cases, the value of our feedstocks was greater individually than the value of biodiesel finished product we could produce utilizing these feedstocks. We expect to continue this practice to the extent practicable as long as similar market conditions persist. We also expect to improve biodiesel margins going forward as we begin to receive credits from the Arkansas producer credit discussed previously (the first $2 million from this credit was received in March 2008).

Operating Expenses:

Operating expenses decreased from $11,581,000 for 2006 to $7,578,000 for 2007, or approximately 35%.  (Operating expenses of FutureFuel Chemical Company for the ten-month period ended October 31, 2006 was $9,399,000.)  This decrease was primarily the result of lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.  Prior to November 1, 2006, corporate overhead allocations from Eastman Chemical Company comprised the largest component of FutureFuel Chemical Company’s selling, general and administrative and research and development expenses.  These corporate overhead allocations are detailed in note 1 of FutureFuel Chemical Company’s financial statements included elsewhere herein.  Following the acquisition of FutureFuel Chemical Company by us, FutureFuel Chemical Company developed standalone sales, marketing, legal, corporate finance and general administrative functions, and as a whole, the related expenses have been significantly less than the allocation from Eastman Chemical Company for corporate support in these functional areas.

Our consolidated financial statements present the four principal components of selling, general and administrative expenses: (i) compensation expense, which includes salaries, wages and benefits paid to sales and administrative personnel, as well as fees paid to directors; (ii) formation expense and cancelled offerings costs; (iii) other expense, which includes travel and entertainment, selling, advertising, third party services, charitable contributions, memberships, dues and subscriptions and overhead allocations; and (iv) related party expenses, which consist primarily of reimbursement of travel and administrative services incurred on our behalf, as well as fees for a commodity trading advisor agreement with an affiliate.

For FutureFuel Chemical Company in periods prior to November 1, 2006, the material component of selling, general and administrative expenses is corporate overhead allocations.  Due to the changes in the structure, organization and the related expense of the sales and administrative departments of FutureFuel Chemical Company pre- and post-acquisition, we do not believe a comparison of the material components of selling, general and administrative expenses pre- and post-acquisition is meaningful.  As such, we have not included a discussion and analysis of the material components of selling, general and administrative expenses but intend to do so prospectively, beginning with our discussion and analysis of results in our Form 10-Q filing for the first quarter of 2008.

           Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

Revenues:

Revenues for the year ended December 31, 2006 were $150,770,000 as compared to revenues for the year ended December 31, 2005 of $119,539,000, an increase of 26%.  (Revenues from FutureFuel Chemical Company for the ten-month period ended October 31, 2006 were $127,727,000.)  This increase was primarily a result of selling biodiesel for the full year and increased sales of the bleach activator.  Revenues from biodiesel accounted for 9% of total revenues in 2006.  Revenues from the bleach activator increased 26% and accounted for 56% of total revenues in 2006, the same percent of revenues as in 2005.  Revenues from the proprietary herbicide and intermediates decreased 5% and accounted for 16% of total revenues in 2006 as compared to 21% in 2005.  Revenues from CPOs increased 5% in 2006 and accounted for 3% of total revenues in 2006 compared to 4% in 2005.  Revenues from DIPBs decreased 3% and accounted for 5% of total revenues in 2006 as compared to 6% in 2005.  Revenues from SSIPA/LiSIPA decreased 9% and accounted for 4% of total revenues in 2006 as compared to 6% in 2005.  Revenues from other products increased 26% and accounted for 7% of total revenues in 2006 and 2005.

During 2006, revenues for the bleach activator increased due to stronger demand from the customer as a result of changing consumer demand for their product.  Revenue from the proprietary herbicide and intermediates declined due to price concessions to the customer in order to maintain market share in the face of generic product competition.  See above for a discussion of current and expected pricing and demand considerations for these product lines. Revenue from biodiesel increased in 2006 due to: (i) production during the entire 12 months as opposed to two months of production in 2005 which resulted in no revenues of consequence; and (ii) an increase in production capacity from 3 million gallons per year at the end of 2005 to 24 million gallons per year at the end of 2006.

Cost of Goods Sold and Distribution:

Total cost of goods sold and distribution for the year ended December 31, 2006 was $139,675,000 as compared to total cost of goods sold and distribution for the year ended December 31, 2005 of $105,263,000, an increase of 33%.  (The total cost of goods sold and distribution of FutureFuel Chemical Company for the ten-month period ended October 31, 2006 was $119,576,000.)

Cost of goods sold and distribution for the year ended December 31, 2006 for FutureFuel Chemical Company’s chemicals segment was $115,253,000 as compared to cost of goods sold and distribution for the year ended December 31, 2005 of $102,702,000, an increase of approximately 12%.  (The cost of goods sold and distribution of FutureFuel Chemical Company’s chemicals segment for the ten-month period ended October 31, 2006 was $100,024,000.)  The increase was entirely a result of increased sales; cost of goods sold and distribution for the chemicals segment as a percent of total chemical revenues decreased slightly from 86% in 2005 to 84% in 2006.  The decrease was primarily a result of the addition of the biofuels segment in 2006.  As previously discussed, FutureFuel Chemical Company allocates the vast majority of its costs to products as raw materials are processed into finished goods; with the addition of the biofuels segment in 2006, there was a larger revenue base across which to allocate costs.  The greatest reduction in cost of goods sold and distribution as a percent of total revenues came from the proprietary herbicide and intermediates product line, where cost of goods sold and distribution decreased from 28% of chemical revenues in 2005 to 20% of chemical revenues in 2006.  This large decrease is explained by the fact that FutureFuel Chemical Company utilizes the same assets used to produce the proprietary herbicide and intermediates product line to produce biodiesel, and hence the biodiesel segment absorbed more fixed costs from this product line than any other.

Cost of goods sold and distribution for the year ended December 31, 2006 for FutureFuel Chemical Company’s biofuels segment was $24,422,000.  (The cost of goods sold and distribution of FutureFuel Chemical Company’s biofuels segment for the ten-month period ended October 31, 2006 was $19,552,000.)  Cost of goods sold and distribution for the biofuels segment exceeded biofuels revenues in 2006.  FutureFuel Chemical Company began production of biodiesel in small individual batches utilizing several of the reactors in its batch plant.  Costs incurred in the batch plant are allocated to products based on reactor time, and hence the biodiesel segment incurred costs based on the number of reactors it utilized and the duration of time it utilized those reactors.  For much of 2006 the biodiesel product remained in a development phase and the biofuels segment did not always utilize the full capacity of the reactors under its control.  This low utilization, combined with lower efficiency during the development phase, prevented the biofuels segment from generating sufficient revenues to cover the costs that were allocated during the year.  During the second half of 2006, the biofuels segment initiated production from a continuous reaction line.  Production from the continuous line is more efficient and produces higher volumes per reactor than the batch process, and hence absorbs fewer overhead costs per gallon of biodiesel produced.  The biofuels segment has continued to utilize the batch process to test new processing techniques, experiment with various alternative feedstocks and meet peak demand.  Ultimately, however, the biofuels segment will transition to continuous production only, which is expected to result in a material decrease in cost of goods sold and distribution.

Total cost of goods sold and distribution for 2005 included $99,000 of corporate expense allocations from Eastman Chemical Company and $2,462,000 of severance charges, none of which were allocated to segments.  There were no corporate expense allocations or restructuring and impairment charges in 2006.

Operating Expenses:

Operating expenses decreased from $13,637,000 for the year ended December 31, 2005 to $11,581,000 for the year ended December 31, 2006, or approximately 15%.  (Operating expenses of FutureFuel Chemical Company for the ten-month period ended October 31, 2006 was $9,399,000.)  This decrease was primarily the result of lower corporate expense allocations from Eastman Chemical Company, as well at the lower overall operating expenses incurred by FutureFuel Chemical Company on a standalone basis.  Prior to November 1, 2006, corporate overhead allocations from Eastman Chemical Company comprised the largest component of FutureFuel Chemical Company’s selling, general and administrative and research and development expenses.  These corporate overhead allocations are detailed in note 1 of FutureFuel Chemical Company’s financial statements included elsewhere herein.  Following our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company developed standalone sales, marketing, legal, corporate finance and general administrative functions, and as a whole, the related expenses have been significantly less than the allocation from Eastman Chemical Company for corporate support in these functional areas.

Our consolidated financial statements present the four principal components of selling, general and administrative expenses: (i) compensation expense, which includes salaries, wages and benefits paid to sales and administrative personnel, as well as fees paid to directors; (ii) formation expense and cancelled offerings costs; (iii) other expense, which includes travel and entertainment, selling, advertising, third party services, charitable contributions, memberships, dues and subscriptions and overhead allocations; and (iv) related party expenses, which consist primarily of reimbursement of travel and administrative services incurred on our behalf, as well as fees for a commodity trading advisor agreement with an affiliate.

For FutureFuel Chemical Company in periods prior to November 1, 2006, the material component of selling, general and administrative expenses is corporate overhead allocations.  Due to the changes in the structure, organization and the related expense of the sales and administrative departments of FutureFuel Chemical Company pre- and post-acquisition, we do not believe a comparison of the material components of selling, general and administrative expenses pre- and post-acquisition is meaningful.  As such, we have not included a discussion and analysis of the material components of selling, general and administrative expenses but intend to do so prospectively, beginning with our discussion and analysis of results in our Form 10-Q filing for the first quarter of 2008.

Critical Accounting Estimates

Purchase price allocation: Following our acquisition of Eastman SE, Inc., we allocated the cost of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  We do not anticipate these estimates changing in the future.

Allowance for doubtful accounts: We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At December 31, 2006 and 2007, we recorded an allowance for doubtful accounts of $42,000, the majority of which pertained to one customer.  FutureFuel Chemical Company historically has not experienced significant problems in collecting its receivables and we do not expect this to change going forward.

Depreciation:  Depreciation is provided for using the straight-line method over the associated assets’ estimated useful lives.  We primarily base our estimate of an asset’s useful life on our experience with other similar assets.  The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used or changes in the business climate.  When the actual useful life differs from the estimated useful life, impairment charges may result.  We monitor the estimate useful lives of our assets and do not currently anticipate impairment charges.

Asset retirement obligations:  We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2007 and December 31, 2006, we recorded a reserve for closure/post-closure liabilities of $566,000 and $545,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue recognition:  For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for 2007 related to two specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Both customers’ credit and payment terms are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $33,494,000, $31,550,000 and $31,197,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Internal control deficiency

During the preparation of our 2006 financial statements, material weaknesses in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board, were identified.  A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.  The material weaknesses in internal controls related to: (i) the lack of maintaining effective controls in the monitoring of the accrual of certain liabilities; and (ii) the application, monitoring and review of certain complex accounting standards and assumptions applied within the financial reporting process.  A description of the control deficiencies that existed as of December 31, 2006, as well as their effect on the presentation of our consolidated financial statements, is discussed below.

Monitoring of the Accrual of Liabilities

During the preparation of the 2006 financial statements, it was determined that the procedures for the recording of certain liabilities were not sufficient to properly reflect the balance of financial statement liabilities and the monitoring of such procedures did not appropriately identify such under-accruals in a timely manner.  Specifically, the following areas were identified as not being appropriately accounted for or identified by our control processes - the recognition of accruals for certain capital projects, the accrual of raw materials in transit for which FutureFuel Chemical Company had obtained right of ownership, and the recording of certain maintenance and other plant expenses.  The deficiencies were identified and addressed by management during the preparation of the December 31, 2006 financial statements and resulted in material corrections related to the accrual of liabilities.

Management has designed and implemented new procedures that have become an integral component of our end-of-period close process.  These procedures are comprised of implementing higher levels of review between operating and financial personnel and integrating the generation and review of certain reports from our ERP system into our closing process to ensure the timely identification of such matters for accrual and proper recording in the financial statements.

Application, Monitoring and Review of Certain Complex Accounting Standards and Assumptions

During the preparation of our restated December 31, 2006 financial statements, it was determined that there were control deficiencies in the application, monitoring and review of certain complex accounting standards and assumptions applied within the financial reporting process.  Specifically, deficiencies were identified related to: (i) the application of appropriate assumptions related to purchase accounting; (ii) the monitoring of the appropriate levels of inventory reserves; and (iii) the monitoring of the recording of appropriate reserves for income taxes.  As a result of these deficiencies, financial statement adjustments were made to: (i) properly present the financial statements to give effect to all of the appropriate considerations of purchase accounting to the acquisition of Eastman SE, Inc.; (ii) to give effect to the recording of inventory at the lower of cost or market; and (iii) to give proper determination of the estimates related to contingent liabilities associated with income taxes.  The first and second deficiencies were directly related to our restatement of our financial statements to apply purchase accounting to the acquisition of Eastman SE, Inc.  The remediation of each of these deficiencies included ensuring the appropriate level of oversight and review by individuals with the sufficient knowledge who are independent of the process of preparing the initial accounting entries.

Liquidity and Capital Resources

Our and FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2007, 2006 and 2005 are set forth in the following chart.  The 2007 amounts are our consolidated results, the 2006 amounts are our consolidated results plus FutureFuel Chemical Company’s results for the ten-month period ended October 31, 2006, and the 2005 amounts are FutureFuel Chemical Company’s results.  The combined results for 2006 are being presented for comparative purposes only.

(Dollars in thousands)

	2007	2006	2005
Net cash provided by (used in) operating activities	$21,554	$(3,960)	$7,556
Net cash provided by (used in) investing activities	$(29,978)	$(91,168)	$(6,594)
Net cash provided by (used in) financing activities	$(50)	$158,229	$(962)

FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the ten-month period ended October 31, 2006 was:

(Dollars in thousands)

Ten Months Ended October 31, 2006
Net cash provided by operating activities	$8,534
Net cash used in investing activities	$(8,549)
Net cash provided by financing activities	$15

Operating activities:

Cash provided by (used in) operating activities increased from $(3,960,000) in 2006 to $21,554,000 in 2007, an increase of $25,514,000.  (FutureFuel Chemical Company’s net cash provided by operating activities for the ten-month period ended October 31, 2006 was $8,534,000.)  The increase primarily results from changes in accounts receivable from year to year.  During 2006, FutureFuel Chemical Company used $(13,022,000) of cash to build accounts receivable up to normal levels following the purchase of the plant from Eastman Chemical Company.  Additionally, accounts receivable levels at the end of 2006 were abnormally high due to delayed collections of balances which Eastman Chemical Company had collected on FutureFuel Chemical Company’s behalf.  These balances were collected early in 2007 and accounts receivable were at a more normalized historical level as of the end of 2007.  (Accounts receivable at FutureFuel Chemical Company provided $7,412,000 in cash for the ten-month period ended October 31, 2006.)  Other significant year to year changes include a decrease in cash provided by (used in) changes in accounts payable, including related party balances, from $5,107,000 in 2006 to $(314,000) in 2007, and an increase in cash provided by (used in) changes in accrued expenses and other current liabilities, from $(3,900,000) in 2006 to $1,613,000 in 2007.  (For FutureFuel Chemical Company for the ten-month period ended October 31, 2006, the decrease in cash provided by (used in) changes in accounts payable was $2,271,000, and the increase in cash provided by (used in) changes in accrued expenses and other current liabilities was $(5,657,000).)

Cash provided by (used in) operating activities decreased from $7,556,000 in 2005 to $(3,960,000) in 2006, a decrease of $11,516,000.  This decrease primarily results from an increase in FutureFuel Chemical Company’s accounts receivable balance of $12,489,000.  This increase in accounts receivable resulted from a combination of three factors.  First, Eastman Chemical Company collected a significant amount of payments on behalf of FutureFuel Chemical Company but had not yet transferred the funds to FutureFuel Chemical Company as of December 31, 2006.  (See note 16 to our consolidated financial statements.)  Second, accounts receivable related to CPOs and DIPBs increased as a result of the new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  Lastly, FutureFuel Chemical Company recorded a receivable of $2,891,000 from Eastman Chemical Company at December 31, 2006 related to certain agreed-to purchase price adjustments stemming from the acquisition of FutureFuel Chemical Company.  FutureFuel Chemical Company also experienced a $5,790,000 increase in its inventory balance in 2006 as compared to 2005.  This increase was largely offset by a $5,164,000 increase in accounts payable.

Investing Activities:

Cash provided by (used in) investing activities increased from $(91,168,000) in 2006 to $(29,978,000) in 2007.  (FutureFuel Chemical Company’s net cash provided by (used in) investing activities for the ten-month period ended October 31, 2006 was $(8,549,000), all of which was attributable to capital expenditures.)  The majority of this increase was attributable to $(72,634,000) of cash used in the acquisition of Eastman SE, Inc. during 2006; there was no cash provided by (used in) this investing activity in 2007.  The increase was also attributable to in increase in cash provided by (used in) the collateralization of derivative instruments from $(3,578,000) in 2006 to $2,789,000 in 2007.  These increases were offset by $14,803,000 of cash used to purchase marketable securities during 2007 (no activity during 2006) and capital expenditures which were $5,892,000 higher in 2007 than 2006.

Cash provided by (used in) investing activities decreased $84,574,000, from $(6,594,000) in 2005 to $(91,168,000) in 2006.  $72,645,000 of this decrease was attributable to cash paid for the acquisition of Eastman SE, Inc.  The majority of the remaining balance was primarily driven by FutureFuel Chemical Company’s expansion of its biodiesel related infrastructure in November and December of 2006.  The years 2005 and 2004 had no such activity.  The infrastructure expansion projects include: (i) the addition of methanol recovery and biodiesel feedstock pretreatment capabilities to the plant; (ii) the construction of additional storage at the plant to support increased movements of feedstocks, methanol, glycerin and biodiesel to expand FutureFuel Chemical Company’s biodiesel blending capabilities; (iii) the expansion of on-site rail siding and railcar loading and unloading facilities to accommodate the increased number of rail cars expected at the plant; and (iv) acquiring a fleet of tanker trucks to transport the biofuels and feedstocks between the plant and offsite storage facilities.  These projects are substantially completed or are scheduled to be completed in 2008 as set forth above.  Additionally, FutureFuel Chemical Company was required to fund a trust fund reserved for purposes of meeting certain Arkansas Department of Environmental Quality requirements that become applicable in the event of a closure of the plant.  The amount of cash reserved for this purpose is based on a formula derived by the state of Arkansas and totaled $3,127,000 at December 31, 2006.  No cash was restricted in periods prior to December 31, 2006.  Lastly, we implemented a hedging program utilizing various derivative instruments such as regulated futures and regulated options as economic hedges to reduce the effects of fluctuations in the prices of biodiesel.  We are required to maintain a margin account with a broker to collateralize these derivative instruments.  $3,578,000 of cash was used in 2006 to collateralize our derivative instruments.

Financing Activities:

Cash provided by (used in) financing activities decreased from $158,229,000 in 2006 to $(50,000) in 2007.  (For the ten-month period ended October 31, 2006, cash provided by (used in) FutureFuel Chemical Company’s financing activities was $15,000.)  This decrease primarily resulted from our equity offering in July 2006 less various related offering costs.  The only financing activity during 2007 consisted of a bank financing fee of $(50,000).

Cash provided by (used in) financing activities increased from $(962,000) in 2005 to $158,229,000 in 2006, an increase of $159,191,000.  This increase resulted primarily from our equity offering in July 2006 less various related offering costs.

Capital Expenditure Commitments

As previously disclosed in Item 1. Business - General Development of the Business above, FutureFuel Chemical Company is pursuing seven core infrastructure projects that are expected to bring efficiency, operational flexibility and cost savings to existing biodiesel and chemical business lines.  These infrastructure projects are: (i) adding methanol recovery and biodiesel feedstock pretreatment capabilities; (ii) constructing additional storage; (iii) expanding on-site rail siding and railcar loading and unloading capabilities; (iv) obtaining storage/thruput in strategic markets; (v) acquiring a fleet of tanker trucks; (vi) procuring railcars; and (vii) expanding biodiesel production capacity.  Projects (iv) and (vi) do not require any capital expenditures but instead affect cash flow through ongoing lease commitments.  These lease commitments are included in footnote 18 of our annual consolidated financial statements presented herein.  The remaining projects require significant capital expenditures that, to the extent not already complete, are scheduled to be completed by the end of the second quarter of 2008, with the exception of the methanol recovery project, which is scheduled to be completed by the end of 2008.  We estimate the total capital cost of these infrastructure projects from November 1, 2006 through the date of completion will be approximately $14 million.

For the infrastructure projects discussed immediately above as well as any additional capital projects being pursued, FutureFuel Chemical Company typically does not enter into financial or other commitments that would preclude its ability to expand or decrease the scope of a given project or cancel it altogether.  The following are our material commitments for capital expenditures as of December 31, 2007.

(Dollars in thousands)

General Purpose of the Commitment	December 31, 2007
Construction of storage at the Batesville facility	$92
Improvements to materials handling capabilities at the Batesville facility	589
Implementation of an enterprise resource planning system	-
Biodiesel capacity expansion	154
Health, safety and environment, maintenance and selected specialty chemical expansion projects	1,906
Total	$2,741

FutureFuel Chemical Company has historically financed capital requirements for its business with cash flows from operations and has not had the need to incur bank indebtedness to finance any of its chemical operations during the historical periods discussed herein.  As noted above, FutureFuel Chemical Company’s net cash provided by (used in) investing activities for the ten-month period ended October 31, 2006 was $(8,549,000), all of which was attributable to capital expenditures.

FutureFuel Chemical Company entered into a $50 million credit agreement with Regions Bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and general corporate purposes of FutureFuel Chemical Company.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
≥ 2 < 3	-0.70%	1.55%
≥ 1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

There is an unused commitment fee of 0.25% per annum.  Beginning December 31, 2007, and on the last day of each fiscal quarter thereafter, the ratio of EBITDA to fixed charges may not be less than 1.5:1.  Beginning June 30, 2007, the ratio of total funded debt to EBITDA may not exceed 3.50:1, reduced to 3.25:1 at March 31, 2008, June 30, 2008 and September 30, 2008, and then 3:1 thereafter.  We have guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

The remaining proceeds of our July 2006 offering after consummation of our acquisition of FutureFuel Chemical Company and repurchase of shares from shareholders who exercised their repurchase rights described herein were approximately $85 million.  We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility with Regions Bank.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts aggregated $3,263,000 at December 31, 2007 and were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws will be completed.  Such financial assurance trusts are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The amounts held in trust are included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  Such futures contracts and options on contracts of energy commodities are detailed in note 5 to our annual consolidated financial statements included elsewhere herein.  This activity was captured on our balance sheet at December 31, 2007 and at December 31, 2006.  Second, we hedge our biodiesel feedstocks through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2007 or 2006 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstocks generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2007 the payments due by period for the following contractual obligations of us and FutureFuel Chemical Company.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	3,665	724	901	724	1,316
Purchase obligations(a)	3,191	3,041	150	-	-
Other long-term liabilities	-	-	-	-	-
Total	$6,856	$3,765	$1,051	$724	$1,316
__________

(a)
Purchase obligations within less than one year include: (i) $2,741 for capital expenditure commitments related to the construction of additional storage capacity, material handling infrastructure, biodiesel capacity expansion and health, safety and environment, maintenance and chemical expansion projects; and (ii) $300 for information technology maintenance and software license commitments.  Purchase obligations beyond one year include $150 for information technology maintenance and software license commitments.

Our total liability for uncertain tax positions under Financial Accounting Standards Board No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109 (FIN 48) was $559,000 as of December 31, 2007. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year. See Note 12 to our consolidated financial statements included elsewhere herein.

As of December 31, 2007, FutureFuel Chemical Company had no borrowings under the $50 million credit agreement with Regions Bank described above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2006 and 2007, the fair values of our derivative instruments were a net liability in the amount of $447,000 and $247,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of soybean oil, acetic anhydride, electricity, animal fat and coal.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2007.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 2% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Soybean oil	56,060	LB	10.0%	$1,618	9.4%
Acetic anhydride	14,736	LB	10.0%	$1,067	6.2%
Electricity	10	MWH	10.0%	$504	2.9%
Animal fat	23,294	LB	10.0%	$468	2.7%
Coal	49	Ton	10.0%	$386	2.2%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2007.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of December 31, 2007, we had no borrowings and, as such, were not exposed to interest rate risk.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

The following sets forth our consolidated balance sheets as at December 31, 2007 and 2006 and our consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the years ended December 31, 2007, 2006 and 2005, together with RubinBrown LLP’s and KPMG LLP’s respective reports thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiary as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ RubinBrown LLP

St. Louis, Missouri
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and subsidiary (the Company) as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the years ended December 31, 2006 and 2005; in conformity with U.S. generally accepted accounting principles.

As described in Note 21 to the consolidated financial statements, the Company restated the accompanying consolidated financial statements as of December 31, 2006 and for each of the years ended December 31, 2006 and 2005.

/s/ KPMG LLP

St. Louis, Missouri
April 23, 2007, except as to Note 21,
which is dated as of December 27, 2007

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Assets
Cash and cash equivalents	$54,655	$63,129
Accounts receivable, net of allowances of $42 and $42, respectively	17,514	23,903
Inventory	24,192	22,582
Prepaid expenses	1,200	1,248
Marketable debt securities	15,086	-
Other current assets	541	3,131
Total current assets	113,188	113,993
Property, plant and equipment, net	95,036	82,626
Restricted cash and cash equivalents	3,263	3,127
Intangible assets	435	548
Other assets	4,191	2,765
Total noncurrent assets	102,925	89,066
Total Assets	$216,113	$203,059

Liabilities and Stockholders’ Equity
Accounts payable	$12,622	$12,945
Accounts payable - related parties	121	112
Income taxes payable	1,231	1,916
Short term contingent consideration	197	191
Current deferred income tax liability	4,597	4,242
Accrued expenses and other current liabilities	3,370	1,717
Accrued expenses and other current liabilities - related parties	-	40
Total current liabilities	22,138	21,163
Long term contingent consideration	1,989	2,168
Deferred revenue	1,571	-
Other noncurrent liabilities	1,126	914
Noncurrent deferred income taxes	19,667	17,658
Total noncurrent liabilities	24,353	20,740
Total Liabilities	46,491	41,903
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,700,000 issued and outstanding	3	3
Accumulated other comprehensive income	58	-
Additional paid in capital	158,436	158,436
Retained earnings	11,125	2,717
Total stockholders’ equity	169,622	161,156
Total Liabilities and Stockholders’ Equity	$216,113	$203,059

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
for the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2007	2006	2005
Revenues	$169,732	$23,043	$-
Revenues – related parties	56	-	-
Cost of goods sold	149,181	19,966	-
Cost of goods sold – related parties	1,529	-	-
Distribution	1,845	133	-
Gross profit	17,233	2,944	-
Selling, general and administrative expenses
Compensation expense	2,502	328	-
Formation expense and canceled offering costs	117	427	1
Other expense	1,353	400	-
Related party expense	172	104	-
Research and development expenses	3,434	923	-
	7,578	2,182	1
Income (loss) from operations	9,655	762	(1)
Interest income	3,567	3,365	1
Interest expense	(24)	(37)	-
Gain on foreign currency	16	-	-
Other expense	(23)	-	-
	3,536	3,328	1
Income before income taxes	13,191	4,090	-
Provision for income taxes	4,783	1,373	-
Net income	$8,408	$2,717	$-

Earnings per common share
Basic	$0.31	$0.10	$-
Diluted	$0.26	$0.09	$-
Weighted average shares outstanding
Basic	26,700,000	26,700,000	5,625,000
Diluted	32,286,996	31,818,772	5,625,000

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005
Cash flows provided by (used in) operating activities
Net income	$8,408	$2,717	$-
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,712	630	-
Provision (benefit) for deferred income taxes	2,330	(956)	-
Change in fair value of derivative instruments	(199)	447	-
Accretion of the discount of marketable debt securities	(127)	-	-
Losses on disposals of fixed assets	64	-	-
Noncash interest expense	21	37	-
Changes in operating assets and liabilities:
Accounts receivable	6,389	(20,434)	-
Inventory	(977)	(1,256)	-
Prepaid expenses	48	(1,240)	-
Accrued interest on marketable debt securities	(64)	-	-
Other assets	(1,426)	653	-
Accounts payable	(323)	2,724	10
Accounts payable - related parties	9	112	-
Income taxes payable	(685)	1,916	-
Accrued expenses and other current liabilities	1,653	1,747	-
Accrued expenses and other current liabilities - related parties	(40)	40	-
Deferred revenue	1,571	-	-
Other noncurrent liabilities	191	369	-
Net cash provided by (used in) operating activities	21,554	(12,494)	10
Cash flows used in investing activities
Restricted cash	(136)	(3,127)	-
Collateralization of derivative instruments	2,789	(3,578)	-
Purchase of marketable securities	(14,803)	-	-
Proceeds from the sale of fixed assets	55	-	-
Acquisition of the stock of Eastman SE, Inc.	-	(72,634)	-
Contingent purchase price payment	(173)	(11)	-
Capital expenditures	(17,710)	(3,269)	-
Net cash used in investing activities	(29,978)	(82,619)	-

	2007	2006	2005
Cash flows provided by (used in) financing activities
Equity offering expenditures	-	-	(207)
Proceeds from long-term debt - related parties	-	500	200
Repayment of long-term debt - related parties	-	(700)	-
Proceeds from the issuance of stock	-	169,382	25
Stock redemption	-	(10,968)	-
Bank financing fee	(50)	-	-
Net cash provided by (used in) financing activities	(50)	158,214	18
Net change in cash and cash equivalents	(8,474)	63,101	28
Cash and cash equivalents at beginning of period	63,129	28	-
Cash and cash equivalents at end of period	$54,655	$63,129	$28
Cash paid for interest	$3	$-	$-
Cash paid for income taxes	$2,992	$-	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	Common Stock		Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - August 12, 2005 (Inception)	-	$-	$-	$-	$-	$-
Common shares issued	5,000,000	1	-	24	-	25
Net income	-	-	-	-	-	-
Balance - December 31, 2005	5,000,000	1	-	24	-	25
Common share dividend	1,250,000	-	-	-	-	-
Common share cancellation	(625,000)	-	-	-	-	-
Proceeds from the issuance of stock	22,500,000	2	-	169,380	-	169,382
Stock redemption	(1,425,000)	-	-	(10,968)		(10,968)
Net income	-	-	-	-	2,717	2,717
Balance - December 31, 2006	26,700,000	3	-	158,436	2,717	161,156
Other comprehensive income	-	-	58	-	-	58
Net income	-	-	-	-	8,408	8,408
Balance - December 31, 2007	26,700,000	$3	$58	$158,436	$11,125	$169,622

Consolidated Statements of Comprehensive Income
For the years ended December 31, 2007, 2006 and 2005

Comprehensive income	2007	2006	2005
Net income	$8,408	$2,717	$-
Other comprehensive income, net of tax ($34 in 2007)	58	-	-
Comprehensive income	$8,466	$2,717	$-

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering (see Note 12).

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

Certain prior year balances have been reclassified to conform to the current year presentation.

2)           Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiary, FutureFuel Chemical.  The results for the fiscal year ended December 31, 2006 include: (i) the operations of Viceroy from January 1, 2006 through October 31, 2006; and (ii) the operations of both FutureFuel and FutureFuel Chemical from November 1, 2006 through December 31, 2006.  All significant intercompany transactions have been eliminated.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.  FutureFuel places its temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Accounts receivable, allowance for doubtful accounts and credit risk

Accounts receivable are recorded at the invoiced amount and do not bear interest.  FutureFuel has established procedures to monitor credit risk and has not experienced significant credit losses in prior years.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of its customers and historical bad debt experience.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in June 2008.  Sales of the bleach activator totaled $82,500 for the year ended December 31, 2007.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $25,177 for the year ended December 31, 2007.  These two customers represented 51% of FutureFuel’s accounts receivable balance at December 31, 2007.

Inventory

FutureFuel determines the cost of substantially all raw materials and finished goods inventories by the last-in, first-out (“LIFO”) method.  FutureFuel writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon current demand and market conditions.

Financial and derivative instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

FutureFuel maintains inventories of biodiesel and utilizes various derivative instruments such as regulated futures and regulated options as an economic hedge to reduce the effects of fluctuations in the prices of biodiesel.  These derivative instruments do not qualify for hedge accounting under the specific guidelines of Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  While management believes each of these instruments are entered into in order to effectively manage various market risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record-keeping requirements.

FutureFuel records all derivative instruments at fair value.  Fair value is determined by using the closing prices of the derivative instruments on the New York Mercantile Exchange at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold.  FutureFuel maintains a margin account with a broker to collateralize these derivative instruments.

Property, plant and equipment

Property, plant and equipment is carried at cost.  Maintenance and repairs are charged to earnings; replacements and betterments are capitalized.  When FutureFuel retires or otherwise disposes of assets, it removes the cost of such asset and related accumulated depreciation from the accounts.  FutureFuel records any profit and loss on retirement or other disposition in earnings.  Asset impairments are reflected as increases in accumulated depreciation.  Depreciation is provided using the straight-line method over the following estimated useful lives:

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Buildings and building equipment	20 – 39 years
Machinery and equipment	3 – 33 years
Transportation equipment	5 – 33 years
Other	5 – 33 years

Customer relationships

Customer relationships are recorded at acquisition cost and are amortized on a straight-line basis over their estimated useful lives of 5 years.  FutureFuel reviews and evaluates the recoverability of the carrying amounts of its acquired customer contracts annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Restricted cash and cash equivalents

Restricted cash and cash equivalents include cash and cash equivalents reserved for purposes of meeting certain Arkansas Department of Environmental Quality requirements that become applicable in the event of a closure of the Batesville Plant.  The amount of cash reserved for this purpose is based on a formula derived by the state of Arkansas and totaled $3,263 at December 31, 2007 and $3,127 at December 31, 2006.

Impairment of assets

FutureFuel evaluates the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or appraisal.  For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Deferred revenue

FutureFuel signed a contract with a customer to construct a plant on FutureFuel’s property for the manufacture of a custom chemical.  The cost of construction is funded by the customer but with title and risk of loss to the equipment residing with FutureFuel.  Reimbursements are being recognized as deferred revenue and will be amortized over the life of the contract as product is shipped.  Production is expected to begin in the third quarter of 2008.

Asset retirement obligations

FutureFuel establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and FutureFuel’s environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, FutureFuel estimates the useful life of each individual asset up to 35 years.  Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense.

Deferred income taxes

Income taxes are accounted for using the asset and liability method.  Under this method, income tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts of assets and liabilities and their respective income tax basis.  A future income tax asset or liability is estimated for each temporary difference using enacted and substantively enacted income tax rates and laws expected to be in effect when the asset is realized or the liability settled.  A valuation allowance is established, if necessary, to reduce any future income tax asset to an amount that is more likely than not to be realized.

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates or warranties.

Bill and hold transactions for 2007 related to two specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Both customers’ credit and payment terms are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $33,494, $3,858, and $0 for the years ended December 31, 2007, 2006 and 2005, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general and administration expense

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.  Netted from cost of goods sold is the biodiesel tax incentive for blending biodiesel with petrodiesel.  The biodiesel tax credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  The credit is recognized as it is earned when biodiesel is blended with petrodiesel.

Selling, general and administration expense includes personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

Research and development

All costs identified as research and development costs are charged to expense when incurred.

Planned major maintenance activities

Expenditures for planned major maintenance activities are recognized as expense as incurred.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Uncertainty in income taxes

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 Accounting for Income Taxes.  FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  Under FIN 48, the financial statements reflect expected future tax consequences of such positions presuming the taxing authorities’ full knowledge of the position and all relevant facts, but without considering time values.  FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN 48 did not have a material effect on the consolidated financial position, liquidity or results of operations of FutureFuel.

Earnings per share

Basic earnings per share is computed by dividing net income (the numerator) by the weighted average number of outstanding shares (the denominator) for the period.  Diluted earnings per share are calculated in accordance with the treasury stock method to determine the dilutive effect of warrants and options.  The computation of diluted earnings per share includes the same numerator, but the denominator is increased to include the number of additional common shares from the exercise of warrants and options that would have been outstanding if potentially dilutive common shares had been issued.

The weighted average basic and diluted shares outstanding for the years ended December 31, 2006 and 2005 have been calculated assuming that all shares outstanding at December 31, 2007 were outstanding for all periods presented.  The dilutive impact of the warrants, as described in Note 14, was calculated based upon the trading activity of FutureFuel’s common stock from July 13, 2006 to December 31, 2007.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in shareholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains resulting from its investment in certain marketable debt securities classified as available for sale (see Note 6).  For the year ended December 31, 2007, FutureFuel recorded an unrealized gain of $58, net of income taxes of $34, on these securities.  There were no elements of other comprehensive income in 2006 or 2005.

Commitments and contingent liabilities

In the ordinary course of its business, FutureFuel enters into supply and sales contracts as deemed commercially desirable.  Supply contracts are utilized to ensure the availability of raw materials used in the production process.  Sales contracts are utilized to ensure the future sale of produced product.

FutureFuel and its operations from time to time may be parties to or targets of lawsuits, claims, investigations and proceedings including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety and environmental matters, which are handled and defended in the ordinary course of business.  FutureFuel accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, FutureFuel accrues the minimum amount.

Use of estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during a reporting period.  Estimates are used when accounting for allowance for doubtful accounts, depreciation, amortization, asset retirement obligations and

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

income taxes as well as the evaluation of potential losses due to impairments or future liabilities.  Actual results could differ materially from those estimates.

Segment Reporting

FutureFuel identifies operating segments when separate financial information is available that is evaluated regularly by its chief operating decision maker in assessing the performance of those segments and in determining how to allocate resources.  FutureFuel has determined that it has two reportable segments organized along product lines -- chemicals and biofuels.

3)    Business combination

FutureFuel was incorporated on August 12, 2005 to serve as a vehicle for a Business Combination of one or more operating businesses in the oil and gas industry.  In 2006 FutureFuel identified such an operating business in Eastman SE.  Eastman SE, as owner of the Batesville Plant, began the implementation of a biobased products platform, including the production of biofuels (biodiesel, bioethanol and lignin/biomass solid fuels) and biobased specialty products (biobased lubricants, solvents and intermediates).  In addition to the biobased products platform, the Batesville Plant has continued the custom synthesis of fine chemicals and other organic chemicals.  On October 31, 2006, FutureFuel acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical for cash consideration and $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on November 1, 2006 and ending on October 31, 2009.  Immediately subsequent to its acquisition, Eastman SE changed its name to FutureFuel Chemical.  The results of FutureFuel Chemical have been included in FutureFuel’s results of operations since October 31, 2006.  After final purchase price adjustments, a price of $70,970 was paid for the stock of Eastman SE.  Contingent purchase price payments to Eastman Chemical based on volumes of biodiesel sold totaled $11 through December 31, 2006 and $183 through December 31, 2007.  The contingent purchase price payments offset a contingent consideration liability that FutureFuel recorded as of the closing date of the acquisition.

The following table summarizes the preliminary estimated fair values of the Eastman SE assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date:

Eastman SE
Assets acquired
Current assets	$24,804
Property, plant and equipment	79,968
Noncurrent deferred income tax asset	373
Intangible assets subject to amortization	567
Other assets	3,211
Total assets	108,923
Liabilities assumed
Current liabilities	10,353
Long-term contingent consideration	2,198
Other noncurrent liabilities	508
Noncurrent deferred income taxes	23,230
Total liabilities	36,289
Net assets acquired	$72,634

In the allocation of the fair values of the assets acquired and liabilities assumed, FutureFuel determined there was a balance of $2,370 of negative goodwill.  As the purchase of Eastman SE provided for contingent consideration to be paid to Eastman Chemical, the negative goodwill has been allocated to contingent consideration.  FutureFuel has not identified any material unrecorded pre-acquisition contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The following unaudited pro forma consolidated results of operations assume that the acquisition of Eastman SE was completed as of January 1:

	2006	2005
Revenues	$150,770	$119,539
Net income	$5,142	$3,769
Basic earnings per share	$0.19	$0.14
Diluted earnings per share	$0.16	$0.12

Pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

4)           Inventories

The carrying values of inventory were as follows as of December 31:

	2007	2006
At first-in, first-out or average cost (approximates current cost)
Finished goods	$8,993	$7,943
Work in process	1,091	1,750
Raw materials and supplies	15,670	12,894
	25,754	22,587
LIFO reserve	(1,562)	(5)
Total inventories	$24,192	$22,582

5)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2007		2006
	Quantity (000 bbls) Long/ (Short)	Fair Market Value	Quantity (000 bbls) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in prepaid expenses and other current assets	-	$-	(250)	$(28)
Regulated options, included in prepaid expenses and other current assets	(100)	$(247)	(100)	$(419)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $789 and $3,578 at December 31, 2007 and 2006, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included in other current assets and comprise the entire account balance.

6)           Marketable debt securities

In September 2007, FutureFuel made an investment in certain U.S. treasury bills and notes.  These marketable debt securities have maturities ranging from March 2008 to August 2009.  FutureFuel anticipates these securities being sold within one year, regardless of the maturity date, and has therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through December 31, 2007.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The fair market value of these marketable debt securities, including accrued interest, totaled $15,086 and $0 at December 31, 2007 and December 31, 2006, respectively.

7)           Property, plant and equipment

Property, plant and equipment consisted of the following at December 31:

	2007	2006
Land and land improvements	$4,260	$4,260
Buildings and building equipment	20,444	19,037
Machinery and equipment	69,309	54,797
Construction in progress	6,126	5,143
Accumulated depreciation	(5,103)	(611)
Total	$95,036	$82,626

Depreciation expense totaled $4,599 for the year ended December 31, 2007 and $611 for the year ended December 31, 2006.

8)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2007	2006
Cost	$567	$567
Accumulated amortization	(132)	(19)
	$435	$548

Amortization expense totaled $113 and $19 for the years ended December 31, 2007 and 2006, respectively.  FutureFuel estimates that amortization expense for 2008 to 2010 will be $113 annually and that amortization expense in 2011 will be $94.

9)           Other assets

Other assets is comprised of spare equipment and parts that have not been placed into service as of the balance sheet date and are not expected to be placed into service for the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $4,191 and $2,765 at December 31, 2007 and 2006, respectively.

10)         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2007	2006
Accrued employee liabilities	$1,722	$773
Accrued property, use and franchise taxes	1,110	373
Accrued professional fees	30	340
Amounts collected on behalf of Eastman Chemical	-	178
Other	508	93
Total	$3,370	$1,757

FutureFuel Chemical entered into a $50 million credit agreement with Regions Bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and general corporate purposes of FutureFuel Chemical.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  Beginning December 31, 2007, and on the last day of each fiscal quarter thereafter, the ratio of EBITDA to fixed charges may not be less than 1.5:1.  Beginning June 30, 2007, the ratio of total funded debt to EBITDA may not exceed 3.50:1, reduced to 3.25:1 at March 31, 2008, June 30, 2008 and September 30, 2008, and then 3:1 thereafter.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

11)         Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post closure costs under the Resource Conservation and Recovery Act (“RCRA”).  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $566 and $545 as of December 31, 2007 and 2006, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2007	2006
Beginning balance	$545	$-
Batesville Plant acquisition opening balance	-	508
Accretion expense	21	37
Balance at December 31	$566	$545

12)         Deferred taxes

The following table summarizes the provision for income taxes:

	2007	2006
Income before taxes - U.S.	$13,191	$4,090
Provision/(benefit) for income taxes:
Current	$2,080	$1,818
Deferred	2,201	(687)
State and other
Current	228	466
Deferred	274	(224)
Total	$4,783	$1,373

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2007	2006
Amount computed using the statutory rate of 34%	$4,485	$1,390
Section 199 manufacturing deduction	(183)	(33)
Agri-biodiesel production credit	(564)	(78)
Credit for increasing research activities	(69)	-
Change in the valuation allowance	472	-
State income taxes, net	601	94
Other	41	-
Provision for income taxes	$4,783	$1,373

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2007	2006
Deferred tax assets
Vacation pay	$115	$52
Allowance for doubtful accounts	16	16
Agri-biodiesel production credit	190	-
Inventory reserves	219	175
Self insurance	123	-
Asset retirement obligation	222	214
Directors and officers fees	122	-
Derivative instruments	444	-
Total deferred tax assets	1,451	457
Deferred tax liabilities
Derivative instruments	-	(45)
Available for sale securities	(34)	-
Accrued expenses	(18)	-
LIFO inventory	(4,684)	(4,312)
Intangible assets	(170)	(215)
Insurance proceeds	(275)	-
Depreciation	(20,062)	(17,829)
Total deferred tax liabilities	(25,243)	(22,401)
Valuation allowance	(472)	-
Net deferred tax liabilities	$(24,264)	$(21,944)

As recorded in the consolidated balance sheet
Current deferred income tax liability	$(4,597)	$(4,242)
Accrued expenses and other current liabilities	-	(44)
Noncurrent deferred income tax liability	(19,667)	(17,658)
Net deferred income tax liabilities	$(24,264)	$(21,944)

As discussed in Note 1, FutureFuel adopted the provisions of FIN 48 on January 1, 2007.  FutureFuel did not recognize a significant change in liability for uncertain tax positions as a result of its implementation of FIN 48. FutureFuel's unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at December 31, 2007, the total amount of which, if recognized, would reduce FutureFuel's effective tax rate.

We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. As of December 31, 2007, FutureFuel had no accrual for interest or tax penalties.

FutureFuel and its subsidiary, FutureFuel Chemical, files tax returns in the U.S. federal jurisdiction and with various state jurisdictions. FutureFuel was incorporated in 2005 and is subject to examination by U.S., state and local tax authorities from 2005 forward. FutureFuel Chemical is subject to the effects of tax examination that may impact the carryover basis of its assets and liabilities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

13)         Stockholders’ equity

On July 12, 2006, Viceroy completed an offering of 22,500,000 units.  Each unit consisted of one share of Viceroy’s common stock and one warrant to acquire one share.  The units were issued at $8.00 per unit.  In connection with this offering, the shares and warrants issued were listed on the Alternative Investment Market (“AIM”) maintained by the London Stock Exchange plc.  The net proceeds of this offering totaled $172,500 and were placed into a trust fund.  All or a portion of the trust fund was to be released for, among other things, a Business Combination approved by the holders of Viceroy’s common stock.  Moreover, the trust fund was to be released in its entirety upon the completion of a Business Combination which, either on its own or when combined with all previous Business Combinations, had an aggregate transaction value of at least 50% of the initial trust amount (which initial trust amount excluded certain deferred placing fees).

Certain of the Viceroy shareholders who purchased units in the July 12, 2006 offering were granted repurchase rights whereby at the time Viceroy sought approval for a Business Combination these shareholders could vote against the Business Combination and require Viceroy to repurchase their common shares for $7.667 per common share plus accrued interest earned on the offering proceeds held in trust net of expenses and income taxes payable on the interest earned.  Shareholders who exercised their repurchase rights retained all rights to any warrants that they may have held.

On July 12, 2006, Viceroy and its founding shareholders entered into a registration rights agreement pursuant to which the holders of the majority of founding shares and shares of common stock included in the units purchased in Viceroy’s July 2006 offering by a director or his designees are entitled to make up to two demands that Viceroy register with the SEC their founding shares and the shares included in the units purchased in Viceroy’s July 2006 offering.  The holders of the majority of such shares can elect to exercise these registration rights at any time after the date on which Viceroy has become a reporting company under the Securities Exchange Act of 1934 (“Securities Act”), as amended, and such shares have been released from any applicable escrow agreement and lock-in deeds.  In addition, those shareholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which such shares are released from escrow or other lock up arrangements.  Viceroy agreed to bear the expenses incurred in connection with the filing of any such registration statements.  There are 11,250,000 shares of Viceroy’s common stock subject to this registration rights agreement.

On July 12, 2006, Viceroy entered into an investor rights agreement with each of KBC Peel Hunt Ltd, Viceroy’s Nominated Advisor on the AIM, and CRT Capital Group LLC, Viceroy’s placing agent, for the benefit of the holders of its shares of common stock and warrants in which Viceroy agreed, at its cost, to provide “piggyback” registration rights as to any shares of its common stock that are not, at the time, freely saleable identical to the “piggyback” registration rights of the founding shareholders described above, plus the right to piggyback on any registration statement filed pursuant to the founding shareholders’ demand registration rights described above, provided that in the event such piggyback rights are exercised in an underwritten offering, the number of shares of Viceroy’s common stock registered will be subject to a cutback, pro rata with the founding shareholders, if the underwriter so requires.  There are 15,450,000 shares of Viceroy’s common stock subject to this investor rights agreement.

In addition, the July 12, 2006 investor rights agreement stipulates that Viceroy has agreed, at its cost, to file with the SEC no later than the 180th day after the date of a consummation of a Business Combination which, either on its own or when combined with all previous Business Combinations, had an aggregate transaction value of at least 50% of the initial trust amount (which initial trust amount excluded certain deferred placing fees) (“Registration Trigger”), a registration statement (“Exchange Act Registration Statement”) on Form 10 to register its common shares.  Additionally, Viceroy agreed to use commercially reasonable efforts to cause the Exchange Act Registration Statement to become effective under the Securities Act no later than 270 days after the Registration Trigger and use reasonable commercial efforts promptly upon effectiveness of the Exchange Act Registration Statement to list the common shares of Viceroy on the American Stock Exchange, the New York Stock Exchange, NASDAQ or a similarly recognized trading platform in the United States.  Viceroy did not make any assurances that any such listing application would be accepted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

If the Exchange Act Registration Statement was not declared effective on or prior to the 270th day after the date of the Registration Trigger (“Registration Default”), Viceroy would have paid liquidated damages to each holder of its common stock issued in connection with its July 2006 offering.  The liquidated damages would have been:

•	paid to each holder in the form of common stock in Viceroy in an amount equal to 0.5% per month of the number of each holder’s common shares in Viceroy;

•	payable promptly after the occurrence of the Registration Default, but in no event later than two days after the end of the month in which the Registration Default has occurred;

•
payable within two days of the end of each month, until the Registration Default has been cured, provided that a pro rata payment shall be made with respect to a month a portion of which Viceroy has been in default; and

•	payable for a maximum of 12 months.

The investors rights agreement provided that the liquidated damages specified above were the only exclusive remedy available to holders of Viceroy’s common shares for any failure by Viceroy to comply with the requirements of the investors rights agreement.

On April 24, 2007, Viceroy filed the Exchange Act Registration Statement.  On June 23, 2007, the Exchange Act Registration Statement became effective.  This was prior to the 270th day after the date of the Registration trigger.  Consequently, no liquidated damages, as described above, were paid.

Viceroy has also agreed to use reasonable commercial efforts to maintain its listing on the AIM for at least two years.

At the October 27, 2006 special meeting of the shareholders of Viceroy, the acquisition of Eastman SE by Viceroy was approved by the shareholders of Viceroy.  Shareholders owning 1,425,000 common shares of Viceroy voted against the acquisition and exercised their repurchase rights.  Accordingly, such shares are deemed to be held for redemption, are not deemed to be outstanding, and are not included in equity in the post-acquisition period.  The repurchase price totaled $7.71 per share, calculated as $7.667 plus $0.043 of accrued interest earned on the offering proceeds held in trust net of expenses and income taxes payable on the interest earned per share.  Pursuant to the terms of the July 12, 2006 offering, the repurchase price was payable by Viceroy only when those shareholders who exercised their repurchase rights surrendered to Viceroy their common share certificates.  Through December 31, 2006, shareholders owing 1,175,000 common shares of FutureFuel had surrendered their shares to FutureFuel and FutureFuel had paid an aggregate $9,059 to repurchase these shares.  At December 31, 2006, FutureFuel remained obligated to repurchase 250,000 common shares at the $7.71 per share repurchase price.  The $1,928 payable to these shareholders was paid in January 2007.

As discussed in Note 1, immediately subsequent to the acquisition Viceroy changed its name to FutureFuel Corp. and Eastman SE changed its name to FutureFuel Chemical Company.

14)         Earnings per share

The computation of basic and diluted earnings per common share was as follows:

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	2007	2006	2005
Net income available to common stockholders	$8,408	$2,717	$-

Weighted average number of common shares outstanding	26,700,000	26,700,000	5,625,000
Effect of warrants	5,586,996	5,118,772	-
Weighted average diluted number of common shares outstanding	32,286,996	31,818,772	5,625,000

Basic earnings per share	$0.31	$0.10	$-
Diluted earnings per share	$0.26	$0.09	$-

15)         Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) match and a defined contribution savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of employee contributions, subject to specified limits and makes a retirement savings safe harbor contribution to employees’ 401(k) savings plans.  Plan related expenses totaled $1,552 and $120 for the years ended December 31, 2007 and 2006, respectively.  No expense related to this plan was incurred from August 12, 2005 (Inception) to October 31, 2006.

16)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.

FutureFuel leases oil storage capacity from an affiliate under a storage and thruput agreement.  This agreement provides for the storage of biodiesel, biodiesel/petrodiesel blends, palm oil, methanol and other biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate.  Lease expense related to this agreement totaled $126 and $9 for the years ended December 31, 2007 and 2006, respectively, and $0 for the period from August 12, 2005 (Inception) to December 31, 2005.

FutureFuel entered into a commodity trading advisor agreement with an affiliate.  Pursuant to the terms of this agreement the affiliate provides advice to FutureFuel concerning the purchase, sale, exchange, conversion and/or hedging of commodities as FutureFuel may request from time to time.  Expenditures related to this agreement totaled $127 and $20 in the years ended December 31, 2007 and 2006, respectively.

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leases from the affiliate railcars upon the same terms, conditions and price the affiliate leases the railcars.  Lease terms for individual railcars begin upon delivery of the railcars.  Forty railcars were received through December 31, 2007 but no railcars had been received in 2006 under this agreement.  Expenditures incurred under this agreement were $72 and $0, respectively, and $0 for the period from August 12, 2005 (Inception) to December 31, 2005.

FutureFuel reimburses an affiliate for travel and other administrative services incurred on its behalf.  Such reimbursement is performed at cost with the affiliate realizing no profit on the transaction.  These reimbursements totaled $78 and $123 in 2007 and 2006, respectively, and $0 for the period from August 12, 2005 (Inception) to December 31, 2005.

At December 31, 2005, FutureFuel had unsecured promissory notes payable to shareholders (one of these shareholders was an officer and director of FutureFuel and the other was affiliated with one) of $200 in aggregate.  The loans were non-interest bearing and were payable upon the consummation of a Business Combination.  Due to the short-term nature of the notes, the fair value of the notes approximated their

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

carrying value.  These notes were repaid in November 2006 in connection with the consummation of the acquisition of Eastman SE.

Accounts payable included $121 and $112 and accrued expenses and other current liabilities included $0 and $40 due to related parties at December 31, 2007 and 2006, respectively.

As new payment instructions were adopted by FutureFuel Chemical’s customers subsequent to its acquisition by FutureFuel, Eastman Chemical collected trade accounts receivable on FutureFuel Chemical’s behalf.  These collections were subsequently remitted to FutureFuel Chemical.  At December 31, 2006, Eastman Chemical had collected $3,046 of trade accounts receivable on FutureFuel Chemical’s behalf.  No amounts were outstanding at December 31, 2007.

17)         Segment information

FutureFuel has determined that is has two reportable segments organized along product lines – chemicals and biofuels.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Chemicals

FutureFuel’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel commercialization was achieved in October 2005 at the Batesville Plant.  Biodiesel revenues are generally derived in one of two ways.  Revenues are generated under tolling agreements whereby customers supply key biodiesel feed stocks which FutureFuel then converts into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Revenues are also generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the year ended December 31, 2007 and 2006 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2007	$141,233	$28,555	$169,788
December 31, 2006	$21,474	$1,569	$23,043
August 12, 2005 (Inception) to December 31, 2005	$-	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

For the years ended December 31, 2007 and 2006, revenues from Mexico accounted for 11% and 7%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 5% of total revenues for the year ended December 31, 2007.  Other than Mexico and Canada, revenues from a single foreign country during 2007 or 2006 did not exceed 3% of total revenues.

Summary of business by segment

	2007	2006	2005
Revenues
Chemicals	$144,474	$21,282	$-
Biofuels	25,314	1,761	-
Revenues	$169,788	$23,043	$-
Segment gross margins
Chemicals	$27,107	$6,054	$-
Biofuels	(9,874)	(3,110)	-
Segment gross margins	17,233	2,944	-
Corporate expenses	(7,578)	(2,182)	(1)
Income (loss) before interest and taxes	9,655	762	(1)
Interest income	3,567	3,365	1
Interest and other expense	(31)	(37)	-
Provision for income taxes	(4,783)	(1,373)	-
Net income	$8,408	$2,717	$-

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

18)         Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks and office machines.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2007 were as follows:

2008	724
2009	482
2010	419
2011	393
2012	331
Thereafter	1,316
Total	$3,665

Lease expenses totaled $408 and $9 for the years ended December 31, 2007 and 2006, respectively, and $0 from August 12, 2005 (Inception) to December 31, 2005.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the expansion of FutureFuel’s biodiesel related infrastructure, the development, implementation and maintenance of an enterprise resource planning computer software package and the licensing of a chemical modeling software product.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Deferred payments to Eastman Chemical

In connection with the purchase of shares of Eastman SE, FutureFuel agreed to pay Eastman Chemical $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on October 31, 2006 and ending on October 31, 2009.  Payments to Eastman Chemical in 2007 and 2006 for this agreement totaled $172 and $11, respectively.

19)         Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2007
Revenues	$37,506	$41,620	$46,558	$44,104
Gross profit (loss)	$(2,448)	$5,582	$6,885	$7,214
Net income (loss)	$(2,040)	$2,907	$3,343	$4,198
Net income (loss) per common share:
Basic	$(0.08)	$0.11	$0.13	$0.16
Diluted	$(0.08)	$0.09	$0.10	$0.13
2006
Revenues	$-	$-	$-	$23,043
Gross profit	$-	$-	$-	$2,944
Net income (loss)	$(188)	$1	$1,151	$1,753
Net income (loss) per common share:
Basic	$(0.01)	$-	$0.04	$0.07
Diluted	$(0.01)	$-	$0.04	$0.05

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

20)         Recently issued accounting standards

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

21)           Restatement of consolidated financial results

On October 31, 2006, FutureFuel acquired Eastman SE.  For purposes of preparing its financial statements, FutureFuel accounted for the acquisition as a reverse acquisition; FutureFuel did not apply purchase accounting to the transaction.  Upon further review of the accounting for the acquisition of Eastman SE in connection with the filing of its Form 10 Registration Statement, FutureFuel reassessed its accounting for the acquisition and determined that FutureFuel’s financial statements should be restated to apply purchase accounting to the acquisition.  The consolidated financial statements of FutureFuel along with the accompanying notes to the financial statements contained herein reflect this restatement.

The following sets forth FutureFuel Chemical Company’s balance sheets as of December 31, 2005 and 2004, the statements of operations, statements of cash flows and statements of changes in stockholder’s equity for each of the years in the two-year period ended December 31, 2005, and the statements of operations and statements of cash flows for the ten-month period ended October 31, 2006, together with KPMG LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying statements of operations, changes in stockholder’s equity, and cash flows for the ten months ended October 31, 2006 and for the year ended December 31, 2005 of FutureFuel Chemical Company (the Company), formerly known as Eastman SE, Inc.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the ten months ended October 31, 2006 and for the year ended December 31, 2005 of FutureFuel Chemical Company, formerly known as Eastman SE, Inc., in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
December 27, 2007

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Operations
For the Ten Months Ended October 31, 2006 and the Year Ended December 31, 2005
(Dollars in thousands)

	Predecessor
	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Revenues	$111,125	$104,364
Revenues - related parties	16,602	15,175
Cost of goods sold	101,816	88,484
Cost of goods sold - related parties	16,602	15,175
Distribution	1,158	1,604
Gross profit (loss)	8,151	14,276
Selling, general and administrative expenses	5,403	7,662
Research and development expenses	3,996	5,975
	9,399	13,637
Income (loss) from operations	(1,248)	639
Interest expense	-	(31)
	-	(31)
Income (loss) before income taxes	(1,248)	608
Provision (benefit) for income taxes	(773)	227
Net income (loss)	$(475)	$381

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Cash Flows
For the Ten Months Ended October 31, 2006 and the Year Ended December 31, 2005
(Dollars in thousands)

	Predecessor
	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Cash flows provide by operating activities
Net income (loss)	$(475)	$381
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairment charges	-	-
Depreciation	7,531	8,940
Provision (benefit) for deferred income taxes	601	(148)
Noncash environmental charges (credits) from parent	148	(2,682)
Losses on disposals of fixed assets	95	67
Changes in operating assets and liabilities:
Accounts receivable	7,412	(533)
Inventory	(2,413)	2,121
Prepaid expenses and other current assets	(38)	-
Other assets	(606)	(382)
Accounts payable	2,271	(57)
Accrued expenses and other current liabilities	(5,657)	(129)
Other noncurrent liabilities	(335)	(22)
Net cash provided by operating activities	8,534	7,556
Cash flows used in investing activities
Proceeds from the sale of fixed assets	-	60
Capital expenditures	(8,549)	(6,654)
Net cash used in investing activities	(8,549)	(6,594)
Cash flows provided by (used in) financing activities
Transfers to parent, net	15	(962)
Net cash provided by (used in) financing activities	15	(962)
Net change in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Changes in Stockholder’s Equity
For the Ten Months Ended October 31, 2006 and the Year Ended December 31, 2005
(Dollars in thousands)

	Predecessor
	Net Investment of Parent	Total Stockholder’s Equity
Balance - December 31, 2004	79,276	79,276
Net income	381	381
Net transfers to parent	(3,584)	(3,584)
Balance - December 31, 2005	76,073	76,073
Net income (loss)	(475)	(475)
Net transfer to parent	153	153
Balance - October 31, 2006	$75,751	$75,751

The accompanying notes are an integral part of these financial statements.

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

1)           Nature of operations and basis of presentation

Eastman SE, Inc.

Eastman SE, Inc. (“Eastman SE”) was incorporated under the laws of the state of Delaware on September 1, 2005 and subsequent thereto operated as a wholly-owned subsidiary of Eastman Chemical Company (“Eastman Chemical”) through October 31, 2006.  Eastman SE was incorporated for purposes of effecting a sale of Eastman Chemical’s manufacturing facility in Batesville, Arkansas (the “Batesville Plant”).  Commencing January 1, 2006, Eastman Chemical began transferring the assets associated with the business of the Batesville Plant to Eastman SE.

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

On July 21, 2006, Viceroy entered into an acquisition agreement with Eastman Chemical to purchase all of the issued and outstanding stock of Eastman SE.  On October 27, 2006, a special meeting of the shareholders of Viceroy was held and the acquisition of Eastman SE was approved by the shareholders.  On October 31, 2006, Viceroy acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical.  Immediately subsequent to the acquisition, Viceroy changed its name to FutureFuel Corp. (“FutureFuel”) and Eastman SE changed its name to FutureFuel Chemical Company (“FutureFuel Chemical”).

Basis of Presentation

Through October 31, 2006, the operations of the Batesville Plant were included in the consolidated financial statements of Eastman Chemical.  Accordingly, the accompanying statements of operations and related statements of cash flows have been prepared from Eastman Chemical’s historical accounting records and are presented on a carve-out basis to include the historical financial position, results of operations and cash flows applicable to Eastman SE through October 31, 2006.  As a result of the lack of capital structure of Eastman SE prior to October 31, 2006, the net investment of the parent has been presented in lieu of stockholder’s equity.  These financial statements are presented as the predecessor financial statements to FutureFuel Corp.  The financial statements for Eastman SE do not reflect the application of purchase accounting and are presented on a different cost basis than periods following the acquisition and, therefore, are not comparable.

Corporate Allocations

The financial statements of Eastman SE include allocations of certain corporate services provided by Eastman Chemical’s management, including finance, legal, information systems, human resources and distribution.  Eastman Chemical has utilized its experience with the business of the Batesville Plant and its judgment in allocating such corporate services and other support to the periods prior to October 31, 2006.  Costs allocated for such services were:

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Cost of goods sold	$-	$99
Distribution	438	874
Selling, general and administrative	4,398	5,327
Research and development	652	2,388
Total cost and expenses allocated	$5,488	$8,688

Allocations were made to cost of goods sold, distribution and selling, general and administrative expenses primarily based on a percentage of revenues and allocations to research and development expenditures were made primarily on actual time and effort incurred, which management believes represents reasonable allocation methodologies.  These allocations and estimates are not necessarily indicative of the costs and expenses that would have resulted if Eastman SE had been operating as a separate entity.

Eastman Chemical used a centralized approach to cash management, hedging and the financing of its operations.  As a result, debt and related interest income and expense, and certain cash and cash equivalents, were maintained at the corporate office and are not included in the accompanying consolidated financial statements.  In addition, allocations related to LIFO inventories were made on the basis of the specific attributes of the inventories and related products sold by Eastman SE.

2)           Significant accounting policies

Accounts receivable, allowance for doubtful accounts and credit risk

Accounts receivable are recorded at the invoiced amount and do not bear interest.  Eastman SE has established procedures to monitor credit risk and has not experienced significant credit losses in prior years.  Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of its customers and historical bad debt experience.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Through October 31, 2006, Eastman SE participated in an agreement that allowed Eastman Chemical to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permitted the sale of undivided interests in domestic trade accounts receivable, which Eastman Chemical continued to service until collection.

Customer concentrations

Significant portions of Eastman SE’s sales are made to a relatively small number of customers.  All sales of nonanoyloxybenzenesulfonate (“NOBS”), a bleach activator, are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in June 2008.  Sales of NOBS totaled $69,982 and $66,959 for the ten months ended October 31, 2006 and for the year ended December 31, 2005, respectively.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $21,559 and $25,063 for the ten months ended October 31, 2006 and the year ended December 31, 2005, respectively.

Inventory

Eastman SE determines the cost of substantially all raw materials and finished goods inventories by the last-in, first-out (“LIFO”) method.  Eastman SE writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon current demand and market conditions.

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Financial and derivative instruments

The carrying values of accounts receivable, accounts payable and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

Property, plant and equipment

Property, plant and equipment is carried at cost.  Maintenance and repairs are charged to earnings; replacements and betterments are capitalized.  When Eastman SE retires or otherwise disposes of assets, it removes the cost of such asset and related accumulated depreciation from the accounts.  Eastman SE records any profit and loss on retirement or other disposition in earnings.  Asset impairments are reflected as increases in accumulated depreciation.  Depreciation is provided using the straight-line method over the following estimated useful lives:

Buildings and building equipment	20 – 50 years
Machinery and equipment	3 – 33 years
Transportation equipment	5 – 33 years
Other	5 – 33 years

Impairment of assets

Eastman SE evaluates the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or appraisal.  For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Asset retirement obligations

Eastman SE establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and Eastman SE’s environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, Eastman SE estimates the useful life of each individual asset up to 35 years.  Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

Environmental costs are capitalized if they extend the life of the related property, increase its capacity and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense.

Income taxes

Through October 31, 2006, Eastman SE was included in the consolidated federal tax return of Eastman Chemical.  For purposes of the financial results presented up to that date, the provision for income taxes has been prepared using the separate return method.  As Eastman SE did not file a separate federal tax return prior to October 31, 2006 and no tax sharing agreement was in place, any amounts payable or

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

receivable were actually due to or receivable from Eastman Chemical and are included in the net investment of parent and transfers to parent.

Income taxes are accounted for using the asset and liability method.  Under this method, income tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts of assets and liabilities and their respective income tax basis.  A future income tax asset or liability is estimated for each temporary difference using enacted and substantively enacted income tax rates and laws expected to be in effect when the asset is realized or the liability settled.  A valuation allowance is established, if necessary, to reduce any future income tax asset to an amount that is more likely than not to be realized.

Revenue recognition

Revenue from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable and collectibility is reasonably assured.

Through October 31, 2006, certain sales from Eastman SE to then affiliated companies, such as Eastman Chemical, were recorded with no margin based on the interdivision arrangements.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general and administration expense

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.

Selling, general and administration expense includes personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

Research and development

All costs identified as research and development costs are charged to expense when incurred.

Planned major maintenance activities

Expenditures for planned major maintenance activities are recognized as expense as incurred.

Comprehensive income (loss)

As it has not historically recognized any other comprehensive income (loss), the comprehensive income (loss) of Eastman SE is comprised entirely of its net income (loss).  As Eastman SE recognizes revenues, expenses, gains or losses that, under accounting principles generally accepted in the U.S., are included in comprehensive income but excluded from net income, these items will be recognized as a component of other comprehensive income in its financial statements.

Commitments and contingent liabilities

In the ordinary course of its business, Eastman SE enters into supply and sales contracts as deemed commercially desirable.  Supply contracts are utilized to ensure the availability of raw materials used in the production process.  Sales contracts are utilized to ensure the future sale of produced product.

Eastman SE and its operations from time to time may be parties to or targets of lawsuits, claims, investigations and proceedings including product liability, personal injury, patent and intellectual property,

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

commercial, contract, environmental, health and safety and environmental matters, which are handled and defended in the ordinary course of business.  Eastman SE accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, Eastman accrues the minimum amount.

Use of estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during a reporting period.  Estimates are used when accounting for allowance for doubtful accounts, depreciation, amortization, asset retirement obligations and income taxes as well as the evaluation of potential losses due to impairments or future liabilities.  Actual results could differ materially from those estimates.

Segment reporting

Eastman SE identifies operating segments when separate financial information is available that is evaluated regularly by its chief operating decision maker in assessing the performance of those segments and in determining how to allocate resources.  Eastman SE has determined that it has two reportable segments organized along product lines - chemicals and biofuels.

3)           Property, plant and equipment

Depreciation expense totaled $7,531 and $8,940 for the ten months ended October 31, 2006 and the year ended December 31, 2005, respectively.

4)           Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post closure costs under the Resource Conservation and Recovery Act (“RCRA”).

Certain closure and post-closure liabilities were not transferred to the Batesville Plant and were retained by Eastman Chemical.  As these liabilities related to the operations of the Batesville Plant, charges (credits) of $148 and $(2,682) for the ten months ended October 31, 2006 and the year ended December 31, 2005, respectively, were included in cost of goods sold within the accompanying consolidated statements of operations in deriving the results of operations.

5)           Income taxes

The following table summarizes the provision for income taxes for the periods ended:

	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Income (loss) before taxes - U.S.	$(1,248)	$608
Provision/(benefit) for income taxes:
Current	$(1,238)	$313
Deferred	511	(132)
State and other
Current	(136)	62
Deferred	90	(16)
Total	$(773)	$227

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows as of:

	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Amount computed using the statutory rate of 35%	$(437)	$213
Section 199 manufacturing deduction	-	(10)
Agri-biodiesel production credit	(303)	-
State income taxes, net	(33)	24
Provision for income taxes	$(773)	$227

6)           Impairments and severance charges

Impairments and severance charges totaled approximately $2,462 in the year ended December 31, 2005.  These charges consisted of severance charges of $2,462.

Eastman SE recognized $2,462 in severance charges in the year ended December 31, 2005 from ongoing cost reduction efforts related to employee separation programs announced in April 2004.

No impairment charges or severance costs were incurred in the ten months ended October 31, 2006.

7)           Employee benefit plans

Eastman Chemical maintains certain deferred benefit plans that provide eligible employees, including those who have been a part of the operations of Eastman SE, with retirement benefits.  For the purposes of the their presentation within the financial statements of Eastman SE, costs recognized for these benefits are allocated based on the employee participants and are summarized based on the following component plans.

Defined benefit pension plans

Eastman Chemical maintains defined benefit plans that provide eligible employees, which included those of the Batesville Plant, retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Defined contribution plans

Eastman Chemical sponsors a defined contribution employee stock ownership plan (the “ESOP”) in which the employees of the Batesville Plant participated while they were employed by Eastman Chemical.  The ESOP is a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan (“EIP/ESOP”).

Postretirement welfare plans

Eastman Chemical provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees’ eligible survivors in the United States.

Eastman SE was allocated $3,005 of expense related to these employee benefit plans for the ten months ended October 31, 2006 and $4,386 for the year ended December 31, 2005.  Eastman Chemical aggregated the cost of defined benefit and defined contribution plans and a breakout between the two is not available for financial reporting at the plant level.

8)           Related party transactions

In addition to receiving support services such as research and development, legal, finance, treasury, income tax, public relations, executive management functions, and certain other administrative services from

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Eastman Chemical or Eastman Chemical affiliates through October 31, 2006, Eastman SE purchased a significant portion of its raw materials and sold a significant portion of its product produced to Eastman Chemical or affiliates of Eastman Chemical.  Purchases of raw materials from affiliates of Eastman Chemical totaled $5,789 for the ten months ended October 31, 2006 and $5,014 for the year ended December 31, 2005.  Sales of Eastman SE products to Eastman Chemical or affiliates of Eastman Chemical totaled $5,952 for the ten months ended October 31, 2006 and $2,493 for the year ended December 31, 2005.

Historically, Eastman SE processed certain products for Eastman Chemical or Eastman Chemical affiliates for which the ownership of the product had not been transferred to Eastman SE.  Eastman SE historically processed such products on a cost basis without recognizing a selling margin.  As the risks and rewards of ownership were not transferred to Eastman SE, the related inventories, revenues and costs have not been reflected in the accompanying financial statements.  The financial statements include the cost of processing and the corresponding revenue received for processing such products.  The costs of product processed on behalf of Eastman Chemical or Eastman Chemical affiliates totaled $10,650 for the ten months ended October 31, 2006 and $12,682 for the year ended December 31, 2005.

9)           Segment information

Eastman SE has determined that is has two reportable segments organized along product lines – chemicals and biofuels.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Chemicals

Eastman SE’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers and to Eastman Chemical.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

Eastman SE’s biofuels business segment manufactures and markets biodiesel.  Biodiesel commercialization was achieved in October 2005.  Biodiesel revenues are generally derived in one of two ways.  Revenues are generated under tolling agreements whereby customers supply key biodiesel feed stocks which Eastman SE then converts into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Revenues are also generated through the sale of biodiesel to customers through Eastman SE’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of Eastman SE’s long-lived assets are located in the U.S.

Most of Eastman SE’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of Eastman SE’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from Eastman SE to the customer.  Rarely is Eastman SE the exporter of record, never is Eastman SE the importer of record into foreign countries and Eastman SE is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  Eastman SE does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  Eastman SE’s revenues for the ten months ended October 31, 2006 and for the year ended December 31, 2005 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Period Ended	United States	All Foreign Countries	Total
October 31, 2006	$110,419	$17,308	$127,727
December 31, 2005	$105,719	$13,820	$119,539

For the year ended December 31, 2005 and for the ten months ended October 31, 2006, revenues from Mexico accounted for 10% and 12%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during 2005 and 2006 did not exceed 1% of total revenues.

Summary of business by segment

	Ten Months Ended October 31, 2006	Year Ended December 31, 2005
Revenues
Chemicals	$116,148	$119,539
Biofuels	11,579	-
Total Revenues	$127,727	$119,539
Segment gross margins
Chemicals	$16,124	$16,837
Biofuels	(7,973)	-
Segment gross margins	8,151	16,837
Corporate expenses	(9,399)	(16,198)
Income (loss) before interest and taxes	(1,248)	639
Interest expense	-	(31)
Provision for income taxes	773	(227)
Net income (loss)	$(475)	$381

Eastman SE’s 2005 biofuel revenues and related gross margin were inconsequential.  Due to the inconsequential nature of the amounts, 2005 biofuel gross margin has been included in the chemicals gross margin for that year.

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of Eastman SE have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

10)           Commitments

Lease agreements

Eastman SE historically had entered into lease agreements for information technology equipment and railcars.  Lease expenses totaled $106 and $182 for the ten months ended October 31, 2006 and the year ended December 31, 2005, respectively.  Eastman SE terminated its lease commitments in anticipation of the acquisition by Viceroy and had no minimum rental commitments under existing noncancellable operating leases as of October 31, 2006.

Purchase obligations

Eastman SE has entered into contracts for the purchase of goods and services including contracts for the expansion of its biodiesel related infrastructure, the purchase of biodiesel related feedstocks and the licensing of a chemical modeling software product.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

During 2006 and 2007, KPMG LLP was engaged as an independent accountant to audit our financial statements.  On December 13, 2007, our audit committee requested proposals from certain accounting firms to audit our financial statements for 2007 and perform the quarterly work for 2008.  As a result of those proposals, on February 13, 2008, our audit committee selected RubinBrown LLP to serve as our independent accountant.  KPMG LLP continued to perform services with respect to our Form 10 Registration Statement and Form 10-Q for the period ended June 30, 2007.  Upon the completion of those services, KPMG LLP no longer served as our independent accountants.

KPMG LLP’s report on our financial statements for 2005 and 2006, as well as FutureFuel Chemical Company’s financial statements for 2004, 2005 and the ten months ended October 31, 2006, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During our two most recent fiscal years ended December 31, 2007, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A(T). Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, executive chairman of the board	64	2005	2009
Lee E. Mikles, chief executive officer and president	52	2005	2008
Edwin A. Levy	70	2005	2008
Thomas R. Evans	53	2006	2008
Richard L. Knowlton	75	2007	2009
Paul G. Lorenzini	68	2007	2009
Donald C. Bedell	67	2008	2008

Mr. William J. Doré was also a director whose term expired in 2007.  However, he resigned as a director effective June 1, 2007 and our board determined not to fill his position at this time.  In the event his position is filled, his successor will hold that position only until the annual shareholder meeting in 2008 and, if reelected at such meeting, such successor will then hold office until 2010.

Mr. Douglas D. Hommert was also a director whose term expired in 2010.  However, he resigned as a director on January 14, 2008, and our board filled his position with the appointment of Donald C. Bedell.  Mr. Bedell will hold that position until the annual shareholder meeting in 2008 and, if reelected at such meeting, he will then hold office until 2010.  Mr. Hommert continues to be our executive vice president, secretary and treasurer.

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Executive chairman of the board	64	2005
Lee E. Mikles	Chief executive officer and president	52	2005
Douglas D. Hommert	Executive vice president, secretary and treasurer	52	2005

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
David Baker	Vice president - operations support	61	2006
Gary Hess	Vice president - sales and marketing	56	2006
Benjamin Ladd	Chief financial officer and treasurer	31	2006
Samuel Dortch	Vice president - operations	59	2007

Randall W. Powell was the president and chief operating officer of FutureFuel Chemical Company.  However, he retired on October 1, 2007 and his responsibilities have been assumed by several members of FutureFuel Chemical Company’s management team and, to date, a president has not been appointed to replace Mr. Powell.

Business Experience

Paul A. Novelly has been our chairman of the board since inception.  For at least the past five years, Mr. Novelly has been chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system.  Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman and a director of World Point Terminals Inc., a publicly-held Canadian company based in Calgary which owns and operates petroleum storage facilities in the Bahamas and United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on boards of directors at The Bear Stearns Companies Inc., a broker-dealer and global securities and investment firm, and Boss Holdings, Inc., a distributor of work gloves, boots and rainwear and other consumer products, and within the past five years also served on the board of directors of Intrawest Corporation, a company that is a world leader in destination resorts and adventure travel.

Lee E. Mikles has been our chief executive officer and a member of our board since inception.  In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008.  Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005.  He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005.  Additionally, Mr. Mikles has served on the board of directors of Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Imperial Bank and Imperial Bancorp.  He currently serves on the board of directors of Boss Holdings, Inc. and Pacific Capital Bankcorp. and is the chair of the audit committee for Boss Holdings, Inc.

Douglas D. Hommert has been our executive vice president, secretary and treasurer since inception. He was a member of our board from inception through January 14, 2008.  He became our principal financial officer on February 1, 2008.  Mr. Hommert has been executive vice president and general counsel of Apex Oil Company, Inc. since September 2002.  Between October 1988 and September 2002, he was a partner in the St. Louis law firm of Lewis, Rice & Fingersh, L.C.  With that firm, he practiced in the areas of business law, taxation, mergers and acquisitions, financing and partnerships.  He was licensed as a Certified Public Accountant in 1982.

Edwin A. Levy has been a member of our board since November 2005.  In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor.  Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee.  He is a director of World Point Terminals Inc., a publicly-held Canadian company based in Calgary which owns and operates petroleum storage facilities in the Bahamas and United States, and in the past five years was a director of Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing and distributing custom carrying case solutions.

Thomas R. Evans has been a member of our board since May 2006.  Since June 2004, he has served as president and chief executive officer of Bankrate, Inc., an Internet based aggregator of financial rate information.  Mr. Evans was elected to Bankrate, Inc.’s board of directors in May 2004.  From 1999 to 2002, Mr. Evans was chairman and chief executive officer of Official Payments Corporation, an Internet processor of payment to government entities.

Richard L. Knowlton has been a member of our board since January 2007.  Between 1956 and 1995, Mr. Knowlton worked for Hormel Foods Corporation, a multinational manufacturer and marketer of consumer-branded meat and food products.  He started as a merchandising manager and became the president and chief operating officer in 1979.  He became the chief executive officer and chairman of the board in 1981 and retired in 1995.  Mr. Knowlton currently serves as a director on The Hormel Foundation and the Horatio Alger Association and is a member of the Business Advisory Council for the University of Colorado Leeds School of Business, the Mayo Laboratory Services Advisory Board and the Eisenhower Medical Center Board.  Mr. Knowlton served as a director of NG America Insurance Holdings, Inc. between 2000 and 2005 and SUPERVALU INC. between 1994 and 2005.

Paul G. Lorenzini has been a member of our board since January 2007.  In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry.  In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc.  Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA.  He subsequently became the chief executive officer of Bunzl USA and retired in July 2004 with the title of chairman emeritus.  Mr. Lorenzini served as a director of Bunzl PLC between 1999 and 2004.

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing and health care facilities throughout Missouri, Arkansas and Arizona.  Mr. Bedell is a director of several privately held commercial banks, including First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  He also serves as a director of World Point Terminals Inc., a Toronto Stock Exchange listed company, serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals Inc.

David Baker was the vice president - manufacturing operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007 and has been vice president - operations support since October 15, 2007.  In 1967, he joined Eastman Chemical Company’s filter products division in Kingsport, Tennessee as a development engineer.  In 2001, Mr. Baker was named managing director of Eastman Chemical Company’s Peboc division, relocating to the United Kingdom.  The Peboc division manufactures specialty chemicals including active pharmaceutical ingredients.  In August 2005, Mr. Baker relocated to Kingsport as a business development manager in performance chemicals exclusive manufacturing.  Mr. Baker is a registered professional engineer and past president of the East Tennessee Society of Professional Engineers.

Gary Hess was the vice president - commercial operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007 and has been vice president - sales and marketing since October 15, 2007.  Mr. Hess was the vice president for commercial operations for Bayer Corporation, where he had responsibility for sales, marketing, customer service, purchasing, research and development and quality control, prior to joining Eastman Chemical Company in December 2002 as the market development executive for agrochemicals.  During his tenure with Bayer Corporation, Mr. Hess resided two years in Germany where he directed the market development efforts in pharmaceutical intermediates and photographic chemicals.  In 2004, he was appointed to the position of global business leader for exclusive manufacturing with responsibility for sales, marketing and business development.

Benjamin Ladd became FutureFuel Chemical Company’s chief financial officer on October 31, 2006.  Between October 2003 and October 2006, inclusive, Mr. Ladd has been a fund manager and financial consultant for St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  In this position, he assisted with the management of capital in the equity and derivative markets worldwide and was responsible for all financial analysis and reporting related to the firm’s merchant banking and consulting activities.  From 1999 to 2003, Mr. Ladd served in various capacities for Green Manning & Bunch, Ltd., a middle-market investment banking firm in Denver, Colorado.

Samuel Dortch was the vice president - operations services of FutureFuel Chemical Company between July 30, 2007 and October 14, 2007 and has been vice president - operations since October 15, 2007.  In 1972, Mr. Dortch joined Eastman Chemical Company’s technical services division in Kingsport, Tennessee as a development chemical engineer.  He has served in numerous management positions in Kingsport, Batesville and at Eastman Kodak’s Kirby, England facility.  In 2004, Mr. Dortch became manager of research and development at the Batesville plant and director of research and development in December 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

Other than Samuel Dortch, each of our directors and executive officers, as well as Fir Tree LLC and its related parties Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman, did not timely file their respective Forms 3 during 2007.  The Form 3 for Donald Bedell was timely filed.  To our knowledge, based upon the reports provided to us under Section 16(a) of the Exchange Act, no other filing required under such section was not timely filed.

Code of Ethics

We have adopted a code of ethics and business conduct that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of this code of ethics and business conduct has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.

Nominating Committee

Our board has established a nominating committee and has adopted a charter for such nominating committee.  A copy of this nominating committee charter has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  The nominating committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board.  There have not been any changes to those procedures since that charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and have adopted an audit committee charter.  A copy of this audit committee charter has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  The current members of the audit committee are as follows:

Paul Lorenzini
Thomas R. Evans
Richard L. Knowlton

Audit Committee Expert

Our board of directors has determined that each member of our audit committee is an audit committee financial expert.  Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11. Executive Compensation.

General

Our board of directors has established a remuneration committee.  The remuneration committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  Given that we were a start-up company and only consummated our acquisition of FutureFuel Chemical Company on October 31, 2006, we determined for 2006 not to pay salaries, bonuses or other forms of compensation to any of our executive officers who have been elected by the FutureFuel Chemical Company board of directors to an executive officer position with FutureFuel Chemical Company.  The FutureFuel Corp. board also determined not to pay any compensation to any member of its board of directors or to any member of the board of any subsidiary for the year 2006.  On January 16, 2008, our remuneration committee recommended that we pay each of our then directors $25,000 in compensation, and $25,000 to our past director William J. Doré.  The remuneration committee also recommended that we pay $100,000 in compensation to each of Paul A. Novelly and Paul G. Lorenzini for services provided in 2007 to our subsidiary, FutureFuel Chemical Company, and to reimburse an affiliate of Lee E. Mikles $100,000 for expenses incurred by such affiliate in 2007 in the course of Mr. Mikles performing services for us and our subsidiary, FutureFuel Chemical Company.  Our board approved such payments on January 22, 2008.  No compensation for our directors or executive officers has been set at this time for the calendar year 2008.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2008 results are capable of reasonable estimation.

We pay salaries, bonuses and other forms of compensation to the officers of FutureFuel Chemical Company as described below.  For purposes of the following discussion of executive compensation, the term “executive officers” includes executive officers of both FutureFuel Corp. and FutureFuel Chemical Company.  However, only Paul A. Novelly, Lee E. Mikles and Douglas D. Hommert have been elected officers of FutureFuel Corp. by our board of directors.

Compensation Discussion and Analysis

We have not yet established a comprehensive executive compensation philosophy, nor have we determined definitively the material elements of the compensation of our executive officers.  The current elements of our compensation program include base salary, bonuses and certain retirement, insurance and other benefits generally available to all employees.  In addition, our board adopted an Omnibus Incentive Plan which was approved by our shareholders at our 2007 annual meeting on June 26, 2007.  As of the date of filing this Form 10-K, the Plan has not been implemented by our board and no awards have been granted thereunder.  Such Plan when implemented by our board would provide equity-based compensation to our executive officers.

We formed a remuneration committee of our board, which will determine compensation arrangements for our executive officers.  Our remuneration committee has established a compensation program that is designed to attract, as needed, individuals with the skills necessary for us to achieve our business plan, to motivate those individuals, to reward those individuals fairly over time and to retain those individuals who continue to perform at or above the levels that we expect.  Our executive compensation program is designed to afford our executive officers a sense of ownership in us, and to link rewards to measurable Company and individual performance.  These arrangements include appropriate salaries, annual bonus opportunities and long-term incentives awards linked to equity and equity awards under the omnibus incentive plan adopted during 2007.

Cash Salaries and Bonuses

At this time, we have determined that we will pay $100,000 compensation to Mr. Novelly for services rendered by Mr. Novelly to our subsidiary, FutureFuel Chemical Company during 2007, and to reimburse an affiliate of Mr. Mikles $100,000 for expenses incurred by such affiliate in the course of Mr. Mikles performing services for us and our subsidiary, FutureFuel Chemical Company.  Such services included reviewing business operations and reducing operating costs.  The $100,000 was determined by Messrs. Novelly and Mikles as reasonable in relation to the services rendered, and was approved by our remuneration committee and our board.  No compensation will be paid to Mr. Hommert for 2007, nor to Messrs. Novelly, Mikles or Hommert for 2006.  Each of Messrs. Novelly, Mikles and Hommert were granted founder shares as described elsewhere herein, and our board of directors determined that the payment of cash compensation to them was unnecessary for 2006 and to Mr. Hommert for 2007.  Our executive chairman, Mr. Novelly, also receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP.  Our chief executive officer, Mr. Mikles, receives compensation, in addition to the amounts received from us, from existing business enterprises and investments, none of which are affiliated with us.  Our executive vice president, secretary and treasurer, Mr. Hommert, receives compensation from our affiliate, Apex Oil Company, Inc.  Except as described above, none of Messrs. Novelly, Mikles or Hommert received any increase in their salary, bonus or other income to compensate them for their services to us.  As to our other executive officers, we continued their base salaries paid by Eastman Chemical Company with a modest percentage increase in both 2006 and 2007.  We expect that our remuneration committee will establish future salaries for our executive officers commensurate with those paid by companies comparable to us and to FutureFuel Chemical Company, as applicable.

For the year 2007, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of December 15, 2007) after-tax earnings of FutureFuel Chemical for the year ended December 31, 2007.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  Such bonuses were paid by January 4, 2008.  All employees hired after January 1, 2007 received $250.  All employees hired prior to January 1, 2007 received 40 hours of pay at their normal hourly rate.  Additional bonuses for nine executive and management employees of FutureFuel Chemical Company ranged between $15,000 to $25,000 depending upon their positions with FutureFuel Chemical Company, with the larger bonuses going to Messrs. Baker, Dortch, Hess and Ladd.  All remaining salaried employees of FutureFuel Chemical Company received one week salary plus an additional amount ranging from $0 to $6,000 as determined by FutureFuel Chemical Company’s vice presidents of operations and operations support.

We expect to establish an annual cash bonus program for fiscal years commencing after 2007 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the remuneration committee will consider performance against Company performance goals to be established, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key executives of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  The purpose of the plan is to:

•
encourage ownership in us by key personnel whose long-term employment with or engagement by us or our subsidiaries (including FutureFuel Chemical Company) is considered essential to our continued progress and, thereby, encourage recipients to act in our shareholders’ interests and share in our success;

•	encourage such persons to remain in our employ or in the employ of our subsidiaries; and

•	provide incentives to persons who are not our employees to promote our success.

The plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards and stock appreciation rights.  To date, no stock options, stock awards or stock appreciation rights have been issued.  For the reasons set forth above, we were required to restate our financial statements to apply purchase accounting to our acquisition of FutureFuel Chemical Company.  Until those statements were restated, trading in our shares and warrants on AIM were suspended.  We did not believe it was appropriate to issue stock options, stock awards or stock appreciation rights while such trading was suspended.  Now that trading has resumed, we will consider issuing such stock options, stock awards and/or stock appreciation rights pursuant to the criteria set forth below.

Eligible participants in the plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares.  Awards will be limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or approximately 2,670,000 shares as of December 31, 2007.  Also, as of that date, the aggregate market value of 2,670,000 shares of our common stock was approximately $21,360,000.

The plan will be administered by: (i) our board; (ii) a committee of our board appointed for that purpose; or (iii) if no such committee is appointed, our board’s remuneration committee (the “Administrator”).  To date, no committee has been appointed.  The Administrator may appoint agents to assist it in administering the plan.  The Administrator may delegate to one or more individuals the day-to-day administration of the plan and any of the functions assigned to the Administrator in the plan.  Such delegation may be revoked at any time.  All decisions, determinations and interpretations by the Administrator regarding the plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The plan became effective upon its approval by our shareholders on June 26, 2007 and continues in effect for a term of ten years thereafter unless amended and extended by us or unless earlier terminated.  The individuals and number of persons who may be selected to participate in the plan in the future is at the discretion of the Administrator and, therefore, are not determinable at this time.  Likewise, the number of stock options, stock awards and stock appreciation rights that will be granted, or that would have been granted during the last completed fiscal year if the plan had been in effect, to eligible participants pursuant to the plan are not determinable at this time.

The Administrator may grant a stock option or provide for the grant of a stock option either from time to time in the discretion of the Administrator or automatically upon the occurrence of events specified by the Administrator, including the achievement of performance goals or the satisfaction of an event or condition within the control of the participant or within the control of others.  Each option agreement must contain provisions regarding: (i) the number of shares of common stock that may be issued upon exercise of the option; (ii) the type of option; (iii) the exercise price of the shares and the means of payment for the shares; (iv) the term of the option; (v) such terms and conditions on the vesting or exercisability of the option as may be determined from time to time by the Administrator; (vi) restrictions on the transfer of the option and forfeiture provisions; and (vii) such further terms and condition not inconsistent with the plan as may be determined from time to time by the Administrator.  Unless otherwise specifically determined by the Administrator or otherwise set forth in the plan, the vesting of an option will occur only while the participant is employed or rendering services to us or one of our subsidiaries, and all vesting will cease upon a participant’s termination of employment for any reason.

The Administrator may grant annual performance vested options.  Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined.  Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups).

The Administrator may grant cumulative performance vested options.  Performance will be tied to cumulative cash flow in amounts to be determined for periods to be determined.

The Administrator may issue other options based upon the following performance criteria either individually, alternatively or in any combination, applied to either the Company as a whole or to a business unit, subsidiary or business segment, either individually, alternatively or in any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, to previous years’ results or to a designated comparison group, in each case as specified by the Administrator: (i) cash flow; (ii) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings); (iii) earnings per share; (iv) growth in earnings or earnings per share; (v) stock price; (vi) return on equity or average shareholders’ equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net operating income; (xiv) operating profit or net operating profit; (xv) operating margin; (xvi) return on operating revenue; (xvii) market share; (xviii) overhead or other expense reduction; (xix) growth in shareholder value relative to the moving average of the S&P 500 Index or a peer group index; (xx) strategic plan development and implementation; and (xxi) any other similar criteria.

Such options will vest and expire (including on a pro rata basis) on such terms as may be determined by the Administrator from time to time consistent with the terms of the plan.

The Administrator may award our common stock to participants.  The grant, issuance, retention or vesting of each stock award may be subject to such performance criteria and level of achievement versus these criteria as the Administrator determines, which criteria may be based on financial performance, personal performance evaluations or completion of service by the participant.  Unless otherwise provided for by the Administrator, upon the participant’s termination of employment other than due to death or retirement, the unvested portions of the stock award and the shares of our common stock subject thereto will generally be forfeited.  Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to death or retirement, all outstanding stock awards will continue to vest provided certain conditions to be determined are met.  Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to his death, a portion of each outstanding stock award granted to such participant will immediately vest and all forfeiture provisions and repurchase rights will lapse as to a prorated number of shares of common stock determined by dividing the number of whole months since the grant date by the number of whole months between the grant date and the date that the stock award would have fully vested.

The Administrator may grant stock appreciation rights either alone or in conjunction with other awards.  The Administrator will determine the number of shares of common stock to be subject to each award of stock appreciation rights.  The award of stock appreciation rights will not be exercisable for at least six months after the date of grant except as the Administrator may otherwise determine in the event of death, disability, retirement or voluntary termination of employment of the participant.  Except as otherwise provided by the Administrator, the award of stock appreciation rights will not be exercisable unless the person exercising the award of stock appreciation rights has been at all times during the period beginning with the date of the grant thereof and ending on the date of such exercise, employed by or otherwise performing services for us or one of our subsidiaries.

In the event there is a change in control of the Company, as determined by our board, our board may, in its discretion: (i) provide for the assumption or substitution of, or adjustment to, each outstanding award; (ii) accelerate the vesting of awards and terminate any restrictions on cash awards or stock awards; and (iii) provide for the cancellation of awards for a cash payment to the participant.

Retirement Benefits

We have adopted a 401(k) plan for FutureFuel Chemical Company which is generally available to all of its employees.

Founder’s Grant

Certain of our executive officers were granted founders shares as described herein.  Please refer to the discussion under “Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Founding Shares Owned by the Founding Shareholders” below.  Our board of directors considered the grants of the founders shares to such executive officers to be adequate to compensate them for their services to us in our start-up stage (that is, from our organization in August 2005 through the end of 2006).

Life Insurance and Other Employee Benefits

Our executive officers who are not officers of FutureFuel Corp. participate in employee welfare plans (life insurance, medical insurance, disability insurance, vacation pay and the like) maintained by FutureFuel Chemical Company for all of its employees.  We do not provide life insurance or other employee benefits for our executive officers who have been elected to officer positions with both FutureFuel Corp. and FutureFuel Chemical Company.

The Remuneration Committee

Our remuneration committee currently consists of Mr. Levy, Mr. Knowlton and Mr. Lorenzini.  Each of these individuals is an “independent director” under the rules of the New York Stock Exchange, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2007.

Summary Compensation Table

Person	Year	Salary	Bonus (e)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	Change in Pension Value and Non-Qualified Deferred Compensa-tion Earnings	All Other Compensa-tion (b)	Total
Paul A. Novelly(c) Executive chairman FutureFuel Corp.	2007 2006 2005	$ 0 $ 0 $ 0	$ 100,000 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 25,000 $ 0 $ 0	$ 125,000 $ 0 $ 0
Lee E. Mikles(c) Chief executive officer FutureFuel Corp.	2007 2006 2005	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 25,000 $ 0 $ 0	$ 25,000 $ 0 $ 0
Douglas D. Hommert(c) Executive vice president, secretary and treasurer, FutureFuel Corp.	2007 2006 2005	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0
Randall W. Powell(a)(d) President, FutureFuel Chemical Company	2007 2006 2005	$ 194,231 $ 189,041 n/a	$ 0 $ 296,232 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 77,619 $ 179,862 n/a	$ 271,850 $ 665,135 n/a
Benjamin Ladd(a) Chief financial officer, FutureFuel Chemical Company	2007 2006 2005	$ 147,117 $ 23,750 n/a	$ 27,885 $ 40,000 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 99,547 $ 0 n/a	$ 274,549 $ 63,750 n/a
David Baker(a) Vice president - operations support, FutureFuel Chemical Company	2007 2006 2005	$ 170,005 $ 140,618 n/a	$ 28,270 $ 64,044 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 24,634 $ 28,389 n/a	$ 222,909 $ 233,051 n/a
Gary Hess(a) Vice president - sales and marketing, FutureFuel Chemical Company	2007 2006 2005	$ 170,000 $ 125,984 n/a	$ 18,268 $ 41,500 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 0 $ 0 n/a	$ 11,359 $ 20,531 n/a	$ 199,628 $ 188,015 n/a
Samuel Dortch(a)(f) Vice president, operations, FutureFuel Chemical Company	2007 2006 2005	$ 145,000 n/a n/a	$ 27,788 n/a n/a	$ 0 n/a n/a	$ 0 n/a n/a	$ 0 n/a n/a	$ 0 n/a n/a	$ 9,689 n/a n/a	$ 182,477 n/a n/a
__________

(a)
Executive officers of FutureFuel Chemical Company.  Prior to November 1, 2006, Messrs. Powell, Baker, Hess and Dortch were employed by Eastman Chemical Company.  Prior to November 1, 2006, Mr. Ladd was employed by St. Albans Global Management, Limited Partnership, LLLP, an affiliate of Mr. Novelly.  For 2006, the table includes both amounts paid by FutureFuel Chemical Company as well as by Eastman Chemical Company, if applicable.

(b)
For Messrs. Novelly and Mikles, includes $25,000 in directors fees for 2007 as described below.  Includes our contributions (including accrued contributions) to vested and unvested defined contribution plans and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  2006 also includes the following payments by Eastman Chemical Company to or for the benefit of the named individual: special pay makeup, employee recognition, personal umbrella, non-qualified stock options to purchase stock of Eastman Chemical Company, pay-in-lieu of vacation, stock awards to purchase stock of Eastman Chemical Company, and lump sum payment.  2007 includes a separation allowance of $55,769 and vacation cash-out of $7,212 for Mr. Powell, a relocation allowance of $13,077 for Mr. Baker, and nondeductible moving expenses (grossed up) of $78,746 and deductible moving expenses (not grossed up) of $11,123 for Mr. Ladd.

(c)
Our executive officers.  For the year 2006, we did not pay Messrs. Novelly, Mikles or Hommert any form of compensation.  See the discussion above.  However, we did reimburse them for certain ordinary and necessary business expenses that they incurred in connection with our business.  We reimbursed an affiliate of Mr. Mikles $100,000 in 2008 as set forth above for expenses incurred by such affiliate in 2007 in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2007.

(d)
Mr. Powell retired effective October 1, 2007.  However, after such date, we have employed Mr. Powell as a consultant and have paid him a consulting fee of $50,000 for 2008.  Such amount is not included in the table above.

(e)	Earned in 2007 but paid in 2008.

(f)	Mr. Dortch did not become an officer of FutureFuel Chemical Company until 2007.

None of the above-named persons is a party to an employment agreement or employment arrangement with us or with FutureFuel Chemical Company.

Compensation of Directors

At this time, we have determined that we will pay $100,000 compensation to Mr. Lorenzini for services rendered by Mr. Lorenzini to our subsidiary, FutureFuel Chemical Company during 2007.  Such services included reviewing and, where appropriate, reducing operating costs.  Such amount was determined by Messrs. Novelly and Mikles, and recommended to and approved by both our remuneration committee and our board.  In addition, we have determined to pay to each of our directors, other than Mr. Hommert, $25,000 for services provided as director in 2007.  We believe the founders shares issued to Mr. Hommert were adequate compensation for his services rendered as a director.  The $25,000 was determined by Mr. Novelly as a reasonable amount and was recommended to the remuneration committee and our board, who approved such payments.  We also determined to pay our past director, Mr. William J. Doré, $25,000 for services rendered as a director.  No directors fees have been determined for 2008 or thereafter, but rather will be set towards the end of our fiscal year.

The following is the compensation our directors earned for 2007.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Paul A. Novelly	$25,000	$0	$0	$0	$0	$0	$25,000
Lee E. Mikles	$25,000	$0	$0	$0	$0	$0	$25,000
Edwin A. Levy	$25,000	$0	$0	$0	$0	$0	$25,000
Thomas R. Evans	$25,000	$0	$0	$0	$0	$0	$25,000
Richard L. Knowlton	$25,000	$0	$0	$0	$0	$0	$25,000
Paul G. Lorenzini	$125,000	$0	$0	$0	$0	$0	$125,000
William J. Doré	$25,000	$0	$0	$0	$0	$0	$25,000
Douglas D. Hommert	$0	$0	$0	$0	$0	$0	$0

Compensation Committee Interlocks and Insider Participation

The members of our remuneration committee during 2007 were Mr. Levy, Mr. Knowlton and Mr. Lorenzini and the committee is chaired by Mr. Levy.  None of such individuals are or have been an officer or employee of the Company.

Mr. Novelly, our executive chairman of the board, and Mr. Mikles, our chief executive officer and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee and Mr. Mikles is a member of its audit committee.  Mr. Novelly and Mr. Levy, one of our directors and a member of our remuneration committee, are both directors of World Point Terminal Inc.; World Point Terminal Inc. does not have a separate compensation committee.

Compensation Committee Report

The remuneration committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management.  Based on this review and discussions, the remuneration committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Edwin A. Levy. Richard L. Knowlton and Paul G. Lorenzini

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  The following information regarding this plan is as of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	n/a	2,670,000

Security Ownership of Certain Beneficial Owners

As of the date of this report, 26,700,000 shares of our common stock are issued and outstanding and we have issued warrants to purchase 22,500,000 additional shares of our common stock.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares and warrants owned by all persons known by us to be the beneficial owners of more than 5% of our shares of common stock and warrants as of the most recent practicable date.

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(f)
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	7,406,250	27.7%	5,268,750	23.4%	12,675,000	25.8%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,100,000	7.9%	12,500	0.1%	2,112,500	4.3%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	1,800,000	6.7%	1,800,000	8.0%	3,600,000	7.3%
Fir Tree, LLC, Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman 505 Fifth Avenue, 23rd Floor New York, NY 10017(d)	1,600,000	6.0%	1,350,000	6.0%	2,950,000	6.0%
Morstan Nominees Limited, 25 Cabot Square, Canary Wharf, London E144QA, U.K.(g)	1,435,841	5.4%	1,493,761	6.6%	2,929,602	6.0%
N.C.B. Trust Limited, Citigroup Centre, Canada Square, Canary Wharf, London E14 5LB, U.K(e).	1,365,000	5.1%	1,042,800	4.6%	2,407,800	4.9%
Vidacos Nominees Limited, Citigroup Centre, Canada Square, Canary Wharf, London E14 5LB, United Kingdom(h)	765,527	2.9%	1,631,965	7.3%	2,397,492	4.9%
__________

(a)
Includes 6,781,250 shares of common stock and 4,643,750 warrants held by St. Albans Global Management, Limited Partnership, LLLP and 625,000 shares of common stock and 625,000 warrants held by Apex Holding Co.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,000,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.

(c)
Based solely upon review of a Schedule 13G filed on February 14, 2008, we understand that SOF Investments, L.P. is the record and direct beneficial owner of the shares and warrants listed above, MSD Capital, L.P. is the general partner of SOF Investments and may be deemed to indirectly beneficially own securities owned by SOF Investments, and MSD Capital Management LLC is the general partner of MSD Capital.  We have no knowledge as to the beneficial owners of MSD Capital Management LLC.

(d)
Based solely upon information contained in a Form 3 filed with the SEC on March 7, 2008, Fir Tree, L.L.C. is the general partner of Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Camellia Partners, LLC is the general partner of Fir Tree Capital Opportunity Master Fund, LP, a Cayman Islands exempted limited partnership (“Fir Tree Capital Opportunity”).  Fir Tree, L.L.C. and Camellia Partners, LLC hold indirectly the common stock through the accounts of Fir Tree Capital Opportunity and Fir Tree Value; Jeffrey Tannenbaum, a principal of Fir Tree, L.L.C. and Camellia Partners, LLC, and Andrew Fredman, another principal of Camellia Partners, LLC, at the time of purchase, controlled the disposition and voting of the common stock.  We have no knowledge as to the beneficial owners of Fir Tree, L.L.C. or Camellia Partners, LLC.

(e)	We have no knowledge as to the beneficial owners of N.C.B. Trust Limited.

(f)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

(g)	We have no knowledge as to the beneficial owners of Morstan Nominees Limited.

(h)
Includes shares of common stock and warrants held by Vidacos Nominees Limited Designation: BAR; Vidacos Nominees Limited Designation: 1952; Vidacos Nominees Limited Designation: 1953; Vidacos Nominees Limited Designation: 2071; Vidacos Nominees Limited Designation: BEAR; Vidacos Nominees Limited Designation: DMG7; and Vidacos Nominees Limited Designation: SSBL.  We have no knowledge as to the beneficial owners of these entities.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock and warrants as of the date of this report by each of our directors and executive officers.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them and none of such shares or warrants have been pledged as security.

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(d)
Paul A. Novelly(a)	7,406,250	27.7%	5,268,750	23.4%	12,675,000	25.8%
Lee E. Mikles(b)	2,100,000	7.9%	12,500	0.1%	2,112,500	4.3%
Douglas D. Hommert(c)	250,000	0.9%	--	--	250,000	0.5%
Edwin A. Levy	250,000	0.9%	--	--	250,000	0.5%
Thomas R. Evans	30,000	0.1%	30,000	0.1%	60,000	0.1%
Richard L. Knowlton	--	--	--	--	--	--
Paul G. Lorenzini	--	--	--	--	--	--
Donald C. Bedell	--	--	--	--	--	--

All directors and executive officers	10,036,250	37.50%	5,311,250	23.60%	15,347,500	31.20%
__________

(a)
Includes 6,781,250 shares of common stock and 4,643,750 warrants held by St. Albans Global Management, Limited Partnership, LLLP and 625,000 shares of common stock and 625,000 warrants held by Apex Holding Co.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,000,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.

(c)
Includes 250,000 shares of common stock held by the Douglas D. Hommert Revocable Trust, which is a trust established by Mr. Hommert for the benefit of his descendants, of which Mr. Hommert is the trustee.

(d)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock issued as follows (“founding shares”).

Founding Shareholder	Shares	Relationship to the Company
St. Albans Global Management, Limited Partnership, LLLP	2,250,000	Shareholder (affiliate of Mr. Novelly)
Lee E. Mikles Revocable Trust	2,000,000	Shareholders (affiliate of Mr. Mikles)
Douglas D. Hommert Revocable Trust	250,000	Shareholder (affiliate of Mr. Hommert)
Edwin A. Levy	250,000	Director and Shareholder
Joe C. Leach	250,000	Shareholder
Edwin Wahl	150,000	Shareholder
Jeffery Call	150,000	Shareholder
Mark R. Miller	100,000	Shareholder
Lee E. Mikles Gift Trust	100,000	Shareholder (affiliate of Mr. Mikles)
Ken Fenton	75,000	Shareholder
RAS, LLC	50,000	Shareholder

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons.

Sales of Products

From time to time, FutureFuel Chemical Company may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel and bioethanol) produced by FutureFuel Chemical Company, and Apex Oil Company, Inc. and/or its affiliates may sell to FutureFuel Chemical Company diesel fuel, gasoline and other petroleum products for use in FutureFuel Chemical Company’s biofuels business.  Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials.

Time Sharing Agreement

Effective April 18, 2007, we entered into a Time Sharing Agreement with Apex Oil Company, Inc. pursuant to which Apex Oil Company, Inc. leases certain airplanes to us.  Pursuant to this Time Sharing Agreement, we are charged for certain expenses incurred with respect to specific flights of the airplanes while they are being used for our business purposes.  These expenses are authorized by the Federal Aviation Regulations Part 91.501(d).

Review, Approval or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120,000 or 5% of our net income, total assets or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders.  This policy was adopted by our board on January 8, 2007 and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).  All of the agreements described above in this Item 13 have been approved by a majority of the disinterested members of our board of directors.

In addition, we have adopted a Code of Ethics and Business Conduct which sets forth legal and ethical standards of conduct for our directors, officers and employees and the directors, officers and employees of our subsidiaries, including FutureFuel Chemical Company.  This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code.  This Code was adopted by our board on November 30, 2005, is in writing and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).

Each of the transactions described above (under the caption “Transactions with Management, Promoters and Others”) was undertaken in compliance with our Code of Ethics and Business Conduct and approved by a majority of the disinterested members of our board of directors.

Director Independence

We are a listed issuer whose securities are listed on AIM.  AIM has requirements that a majority of our board of directors be independent.  AIM’s definition of “independent director” can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).  The Securities and Exchange Commission has also promulgated Rule 10A-3, which sets forth the independence requirements for members of an audit committee.  The following members of our board of directors are independent under both AIM’s and the Securities and Exchange Commission’s definitions of independence:

Edwin A. Levy
Thomas R. Evans
Richard L. Knowlton
Paul G. Lorenzini
Donald C. Bedell

In addition, each member of our board of directors’ remuneration, audit and nominating committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2007, we incurred no fees for audit and financial statement review services from RubinBrown LLP and $464,900 for audit, financial statement review and services provided in connection with our statutory and regulatory filings from KPMG LLP.  During fiscal 2006, we incurred fees of $675,000 for audit, financial statement review and services provided in connection with our statutory and regulatory filings from KPMG LLP.

Audit-Related Fees

During fiscal 2007 and 2006, no fees were incurred for audit-related fees from either RubinBrown LLP or KPMG LLP.

Tax Fees

During fiscal 2007, we incurred fees of $2,500 for tax compliance, tax advice and tax planning services from RubinBrown LLP.  No fees were incurred for these services from KPMG LLP.  No tax fees were incurred during fiscal 2006 from either RubinBrown LLP or KPMG LLP.

All Other Fees

We incurred $10,730 in fees from RubinBrown LLP during fiscal 2007 related to the settlement of final working capital amounts stemming from our acquisition of Eastman SE, Inc.  No other fees were incurred by us from RubinBrown LLP in fiscal 2006.  During fiscal 2006, we incurred $170,177 in fees from KPMG LLP for services provided in connection with our admission and readmission to AIM.

Pre-Approval Policies

The Audit Committee approves the engagement of our independent auditors prior to their rendering audit or non-audit services and sets their compensation.  Pursuant to SEC regulations, the Audit Committee approves all fees payable to the independent auditors for all routine and non-routine services provided.  The Audit Committee considers and approves the budget for the annual audit and financial statement review services prior to the initiation of the work.  Non-routine services in the ordinary course of business which are not prohibited under SEC regulation, such as tax planning, tax compliance and other services generally are pre-approved on a case-by-case basis.

Forward Looking Information

This report contains or incorporates by reference “forward-looking statements”.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” and “intend” and similar expressions, as they relate to us, FutureFuel Chemical Company or our respective management, are intended to identify forward-looking statements.  These forward-looking statements are based on current management assumptions and are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions as well as, but not limited to, the following:

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

Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurances can be given that such expectations will prove to have been correct.  All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as to their particular dates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          List separately all financial statements filed as part of this report.

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as of December 31, 2007 and 2006 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity and Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

2.
FutureFuel Chemical Company’s audited consolidated Balance Sheets as at December 31, 2005 and 2004, and the audited Statements of Operations, Statements of Changes in Stockholder’s Equity and Statements of Cash Flows for each of the years in the two-year period ended December 31, 2005 and the audited Statements of Operations and Statements of Cash Flows for the ten-month period ended October 31, 2006.

(b)          Exhibits required by Item 601 of Regulation S-K.

2.	Acquisition Agreement dated July 21, 2006 between FutureFuel Corp. and Eastman Chemical Company (incorporated by reference to Exhibit No. 2 to Form 10 filed April 24, 2007)

3.1.	Fourth Amended and Restated Certificate of Incorporation filed on June 27, 2007 (incorporated by reference to Exhibit No. 3.1.f to Amendment No. 2 to Form 10 filed February 29, 2008)

3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)

4.1.
Stock Escrow Agreement dated July 12, 2006 among FutureFuel Corp., Capita IRG (Offshore) Limited, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.1 to Form 10 filed April 24, 2007)

4.2.	Warrant Deed dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 4.2 to Form 10 filed April 24, 2007)

4.3
Insider Letters dated July 12, 2006 to FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd from the following persons: (incorporated by reference to Exhibit No. 4.3 to Form 10 filed April 24, 2007)

4.3a	Paul Anthony Novelly

4.3b	St. Albans Global Management, Limited Partnership, LLLP

4.3c	Lee E. Mikles

4.3d	Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999

4.3e	Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996

4.3f	Douglas D. Hommert

4.3g	Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust

4.3h	Edwin A. Levy

4.3i	Joe C. Leach

4.3j	Mark R. Miller

4.3k	RAS LLC

4.3l	William J. Doré

4.3m	Thomas R. Evans

4.3n	Edwin L. Wahl

4.3o	Jeffery H. Call

4.3p	Ken Fenton

4.4.	Investor Rights Agreement dated July 12, 2006 among FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd (incorporated by reference to Exhibit No. 4.4 to Form 10 filed April 24, 2007)

4.5.
Registration Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April 24, 2007)

4.6.
Lock-in Deed dated July 12, 2006 among FutureFuel Corp., KBC Peel Hunt Ltd, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Paul Anthony Novelly, Lee E. Mikles, Douglas D. Hommert, Thomas R. Evans and William J. Doré (incorporated by reference to Exhibit No. 4.6 to Form 10 filed April 24, 2007)

10.1
Placing Agreement dated July 12, 2006 among CRT Capital Group LLC, KBC Peel Hunt Ltd, FutureFuel Corp. and FutureFuel Corp.’s Directors (incorporated by reference to Exhibit No. 10.1 to Form 10 filed April 24, 2007)

10.2	Offshore Registrar Agreement dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10 filed April 24, 2007)

10.3	Warrant Solicitation Fee Letter dated July 12, 2006 between FutureFuel Corp. and CRT Capital Group LLC (incorporated by reference to Exhibit No. 10.3 to Form 10 filed April 24, 2007)

10.4
Storage and Thruput Agreement dated November 1, 2006 between FutureFuel Chemical Company and Center Point Terminal Company (incorporated by reference to Exhibit No. 10. to Form 10 filed April 24, 2007)

10.5
Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc. (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007)

10.6	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.7
NOBS Supply Agreement dated January 1, 1999 between Eastman Chemical Company and The Procter & Gamble Manufacturing Company, as amended October 6, 1999, October 1, 2001, July 10, 2002, April 22, 2003 and June 18, 2003 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.7 to Form 10 filed April 24, 2007)

10.8
Custom Manufacturing Agreement dated September 1, 1992 between Tomen Corporation and Eastman Kodak Company, as amended October 2, 1992, February 1, 1993, March 19, 1993, September 28, 1995, October 30, 1998, May 24, 1999, November 10, 1999, December 12, 2000 and July 25, 2006 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.8 to Form 10 filed April 24, 2007)

10.9
Conversion Agreement dated October 1, 1993 between Tomen Corporation and Eastman Chemical Company, as amended March 7, 1994, May 13, 1994, May 17, 1994, June 14, 1994, July 19, 1994, August 17, 1994, February 10, 1995, May 25, 1995, October 15, 1997, March 27, 1998, June 23, 1998, September 29, 1998, October 30, 1998, November 10, 1999 and July 25, 2006 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.9 to Form 10 filed April 24, 2007)

10.10
Credit Agreement dated March 14, 2007 between FutureFuel Chemical Company and Regions Bank (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.10 to Form 10 filed April 24, 2007)

10.11
Revolving Credit Promissory Note dated March 14, 2007 executed by FutureFuel Chemical Company and payable to the order of Regions Bank (incorporated by reference to Exhibit No. 10.11 to Form 10 filed April 24, 2007)

10.12
Security Agreement -Accounts and Inventory dated March 14, 2007 executed by FutureFuel Chemical Company in favor of Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10 filed April 24, 2007)

10.13	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)

10.14	Car Subleasing Agreement dated November 1, 2006 between Apex Oil Company, Inc. and FutureFuel Chemical Company (incorporated by reference to Exhibit No. 10.14 to Form 10 filed April 24, 2007)

10.15	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.16	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

11.	Statement re Computation of per Share Earnings

21.	Subsidiaries of FutureFuel Corp. (incorporated by reference to Exhibit No. 21 to Form 10 filed April 24, 2007)

24.	Power of Attorney

31(a).     Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).     Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.          Section 1350 Certification of chief executive officer and principal financial officer

99.	Table contained in Item 1 of the Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By: /s/ Douglas D. Hommert
Douglas D. Hommert, Executive Vice President, Secretary,
Treasurer and Principal Financial Officer

/s/ Paul A. Novelly
Paul A. Novelly, Director

/s/ Lee E. Mikles
Lee. E. Mikles, Director and Chief Executive Officer

/s/Edwin A. Levy
Edwin A. Levy, Director

/s/ Thomas R. Evans
Thomas R. Evans, Director

/s/ Richard L. Knowlton
Richard L. Knowlton, Director

/s/ Paul G. Lorenzini
Paul G. Lorenzini, Director

Date:  March 31, 2008