Form 10-Q
period 2008-03-31
FutureFuel Corp.
filed 2008-05-15
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2008: 26,700,000

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2008 and our audited consolidated balance sheet as at December 31, 2007, and the unaudited consolidated statements of operations and comprehensive income and statements of cash flow for the three-month periods ended March 31, 2008 and March 31, 2007.

FutureFuel Corp.
Consolidated Balance Sheets
As at March 31, 2008 and December 31, 2007
(Dollars in thousands)
	(Unaudited) March 31, 2008	December 31, 2007
Assets
Cash and cash equivalents	$34,309	$54,655
Accounts receivable, net of allowances of $42 and $42, respectively	20,960	17,514
Inventory	28,555	24,192
Prepaid expenses	1,070	1,200
Marketable debt securities	37,103	15,086
Other current assets	1,239	541
Total current assets	123,236	113,188
Property, plant and equipment, net	97,444	95,036
Restricted cash and cash equivalents	3,311	3,263
Intangible assets	406	435
Other assets	3,830	4,191
Total noncurrent assets	104,991	102,925
Total Assets	$228,227	$216,113
Liabilities and Stockholders’ Equity
Accounts payable	$15,278	$12,622
Accounts payable – related parties	50	121
Income taxes payable	2,561	1,231
Short term contingent consideration	277	197
Current deferred income tax liability	4,843	4,597
Accrued expenses and other current liabilities	2,920	3,370
Total current liabilities	25,929	22,138
Long term contingent consideration	1,881	1,989
Deferred revenue	3,453	1,571
Other noncurrent liabilities	1,187	1,126
Noncurrent deferred income taxes	19,942	19,667
Total noncurrent liabilities	26,463	24,353
Total Liabilities	52,392	46,491
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,700,000 issued and outstanding	3	3
Accumulated other comprehensive income	111	58
Additional paid in capital	158,436	158,436
Retained earnings	17,285	11,125
Total stockholders’ equity	175,835	169,622
Total Liabilities and Stockholders’ Equity	$228,227	$216,113

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues	$43,220	$37,506
Cost of goods sold	31,212	39,658
Cost of goods sold – related parties	736	-
Distribution	690	296
Gross profit (loss)	10,582	(2,448)
Selling, general and administrative expenses
Compensation expense	438	317
Other expense	303	454
Related party expense	38	30
Research and development expenses	956	991
	1,735	1,792
Income (loss) from operations	8,847	(4,240)
Interest income	768	940
Interest expense	(5)	(5)
Loss on foreign currency	(130)	-
Other income	6	-
	639	935
Income (loss) before income taxes	9,486	(3,305)
Provision (benefit) for income taxes	3,326	(1,265)
Net income (loss)	$6,160	$(2,040)

Earnings (loss) per common share
Basic	$0.23	$(0.08)
Diluted	$0.23	$(0.08)
Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	26,700,000	26,700,000

Comprehensive Income
Net income (loss)	$6,160	$(2,040)
Other comprehensive income, net of tax of $32 in 2008	53	-
Comprehensive income (loss)	$6,213	$(2,040)

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows provide by operating activities
Net income (loss)	$6,160	$(2,040)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,295	974
Provision (benefit) for deferred income taxes	488	(1,416)
Change in fair value of derivative instruments	(676)	2,817
Accretion on the discount of marketable debt securities	(83)	-
Losses on disposals of fixed assets	1	44
Noncash interest expense	5	5
Changes in operating assets and liabilities:
Accounts receivable	(3,446)	3,175
Inventory	(4,363)	4,243
Prepaid expenses	130	320
Accrued interest on marketable debt securities	34	-
Other assets	362	(322)
Accounts payable	2,656	(2,615)
Accounts payable – related parties	(71)	95
Income taxes payable	1,330	(1,371)
Accrued expenses and other current liabilities	(450)	675
Accrued expenses and other current liabilities – related parties	-	23
Deferred revenue	1,882	-
Other noncurrent liabilities	56	190
Net cash provided by operating activities	5,310	4,797
Cash flows used in investing activities
Restricted cash	(48)	(37)
Collateralization of derivative instruments	(22)	(1,071)
Purchase of marketable securities	(31,882)	-
Proceeds from the sale of marketable securities	10,000	-
Contingent purchase price payment	(28)	(13)
Capital expenditures	(3,676)	(4,937)
Net cash used in investing activities	(25,656)	(6,058)
Cash flows used in financing activities
Financing fee	-	(50)
Net cash used in financing activities	-	(50)
Net change in cash and cash equivalents	(20,346)	(1,311)
Cash and cash equivalents at beginning of period	54,655	63,129
Cash and cash equivalents at end of period	$34,309	$61,818

Cash paid for interest	$-	$-
Cash paid for taxes	$1,450	$1,380

The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

1)           Nature of operations and basis of presentation

FutureFuel Corp.

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering.

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

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2007 audited consolidated financial statements and should be read in conjunction with the 2007 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform with the current year presentation.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements are presented in conformity with generally accepted accounting principles in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of FutureFuel and its wholly owned subsidiary, FutureFuel Chemical.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	March 31, 2008	December 31, 2007
At first-in, first-out or average cost (approximates current cost)
Finished goods	$11,909	$8,993
Work in process	864	1,091
Raw materials and supplies	17,513	15,670
	30,286	25,754
LIFO reserve	(1,731)	(1,562)
Total inventories	$28,555	$24,192

3)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2008		December 31, 2007
	Quantity (000 bbls) Long/ (Short)	Fair Market Value	Quantity (000 bbls) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in prepaid expenses and other current assets	(145)	$1,120	-	$-
Regulated options, included in prepaid expenses and other current assets	(50)	$(691)	(100)	$(247)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $810 and $788 at March 31, 2008 and December 31, 2007, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included in other current assets and comprise the entire account balance.

4)           Marketable debt securities

FutureFuel has made investments in certain U.S. treasury bills and notes.  As of March 31, 2008, these marketable debt securities have maturities ranging from April 2008 to August 2009.  FutureFuel anticipates these securities being sold or maturing within one year, regardless of the maturity date, and has therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through March 31, 2008.

The fair market value of these marketable debt securities, including accrued interest, totaled $20,187 and $15,086 at March 31, 2008 and December 31, 2007, respectively.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of March 31, 2008, these securities had maturities ranging from May 2002 to March 2037.  FutureFuel has classified these instruments as current assets in the accompanying consolidated balance sheet as the issuers of these instruments have exercised their right to repurchase these instruments and such repurchases took place in April 2008.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

stockholders’ equity.  No realized gains or losses have been incurred related to these securities through March 31, 2008.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $16,916 at March 31, 2008.  No auction rate securities were held by FutureFuel at December 31, 2007.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2008	December 31, 2007
Accrued employee liabilities	$1,238	$1,722
Accrued property, use and franchise taxes	1,396	1,110
Accrued professional fees	30	30
Other	256	508
Total	$2,920	$3,370

6)           Borrowings

In March 2007 FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and the general corporate purposes of FutureFuel Chemical.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

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

As March 31, 2008, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended March 31,
	2008	2007
Provision for income taxes	$3,326	$(1,265)
Effective tax rate	35.1%	38.3%

The effective tax rates for the three months ended March 31, 2008 and 2007 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at March 31, 2008 and December 31, 2007, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $56 and $0 at March 31, 2008 and December 31, 2007, respectively, for interest or tax penalties.

FutureFuel and its subsidiary, FutureFuel Chemical, file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel was incorporated in 2005 and is subject to U.S., state and local examinations by tax authorities from 2005 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	March 31, 2008	March 31, 2007
Net income (loss) available to common stockholders	$6,160	$(2,040)

Weighted average number of common shares outstanding	26,700,000	26,700,000
Effect of warrants	-	-
Weighted average diluted number of common shares outstanding	26,700,000	26,700,000

Basic earnings per share	$0.23	$(0.08)
Diluted earnings per share	$0.23	$(0.08)

Warrants to purchase 22,500,000 shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share as they were anti-dilutive in both periods presented.

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

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2008	$36,405	$6,815	$43,220
March 31, 2007	$32,300	$5,206	$37,506

For the three months ended March 31, 2008 and 2007, revenues from Mexico accounted for 11% and 13%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 4% of total revenues for the three months ended March 31, 2008.  Other than Mexico and Canada, revenues from a single foreign country during the three months ended March 31, 2008 and 2007 did not exceed 2% of total revenues.

Summary of business by segment

	March 31, 2008	March 31, 2007
Revenues
Chemicals	$38,716	$35,654
Biofuels	4,504	1,852
Revenues	$43,220	$37,506
Segment gross margins
Chemicals	$8,440	$5,447
Biofuels	2,142	(7,895)
Segment gross margins	10,582	(2,448)
Corporate expenses	(1,735)	(1,792)
Income (loss) before interest and taxes	8,847	(4,240)
Interest income	768	940
Interest and other expense	(129)	(5)
Provision for income taxes	(3,326)	1,265
Net income (loss)	$6,160	$(2,040)

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment was favorably impacted by the receipt of $2,000 from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period funding is received.

Notes to Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

10)         Fair value measurements

FutureFuel adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective January 1, 2008.  Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of FutureFuel.  Unobservable inputs are inputs that reflect FutureFuel’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Available for sale:
U.S. Treasuries	$20,187	$20,187	$-	$-
Auction rate securities	$16,916	$-	$16,916	$-
Derivative instruments	$(429)	$(429)	$-	$-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, set forth herein.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.  See “Forward Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Results of Operations

In General

FutureFuel Chemical Company’s historical revenues have been generated through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzenesulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation, a major life sciences company; and (iii) two other product lines (CPOs and DIPBs) produced under conversion contracts for Eastman Chemical Company.  The major product line in the performance chemicals group is SSIPA/LiSIPA, polymer modifiers that aid the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel as a product.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  FutureFuel Chemical Company pays for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by FutureFuel Chemical Company for the bleach activator is indexed to changes in labor, energy, inflation and the key external raw materials, enabling FutureFuel Chemical Company to pass along most inflationary increases in production costs to the customer.

FutureFuel Chemical Company has been the exclusive manufacturer for its customer of a proprietary herbicide and certain intermediates.  These products are beginning to face some generic competition, and no assurances can be given that FutureFuel Chemical Company will remain the exclusive manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that FutureFuel Chemical Company is responsible for purchasing and/or providing, and we do not anticipate this to change going forward.

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

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  Capacity was initially 3 million gallons per year, increasing to 24 million gallons per year by the end of 2007 through a dedicated continuous processing line and, to a lesser extent, batch processing.  During 2006 and 2007, FutureFuel Chemical Company sold for its own account and produced, for a fee, biodiesel for a third party under a tolling agreement.  The tolling agreement terminated on September 30, 2007 and was not renewed.  Today, FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have plans to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year by the end of 2008 through the addition of a second continuous processing line.

The majority of our and FutureFuel Chemical Company’s expenses are cost of goods sold.  Cost of goods sold reflects raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of FutureFuel Chemical Company’s plant.  Significant conversion costs include labor, benefits, energy, supplies and maintenance and repair.  In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity.  Finally, cost of goods sold includes hedging gains and losses recognized by us.  Cost of goods sold is allocated to the chemical and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative and research and development expenses.  These expense categories include expenses that were directly incurred by us and FutureFuel Chemical Company.

The discussions of results of operations that follow are based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.

           Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenues: Revenues for the quarter ended March 31, 2008 were $43,220,000 as compared to revenues for the quarter ended March 31, 2007 of $37,506,000, an increase of 15%.  The increase was attributable to increased demand by our customers for all products except DIPB, where revenue declined 44%.  Revenues from biofuels increased 143% and accounted for 10% of total revenues in 2008 as compared to 5% in 2007.  Revenues from the bleach activator increased 3% and accounted for 49% of total revenues in 2008 as compared to 55% in 2007.  Revenues from the proprietary herbicide and intermediates increased 36% and accounted for 17% of total revenues in 2008 as compared to 14% in 2007.  Revenues from CPOs increased 37% in 2008 and accounted for 5% of total revenues in 2008 as compared to 4% in 2007.  Revenues from DIPBs decreased 44% and accounted for 4% of total revenues in 2008 as compared to 8% in 2007.  Revenues from SSIPA/LiSIPA increased 29% and accounted for 6% of total revenues in 2008 as compared to 5% in 2007.  Revenues from other products increased 21% and accounted for 9% of total revenues in both 2008 and 2007.

Revenues from the bleach activator were generally in-line with expectations.  We had anticipated very strong demand from our customer in the first quarter of 2008 but a significant portion of this increased demand was requested and shipped in the fourth quarter of 2007.  Revenues for the first quarter of 2008 were moderately weaker than the fourth quarter of 2007 but stronger than each of the first three quarters of 2007.  We anticipate stable demand from our customer through the rest of 2008.  Revenues from the proprietary herbicide and intermediates increased 36% during the first quarter of 2008 due to strong demand from the agricultural markets for this product.  We expect demand to remain strong for the remainder of 2008.  Demand from this customer typically fluctuates during the year as the customer manages inventory levels and responds to changing market conditions – hence it is difficult to project with accuracy when or if demand may decline.  Of the 35% increase in revenues for the first quarter of 2008, higher volumes contributed 20%.  In addition, FutureFuel Chemical Company increased price 3% in January 2008 to mitigate the impact of increasing raw material costs for the product group.  The remaining increase was due to product mix.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 66% of revenues in the quarter ended March 31, 2008 as compared to 69% in the quarter ended March 31, 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together decreased 16% during the first quarter of 2008.  Revenues from CPOs increased nearly 40%, the majority of which is attributable to increased volume.  The increase from CPOs was more than offset by a 44% decline in revenues of DIPB.  The decline in DIPB resulted from increased competition in our customer’s market and the general decline in the housing and building industries, which are a large consumer of DIPB end products.  Revenues from DIPB have been steadily declining each quarter since the first quarter of 2007 as these market conditions came into effect.  Revenues from DIPB declined only 3% when compared to the fourth quarter of 2007.  We believe future market conditions for DIPB will be challenging but that demand from our customer will increase moderately in the second half of 2008.

Revenue from biodiesel increased in the first quarter of 2008 due to both higher selling prices for biodiesel and increased capacity utilization.  FutureFuel Chemical Company’s continuous production line was shut down from February 2007 to May 2007 as a result of a fire.  This incident negatively impacted production in the first quarter of 2007.  Additionally, FutureFuel Chemical Company completed the construction of additional storage for feedstock and finished products as well as rail loading and unloading facilities in the first quarter of 2008.  The addition of this infrastructure has enabled FutureFuel Chemical Company to produce biodiesel at higher sustainable rates.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended March 31, 2008 were $32,638,000 as compared to total cost of goods sold and distribution for the quarter ended March 31, 2007 of $39,954,000, a decrease of 18%.

Cost of goods sold and distribution for the quarter ended March 31, 2008 for FutureFuel Chemical Company’s chemicals segment were $30,276,000 as compared to cost of goods sold and distribution for the quarter ended March 31, 2007 of $30,207,000.  Gross margins improved for all chemical products during the first quarter of 2008 as compared to 2007, with the exception of the bleach activator, where gross margins were flat.  As a whole, gross margin for the chemicals segment increased from 15% of total chemical revenues in the first quarter of 2007 to 22% in 2008.  Increased margins for the chemical segment are primarily attributable to cost reduction efforts implemented during 2007.  The increase in gross margin for the bleach activator attributable to cost reduction was offset by increased fixed cost allocations related to idle batch plant capacity by moving biodiesel to a more cost efficient continuous operation.

Cost of goods sold and distribution for the quarter ended March 31, 2008 for FutureFuel Chemical Company’s biofuels segment were $2,279,000 as compared to cost of goods sold and distribution for the quarter ended March 31, 2007 of $9,747,000.  This 77% decrease in cost of goods sold and distribution resulted from the following four factors.  First, we received $2 million from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007.  The funding grant has two windows: January 1, 2007 - June 30, 2008 and July 1, 2008 - June 30, 2009, with up to $0.20 per gallon of biodiesel produced

(limited to $2 million).  With our production during 2007, we have exceeded the funding available during the first window but we expect to begin applying for this funding beginning in the second half of 2008.  We will continue to recognize income in the period funding is received.  Second, we sold certain biodiesel feedstock based on an analysis of market value relative to product margins from converting the feedstock.  We intend to continue pursuing these opportunities where appropriate.  Third, we produced biodiesel primarily in batch processes during the first quarter of 2007 as a result of the fire in early February.  During 2008, 100% of production was from the continuous line, which is more efficient and produces higher volumes per reactor than the batch process and absorbs fewer overhead costs per gallon of biodiesel produced.  We will continue to focus our production on our continuous line, utilizing batch processes only to achieve higher capacity rates when market conditions so warrant, to test new processing techniques, and to experiment with various alternative feedstock.  Finally, we recognized a gain of $252,000 related to hedging activities in the first quarter of 2008 as compared to a loss of $4,026,000 in the first quarter of 2007.

Operating Expenses:  Operating expenses decreased from $1,792,000 for the quarter ended March 31, 2007 to $1,735,000 for the quarter ended March 31, 2008, or approximately 3%.  This decrease was primarily the result of cost improvement strategies pursued during 2007.

Provision for Income Taxes:  The effective tax rates for the three months ended March 31, 2008 and 2007 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $472,000 at March 31, 2007.

Critical Accounting Estimates

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for 2008 and 2007 related to two specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Both customers’ credit and payment terms are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $10,917,000 and $7,946,000 for the three months ended March 31, 2008 and 2007, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March  31, 2008 and 2007 are set forth in the following chart.

(Dollars in thousands)

	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$5,310	$4,797
Net cash used in investing activities	$(25,656)	$(6,058)
Net cash provided by (used in) financing activities	$-	$(50)

Operating Activities:  Cash provided by operating activities increased from $4,797,000 during the first quarter of 2007 to $5,310,000 during the first quarter of 2008.  While not a significant change in total, there were several underlying adjustments in cash provided by operating activities and changes in operating assets and liabilities that were material on an individual basis.  Cash generated from (used in) the change in fair value of marketable securities decreased from $2,817,000 in the first quarter of 2007 to $(676,000) in 2008.  The decrease is a result of changes in the market value of derivative instruments and cash held in the margin account maintained with a broker to collateralize these derivative instruments.  Cash generated from (used in) changes in accounts receivable decreased from $3,175,000 in the first quarter of 2007 to $(3,446,000) in 2008.  The decrease is a result of unusual activity during the first quarter of 2007 as we collected substantial receivables from Eastman Chemical Company that it had collected on our behalf and held as of December 31, 2006, as well as a build in our accounts receivable balance from March 31, 2007 to March 31, 2008.  Cash generated from (used in) changes in inventory decreased from $4,243,000 in the first quarter of 2007 to $(4,363,000) in 2008.  The decrease is primarily attributable to a build in raw material and finished product inventory from March 31, 2007 to March 31, 2008 as our business activities increased.  Cash generated from (used in) accounts payable increased from $(2,615,000) in the first quarter of 2007 to $2,656,000 in 2008.  The increase is the result of a build in our accounts payable balance from $10,330,000 at March 31, 2007 to $15,278,000 at March 31, 2008; this change itself is primarily the result of increased demand from our customers, and hence increased demand by us on our suppliers for raw materials.  Finally, cash generated from (used in) income taxes payable increased from $(1,371,000) in the first quarter of 2007 to $1,330,000 in 2008.  The increase is the result of higher profitability, and hence higher income tax expectations, during the first quarter of 2008.

Investing Activities:  Cash used in investing activities increased from $6,058,000 in the first quarter of 2007 to $25,656,000 in 2008.  This increase was primarily attributable to net cash flows used in the purchase of marketable securities of $31,882,000 and net cash flow provided by proceeds from the sale of marketable securities of $10,000,000 in the first quarter of 2008, as compared to no such activities in 2007.  The investing activities which spurred this change are further described below under “Capital Management”.

Financing Activities:  Cash used in financing activities was $50,000 in the first quarter of 2007 as compared to no activity in the first quarter of 2008.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.

Credit Facility

FutureFuel Chemical Company entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and general corporate purposes of FutureFuel Chemical Company.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon certain leverage ratio from time to time.

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

As of March 31, 2008 and December 31, 2007, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts aggregated $3,311,000 at March 31, 2008 and were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws will be completed.  Such financial assurance trusts are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The amounts held in trust are included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2008 and December 31, 2007.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2008 or December 31, 2007 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Capital Management

Over approximately the last six months, the global financial markets have experienced significant volatility and fluctuations in credit market liquidity.  In some instances, these market conditions have caused companies to reconsider the classification of certain investments on their balance sheets and, in some cases, to record losses on the reduced fair market value of those investments.  To date, as more fully described in the following paragraphs, we have been able to avoid these problems through our active management of our short-term investments and cash.

As a result of our initial equity offering and the subsequent positive operating results of FutureFuel Chemical Company, we have accumulated excess working capital.  At the present time, we intend to retain all cash to fund infrastructure and capacity expansion at FutureFuel Chemical Company and to pursue complimentary acquisitions in the oil and gas industry.  While in the present state of having excess working capital, we intend to manage these assets in such a way as to generate sufficient returns on these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In the first quarter of 2008, the management of these funds has largely taken the form of investments in U.S. Treasury bills and bonds, investments in auction rate securities, investments in foreign currency and the holding of cash in money market, or similar, bank accounts.

Beginning in late 2007, we made investments in certain U.S. treasury bills and notes.  As of March 31, 2008, these debt securities had maturities ranging from April 2008 to August 2009.  These debt securities are recorded at fair market value in our accompanying consolidated balances sheet, which, including accrued interest, totaled $20,187,000 at March 31, 2008.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, none of the auction rate securities in which we have invested have failed to auction.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $16,916,000 at March 31, 2008.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

In 2008, we made an investment in a certain foreign currency.  This investment was converted into U.S. Dollars at the applicable exchange rate at March 31, 2008 for financial reporting purposes and was recorded as a component of cash and cash equivalents in our accompanying consolidated balance sheet as the investment’s original maturity date was three months or less at the time of investment.

Lastly, we maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Subsequent Events

We have entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and we terminated the contractor and have undertaken the general contractor role ourselves.  At this time, we are unable to determine what effect that general contractor’s default will have on us or our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on FutureFuel Chemical Company’s costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (electricity, coal, biofuel feedstock, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains a significant risk.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  Under these standards, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2008 or 2007.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of March 31, 2008 and December 31, 2007, the fair values of our derivative instruments were a net asset (liability) in the amount of $429,000 and $(247,000), respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat, electricity, coal and caustic soda.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in the first quarter of 2008.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 2% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	8,736	LB	10.0%	$ 326	3.1%
Electricity	23	MWH	10.0%	$ 125	1.2%
Coal	17	Ton	10.0%	$ 116	1.1%
Caustic soda	7,633	LB	10.0%	$ 101	1.0%

__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2008.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

In 2008, we made an investment in certain foreign currency.  No such investment was held at December 31, 2007.  We estimate that a hypothetical 10 percent weakening of this foreign currency relative to the U.S. dollar at March 31, 2008 would decrease future cash flows by $2,000,000.

As of March 31, 2008 and December 31, 2007, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

Neither we nor our subsidiary are a party to, nor is any of ours or their property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to their businesses and FutureFuel Chemical Company has sued a contractor for breach of contract in connection with the construction of a processing line for a new chemical product.  From time to time, FutureFuel Chemical Company and its operations may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Amendment No. 3 to Form 10 Registration Statement filed with the Securities and Exchange Commission on April 9, 2008 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

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

Date:  May 15, 2008