Form 10-Q
period 2008-06-30
FutureFuel Corp.
filed 2008-08-14
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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
Yes  ⁫  No  √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2008: 26,800,000

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer ⁫
Non-accelerated filer √	Smaller reporting company ⁫

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2008 and our audited consolidated balance sheet as at December 31, 2007, the unaudited consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2008 and June 30, 2007, and the unaudited consolidated statements of cash flow for the six-month periods ended June 30, 2008 and June 30, 2007.

FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2008 and December 31, 2007
(Dollars in thousands)
	(Unaudited) June 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$1,584	$54,655
Accounts receivable, net of allowances for doubtful accounts of $42 at June 30, 2008 and December 31, 2007	22,888	17,514
Inventory	26,302	24,192
Income taxes receivable	304	-
Prepaid expenses	667	1,200
Marketable debt and auction rate securities	69,333	15,086
Other current assets	1,060	541
Total current assets	122,138	113,188
Property, plant and equipment, net	100,973	95,036
Restricted cash and cash equivalents	3,341	3,263
Intangible assets	378	435
Other assets	3,246	4,191
Total noncurrent assets	107,938	102,925
Total Assets	$230,076	$216,113
Liabilities and Stockholders’ Equity
Accounts payable	$12,408	$12,622
Accounts payable – related parties	230	121
Income taxes payable	-	1,231
Current deferred income tax liability	4,378	4,597
Short term contingent consideration	657	197
Accrued expenses and other current liabilities	3,632	3,370
Total current liabilities	21,305	22,138
Long term contingent consideration	1,413	1,989
Deferred revenue	6,749	1,571
Other noncurrent liabilities	1,204	1,126
Noncurrent deferred income tax liability	20,354	19,667
Total noncurrent liabilities	29,720	24,353
Total Liabilities	51,025	46,491
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,700,000 issued and outstanding at June 30, 2008 and 26,700,000 issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	87	58
Additional paid in capital	158,763	158,436
Retained earnings	20,198	11,125
Total stockholders’ equity	179,051	169,622
Total Liabilities and Stockholders’ Equity	$230,076	$216,113

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three Months Ended June 30,
	2008	2007
Revenues	$49,896	$41,580
Revenues – related parties	-	40
Cost of goods sold	43,720	35,491
Cost of goods sold – related parties	846	83
Distribution	879	464
Gross profit	4,451	5,582
Selling, general and administrative expenses
Compensation expense	890	444
Formation expense	-	74
Other expense	249	251
Related party expense	66	53
Research and development expenses	1,008	678
	2,213	1,500
Income from operations	2,238	4,082
Interest income	846	877
Interest expense	(5)	(8)
Gain on foreign currency	511	5
Gain on sale of marketable debt securities	83	-
Other expense	-	(68)
	1,435	806
Income before income taxes	3,673	4,888
Provision for income taxes	760	1,981
Net income	$2,913	$2,907

Earnings per common share
Basic	$0.11	$0.11
Diluted	$0.11	$0.09
Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	26,735,387	32,045,246

Comprehensive Income
Net income	$2,913	$2,907
Other comprehensive loss, net of tax benefit of $14 in 2008	(24)	-
Comprehensive income	$2,889	$2,907

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Revenues	$93,116	$79,087
Revenues – related parties	-	40
Cost of goods sold	74,933	75,150
Cost of goods sold – related parties	1,582	83
Distribution	1,568	760
Gross profit	15,033	3,134
Selling, general and administrative expenses
Compensation expense	1,328	761
Formation expense	-	74
Other expense	553	705
Related party expense	104	83
Research and development expenses	1,964	1,669
	3,949	3,292
Income (loss) from operations	11,084	(158)
Interest income	1,616	1,819
Interest expense	(11)	(13)
Gain on foreign currency	381	5
Gain on sale of marketable debt securities	83	-
Other income (expense)	6	(68)
	2,075	1,743
Income before income taxes	13,159	1,585
Provision for income taxes	4,086	718
Net income	$9,073	$867

Earnings per common share
Basic	$0.34	$0.03
Diluted	$0.34	$0.03
Weighted average shares outstanding
Basic	26,700,000	26,700,000
Diluted	26,717,693	32,037,968

Comprehensive Income
Net income	$9,073	$867
Other comprehensive income, net of tax of $18 in 2008	29	-
Comprehensive income	$9,102	$867

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash flows provide by operating activities
Net income	$9,073	$867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,743	2,127
Provision for deferred income taxes	461	349
Change in fair value of derivative instruments	274	946
Accretion of the discount of marketable debt securities	(90)	-
Losses on disposals of fixed assets	10	112
Stock based compensation	327	-
Noncash interest expense	11	11
Changes in operating assets and liabilities:
Accounts receivable	(5,374)	2,565
Inventory	(2,866)	1,508
Income taxes receivable	(304)	(853)
Prepaid expenses	533	661
Accrued interest on marketable debt securities	(296)	-
Other assets	945	(305)
Accounts payable	(214)	1,623
Accounts payable – related parties	109	68
Income taxes payable	(1,231)	(1,916)
Accrued expenses and other current liabilities	262	423
Accrued expenses and other current liabilities – related parties	-	(40)
Deferred revenue	5,178	-
Other noncurrent liabilities	56	190
Net cash provided by operating activities	9,607	8,336
Cash flows used in investing activities
Restricted cash	(78)	(74)
Collateralization of derivative instruments	(793)	1,444
Purchase of marketable securities	(24,992)	-
Proceeds from the sale of marketable securities	30,080	-
Purchase of auction rate securities, net	(58,900)	-
Proceeds from the sale of fixed assets	8	-
Contingent purchase price payment	(117)	(59)
Capital expenditures	(7,886)	(9,806)
Net cash used in investing activities	(62,678)	(8,495)
Cash flows used in financing activities
Financing fee	-	(50)
Net cash used in financing activities	-	(50)
Net change in cash and cash equivalents	(53,071)	(209)
Cash and cash equivalents at beginning of period	54,655	63,129
Cash and cash equivalents at end of period	$1,584	$62,920

Cash paid for interest	$-	$3
Cash paid for taxes	$5,103	$2,992

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	June 30, 2008	December 31, 2007
At first-in, first-out or average cost (approximates current cost)
Finished goods	$11,059	$8,993
Work in process	1,546	1,091
Raw materials and supplies	16,701	15,670
	29,306	25,754
LIFO reserve	(3,004)	(1,562)
Total inventories	$26,302	$24,192

3)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2008		December 31, 2007
	Quantity (Contracts) Long/ (Short)	Fair Market Value	Quantity (Contracts) Long/ (Short)	Fair Market Value
Regulated options, included in prepaid expenses and other current assets	(125)	$(521)	(100)	$(247)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,581 and $788 at June 30, 2008 and December 31, 2007, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included in other current assets and comprise the entire account balance.

4)           Marketable debt securities

FutureFuel has made investments in treasury bonds of a certain foreign government.  As of June 30, 2008, these marketable debt securities have a maturity date of September 12, 2008.  FutureFuel has classified these marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The fair market value of these marketable debt securities, including accrued interest, totaled $10,349 at June 30, 2008.  No such investments were held at December 31, 2007.

At December 31, 2007, FutureFuel had investments in certain U.S. treasury bills and notes.  These investments either matured or were sold during the six months ended June 30, 2008.  A realized gain of $83 was recognized by FutureFuel on the sale of these securities.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of June 30, 2008, these securities had maturities ranging from August 2016 to November 2047.  FutureFuel has classified these instruments as current assets in the accompanying consolidated balance sheet as the issuers of these instruments have either exercised their right to repurchase these instruments or a liquid market still exists for these securities, which allows FutureFuel to exit these positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  Therefore, regardless of their maturity dates, FutureFuel has classified these investments as current.  FutureFuel has

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through June 30, 2008.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $58,984 at June 30, 2008.  No auction rate securities were held by FutureFuel at December 31, 2007.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2008	December 31, 2007
Accrued employee liabilities	$2,170	$1,722
Accrued property, use and franchise taxes	1,396	1,110
Accrued professional fees	30	30
Other	36	508
Total	$3,632	$3,370

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

As June 30, 2008, no borrowings were outstanding under this credit facility.

7)           Stock based compensation

The board of directors of FutureFuel adopted an omnibus incentive plan which was approved by the shareholders of FutureFuel at its 2007 annual shareholder meeting on June 26, 2007.  The purpose of the plan is to:

•
Encourage ownership in FutureFuel by key personnel whose long-term employment with or engagement by FutureFuel or its subsidiaries is considered essential to its continued progress and, thereby, encourage recipients to act in FutureFuel’s shareholders’ interests and share in its success;

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

•	Encourage such persons to remain in FutureFuel’s employ or in the employ of its subsidiaries; and
•	Provide incentives to persons who are not FutureFuel employees to promote FutureFuel’s success.

The plan authorizes FutureFuel to issue stock options (including incentive stock options and nonqualified stock options), stock awards and stock appreciation rights.  Eligible participants in the plan include: (i) members of FutureFuel’s board of directors and its executive officers; (ii) regular, active employees of FutureFuel and any of its subsidiaries; and (iii) persons engaged by FutureFuel or any of its subsidiaries to render services to FutureFuel or its subsidiaries as an advisor or consultant.

Awards under the plan are limited to shares of FutureFuel’s common stock, which may be shares acquired by FutureFuel, including shares purchased in the open market, or authorized but un-issued shares.  Awards will be limited to 10% of the issued and outstanding shares of FutureFuel’s common stock in the aggregate.

The plan became effective upon its approval by FutureFuel’s shareholders on June 26, 2007 and continues in effect for a term of ten years thereafter unless amended and extended by FutureFuel or unless otherwise terminated.

FutureFuel has adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and related interpretations and began recognizing compensation expense in its financial statements for stock based options based upon the grant-date fair value over the requisite service period.

In April 2008, FutureFuel granted a total of 250,000 stock options to members of its board of directors (“Director Options”).  Additionally, it granted a total of 55,000 stock options to selected members of its management (“Management Options”).  The options awarded have an exercise price equal to the average of the bid and ask price of FutureFuel’s common stock on the date of grant as established in private sales, which the board of directors determined to be the fair market value of such stock on that date.  The Director Options vested immediately upon grant.  One third of the Management Options vest on each of the annual anniversary dates of the grant.  Both the Director Options and the Management Options expire on April 7, 2013.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted in April 2008 are provided in the following table:

Assumptions	Director Options	Management Options
Expected volatility rate	46.78%	48.74%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.03%	2.26%
Expected forfeiture rate	0.00%	0.00%
Expected term in years	2.50	3.50

The volatility rate for the options granted is derived from the historical stock price volatility of a peer group of companies over the same time period as the expected term of each stock option award.  The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.  It is FutureFuel’s expectation that volatility rates for future stock option grants will be based on FutureFuel’s historical stock price volatility as FutureFuel develops a lengthier stock trading history.

The expected dividend yield is calculated using FutureFuel’s expected dividend amount over the expected term divided by the fair market value of FutureFuel’s common stock.

The risk-free interest rate is derived from the United States Federal Reserve’s published interest rates of daily yields for the same time period as the expected term.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

SFAS No. 123(R) specifies that only share-based awards expected to vest are to be included in share-based compensation expense.  The estimated forfeiture rates are based upon FutureFuel’s expected rate of forfeiture and are excluded from the quantity of awards included in share-based compensation expense.

FutureFuel has not historically granted stock options and therefore does not have a historical record of share-based award transactions on which to base an estimate of expected term.  FutureFuel has therefore elected to utilize the “simplified” method of estimating expected term as discussed in Staff Accounting Bulletins No. 107 and No. 110.

For the three and six month periods ended June 30, 2008 total share-based compensation expense (before tax) totaled $327.  $324, $2 and $1 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.

A summary of the activity of FutureFuel’s stock option awards for 2008 is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	-	-
Granted	305,000	$4.00
Exercised	-	-
Cancelled, forfeited or expired	-	-
Outstanding at June 30, 2008	305,000	$4.00

Weighted average remaining contractual life	4.77 years

Options exercisable at June 30, 2008	250,000	$4.00

Weighted average fair value of the options granted	n/a	$1.31

Available for grant at June 30, 2008	2,365,000	n/a

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable at June 30, 2008	Weighted- Average Exercise Price
$ 4.00	305,000	4.77 years	$ 4.00	250,000	$ 4.00

The weighted average remaining contractual life of all exercisable options is 4.77 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at June 30, 2008 are $320 and $263, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to June 30, 2008 exceeded the exercise price of the options granted.

For options unvested at June 30, 2008, approximately $74 in compensation expense will be recognized over the next 3.27 years.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Provision for income taxes

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Provision for income taxes	$760	$1,981	$4,086	$718
Effective tax rate	20.7%	40.5%	31.1%	45.3%

The effective tax rates for the three and six months ended June 30, 2008 and 2007 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $627 and $559 at June 30, 2008 and December 31, 2007, respectively, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $68 and $0 at June 30, 2008 and December 31, 2007, respectively, for interest or tax penalties.

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

9)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$2,913	$2,907	$9,073	$867

Weighted average number of common shares outstanding	26,700,000	26,700,000	26,700,000	26,700,000
Effect of warrants	-	5,345,246	-	5,337,968
Effect of stock options	35,387	-	17,673	-
Weighted average diluted number of common shares outstanding	26,735,387	32,045,246	26,717,673	32,037,968

Basic earnings per share	$0.11	$0.11	$0.34	$0.03
Diluted earnings per share	$0.11	$0.09	$0.34	$0.03

Warrants to purchase 22,500,000 shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six month periods ended June 30, 2008 as they were anti-dilutive in both periods.

10)         Segment information

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the three months ended June 30, 2008 and 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2008	$42,260	$7,636	$49,896
June 30, 2007	$35,882	$5,739	$41,620

FutureFuel’s revenues for the six months ended June 30, 2008 and 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2008	$78,665	$14,451	$93,116
June 30, 2007	$68,182	$10,945	$79,127

For the three months ended June 30, 2008 and 2007, revenues from Mexico accounted for 11% and 9%, respectively, of total revenues.  For the six months ended June 30, 2008 and 2007, revenues from Mexico accounted for 11% and 11%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 4% of total revenues for the three- and six-month periods ended June 30, 2008.  Other than Mexico and Canada, revenues from a single foreign country during the three and six months ended June 30, 2008 and 2007 did not exceed 2% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenues
Chemicals	$33,980	$34,414	$72,696	$70,069
Biofuels	15,916	7,206	20,420	9,058
Revenues	$49,896	$41,620	$93,116	$79,127

Segment gross margins
Chemicals	$6,997	$5,274	$15,437	$10,721
Biofuels	(2,546)	308	(404)	(7,587)
Segment gross margins	4,451	5,582	15,033	3,134
Corporate expenses	(2,213)	(1,500)	(3,949)	(3,292)
Income (loss) before interest and taxes	2,238	4,082	11,084	(158)
Interest and other income	1,440	882	2,086	1,824
Interest and other expense	(5)	(76)	(11)	(81)
Provision for income taxes	(760)	(1,981)	(4,086)	(718)
Net income (loss)	$2,913	$2,907	$9,073	$867

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment for the six months ended June 30, 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period funding is received.

11)         Fair value measurements

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

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Available for sale:
Treasury bonds of a certain foreign government	$10,349	$10,349	$-	$-
Auction rate securities	$58,984	$-	$58,984	$-
Derivative instruments	$(521)	$(521)	$-	$-

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

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  FutureFuel Chemical Company pays for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by FutureFuel Chemical Company for the bleach activator is indexed to changes in certain items, enabling FutureFuel Chemical Company to pass along most inflationary increases in production costs to the customer.

FutureFuel Chemical Company has been the exclusive manufacturer for its customer of a proprietary herbicide and certain intermediates.  These products are beginning to face some generic competition, and no assurances can be given that FutureFuel Chemical Company will remain the exclusive manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the then current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that FutureFuel Chemical Company is responsible for purchasing and/or providing.

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers.  Contract sales are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives and various specialty pharmaceutical intermediates that FutureFuel Chemical Company has in full commercial production or in development.  These products are currently sold in small quantities to a large customer base.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  In general, these products have no pricing mechanism or specific protection against raw material or conversion cost changes.

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  Capacity was initially 3 million gallons per year, increasing to 24 million gallons per year by the end of 2007 through a dedicated continuous processing line and, to a lesser extent, batch processing.  During 2006 and 2007, FutureFuel Chemical Company sold for its own account and produced, for a fee, biodiesel for a third party under a tolling agreement.  The tolling agreement terminated on September 30, 2007 and was not renewed.  Today, FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have plans to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year by the first quarter of 2009 through the addition of a second continuous processing line.  We believe we have successfully demonstrated our ability to keep our existing continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock.  Uncertainty related to our future biodiesel production relates mainly to extension of the $1 per gallon federal blenders credit.  At the present time it is unclear whether Congress will approve the Energy and Tax Extenders Act of 2008, the legislation which would extend the $1 per gallon credit through the end of 2009.  Please see Part II, Item 1.A. below for additional discussion of this risk.

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

           Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenues: Revenues for the quarter ended June 30, 2008 were $49,896,000 as compared to revenues for the quarter ended June 30, 2007 of $41,620,000, an increase of 20%.  The increase was mainly attributable to increased volumes of biodiesel produced and sold; revenue for the chemical business as a whole was relatively stable, declining 1%.  Revenues from biofuels increased 121% and accounted for 32% of total revenues in 2008 as compared to 17% in 2007.  Revenues from the bleach activator increased 1% and accounted for 39% of total revenues in 2008 as compared to 46% in 2007.  Revenues from the proprietary herbicide and intermediates increased 2% and accounted for 13% of total revenues in 2008 as compared to 15% in 2007.  Revenues from CPOs increased 2% in 2008 and accounted for 3% of total revenues in 2008 as compared to 4% in 2007.  Revenues from DIPBs increased 12% and accounted for 4% of total revenues in both 2008 and 2007.  Revenues from SSIPA/LiSIPA decreased 53% and accounted for 2% of total revenues in 2008 as compared to 6% in 2007.  Revenues from other products increased 11% and accounted for 7% of total revenues in 2008 as compared to 8% in 2007.

Revenues from the bleach activator were generally in-line with expectations.  We have experienced relatively stable demand from this customer since the first quarter of 2007 (with the exception of a peak in demand in the fourth quarter of 2007) and are not aware of any particular market or customer-specific dynamic that would materially change this trend in the second half of 2008.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 52% of revenues in the quarter ended June 30, 2008 as compared to 61% in the quarter ended June 30, 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together increased 7% during the second quarter of 2008, due mainly to a 12% increase in DIPB revenue which in turn is attributable to our customer replenishing low inventories.  We believe future market conditions for both CPOs and DIPBs will be challenging since both product lines are negatively impacted by the automotive and housing slowdown.  Our customer is optimistic that demand will hold firm at current levels at least through the second half of 2008 as a result of rising exports stemming from the year-to-date decline in the value of the U.S. dollar.

Revenues from SSIPA declined 53% during the second quarter of 2008 as compared to the same period of 2007.  One of SSIPA’s primary end uses is in carpet manufacturing and slowdowns in the housing market have reduced demand for our product.  We believe demand from this market has stabilized and we are focused on securing new customers and identifying new end-use applications for the product to replace lost revenues.

Revenue from biodiesel increased in the second quarter of 2008 due to higher selling prices for biodiesel, increased capacity utilization and increased demand from certain core customers.  FutureFuel Chemical Company’s continuous production line was shut down from February 2007 to May 2007 as a result of a fire.  This incident negatively impacted production in the second quarter of 2007.  Production during the second quarter of 2008 has run without any material shutdowns and FutureFuel Chemical Company has demonstrated on a consistent and sustained basis its ability to run at or near nameplate capacity of 24 million gallons per year.  Additionally, FutureFuel Chemical Company completed the construction of additional storage for feedstock and finished products as well as rail loading and unloading facilities in the first quarter of 2008.  Combined with a larger fleet of leased railcars, the addition of this infrastructure has enabled FutureFuel Chemical Company to produce and sell biodiesel at higher sustainable rates.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended June 30, 2008 were $45,445,000 as compared to total cost of goods sold and distribution for the quarter ended June 30, 2007 of $36,038,000, an increase of 26%.

Cost of goods sold and distribution for the quarter ended June 30, 2008 for FutureFuel Chemical Company’s chemicals segment were $26,983,000 as compared to cost of goods sold and distribution for the quarter ended June 30, 2007 of $29,140,000.  The reduction in cost of goods sold and distribution is primarily attributable to increased volumes of biodiesel sold, as higher biodiesel volumes will have the effect of allocating more fixed cost away from the chemicals segment to the biofuels segment.  The decrease is also due to the results of plant-wide cost reduction efforts that had not yet been completed as of the end of the second quarter of 2007.  These factors were partially offset by significant increases in raw material prices during the second quarter of 2008 as compared to the same period a year earlier.  In some cases FutureFuel Chemical Company has price protection built into its long-term contracts and in other cases FutureFuel Chemical Company is able to pass along price increases to its customers.  However, in many cases the price increases were material and immediate and FutureFuel Chemical Company was unable to preserve margin in all product lines; one example of this was the proprietary herbicide and intermediates where cost of goods sold and distribution increased more than 7% while revenues increased less than 2%.

Cost of goods sold and distribution for the quarter ended June 30, 2008 for FutureFuel Chemical Company’s biofuels segment were $18,462,000 as compared to cost of goods sold and distribution for the quarter ended June 30, 2007 of $6,898,000.  Aside from higher volumes in the second quarter of 2008 as compared to the second quarter of 2007, the increase in cost of goods sold and distribution is primarily due to losses on hedging activity of $4,328,000 during the second quarter of 2008.  A significant portion of these losses are tied to physical product that will not be sold until the third quarter of 2008, creating a timing difference that negatively impacts second quarter gross profit.  Excluding the hedging losses, the biofuels segment was profitable on a fully allocated basis during the second quarter of 2008.  However, without its hedging activity, the biofuels segment would be exposed to losses in environments of falling energy prices, such as the commodity price environment encountered thus far in the third quarter of 2008.  Over longer periods of time, we believe the timing differences in recognition of profit and loss on physical inventory versus financial contracts will disappear and that, at current run rates and feedstock prices, the biofuels segment will be break even or marginally profitable on a fully allocated basis.  On a variable contribution basis we anticipate contribution profit.  We have not historically entered (nor do we anticipate entering) into feedstock purchase agreements unless commodity markets at that particular point in time offer the ability to lock in variable contribution profit through the sale of futures or options on heating oil or equivalent hedging instruments.

Several additional factors impacted cost of goods sold and distribution during the second quarter of 2008.  First, we continued to sell certain biodiesel feedstock when opportunities existed in the market to generate margins on such sales in excess of those available from converting the feedstock; profit from these sales is reported as a credit to cost of goods sold and distribution.  Second, we produced biodiesel in the batch plant for several weeks towards the end of the second quarter of 2008 in order to meet a peak in demand we were seeing in the biodiesel market.  The continuous line is more efficient and produces higher volumes per reactor than the batch process and absorbs fewer overhead costs per gallon of biodiesel produced.  Hence, our decision to utilize batch equipment negatively impacted cost of goods sold and distribution on a fully allocated basis; on a variable basis the increased cost is less significant.  Third, we did not receive any funding from the State of Arkansas during the second quarter under the Arkansas Alternative Fuels Development Program.

Operating Expenses:  Operating expenses increased from $1,500,000 for the quarter ended June 30, 2007 to $2,213,000 for the quarter ended June 30, 2008, or 48%.  This increase was attributable to two factors.  First, compensation expense increased $446, or 100%, during the second quarter of 2008; stock option expense, which had not been incurred prior to the second quarter of 2008, accounted for the majority of this increase.  Second, research and development expense increased $330, mainly in support of a new specialty chemical project that we brought onsite during the second quarter of 2008.

Provision for Income Taxes:  The effective tax rates for the three months ended June 30, 2008 and 2007 reflect our expected tax rate on reported operating earnings before income taxes.  The reduced rate in the second quarter of 2008 as compared to the second quarter of 2007 is a result of our investments in certain tax-free securities during 2008 as well as our ability to apply gains on certain foreign currency transactions in the second quarter of 2008 against previously accumulated capital losses.  We do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $305,000 at June 30, 2008.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenues: Revenues for the six months ended June 30, 2008 were $93,116,000 as compared to revenues for the six months ended June 30, 2007 of $79,127,000, an increase of 18%.  The increase was mainly attributable to increased volumes of biodiesel produced and sold; revenue for the chemical business as a whole was relatively stable, increasing 4%.  Revenues from biofuels increased 124% and accounted for 23% of total revenues in 2008 as compared to 11% in 2007.  Revenues from the bleach activator increased 2% and accounted for 43% of total revenues in 2008 as compared to 50% in 2007.  Revenues from the proprietary herbicide and intermediates increased 17% and accounted for 15% of total revenues in both 2008 and 2007.  Revenues from CPOs increased 19% in 2008 and accounted for 4% of total revenues in both 2008 and 2007.  Revenues from DIPBs decreased 22% and accounted for 4% of total revenues in 2008 as compared to 6% in 2007.  Revenues from SSIPA/LiSIPA decreased 18% and accounted for 4% of total revenues in 2008 as compared to 5% in 2007.  Revenues from other products increased 16% and accounted for 7% of total revenues in 2008 as compared to 9% in 2007.

Revenues from the bleach activator were generally in-line with expectations.  We have experienced relatively stable demand from this customer since the first quarter of 2007 (with the exception of a peak in demand in the fourth quarter of 2007) and are not aware of any particular market or customer-specific dynamic that would materially change this trend in the second half of 2008.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 58% of revenues in the first half of 2008 as compared to 65% in first half of 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together decreased 6% during the first half of 2008, due mainly to a 22% reduction in DIPB revenues, which in turn is attributable to increased competition in our customer’s market and the general decline in the housing and building industries, which are large consumers of DIPB end products.  Revenues from DIPB have been steadily declining each quarter since the first quarter of 2007 as these market conditions came into effect.  We believe future market conditions for both CPOs and DIPBs will be challenging but that demand from our customer will hold firm at current levels at least through the second half of 2008.

Revenues from SSIPA declined 18% during the first half of 2008 as compared to the same period of 2007.  One of SSIPA’s primary end uses is in carpet manufacturing and slowdowns in the housing market have reduced demand for our product.  We believe demand from this market has stabilized and we are focused on securing new customers and identifying new end-use applications for the product to replace lost revenues.

Revenue from biodiesel increased in the first half of 2008 due to higher selling prices for biodiesel, increased capacity utilization and increased demand from certain core customers.  FutureFuel Chemical Company’s continuous production line was shut down from February 2007 to May 2007 as a result of a fire.  This incident negatively impacted production in the first half of 2007.  Production during the first half of 2008 has run without any material shutdowns and FutureFuel Chemical Company has demonstrated on a consistent and sustained basis its ability to run at or near nameplate capacity of 24 million gallons per year.  Additionally, FutureFuel Chemical Company completed the construction of additional storage for feedstock and finished products as well as rail loading and unloading facilities in the first quarter of 2008.  Combined with a larger fleet of leased railcars, the addition of this infrastructure has enabled FutureFuel Chemical Company to produce and sell biodiesel at higher sustainable rates.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the six months ended June 30, 2008 were $78,083,000 as compared to total cost of goods sold and distribution for the six months ended June 30, 2007 of $75,993,000, an increase of 3%.

Cost of goods sold and distribution for the six months ended June 30, 2008 for FutureFuel Chemical Company’s chemicals segment were $57,259,000 as compared to cost of goods sold and distribution for the six months ended June 30, 2007 of $59,348,000.  The reduction in cost of goods sold and distribution is primarily attributable to increased volumes of biodiesel sold, as higher biodiesel volumes will have the effect of allocating more fixed cost away from the chemicals segment to the biofuels segment.  The decrease is also due to the results of plant-wide cost reduction efforts that had not yet been completed as of the end of the first half of 2007.  These factors were partially offset by significant increases in raw material prices during the first half of 2008 (the second quarter in particular) as compared to the same period a year earlier.  In some cases FutureFuel Chemical Company has price protection built into its long-term contracts and in other cases FutureFuel Chemical Company is able to pass along price increases to its customers.  However, in many cases the price increases were material and immediate and it was impossible to preserve margin in all product lines.

Cost of goods sold and distribution for the six months ended June 30, 2008 for FutureFuel Chemical Company’s biofuels segment were $20,824,000 as compared to cost of goods sold and distribution for the six months ended June 30, 2007 of $16,645,000.  On a percentage basis, cost of goods sold and distribution for the biofuels segment increased 25% from 2007 to 2008 while revenues increased 125%.  FutureFuel Chemical Company was able to offset volume-based increases in cost through the following initiatives.  First, we received $2 million from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007.  The funding grant has two windows: January 1, 2007 - June 30, 2008 and July 1, 2008 - June 30, 2009, with up to $0.20 per gallon of biodiesel produced (limited to $2 million).  With our production during

2007, we exceeded the funding available during the first window but we have already applied for this funding in the second half of 2008.  We will continue to recognize income in the period funding is received.  Second, we sold certain biodiesel feedstock based on an analysis of market value relative to product margins from converting the feedstock; these sales are recorded as an offset to cost of goods sold and distribution.  We intend to continue pursuing these opportunities where appropriate.  Third, we produced biodiesel primarily in batch processes during the first quarter of 2007 as a result of the fire in early February that disabled our continuous line.  During 2008, we produced biodiesel almost entirely in the continuous line, with the exception of several weeks in June when we also produced biodiesel in batch processes to meet a seasonal peak in demand.  The continuous line is more efficient and produces higher volumes per reactor than the batch process and absorbs fewer overhead costs per gallon of biodiesel produced.  We will continue to focus our production on our continuous line, utilizing batch processes only to achieve higher capacity rates when market conditions so warrant, to test new processing techniques, and to experiment with various alternative feedstock.  Partially offsetting the above initiatives in the biofuels segment was a recognized loss of $4,328,000 during first half of 2008 related to hedging activities.  A significant portion of these losses are tied to physical product that will not be sold until the third quarter of 2008, creating a timing difference that negatively impacts first half 2008 gross profit.  Excluding the hedging losses the biofuels segment was profitable on a fully allocated basis during the first half of 2008.  After including the hedging losses, the biofuels segment was close to breakeven on a fully allocated basis.  Considerations related to hedging activity are more fully described above under the discussion of cost of goods sold and distribution for the biofuels segment for the second quarter of 2008 as compared to the second quarter of 2007.

Operating Expenses:  Operating expenses increased from $3,292,000 for the six months ended June 30, 2007 to $3,949,000 for the six months ended June 30, 2008, or approximately 20%.  This increase was attributable to two factors.  First, compensation expense increased $567, or 75%, during the first half of 2008; stock option expense, which had not been incurred prior to the second quarter of 2008, accounted for the majority of this increase.  Second, research and development expense increased $295, or 18%, mainly in support of a new specialty chemical project that we brought onsite during the second quarter of 2008.

Provision for Income Taxes:  The effective tax rates for the six months ended June 30, 2008 and 2007 reflect our expected tax rate on reported operating earnings before income taxes.  The reduced rate in the first half of 2008 as compared to the first half of 2007 is a result of our investments in certain tax-free securities during 2008 as well as our ability to apply gains on certain foreign currency transactions in the second quarter of 2008 against previously accumulated capital losses.  We do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $305,000 at June 30, 2008.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and two specialty chemical customers in 2007 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $21,387,000 and $16,008,000 for the six months ended June 30, 2008 and 2007, respectively.  Bill and hold revenue was higher in 2008 primarily from converting one customer’s product line entirely to a bill and hold arrangement.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2008 and 2007 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2008	June 30, 2007
Net cash provided by operating activities	$9,607	$8,336
Net cash used in investing activities	(62,678)	$(8,495)
Net cash used in financing activities	$-	$(50)

Operating Activities: Cash provided by operating activities increased from $8,336,000 during the first six months of 2007 to $9,607,000 during the first six months of 2008.  Cash provided by operating activities during the first six months of 2007 was primarily attributable to favorable changes in working capital accounts: change in accounts receivable contributed $2,565,000, change in inventory contributed $1,508,000 and change in accounts payable contributed $1,691,000.  Partially offsetting these changes was a reduction in cash due to change in income taxes payable of $(1,916,000).  Conversely, cash provided by operating activities during the first six months of 2008 was mainly attributable to net income and an increase in deferred revenue of $5,178,000.  FutureFuel Chemical Company experienced an increase in its working capital accounts during the first half of 2008: accounts receivable increased $5,374,000, inventory increased $2,886,000, and accounts payable decreased $105,000.  Other than the changes in cash discussed above, no single item resulted in a greater or less than $1 million change in cash with the exception of depreciation and amortization, which was $2,127,000 in the first half of 2007 and $2,743,000 in the first half of 2008.

Investing Activities: Cash used in investing activities increased from $(8,495,000) in the first half of 2007 to $(62,678,000) in the first half of 2008.  This increase was primarily attributable to net cash flows used in the purchase of marketable debt and auction rate securities.  These investments are further described below under “Capital Management”.

Financing Activities: Cash used in financing activities was $50,000 in the first half of 2007 as compared to no activity in the first half of 2008.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.

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

As of June 30, 2008 and December 31, 2007, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements are: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts aggregated $3,341,000 at June 30, 2008 and were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws will be completed.  Such financial assurance trusts are not reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.  The amounts held in trust are included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2008 and December 31, 2007.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2008 or December 31, 2007 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Capital Management

Over approximately the last twelve months, the global financial markets have experienced significant volatility and fluctuations in credit market liquidity.  In some instances, these market conditions have caused companies to reconsider the classification of certain investments on their balance sheets and, in some cases, to record losses on the reduced fair market value of those investments.  To date, as more fully described in the following paragraphs, we have been able to avoid these problems through our active management of our short-term investments and cash.

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

In the first six months of 2008, the management of these funds has largely taken the form of investments in U.S. treasury bills and bonds, investments in foreign denominated government bonds, investments in auction rate securities, investments in foreign currency and the holding of cash in money market or similar bank accounts.

Beginning in late 2007, we made investments in certain U.S. treasury bills and notes.  As of June 30, 2008, these debt securities had either matured or been sold.  We realized a gain of $83,000 on the sale of these securities.

In 2008 we made an investment in treasury bonds of a certain foreign government.  As of June 30, 2008, these marketable debt securities have a maturity date of September 12, 2008.  We have designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The fair market value of these securities, including accrued interest, totaled $10,349,000 at June 30, 2008.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $58,984,000 at June 30, 2008.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

In 2008, we made investments in certain foreign currencies.  These investments were converted into U.S. dollars at the applicable exchange rate at June 30, 2008 for financial reporting purposes and were recorded as components of cash and cash equivalents in our accompanying consolidated balance sheet.  At June 30, 2008, these balances were not significant.

Lastly, we maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us.  As a result, we terminated the contractor and have undertaken the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor has counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we are unable to determine what effect that general contractor’s default and/or his counterclaim will have on us or our financial condition.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of June 30, 2008 and December 31, 2007, the fair values of our derivative instruments were a net liability in the amount of $521,000 and $247,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat, electricity, caustic soda, coal and natural gas.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in the first half of 2008.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	39,624,289	LB	10.0%	$ 1,709	11.2%
Electricity	46,672	MWH	10.0%	$ 265	1.7%
Caustic soda	13,359,382	LB	10.0%	$ 188	1.2%
Coal	26,993	Ton	10.0%	$ 185	1.2%
Natural gas	157,362	KSCF	10.0%	$ 174	1.2%

__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2008.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

In 2008, we made investments in treasury bonds of a certain foreign government.  No such investments were held at December 31, 2007.  These bonds are denominated in Euros.  We estimate that a hypothetical 10 percent weakening of this foreign currency relative to the U.S. dollar at June 30, 2008 would decrease future cash flows by $1,035,000.

As of June 30, 2008 and December 31, 2007, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

From time to time, FutureFuel Chemical Company and its operations may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any such matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Amendment No. 3 to Form 10 Registration Statement filed with the Securities and Exchange Commission on April 9, 2008 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing except as follows.

The federal excise tax credit for biodiesel expires on December 31, 2008 and Congress has not enacted legislation to extend this credit.  If the credit expires, FutureFuel Chemical Company’s cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) receive half of this credit.  The tax incentive generally is taken by petroleum distributors and is passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008.

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2008.  If the tax credit is not extended, FutureFuel Chemical Company’s biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices by the beginning of 2009, FutureFuel Chemical Company would realize a negative biodiesel production margin.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

The U.S. biodiesel manufacturing base is contracting due to sustained increased feedstock costs for biodiesel.  This contraction may adversely affect FutureFuel Chemical Company’s ability to sell biodiesel.

U.S. biodiesel producers are encountering high feedstock costs.  For example, Illinois spot soybean prices were around 62.37¢ per pound as of June 18, 2008, up 86% year-on-year.  In light of these economics, at least 275 million gallons of biodiesel production/new construction has been halted or suspended since January 1, 2008.  Further industry consolidation is expected.  This industry contraction could affect the willingness of potential customers to purchase biodiesel if they perceive that the biodiesel market is not a stable long-term supply of product, which could adversely affect our sales and results of operations.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  The existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  Although we are not a target of such complaints and do not import biodiesel into the European community, the existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.  Such a reduction in demand could reduce the amount of biodiesel that FutureFuel Chemical Company sells, which could have an adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders

Our annual meeting of shareholders was held on June 24, 2008.  The following three matters were voted upon and approved by our shareholders.

•
Edwin A. Levy and Donald C. Bedell were reelected as Class A directors for terms expiring at the 2010 annual meeting of shareholders.  In each case, the result was 17,487,429 votes “for” reelection and 250,000 votes against reelection.

•
Lee E. Mikles and Thomas R. Evans were reelected as Class B directors for terms expiring at the 2011 annual meeting of shareholders.  In each case, the result was 17,487,429 votes “for” reelection and 250,000 votes against reelection.

•
The withdrawal of the admission of FutureFuel Corp.’s common stock to the AIM market of the London Stock Exchange plc was approved, to be effective July 14, 2008.  The result was 17,487,429 votes for and 250,000 votes against.

•	The ratification of the appointment of RubinBrown LLP as FutureFuel Corp.’s independent auditors for 2007 and 2008 was approved. The result was 17,487,429 votes for and 250,000 votes against.

In addition, warrant holders approved the withdrawal of the admission of FutureFuel Corp.’s warrants to purchase common stock to the AIM market, effective July 14, 2008.  The result was 12,034,572 votes for and 250,000 against.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Description
10.7
Purchase Agreement made and entered into as of April 1, 2008 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller

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

Date:  August 14, 2008