Form 10-Q
period 2008-09-30
FutureFuel Corp.
filed 2008-11-13
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 OR

⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2008: 28,150,500

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2008 and our audited consolidated balance sheet as at December 31, 2007, the unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2008 and September 30, 2007, and the unaudited consolidated statements of cash flow for the nine-month periods ended September 30, 2008 and September 30, 2007.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2008 and December 31, 2007
(Dollars in thousands)
	(Unaudited) September 30, 2008	December 31, 2007
Assets
Cash and cash equivalents	$27,427	$54,655
Accounts receivable, net of allowances for doubtful accounts of $0 at September 30, 2008 and $42 at December 31, 2007	20,379	17,514
Inventory	25,242	24,192
Income taxes receivable	1,126	-
Prepaid expenses	335	1,200
Marketable debt and auction rate securities	57,519	15,086
Other current assets	1,212	541
Total current assets	133,240	113,188
Property, plant and equipment, net	104,756	95,036
Restricted cash and cash equivalents	-	3,263
Intangible assets	349	435
Other assets	3,148	4,191
Total noncurrent assets	108,253	102,925
Total Assets	$241,493	$216,113
Liabilities and Stockholders’ Equity
Accounts payable	$14,209	$12,622
Accounts payable – related parties	471	121
Income taxes payable	-	1,231
Current deferred income tax liability	4,105	4,597
Short term contingent consideration	400	197
Line of credit	343	-
Accrued expense and other current liabilities	4,139	3,370
Total current liabilities	23,667	22,138
Long term contingent consideration	1,569	1,989
Deferred revenue	9,032	1,571
Other noncurrent liabilities	1,221	1,126
Noncurrent deferred income tax liability	20,953	19,667
Total noncurrent liabilities	32,775	24,353
Total Liabilities	56,442	46,491
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 26,835,000 issued and outstanding at September 30, 2008 and 26,700,000 issued and outstanding at December 31, 2007	3	3
Accumulated other comprehensive income	-	58
Additional paid in capital	159,461	158,436
Retained earnings	25,587	11,125
Total stockholders’ equity	185,051	169,622
Total Liabilities and Stockholders’ Equity	$241,493	$216,113
The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(Unaudited)
Three Months Ended September 30,
2008	2007
Revenues	$57,183	$46,558
Revenues – related parties	3,402	-
Cost of goods sold	44,611	38,787
Cost of goods sold – related parties	3,950	451
Distribution	1,144	435
Gross profit	10,880	6,885
Selling, general and administrative expenses
Compensation expense	652	926
Formation expense	-	43
Other expense	385	321
Related party expense	38	11
Research and development expenses	1,079	946
	2,154	2,247
Income from operations	8,726	4,638
Interest income	671	877
Interest expense	(6)	(5)
Gain (loss) on foreign currency	(89)	2
Loss on sale of marketable debt securities	(460)	-
	116	874
Income before income taxes	8,842	5,512
Provision for income taxes	3,453	2,169
Net income	$5,389	$3,343

Earnings per common share
Basic	$0.20	$0.13
Diluted	$0.19	$0.10
Weighted average shares outstanding
Basic	26,787,609	26,700,000
Diluted	28,821,986	32,286,294

Comprehensive Income
Net income	$5,389	$3,343
Other comprehensive income (loss), net of tax of $(52) in 2008 and $11 in 2007	(87)	17
Comprehensive income	$5,302	$3,360

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands, except per share amounts)
(Unaudited)
Nine Months Ended September 30,
	2008	2007
Revenues	$150,299	$125,645
Revenues – related parties	3,402	40
Cost of goods sold	119,544	113,407
Cost of goods sold – related parties	5,532	1,064
Distribution	2,713	1,195
Gross profit	25,912	10,019
Selling, general and administrative expenses
Compensation expense	1,980	1,687
Formation expense	-	117
Other expense	938	1,025
Related party expense	142	94
Research and development expenses	3,042	2,616
	6,102	5,539
Income from operations	19,810	4,480
Interest income	2,286	2,695
Interest expense	(17)	(18)
Gain on foreign currency	293	7
Loss on sale of marketable debt securities	(377)	-
Other income (expense)	6	(68)
	2,191	2,616
Income before income taxes	22,001	7,096
Provision for income taxes	7,539	2,886
Net income	$14,462	$4,210

Earnings per common share
Basic	$0.54	$0.16
Diluted	$0.53	$0.13
Weighted average shares outstanding
Basic	26,729,416	26,700,000
Diluted	27,419,338	32,274,327

Comprehensive Income
Net income	$14,462	$4,210
Other comprehensive income (loss), net of tax of $(35) in 2008 and $11 in 2007	(58)	17
Comprehensive income	$14,404	$4,227

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Dollars in thousands)
(Unaudited)

Nine Months Ended September 30,
2008	2007
Cash flows provide by operating activities
Net income	$14,462	$4,210
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,180	3,388
Provision for deferred income taxes	829	1,249
Change in fair value of derivative instruments	1,669	1,095
Loss on the sale of investments	377	-
Accretion of the discount of marketable debt securities	(103)	-
Losses on disposals of fixed assets	10	112
Stock based compensation	411	-
Noncash interest expense	16	16
Changes in operating assets and liabilities:
Accounts receivable	(2,865)	6,554
Inventory	(1,806)	(2,351)
Income taxes receivable	(1,126)	-
Prepaid expenses	866	984
Accrued interest on marketable debt securities	50	-
Other assets	1,043	(1,017)
Accounts payable	1,587	5,909
Accounts payable – related parties	350	166
Income taxes payable	(1,231)	(1,490)
Accrued expense and other current liabilities	769	128
Accrued expense and other current liabilities – related parties	-	(40)
Deferred revenue	7,461	-
Other noncurrent liabilities	80	190
Net cash provided by operating activities	27,029	19,103
Cash flows used in investing activities
Restricted cash	3,263	(109)
Collateralization of derivative instruments	(2,240)	1,352
Purchase of marketable securities	(56,807)	(14,803)
Proceeds from the sale of marketable securities	39,557	-
Net purchases of auction rate securities	(25,600)	-
Proceeds from the sale of fixed assets	8	-
Contingent purchase price payment	(218)	(140)
Capital expenditures	(13,177)	(14,419)
Net cash used in investing activities	(55,214)	(28,119)
Cash flows provided by (used in) financing activities
Proceeds from line of credit	343	-
Proceeds from the issuance of stock	592	-
Excess tax benefit associated with stock options	22	-
Financing fee	-	(50)
Net cash provided by (used in) financing activities	957	(50)
Net change in cash and cash equivalents	(27,228)	(9,066)
Cash and cash equivalents at beginning of period	54,655	63,129
Cash and cash equivalents at end of period	$27,427	$54,063
Cash paid for interest	$1	$3
Cash paid for taxes	$8,967	$2,992
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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	September 30, 2008	December 31, 2007
At first-in, first-out or average cost (approximates current cost)
Finished goods	$11,857	$8,993
Work in process	1,718	1,091
Raw materials and supplies	17,476	15,670
	31,051	25,754
LIFO reserve	(5,809)	(1,562)
Total inventories	$25,242	$24,192

3)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2008		December 31, 2007
	Quantity (Contracts) Long/ (Short)	Fair Market Value	Quantity (Contracts) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in prepaid expenses and other current assets	50	$(386)	-	$-
Regulated options, included in prepaid expenses and other current assets	(200)	$(1,530)	(100)	$(247)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,028 and $788 at September 30, 2008 and December 31, 2007, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)           Marketable debt securities

At September 30, 2008, FutureFuel had investments in certain U.S. treasury bills and notes.  These investments had maturity dates ranging from November 2008 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale; accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair market value of these investments, including accrued interest, totaled $31,900 at September 30, 2008.  The fair market value of similar investments, including accrued interest, totaled $15,086 at December 31, 2007.

Additionally, as of September 30, 2008, FutureFuel had made investments in certain auction rate securities.  As of September 30, 2008, these securities had maturities ranging from June 2028 to July 2042.  FutureFuel has classified these instruments as current assets in the accompanying consolidated balance sheet as the issuers have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  Therefore, regardless of their maturity dates, FutureFuel has classified these investments as current.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through September 30, 2008.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The fair market value of auction rate securities approximated their par value and, including accrued interest, totaled $25,619 at September 30, 2008.  No auction rate securities were held by FutureFuel at December 31, 2007.

5)           Accrued expense and other current liabilities

Accrued expense and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2008	December 31, 2007
Accrued employee liabilities	$2,412	$1,722
Accrued property, use and franchise taxes	1,680	1,110
Accrued professional fees	-	30
Other	47	508
Total	$4,139	$3,370

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

At September 30, 2008, borrowings of $343 were outstanding under this credit facility.

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

Awards under the plan are limited to shares of FutureFuel’s common stock, which may be shares acquired by FutureFuel, including shares purchased in the open market, or authorized but un-issued shares.  Awards are limited to 10% of the issued and outstanding shares of FutureFuel’s common stock in the aggregate.

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

In April 2008, FutureFuel granted a total of 250,000 stock options to members of its board of directors (“Director Options”).  Additionally, it granted a total of 55,000 stock options to selected members of its management (“Management Options”).  An additional 5,000 Management Options were issued in September 2008.  The options awarded in April 2008 have an exercise price equal to the average of the bid and ask price of FutureFuel’s common stock on the date of grant as established in private sales, which the board of directors determined to be the fair market value of such stock on that date.  The Management Options awarded in September 2008 have an exercise price equal to the closing price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options vested immediately upon grant.  Originally, one-third of the Management Options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Those Management Options were amended in September 2008 to provide for immediate vesting.  The Management Options issued in September 2008 vested immediately upon grant.  Both the Director Options and the Management Options awarded in April 2008 expire on April 7, 2013.  The Management Options awarded in September 2008 expire on September 30, 2013.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	Director Options	April 2008 Management Options	September 2008 Management Options
Expected volatility rate	46.78%	48.74%	50.63%
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.03%	2.26%	2.22%
Expected forfeiture rate	0.00%	0.00%	0.00%
Expected term in years	2.50	3.50	2.50

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The expected dividend yield is calculated using FutureFuel’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of FutureFuel’s common stock.

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

For the three- and nine-month periods ended September 30, 2008, total share-based compensation expense (before tax) totaled $84 and $411, respectively.  In the three-month period ended September 30, 2008, $58, $13 and $13 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.  In the nine-month period ended September 30, 2008, $382, $15 and $14 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2008 and ending September 30, 2008 is presented below:

	Options	Weighted-Average Exercise Price
Outstanding at January 1, 2008	-	-
Granted	310,000	$4.04
Exercised	110,000	$4.00
Cancelled, forfeited or expired	-	-
Outstanding at September 30, 2008	200,000	$4.06

Weighted average remaining contractual life	4.53 years

Options exercisable at September 30, 2008	200,000	$4.06

Weighted average fair value of the options granted	n/a	$1.33

Available for grant at September 30, 2008	2,360,000	n/a

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2008	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at September 30, 2008	Weighted- Average Exercise Price
$ 4.00	195,000	4.52 years	$ 4.00	195,000	$ 4.00
$ 6.48	5,000	5.00 years	$ 6.48	5,000	$ 6.48

The weighted average remaining contractual life of all exercisable options is 4.53 years.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The aggregate intrinsic values of total options outstanding and total options exercisable at September 30, 2008 are $488 and $488, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to September 30, 2008 exceeded the exercise price of the options granted.

The amendment of the Management Options in September 2008 referred to above resulted in the immediate recognition into expense of the estimated fair value of those options not previously recognized, which totaled $74.

8)           Provision for income taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Provision for income taxes	$3,453	$2,169	$7,539	$2,886
Effective tax rate	39.1%	39.4%	34.3%	40.7%

The effective tax rates for the three and nine months ended September 30, 2008 and 2007 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at September 30, 2008 and December 31, 2007, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $80 and $0 at September 30, 2008 and December 31, 2007, respectively, for interest or tax penalties.

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

9)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

For the three months ended September 30,	For the nine months ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$5,389	$3,343	$14,462	$4,210

Weighted average number of common shares outstanding	26,787,609	26,700,000	26,729,416	26,700,000
Effect of warrants	1,948,721	5,586,294	649,574	5,574,327
Effect of stock options	85,656	-	40,348	-
Weighted average diluted number of common shares outstanding	28,821,986	32,286,294	27,419,338	32,274,327

Basic earnings per share	$0.20	$0.13	$0.54	$0.16
Diluted earnings per share	$0.19	$0.10	$0.53	$0.13

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the nine-month period ended September 30, 2008 as they were anti-dilutive in the period.  The weighted average number of warrants excluded on this basis was 15,000,000 for the nine months ended September 30, 2008.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the three months ended September 30, 2008 and 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2008	$49,618	$10,967	$60,585
September 30, 2007	$36,884	$9,674	$46,558

FutureFuel’s revenues for the nine months ended September 30, 2008 and 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2008	$128,283	$25,418	$153,701
September 30, 2007	$105,066	$20,619	$125,685

For the three months ended September 30, 2008 and 2007, revenues from Mexico accounted for 9% and 11%, respectively, of total revenues.  For the nine months ended September 30, 2008 and 2007, revenues from Mexico accounted for 10% and 11%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  For both the three months ended September 30, 2008 and 2007, revenues from Canada accounted for 9% of total revenues.  For the nine months ended September 30, 2008 and 2007, revenues from Canada accounted for 6% and 4%, respectively, of total revenues.  Other than Mexico and Canada, revenues from a single foreign country during the three and nine months ended September 30, 2008 and 2007 did not exceed 2% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

For the three months ended September 30,		For the nine months ended September 30,
2008	2007	2008	2007
Revenues
Chemicals	$41,800	$35,668	$114,496	$105,737
Biofuels	18,785	10,890	39,205	19,948
Revenues	$60,585	$46,558	$153,701	$125,685

Segment gross margins
Chemicals	$8,306	$8,326	$23,742	$19,047
Biofuels	2,574	(1,441)	2,170	(9,028)
Segment gross margins	10,880	6,885	25,912	10,019
Corporate expenses	(2,154)	(2,247)	(6,102)	(5,539)
Income before interest and taxes	8,726	4,638	19,810	4,480
Interest and other income	671	877	2,585	2,695
Interest and other expense	(555)	(3)	(394)	(79)
Provision for income taxes	(3,453)	(2,169)	(7,539)	(2,886)
Net income	$5,389	$3,343	$14,462	$4,210

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment for the nine months ended September 30, 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas during the second quarter resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  FutureFuel has applied for funding under this program for biodiesel produced during the period July 1 to September 30, 2008 but has not yet received notification that its application has been approved.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, FutureFuel recognizes income in the period funding is received.

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

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Available for sale:
U.S. treasury securities	$31,900	$31,900	$-	$-
Auction rate securities	$25,619	$-	$25,619	$-
Derivative instruments	$(1,916)	$(1,916)	$-	$-

12)         Subsequent events

On October 1, 2008 FutureFuel declared a special cash dividend of U.S. $0.70 per share on our common stock, with a record date of October 22, 2008 and a payment date of November 11, 2008.

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

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  Capacity was initially 3 million gallons per year, increasing to 24 million gallons per year by the end of 2007 through a dedicated continuous processing line and, to a lesser extent, batch processing.  During 2006 and 2007, FutureFuel Chemical Company sold for its own account and produced, for a fee, biodiesel for a third party under a tolling agreement.  The tolling agreement terminated on September 30, 2007 and was not renewed.  Today, FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have plans to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year by the first quarter of 2009 through the addition of a second continuous processing line.  We believe we have successfully demonstrated our ability to keep our existing continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock.  Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices and also the $1 per gallon federal blenders credit, which has been extended to the end of 2009.  Please see Part II, Item 1.A. below for additional discussion of this risk.

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

               Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenues: Revenues for the quarter ended September 30, 2008 were $60,585,000 as compared to revenues for the quarter ended September 30, 2007 of $46,558,000, an increase of 30%.  The increase was mainly attributable to increased volumes and prices of biodiesel, the proprietary herbicide and intermediates and SSIPA; all product lines increased at least 3% over the third quarter of 2007.  Revenues from biofuels increased 72% and accounted for 31% of total revenues in 2008 as compared to 23% in 2007.  Revenues from chemicals increased 17% and accounted for 69% of total revenues in 2008 as compared to 77% in 2007.  Within the chemicals segment, revenues for the third quarter of 2008 changed as follows as compared to the third quarter of 2007: revenues from the bleach activator increased 12%; revenues from the proprietary herbicide and intermediates increased 43%; revenues from CPOs increased 8%; revenues from DIPBs increased 3%; revenues from SSIPA/LiSIPA increased 41%; and revenues from other products increased 5%.

Sales volumes of the bleach activator during the quarter ended September 30, 2008 were slightly higher than the quarter ended September 30, 2007 and were generally in-line with expectations.  The 12% increase in revenue was mainly attributable to higher prices that resulted from contractual inflationary increases of certain raw material prices.  We have experienced relatively stable demand from this customer since the first quarter of 2007 and are not aware of any particular market or customer-specific dynamic that would materially change this trend in the fourth quarter of 2008 or in 2009.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 51% of revenues in the quarter ended September 30, 2008 as compared to 56% in the quarter ended September 30, 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.  In addition, our customer has benefited from the general increase in planted acreage in the markets it serves.

Revenues from CPOs and DIPBs together increased 6% during the third quarter of 2008, due mainly to higher prices stemming from contractual inflationary increases of certain raw material prices and conversion costs.  We believe our customer is actively seeking new customers and new applications for these products; if successful we may see modest volume improvement for one or both product lines in 2009.  However, both of these products are late in their life cycle and both are negatively impacted by the automotive and housing slow down.  As a result, future market conditions for both CPOs and DIPBs may be challenging.

The majority of the increased revenues from biodiesel stem from higher selling prices during the third quarter of 2008 as compared to the third quarter of 2007.  In addition, gallons of biodiesel sold during the third quarter of 2008 were 20% greater than the same period of 2007; this volume increase was, in turn, due to stronger demand from certain key bulk customers.  FutureFuel Chemical Company was able to support this increased demand by running at or near capacity production rates during most of the third quarter of 2008.  There were no material shutdowns and we leveraged our newly built storage capacity and expanded infrastructure, as well as our fleet of leased railcars, to meet customer requirements during the peak demand season for biodiesel.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended September 30, 2008 were $49,705,000 as compared to total cost of goods sold and distribution for the quarter ended September 30, 2007 of $39,673,000, an increase of 25%.

Cost of goods sold and distribution for the quarter ended September 30, 2008 for FutureFuel Chemical Company’s chemicals segment were $33,494,000 as compared to cost of goods sold and distribution for the quarter ended September 30, 2007 of $27,342,000.  On a percentage basis, cost of goods sold and distribution increased more than revenues.  This is due to sharply higher raw material prices experienced during most of the third quarter of 2008.  FutureFuel Chemical Company is able to pass the majority of raw material prices increases on to its customers via contractual inflationary price adjustments.  However, increases in prices of finished products via these contractual adjustments lag increases in raw material prices by one quarter.  Increased cost of goods sold and distribution for the chemicals segment were partially offset by increased sales of biodiesel during the third quarter of 2008, which in turn pulled a greater share of fixed cost away from the chemicals segment as compared to the third quarter of 2007.

Cost of goods sold and distribution for the third quarter of 2008 for FutureFuel Chemical Company’s biofuels segment were $16,211,000 as compared to cost of goods sold and distribution for the third quarter of 2007 of $12,331,000.  On a percentage basis, cost of goods sold and distribution increased 31% against increased revenues of 72%, resulting in increased margins on biodiesel for the third quarter of 2008 as compared to the third quarter of 2007.  These increased margins are a result of economies of scale that result from higher volumes of biodiesel produced and sold.  In addition, margins were favorably impacted by gains on hedging activity of $2,290,000 during the third quarter of 2008 as compared to losses of $1,563,000 during the third quarter of 2007.  Excluding these gains the biofuels segment was still profitable on a fully allocated basis during the third quarter of 2008.  Cost of goods sold and distribution for the biofuels segment does not include any funding from the State of Arkansas under the Arkansas Alternative Fuels Development Program, although we did submit an application for such funding.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period.  FutureFuel Chemical Company applied for and received the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  The next eligible application period opened July 1, 2008 and closes June 30, 2009.  FutureFuel Chemical Company has applied for the $0.20 per gallon credit for biodiesel produced during the third quarter of 2008.  Due to the uncertainty of funding from this program, we do not recognize a credit to cost of goods sold and distribution until such time as our application is approved and funding is received.

Operating Expenses:  Operating expenses decreased from $2,247,000 for the quarter ended September 30, 2007 to $2,154,000 for the quarter ended September 30, 2008, or 4%.  This decrease was primarily attributable to lower compensation expense which, in turn, resulted from lower director fees.

Provision for Income Taxes:  The effective tax rates for the three months ended September 30, 2008 and 2007 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $935,000 at September 30, 2008.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenues:  Revenues for the nine months ended September 30, 2008 were $153,701,000 as compared to revenues for the nine months ended September 30, 2007 of $125,685,000, an increase of 22%.  The increase was mainly attributable to increased volumes of biodiesel produced and sold; revenues for the chemical business as a whole increased 8%, contributing modestly to the overall increase.  Revenues from biofuels increased 97% and accounted for 25% of total revenues in 2008 as compared to 16% in 2007.  Revenues from chemicals increased 8% and accounted for 75% of total revenues in 2008 as compared to 84% in 2007.  Within the chemicals segment, revenues for the first nine months of 2008 changed as follows as compared to the first nine months of 2007: revenues from the bleach activator increased 5%; revenues from the proprietary herbicide and intermediates increased 26%; revenues from CPOs increased 15%; revenues from DIPBs decreased 15%; revenues from SSIPA/LiSIPA increased less than 1%; and revenues from other products increased 12%.

Revenues from the bleach activator were generally in-line with expectations.  We have experienced relatively stable demand from this customer since the first quarter of 2007 and are not aware of any particular market or customer-specific dynamic that would materially change this trend in the fourth quarter of 2008 or 2009.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 55% of revenues in the first nine months of 2008 as compared to 61% in first nine months of 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together decreased 2% during the first nine months of 2008, due to a 15% reduction in DIPB revenues, which in turn is attributable to increased competition in our customer’s market and the general decline in the housing and building industries, which are large consumers of DIPB end products.  Revenues from DIPB steadily declined from the first quarter of 2007 through the second quarter of 2008 as these market conditions came into effect.  The market stabilized during the third quarter of 2008 and revenues from DIPB increased modestly during this period.  We believe our customer is actively seeking new customers and new applications for both products; if successful we may see modest volume improvement for one or both product lines in 2009.  However, both of these products are late in their life cycle and both are negatively impacted by the automotive and housing slow down.  As a result, future market conditions for both CPOs and DIPBs may be challenging.

Revenue from biodiesel increased in the first nine months of 2008 due to higher selling prices for biodiesel, increased capacity utilization and increased demand from certain core customers.  FutureFuel Chemical Company’s continuous production line was shut down from February 2007 to May 2007 as a result of a fire.  This incident negatively impacted production in the first nine months of 2007.  Production during the first nine months of 2008 has run without any material shutdowns and FutureFuel Chemical Company has demonstrated on a consistent and sustained basis its ability to run at or near nameplate capacity of 24 million gallons per year.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the nine months ended September 30, 2008 were $127,788,000 as compared to total cost of goods sold and distribution for the nine months ended September 30, 2007 of $115,666,000, an increase of 10%.

Cost of goods sold and distribution for the nine months ended September 30, 2008 for FutureFuel Chemical Company’s chemicals segment were $90,753,000 as compared to cost of goods sold and distribution for the nine months ended September 30, 2007 of $86,690,000.  This reflects an increase of 5% which is generally in line with increased revenues during the nine month period of 8%.  The modest increase in margins is attributable to increased volumes of biodiesel sold, which pulled fixed cost away from the chemicals segment.  The decrease is also due to the results of plant-wide cost reduction efforts that had not yet been completed as of the end of the first nine months of 2007.  These factors were partially offset by significant increases in raw material prices during the first nine months of 2008 (the second and third quarters in particular) as compared to the same period a year earlier.  In some cases FutureFuel Chemical Company has price protection built into its long-term contracts and in other cases FutureFuel Chemical Company is able to pass along price increases to its customers.  However, the contractual inflationary price adjustments to pricing under long-term contracts lag raw material price increases by one quarter.

Cost of goods sold and distribution for the nine months ended September 30, 2008 for FutureFuel Chemical Company’s biofuels segment were $37,035,000 as compared to cost of goods sold and distribution for the nine months ended September 30, 2007 of $28,976,000.  On a percentage basis, cost of goods sold and distribution for the biofuels segment increased 28% from 2007 to 2008 while revenues increased 97%.  FutureFuel Chemical Company was able to offset volume-based increases in cost through the following initiatives.  First, we received $2 million from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program; there was no similar funding under this program received during the first nine months of 2007.  As previously discussed, we have applied for additional funding under the program for biodiesel produced during the third quarter of 2008 but will not recognize a credit to cost of goods sold and distribution until our application is approved and funding is received.  Second, we sold certain biodiesel feedstock during the second quarter of 2008 based on an analysis of market value relative to product margins from converting the feedstock; these sales are recorded as an offset to cost of goods sold and distribution.  We intend to continue pursuing these opportunities where appropriate.  Third, we produced biodiesel primarily in batch processes during the first quarter of 2007 as a result of the fire in early February that disabled our continuous line.  During 2008, we produced almost entirely in the continuous line, with the exception of several weeks in June when produced in batch processes to meet a seasonal peak in demand.  The continuous line is more efficient and produces higher volumes per reactor than the batch process and absorbs fewer overhead costs per gallon of biodiesel produced.  We will continue to focus our production on our continuous line, utilizing batch processes only to achieve higher capacity rates when market conditions so warrant, to test new processing techniques, and to experiment with various alternative feedstock.  Lastly, the biofuels segment recognized a loss of $1,786,000 during the first nine months of 2008 related to hedging activities, less than the loss of $5,090,000 recognized during the same period of 2007.  These losses stem from increasing prices of heating oil and related energy commodities during the respective time periods; we generally sell futures contracts and/or options on futures contracts at the time we make volume and price commitments on feedstock purchases.  In a rising price environment this strategy will result in losses on hedging activity.  However, these losses are offset by larger than anticipated profits on the sale of physical inventory.  Additionally, the use of hedging instruments enables us to commit to large feedstock purchases and to store both feedstock and biodiesel inventory for long periods of time without exposure to risk of swings in energy prices.

Operating Expenses:  Operating expenses increased from $5,539,000 for the nine months ended September 30, 2007 to $6,102,000 for the nine months ended September 30, 2008, or approximately 10%.  This increase was primarily attributable to two factors.  First, compensation expense increased $293, or 17%, during the first nine months of 2008; stock option expense, which had not been incurred prior to the second quarter of 2008, accounted for the majority of this increase.  Second, research and development expense increased $426, or 16%.  This increase is a result of an influx of new opportunities in 2008 (both custom manufacturing and multi-customer proprietary projects) that require research and development hours to review.

Provision for Income Taxes:  The effective tax rates for the nine months ended September 30, 2008 and 2007 reflect our expected tax rate on reported operating earnings before income taxes.  The reduced rate in the first nine months of 2008 as compared to the first nine months of 2007 is a result of our investments in certain tax-free securities during 2008.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $935,000 at September 30, 2008.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and two specialty chemical customers in 2007 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $34,088,000 and $22,671,000 for the nine months ended September 30, 2008 and 2007, respectively.  Bill and hold revenue was higher in 2008 primarily from converting one customer’s product line entirely to a bill and hold arrangement.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2008 and 2007 are set forth in the following chart.

(Dollars in thousands)

	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$27,029	$19,103
Net cash used in investing activities	$(55,214)	$(28,119)
Net cash provided by (used in) financing activities	$957	$(50)

Operating Activities:  Cash provided by operating activities increased from $19,103 during the first nine months of 2007 to $27,029 during the first nine months of 2008.  The increase in cash provided by operating activities is a result of a $10,252 increase in net income, a $7,461 increase in cash provided by the change in deferred revenue and a $2,060 increase in cash provided by the change in other assets.  Partially offsetting these increases are a $9,419 decrease in cash used in the change in accounts receivable, a $4,322 decrease in cash used in the change in accounts payable and a $1,126 decrease in cash used in the change in income taxes payable.

Other than the changes in cash discussed above, no single item resulted in a greater or less than $1 million change in cash provided from operating activities between the two nine-month periods of 2007 and 2008.

Investing Activities:  Cash used in investing activities increased from $28,119 in the nine months ended September 30, 2007 to $55,214 in the nine months ended September 30, 2008.  $25,600 of this $27,095 increase resulted from the purchase of auction rate securities during the nine months ended September 30, 2008.  These investments are further described below under “Capital Management”.

Financing Activities:  Cash used in financing activities was $50 in the first nine months of 2007 as compared to cash provided by financing activities of $957 in the first nine months of 2008.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.  Financing activities during 2008 consisted primarily of proceeds from our line of credit and proceeds from the issuance of stock.  The line of credit is used to manage fluctuations in working capital.  The issuance of stock consisted of the exercise of warrants and options.

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

FutureFuel Chemical Company had $343,000 of borrowings under this $50 million credit agreement as of September 30, 2008 and no borrowings as of December 31, 2007.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Special Dividend

On October 1, 2008, we declared a special cash dividend of U.S. $0.70 per share on our common stock, with a record date of October 22, 2008 and a payment date of November 11, 2008.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws would be completed.  The amounts held in trust were included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities are included in other noncurrent liabilities, but only on a present value basis.  These financial assurance trusts were terminated on August 8, 2008 and were replaced by our guaranty.  This guaranty is not expected to have a material adverse effect upon our financial condition.

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2008 and December 31, 2007.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2008 or December 31, 2007 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Capital Management

Over approximately the last eighteen months, the global financial markets have experienced significant volatility and fluctuations in credit market liquidity.  In some instances, these market conditions have caused companies to reconsider the classification of certain investments on their balance sheets and, in some cases, to record losses on the reduced fair market value of those investments.  To date, as more fully described in the following paragraphs, we have been able to avoid these problems through our active management of our short-term investments and cash.

As a result of our initial equity offering and the subsequent positive operating results of FutureFuel Chemical Company, we have accumulated excess working capital.  Subsequent to the payment of the previously announced special dividend of $0.70 per common share, we intend to retain all remaining cash to fund infrastructure and capacity expansion at FutureFuel Chemical Company and to pursue complimentary acquisitions in the oil and gas and chemical industries.  While in the present state of having excess working capital, we intend to manage these assets in such a way as to generate sufficient returns on these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In the first nine months of 2008, the management of these funds has largely taken the form of investments in U.S. treasury bills and bonds, investments in foreign denominated government bonds, investments in auction rate securities, investments in foreign currency and the holding of cash in money market or similar bank accounts.

Beginning in late 2007, we made investments in certain U.S. treasury bills and notes.  As of September 30, 2008, our investments in U.S. treasury debt securities carried maturity dates ranging from November 2008 to March 2009.  We have designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The fair market value of these securities, including accrued interest, totaled $31,900,000 at September 30, 2008.

In 2008 we made an investment in treasury bonds of a certain foreign government.  As of September 30, 2008, the instruments comprising this investment had matured or been sold and no subsequent, similar investments had been made.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $25,619,000 at September 30, 2008.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

In 2008, we made investments in certain foreign currencies.  We exited from these investments prior to September 30, 2008.

Lastly, we maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we have undertaken the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor has counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we are unable to determine what effect the general contractor’s default and/or his counterclaim will have on us or on our financial condition.

A customer entered into a contract with us for the purchase of approximately one million gallons of biodiesel.  The customer defaulted on a portion of the contract approximately one month later by which time the market price of biodiesel had declined substantially.  Pursuant to the general terms and conditions of the contract which we had previously agreed to with the customer, we filed with the American Arbitration Association to recoup our damages that resulted from the customer’s default.  The customer claims that we breached the contract and has brought suit in court for a declaratory judgment that we repudiated the contract; that the customer does not owe us any damages; and for recovery of its court costs and attorneys fees.  At this time we are unable to determine the probability that we will be successful in recovering our damages.  We do not expect that the customer’s claim against us will have a material impact on our financial condition.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of September 30, 2008 and December 31, 2007, the fair values of our derivative instruments were a net liability in the amount of $1,916,000 and $247,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in the first nine months of 2008.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	77,358,801	LB	10.0%	$3,447,000	13.3%
Electricity	68,388	MWH	10.0%	$369,000	1.4%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2008.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of September 30, 2008 and December 31, 2007, we had either insignificant or no borrowings and, as such, we were not exposed to a significant amount of interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

The federal excise tax credit for biodiesel expires on December 31, 2009 and Congress has not enacted legislation to extend this credit.  If the credit expires, FutureFuel Chemical Company’s cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) receive half of this credit.  The tax incentive generally is taken by petroleum distributors and is passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2009.

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2009.  If the tax credit is not extended, FutureFuel Chemical Company’s biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices by the beginning of 2010, FutureFuel Chemical Company would realize a negative biodiesel production margin.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

The U.S. biodiesel manufacturing base is contracting.  This contraction may adversely affect FutureFuel Chemical Company’s ability to sell biodiesel.

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

None

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

Date:  November 13, 2008