Form 10-K
period 2008-12-31
FutureFuel Corp.
filed 2009-03-16
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008 or
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
Clayton, Missouri  63105
(Address of Principal Executive Offices)

(805) 565-9800
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Act:

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
Yes  √ No  ⁫

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer √
Non-accelerated filer ⁫ (Do not check if a smaller reporting company)	Smaller reporting company ⁫

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ⁫ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $90,831,900.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,190,300.

Table of Contents

PART I

Item 1. Business.

General Development of the Business Since January 1, 2008

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

As part of our initial offering in July 2006, we agreed to use our reasonable commercial efforts to maintain our listing on AIM until at least July 12, 2008.  However, because the trading of our shares and warrants on AIM was limited and a market for our shares and warrants had been developed in the United States, we recommended to our shareholders that they approve the cancellation of admission of our securities to AIM.  Our shareholders approved such cancellation on June 24, 2008 and admission of our shares and warrants to AIM was canceled on July 14, 2008.

In connection with such cancellation, a market maker applied to have our shares of common stock quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  The OTCBB is an electronic trading service offered by the National Association of Security Dealers (“NASD”) that shows real-time quotes, last sale prices and volume information for over-the-counter equity securities.  The NASD approved the application and our shares of common stock began to be quoted on the OTCBB on July 11, 2008.  Since our warrants must be in certificated form for the reasons set forth below in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Market Information, our warrants do not qualify for quotation on the OTCBB.  As such, our warrants are not listed or quoted on any established exchange.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 460 non-union full-time employees.  FutureFuel Chemical Company manufacturers diversified chemical products.  In addition, in 2005, it launched a biobased products platform, comprising biofuels and biobased specialty chemical products.

Plan of Operation for the Consolidated Company

Our strategy in relation to the acquired operations is to build a diversified biofuels and chemical manufacturing organization.  Our intention is to leverage the knowledge, expertise and resources of FutureFuel Chemical Company to develop an industry-leading biofuels business, while maintaining a focus on the core chemical business.  We believe there are substantial growth opportunities not only in the biofuels area, but also in both preserving existing and attracting new custom chemical customers, and also in adding significantly to our proprietary chemicals product line.  Growth in all areas of the business will follow a consistent strategy of dedicating idle capacity to those opportunities that we believe provide the highest return, offer the most attractive long-term risk-reward dynamics, and create the most value through synergies with existing business lines.

We initially planned to increase the plant’s biodiesel capacity to 40 million gallons per year by May 2007 and to 160 million gallons per year by November 2007, with substantial complementary expenditures on infrastructure to support this increased capacity.  After closing on our acquisition of FutureFuel Chemical Company on October 31, 2006, we and, to our knowledge, the industry as a whole witnessed a rapid erosion in margins for producing biodiesel. See http://www.thehindubusinessline.com/2006/12/21/stories/2006122103701200.htm.  As a result of these decreased margins, in January 2007 we determined that it was not in our shareholders’ best interest to proceed on an accelerated basis to increase capacity and, therefore, we suspended the biodiesel capacity expansion.  However, we continued with (and in most cases have already completed) certain core infrastructure projects as described below.  We believe these projects will bring efficiency, operational flexibility and cost savings to FutureFuel Chemical Company’s existing biodiesel and chemical business lines.

The core infrastructure projects included:

•
adding methanol recovery and biodiesel feedstock pretreatment capabilities to the plant - the biodiesel feedstock pretreatment system has been completed and the methanol recovery system is scheduled for completion in April 2009;

•	constructing additional storage and related infrastructure at the plant to support increased movements of feedstocks, methanol and biodiesel on and off the site - this project is complete;

•	expanding on-site rail siding and railcar loading and unloading facilities to accommodate the increased number of railcars expected at the plant - this project is complete;

•
obtaining storage/thruput in Little Rock, Arkansas on the Arkansas River so that biodiesel can be shipped by barge to larger markets and feedstocks can be brought in to the plant by barge and truck - a lease agreement was signed with Center Point Terminal Company concurrent with the closing of the acquisition of FutureFuel Chemical Company;

•
acquiring a fleet of tanker trucks to transport biofuels and feedstocks between the plant and customer locations or leased storage facilities - this project is complete until logistical requirements dictate a larger internal truck fleet; and

•	procuring railcars to transport raw goods to the plant and deliver biodiesel from the plant to customers - this project is complete until logistical requirements dictate a larger railcar fleet.

Construction is in progress for the first site infrastructure project as described above, while the remaining projects are complete.  We believe that FutureFuel Chemical Company will be able to timely obtain the materials to complete the first project as scheduled, although no assurances can be given that the scheduled timetable will be achieved or that such timetable will not be revised based upon market conditions.

In December 2006 and January 2009, FutureFuel Chemical Company commenced storage of its biodiesel at a liquid bulk storage facility in Little Rock, Arkansas and Chesapeake, Virginia, respectively.  Additional locations will be assessed as market conditions dictate (e.g., FutureFuel Chemical Company’s need for additional storage space, the availability of such space and the cost of such space).  FutureFuel Chemical Company has already acquired tanker trucks and has leased methanol and biodiesel railcars.  The need for additional tanker trucks and/or railcars will be assessed as demand for FutureFuel Chemical Company’s biodiesel and logistics dictate.  We believe that implementation of the above strategy has helped and will continue to help FutureFuel Chemical Company remain a substantial participant in the biofuels market.

At the time that we suspended expansion of the biodiesel capacity, we determined that any future expansions of biodiesel production capacity would be dictated by changing market conditions.  Justification for capacity expansion is dependent upon three primary factors: (i) the price of crude oil, and more specifically the price of petrodiesel; (ii) the price of feedstock oils/fats required to produce biodiesel; and (iii) tax incentives, grants, and volume mandates.  For example, see http://www.wilsoncenter.org/news/docs/Brazil.Biofuels%202007%20Report%20-%20McKinsey%20-%202007.pdf.  Biodiesel is generally sold as a blend with petrodiesel, which is its primary competitive product, and must be priced close to parity with petrodiesel in order to be competitive in the marketplace.  Feedstock cost is the largest single component of biodiesel production costs and therefore has a substantial impact on production costs.  See http://www.eia.doe.gov/oiaf/analysispaper/biodiesel/.  In the second quarter of 2007, crude oil prices strengthened (see http://www.dallasfed.org/research/energy/en0702.cfm) and, despite corresponding increases in feedstock oil prices, soybean oil in particular, we judged these and future market conditions to be supportive of biodiesel capacity expansion and therefore resumed a project to expand capacity by 35 million gallons per year (for a total capacity of 59 million gallons per year) through a new continuous processing line, projected to be operational by April 2009.  However, no assurances can be given that the scheduled timetable will be achieved or that it will not be revised based upon market conditions such as those discussed above.  We continued this expansion in 2008 notwithstanding declines in energy prices during the year because these declines were mostly offset by corresponding declines in feedstock prices.  For example, the front-month heating oil contract on the New York Mercantile Exchange declined 40% in price during 2008.  During the same time period, the front-month soybean oil contract on the Chicago Board of Trade declined 32% in price and the reported price of edible technical tallow reported by the Jacobsen pricing service declined 40% in price.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Expenditures and Commitments” below for an estimate of the capital cost of the capital projects discussed above.  The storage and procurement of railcars are not capital projects; rather, they affect cash flow through ongoing lease commitments.  These lease commitments are included in footnote 21 of our consolidated financial statements for the year ended December 31, 2008 contained elsewhere herein.  Based upon our budget, existing cash and the proceeds from the $50 million credit facility described below, we do not believe that it will be necessary for us to raise additional funds to meet the expenditures required for operating the business as set forth above.

Financial Information about Segments

Historically, the business and assets included in FutureFuel Chemical Company were accounted for by Eastman Chemical Company in various segments of Eastman Chemical Company’s overall business.  Although FutureFuel Chemical Company was incorporated on September 1, 2005, Eastman Chemical Company did not begin transferring assets into FutureFuel Chemical Company until January 1, 2006 and completed the transfer in subsequent periods prior to the closing of our acquisition of FutureFuel Chemical Company.  Notwithstanding that FutureFuel Chemical Company was a separately incorporated entity, Eastman Chemical Company did not prepare separate financial statements for FutureFuel Chemical Company nor was Eastman Chemical Company required to do so under local law or accounting rules.  Rather, the operations of the Batesville plant were reported within Eastman Chemical Company based upon the underlying products and the revenues and expenses of the plant were effectively spread throughout Eastman Chemical Company’s financial statements.  In addition, allocations to the plant of Eastman Chemical Company overhead (such as insurance, employee benefits, legal expenses and the like) were based upon assumptions made by Eastman Chemical Company and such assumptions historically did not reflect expenses which FutureFuel Chemical Company would have incurred had it been a stand-alone entity.  Since we did not acquire or succeed to all of the assets and liabilities of Eastman Chemical Company, “carve-out” financial statements have been prepared for the acquired component business, excluding the continuing operations retained by Eastman Chemical Company.  As our acquisition of Eastman SE, Inc. was accounted for through purchase accounting, a presentation of the historical financial results of the Batesville plant occurring before November 1, 2006 is not made within our historical financial results.  The financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2008, December 31, 2007 and December 31, 2006, the “carve-out” operations of the Batesville plant for the ten-month period ended October 31, 2006 and, where noted, the combined results of us and FutureFuel Chemical Company for the twelve months ended December 31, 2006.

The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2008 and 2007, and our consolidated revenues from external customers for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues from external customers for the ten-month period ended October 31, 2006; (ii) our consolidated net income for the years ended December 31, 2008 and 2007, and our consolidated income for the year ended December 31, 2006 less FutureFuel Chemical Company’s net loss for the ten-month period ended October 31, 2006; and (iii) our total assets at December 31, 2008, 2007 and 2006.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2008	$198,330	$22,675	$238,126
Year ended December 31, 2007	$169,788	$8,408	$216,113
Year ended December 31, 2006	$134,168	$2,242	$203,059

For the ten months ended October 31, 2006, FutureFuel Chemical Company’s revenues from external customers exclude all revenues from Eastman Chemical Company.  Beginning November 1, 2006, revenues from external customers equals total revenues.  See note 8 to FutureFuel Chemical Company’s annual financial statements included elsewhere herein for revenues from Eastman Chemical Company for the ten months ended October 31, 2006.

Prior to the initiation of its biofuels program in 2005, the Batesville plant did not have business reporting “segments” as defined by U.S. generally accepted accounting principles.  After the initiation of the biobased products program in 2005, it had two segments: chemicals and biofuels.  FutureFuel Chemical Company is not able to allocate net income and total assets between its two business segments.  However, revenues from external customers can be allocated between the two business segments as set forth in the following chart.  The amounts in the following chart include: (i) our consolidated revenues from external customers for the years ended December 31, 2008 and 2007; and (ii) our consolidated revenues from external customers for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues from external customers for the ten-month period ended October 31, 2006.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers
Year ended December 31, 2008	$155,553	$42,777	$198,330
Year ended December 31, 2007	$144,474	$25,314	$169,788
Year ended December 31, 2006	$120,828	$13,340	$134,168

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

The Company

We completed the offering described above on July 12, 2006 and acquired FutureFuel Chemical Company at the close of business on October 31, 2006.  Our common stock and warrants were initially listed on AIM under the symbols “FFU” and “FFUW”, respectively.  On July 14, 2008, the admission of our securities to AIM was canceled.  On July 11, 2008, our common stock began to be quoted on the OTCBB under the symbol “FTFL”.  Our warrants are not listed or quoted on any national exchange or any other price quotation system.  We have not conducted any other material business operations.

FutureFuel Chemical Company

FutureFuel Chemical Company owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 460 non-union full-time employees.  Land and support infrastructure are available to support expansion and business growth.

For the year ended December 31, 2008, approximately 70% of site revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 8% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 22% from biofuels.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  The plant’s custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide for a major life sciences company and chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company.  The performance chemicals product portfolio includes polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

We are committed to growing the specialty chemical business and biofuels business of FutureFuel Chemical Company.  FutureFuel Chemical Company’s biofuels platform has become a core segment of our business.  We intend to: (i) increase production capacity of biodiesel within FutureFuel Chemical Company as set forth above, and will make future capacity expansions when the market conditions discussed above support such an increase; and (ii) pursue commercialization of other products, including cellulose derived biofuels and building block chemicals.  In pursuing this strategy, FutureFuel Chemical Company will continue to establish a name identity in the biofuels business, leverage its technical capabilities and quality certifications, secure local and regional markets and expand marketing efforts to fleets and regional/national customers.  Concurrent efforts will also seek to enhance margins via: (i) volume increases; (ii) conversion cost reductions by transition to continuous processing and economies of scale; (iii) expansion of feedstock options; (iv) legislative incentives; and (v) value-enhancing applications for glycerin co-product (from the biodiesel manufacturing process).  These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

FutureFuel Chemical Company’s biofuels segment was established in early 2005 as an initiative of the site management team to leverage technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities in addition to the legacy specialty chemicals business.  Management targeted this segment in recognition of three factors: (i) the abundance and diversity of biomass raw materials in the immediate area of the plant site; (ii) the ability to utilize existing infrastructure to support to biofuels production at substantially advantaged capital cost relative to new construction; and (iii) the existence of technical and operational expertise to position the business as a high quality, low-cost industry leader.  The biofuels segment had revenue of $42,777,000 for the year ended December 31, 2008, revenue of $25,314,000 for the year ended December 31, 2007 and revenue of $13,340,000 for the year ended December 31, 2006.

Biofuel Products

FutureFuel Chemical Company’s biofuels business segment currently targets two products: biodiesel and cellulose-derived biofuels.

Biodiesel

Biodiesel is a sustainable, renewable transportation fuel with a growing market in the United States and internationally.  See http://www.emerging-markets.com/biodiesel/default.asp.  As an alternative to petrodiesel and other petroleum-based fuels, biodiesel has several advantages, including:

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

As a result of the benefits that are expected from the widespread use of biodiesel, federal and state laws (including tax laws), and governmental policy favor and in some jurisdictions require the increasing use of biodiesel instead of petrodiesel.  For example, the Energy Independence and Security Act of 2007 requires U.S. petroleum refiners and importers to blend 0.5 billion gallons of biodiesel into petrodiesel in 2009, with increased percentages of renewable fuel blending required in future years.  See “Legislative Incentives” below.

Biodiesel commercialization was achieved by FutureFuel Chemical Company in October 2005.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize the broadest possible range of feedstock oils, including soy oil, cottonseed oil, palm oil, pork lard, poultry fat and beef tallow.  The Batesville plant produces B100.  B20 (20% biodiesel; 80% petrodiesel) is currently used in the facility’s diesel fleet and became available for retail sale at the site in March 2007.  In the second quarter of 2009, FutureFuel Chemical Company plans to begin offering B100 and biodiesel blended with petrodiesel (B2, B5, B10 and B20 grades) at Little Rock, Arkansas and Memphis, Tennessee.

Cellulose-Derived Biofuels

FutureFuel Chemical Company continues to evaluate a variety of manufacturing technologies for the production of cellulose-derived biofuels and building block chemicals.  Manufacturing processes for these cellulose-derived products can be categorized into two groups: biochemical and thermochemical.  In addition to producing biofuels and chemicals, thermochemical processes also have a significant potential to concurrently produce heat and power.  Thermochemical processes also produce a different set of building block chemicals than biochemical processes.  Building block chemicals produced in a thermochemical process are acids, alcohols, alkenes, and aldehydes consisting of two to four carbon atoms much like the products produced in existing petrochemical plants.  Building block chemicals produced in a biochemical process are typically acids and diacids consisting of four to six atoms.

A typical biochemical based process for producing cellulose-derived biofuels and building block chemicals incorporates four distinct processing steps: (i) pretreatment; (ii) hydrolysis; (iii) fermentation; and (iv) distillation.

Thermochemical processes are subdivided into gasification processes and pyrolysis processes.  Thermochemical processes, while less typical than biochemical processes, generally consist of four distinct processing steps.  The four distinct steps incorporated into gasification processes are: (i) gasification; (ii) synthesis gas cleanup; (iii) catalytic reforming; and (iv) final product refining.  The four distinct steps incorporated into pyrolysis processes are: (i) pyrolysis; (ii) biocrude refining; (iii) catalytic reforming; and (iv) final product refining.

While FutureFuel Chemical Company expects to continue its research program on cellulose-derived biofuels, initiatives and timelines to progress the technologies to pilot and/or commercial scale are dependent upon results and progress in developing the technologies and no assurances can be given that FutureFuel Chemical Company will be successful or, if successful, when.

The Biodiesel Production Process

Biodiesel can be made from renewable sources such as:

•	crude and refined virgin vegetable oils;

•	crude and refined animal fats; and

•	used cooking oils and trap grease.

The choice of feedstock is determined primarily by the price and availability of each feedstock variety, yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility.  In the United States, the majority of biodiesel historically has been made from domestically produced soybean oil.  However, FutureFuel Chemical Company’s plant has been designed to process a wide variety of feedstocks to take advantage of fluctuating prices and availability of the various feedstocks.

The biodiesel manufacturing process has three distinct steps: the chemical reaction step, the separation step and the polishing step.

Table 1

Feedstock
Chemical Reaction Step
Separation Step
Polishing Step
Process Output
Low in free fatty acids
Transesterification Process
Biodiesel
Clean the Biodiesel
Waste to be disposed
Separation of Biodiesel
High in free fatty acids
Esterification Process
Glycerin

Chemical Reaction.  In the chemical reaction step, a mix of biodiesel, glycerin and soap is created from the selected feedstock, methanol and a catalyst.  The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactors.”  Depending upon the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin and to recover excess methanol from both the biodiesel and glycerin.  Generally, the more efficient the reactor, the less downstream processing that is required.  If the feedstock used is high in free fatty acids, an esterification step may be required.  Esterification is a chemical reaction in which two chemicals (typically an alcohol and an acid) form an ester.  Transesterification is the process of exchanging the alkoxy group of an ester compound by another alcohol.

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

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) receive half of this credit.  The tax incentive generally is taken by petroleum distributors and is substantially passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and subsequently extended to December 31, 2009 through the Emergency Economic Stabilization Act of 2008.  This Act also revised the credit for recycled oils from a half credit to a full credit as described below.

Congress enacted the Energy Policy Act of 2005 in August 2005 and included a number of provisions intended to spur the production and use of biodiesel.  In particular, the Act’s provisions include biodiesel as part of the minimum volume of renewable fuels (the renewable fuels standard or “RFS”), in the nationwide gasoline and diesel pool, with the Environmental Protection Agency being directed to determine the share to be allocated to biodiesel and other details through its rulemaking process.  The Act also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel.  More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool.  The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.  The Act requires the Environmental Protection Agency, beginning in 2006, to publish by November 30th of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states.  There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel.  The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers.  The renewable fuel obligations are to be based on estimates that the Energy Information Association provides to the Environmental Protection Agency on the volumes of gasoline it expects will be sold or introduced into commerce.  The Environmental Protection Agency released the final rules to implement the RFS on April 10, 2007.  Under those rules, the RFS compliance period did not begin until September 1, 2007.  The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007 and 5.4 billion gallons for 2008 and is 11.1 billion gallons for 2009.

The Energy Policy Act of 2005 also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.

FutureFuel Chemical Company’s 2008 biodiesel production capacity did not exceed 60 million gallons and thus we qualified for this credit.

On December 19, 2007, the Energy Independence and Security Act of 2007 (“Energy Bill of 2007”) was enacted which, among other things, expanded the RFS.  In contrast to the Energy Policy Act of 2005, this bill provided an RFS carve-out applicable specifically to biodiesel; the RFS requirement of the Energy Policy Act of 2005 had mostly been filled by ethanol.  Beginning January 1, 2009, the Energy Bill of 2007 mandates that 500 million gallons of biomass-based diesel (biodiesel) be used per year.  On November 21, 2008, the USEPA announced that the 2009 RFS for refiners, importers, and blenders was 10.21%.  The 2008 RFS was 7.76%.  The 2009 RFS represents 11.1 billion gallons of renewable fuel and is expected to include 500 million gallons of biodiesel and renewable diesel.  The mandate under the Energy Bill of 2007 increases each year and reaches 1 billion gallons per year in 2012.  Beyond 2012, the mandate is to be determined by the Environmental Protection Agency administrator in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.  The Energy Bill of 2007 also provides an RFS carve-out for cellulosic biofuel, starting at 100 million gallons per year in 2010 and reaches 16 billion gallons per year in 2022.

The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credits through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.  As noted above, prior legislation limited the tax credit for biodiesel manufactured from non-virgin feedstocks to $0.50 per gallon.

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

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas provides an income tax credit of 5% of the cost of the facilities and equipment used directly in the wholesale or retail distribution of biodiesel where the equipment has not been claimed in a previous tax year.  In addition, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provides for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  The $0.20 per gallon Arkansas producer credit is capped at 10 million gallons or production, or $2 million, per defined time intervals.  The first interval was January 1, 2007 through June 30, 2008.  FutureFuel Chemical Company submitted an application for the $0.20 per gallon biodiesel producer credit for production during this 18-month interval and received the $2 million credit in March 2008.  The next funding interval is July 1, 2008 to June 30, 2009.  FutureFuel Chemical Company has already applied for funding under this program for biodiesel produced during this interval and has notified the state that, based on production through January 2009, it is eligible for the full $2 million credit.  FutureFuel Chemical Company received notification that its application has been approved but has not received notification of the amount of funding that will be available from the state.  FutureFuel Chemical Company intends to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that approximately 45 states provide either user or producer incentives for biodiesel, several states provide both types of incentives and approximately 36 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives.  As FutureFuel Chemical Company expands its business outside of Arkansas, it will evaluate these additional state incentives to determine if it qualifies for them.

FutureFuel Chemical Company will continue to identify and pursue other incentives to support its business.  However, no assurances can be given that FutureFuel Chemical Company will qualify for any such incentives or, if it does qualify, what the amount of such incentives will be.

BQ-9000 Status

The BQ-9000 program was launched in late 2005 by the National Biodiesel Board.  The program requires certified and accredited companies to possess a quality manual and quality control system and employ best practices in biodiesel sampling, testing, blending, shipping, storage and distribution.  The goal of the program is to help assure quality of biodiesel from plant gate to consumer tank. FutureFuel Chemical Company recognized the potential to establish itself as an industry quality leader through extension of its existing chemical ISO 9001 quality systems to biodiesel production.  Management further recognized the need within this developing industry to provide a consistent ASTM standard product as an essential requirement for market expansion into fleet, government and on-the-road applications.  In February 2006, shortly after the biodiesel industry established its comprehensive quality standard, BQ-9000, FutureFuel Chemical Company achieved the fourth such certification in the nation (as of December 31, 2008, 30 biodiesel producers had achieved this quality standard - see http://www.bq-9000.org/companies/producers.aspx).  Consistent with BQ-9000, all manufactured product is tested in on-site quality control laboratories and confirmed to meet the ASTM D6751 standard.

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

FutureFuel Chemical Company is pursuing the commercialization of cellulose-derived biofuels.  As with biodiesel, FutureFuel Chemical Company intends to leverage technical expertise and existing idle manufacturing assets to move this emerging technology from the development stage to commercial reality.  The biofuels platform approach being pursued seeks to assemble demonstrated component technologies in a process design that leverages current facility infrastructure and capabilities.  However, no assurances can be given that FutureFuel Chemical Company will develop a commercially viable cellulose-derived biofuels manufacturing process.

Customers and Markets

FutureFuel Chemical Company currently markets its biodiesel products by truck and rail directly to customers in the United States and in Canada.  Through the utilization of liquid bulk storage facilities and barge loading capabilities, FutureFuel Chemical Company is positioned to market biodiesel throughout the United States for transportation and home heating fuel usage.  For the twelve months ended December 31, 2008, six of FutureFuel Chemical Company’s customers represented 80% of biofuels revenues (17% of total revenues) and 46 customers represented 20% of biofuels revenues (4% of total revenues).  Although the regional market is still being developed, we estimate that the regional direct market available to FutureFuel Chemical Company at maturity will be at least 30 million gallons per year.

Competition

As of September 29, 2008, there was a reported 2.61 billion gallons per year of biodiesel production capacity in the United States, although only approximately 700 million gallons of biodiesel were actually produced in 2008.  FutureFuel Chemical Company competes with these other producers of biodiesel, both locally, regionally and nationally.  There are four biodiesel plants in the state of Arkansas, but only FutureFuel Chemical Company’s plant is currently operating.  There are several operating facilities in surrounding states and announced biodiesel production facilities in Arkansas and surrounding states.  We estimate that regional competitive producers had approximately 150 million gallons of capacity at the end of 2008.

In addition to biodiesel producers, FutureFuel Chemical Company competes with new technologies that are being developed as alternatives to biodiesel.  For example, in December 2006, ConocoPhillips announced that commercial production of renewable diesel fuel had begun at its Whitegate refinery in Cork Island, Ireland.  The production process, developed by ConocoPhillips, uses soybean and other vegetable oils to produce fuel that meets European diesel fuel standards.  The fuel is produced using existing equipment at the refinery and is blended and transported with petroleum-based diesel.  ConocoPhillips claims that renewable diesel is chemically similar to conventional petrodiesel and can be shipped through common carrier pipelines.  ConocoPhillips is evaluating this technology for use in the United States.  Biotech company LS9 Inc. has announced that it is producing renewable diesel fuel from E. coli excrement.  See  http://www.cnn.com/2008/TECH/science/08/12/bug.diesel/index.html.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the production of fungible fuels (diesel and gasoline) by hydro-processing of vegetable oils and cellulose.  See http://www.alternatefuelsworld.com/greendiesel-greengasoline.html.  We cannot give any assurances that renewable diesel fuel (or some other product) produced by these competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

Supply and Distribution

As a result of its feedstock-flexible process, FutureFuel Chemical Company is able to source feedstock from a broad supplier base which includes pork, chicken and beef rendering facilities from both national and regional suppliers.  Soybean oil has been sourced from several national and regional producers.  Cottonseed oil has been sourced from a regional cooperative.  All feedstocks are currently supplied by either rail or truck.  We believe that an adequate supply of feedstocks can be sourced to support anticipated production.

We intend that biodiesel and other biofuels will be sold from the plant site as well as shipped to liquid bulk storage facilities for further distribution.  Sales from the plant site are made by railcar and tank truck.  Biodiesel is being delivered to liquid bulk storage facilities by company-owned tank trucks and common carriers for distribution there and for further transportation by barge or tank truck.

Cyclicality and Seasonality

The following charts depict FutureFuel Chemical Company’s monthly sales of biodiesel (in gallons) for 2007 and 2008.  Tolling sales ceased in September 2007.

FutureFuel Chemical Company’s sales of biodiesel are substantially limited in winter months.  Until such time as non-seasonal business (primarily on-road transportation) expands regionally, FutureFuel Chemical Company’s biodiesel sales at blends greater than B5 are expected to continue to be lower in winter months due to the end of farming activity, which is a major user of biodiesel.  Also, cold weather usage and storage properties which reduce biodiesel demand during winter months require resolution in order to fully exploit year-round demand opportunities.

Chemicals Business Segment

Overview of the Segment

FutureFuel Chemical Company’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).  The chemicals segment had revenue of $155,553,000, $144,474,000, and $137,430,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

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

We expect to derive significant growth in the performance chemicals component primarily as a result of new biobased co-products derived from biofuels manufacturing, such as glycerin and derivatives.  We believe that these products and applications will be competitive in the marketplace due to advantaged raw material costs derived from their co-product status.  For example, for every gallon of biodiesel produced, approximately one pound of co-product glycerin is generated.  See http://www.harvestcleanenergy.org/conference/HCE6/Frear2.pdf.  Production of glycerin from biofuels has significantly reduced the value of glycerin in the global marketplace and prices for refined glycerin have fallen by over 50% since late 2004.  See http://www.purchasing.com/article/CA6341035.html?ref=nbcs and http://www.biodieselmagazine.com/article.jsp?article_id=1123.  The crude form of glycerin derived directly from biodiesel processing has little or no value unless purified to an industrial grade quality.  See http://www.biodieselmagazine.com/article.jsp?article_id=1123 and http://www.ampc.montana.edu/policypaper/policy22.pdf.  Many small biodiesel producers lack this purification capability and we believe that crude glycerin has become a disposal issue for many of these producers.  See http://www.biodieselmagazine.com/article.jsp?article_id=1123,  and http://www.biodieselmagazine.com/article.jsp?article_id=237&q=&page=all and http://www.ampc.montana.edu/policypaper/policy22.pdf.  Leveraging its specialty chemicals expertise and infrastructure, FutureFuel Chemical Company is capable of refining glycerin to sufficient purity to derive commercial value as a co-product and/or converting glycerin through chemical processing to higher-value derivative products.  Commercial development samples of refined glycerin (bulk quantities) are currently available for customer evaluations.  In July 2006, Eastman SE, Inc. identified three key areas for the sale of glycerin: (i) sale of existing unrefined material; (ii) sale of highly refined material; and (iii) conversion of unrefined and refined material to higher value products.  FutureFuel Chemical Company has offered unrefined glycerin to users thereof, which has led to sampling programs and field tests.  However, no sales have been arranged on terms satisfactory to FutureFuel Chemical Company.  It has refined glycerin in batch equipment and has provided samples to various potential customers, but no sales have been consummated.  Conversion of glycerin to higher value products is still in the research and development stage.

Customers and Markets

FutureFuel Chemical Company’s chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, photographic imaging, coatings, nutrition and polymer additives.  These products are generally non-cyclical; however, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy.  In many cases, FutureFuel Chemical Company may be unable to increase or maintain its level of sales revenue for these products.

All sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multiyear supply that was effective April 1, 2008.  Sales of the bleach activator totaled $83,995,000, $82,500,000 and $84,691,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Additionally, all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America

Corporation pursuant to contracts which continue year-to-year unless terminated by notice given no later than 270 days prior to the end of the current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Sales of this herbicide and its intermediates totaled $34,156,000, $25,177,000 and $23,685,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  These two customers represented approximately 60%, 63% and 72% of revenues in 2008, 2007 and 2006, respectively.

Competition

Historically, there have been significant barriers to entry for competitors with respect to chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multinational chemical manufacturers has intensified, primarily from India and China.  FutureFuel Chemical Company competes with these and other producers primarily based on price, customer service, technology, quality and reliability.  FutureFuel Chemical Company’s major competitors in this segment include large multinational companies with specialty chemical business units, and smaller independent producers.  The multinational competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that FutureFuel Chemical Company should be well-positioned for growth due to the combination of its scale of operations, technical capabilities and financial resources.

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

Management Team and Workforce

FutureFuel Chemical Company’s executive management team consists of four individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational and business responsibilities.  Three of the four members of the executive team have international experience, including assignments in Europe and Asia.  Another member, the chief financial officer, began employment concurrently with the closing of our acquisition of FutureFuel Chemical Company.  The operational and commercial management group at the Batesville site includes five additional degreed professionals with an average experience of over 20 years in the chemical industry.

The Batesville workforce comprises approximately 450 additional full-time employees, with a total of 69 degreed professionals, including 19 chemists (9 PhDs) and 33 engineers (including 8 licensed professional engineers and 17 chemical engineers).  The site is non-unionized.  Operations personnel are highly skilled as all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged less than 2% annually since 2003.

Intellectual Property

We consider FutureFuel Chemical Company’s intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents and copyrights.  As a producer of a broad and diverse portfolio of chemicals, FutureFuel Chemical Company’s intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding FutureFuel Chemical Company’s intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide FutureFuel Chemical Company’s business segments with a technology-based competitive advantage wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technology from third parties that complements FutureFuel Chemical Company’s strategic business objectives.  Neither FutureFuel Chemical Company’s business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that FutureFuel Chemical Company will be able to adequately protect all of its intellectual property assets.

Research and Development

FutureFuel Chemical Company devotes significant resources to its research and development programs which are primarily targeted towards two objectives:

•	innovating, developing and improving biofuels processes, in particular biodiesel and cellulose-derived biofuels, including value-up technology and applications for co-products; and

•	developing and improving processes for custom manufacturing products or performance chemicals.

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

Research and development expense incurred by FutureFuel Chemical Company during the years ended December 31, 2008, 2007 and 2006 were $3,951,000, $3,434,000 and $4,919,000, respectively.  Substantially all of such research and development expense related to the development of new products, services and processes or the improvement of existing products, services and processes.  Research and development expense declined from 2006 to 2007 primarily due to the lack of corporate overhead allocations from Eastman Chemical Company and also because some research and development costs were funded by new customers.  This funding by new customers did not repeat in 2008.  In addition, FutureFuel Chemical Company expanded the utilization of external resources to advance certain key projects during 2008.  These factors account for the increase in research and development expense in 2008 as compared to 2007.

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

FutureFuel Chemical Company’s cash expenditures related to environmental protection and improvement were approximately $11,507,000, $13,500,000 and $13,300,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  We do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase FutureFuel Chemical Company’s planned level of annual capital expenditures for environmental control facilities.

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

Exploit Growth Opportunities in Core Business Segments

We believe that FutureFuel Chemical Company can become a market leader in biofuels by leveraging its specialty chemicals technical expertise and by fully utilizing idle site assets and infrastructure headspace, with emphasis on:

•	operational expertise to produce ASTM D6751 quality biodiesel from diverse feedstocks;

•	leveraging quality certifications to supply demanding biodiesel applications;

•	conversion of available capacity at below new-build costs;

•	service to regional markets and enhanced distribution channels to national markets;

•	process improvement to reduce costs of manufacturing;

•	adding value to co-products and by-products from biofuels production; and

•	producing cellulose-derived biofuels.

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

We intend to grow FutureFuel Chemical Company’s multi-customer chemicals portfolio by producing marketable chemical co-products from biofuels production, biobased specialty products derived from biofuel products and/or raw materials, and cellulose-derived building block chemicals.  As an example, a significant co-product from biodiesel production is glycerin, which can be purified and sold and which may also be chemically converted into other chemical products and derivatives.  See the discussion above.

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

Financial Information about Geographic Areas

Most of FutureFuel Chemical Company’s sales are FOB the Batesville plant, although some FOB points are in other states or at foreign ports.  While many of FutureFuel Chemical Company’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel Chemical Company to the customer.  Rarely is FutureFuel Chemical Company the exporter of record, never is FutureFuel Chemical Company the importer of record into foreign countries and FutureFuel Chemical Company is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel Chemical Company does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or outside the United States.  FutureFuel Chemical Company’s revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as set forth in the following table.  The amounts in the following table include: (i) our consolidated revenues for the years ended December 31, 2008 and 2007; and (ii) our consolidated revenues for the year ended December 31, 2006 plus FutureFuel Chemical Company’s revenues for the ten-month period ended October 31, 2006.  Our and FutureFuel Chemical Company’s information has been combined for the twelve-month period ended December 31, 2006 solely for comparative purposes.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2008	$164,963	$33,367	$198,330
Year ended December 31, 2007	$141,233	$28,555	$169,788
Year ended December 31, 2006	$131,893	$18,877	$150,770

For each of the years ended December 31, 2008, 2007 and 2006, revenues from Mexico accounted for 11% of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 5% of total revenues for each of the years ended December 31, 2008 and 2007.  Other than Mexico and Canada, revenues from a single foreign country during 2008, 2007 and 2006 did not exceed 3% of total revenues.

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

We make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (http://www.FutureFuelCorporation.com), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and codes of ethics and business conduct for our directors, officers and employees.  Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks associated with FutureFuel Chemical Company.

The current volatility in global economic conditions and the financial markets may adversely affect our industry, business and results of operations.

The volatility and disruption to the capital and credit markets since mid-2008 have affected global economic conditions, resulting in significant recessionary pressures and declines in consumer confidence and economic growth.  These conditions have led to economic contractions in the developed economies and reduced growth rates in the emerging markets.  Despite fiscal and monetary intervention, it is possible that further declines in consumer spending and global growth rates may occur in the foreseeable future.  Reduced consumer spending may cause changes in customer order patterns including order cancellations, and changes in the level of inventory held by our customers, which may adversely affect our industry, business and results of operations.  The impact of the credit crisis and economic slowdown will vary by region and country.  The diversity of our geographic customer and operating footprint limits our reliance and exposure to any single economy.

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and other sources of credit and liquidity.  This tightening of the credit markets has increased the cost of capital and reduced the availability of credit.  Based on our latest discussions, we believe that our sources of credit and liquidity are able to fulfill their commitments to us as of our filing date.  We cannot predict, however, how long the current economic and capital and credit market conditions will continue, whether they will continue to deteriorate and which aspects of our products or business could be adversely affected.  However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.  In addition, we monitor the financial condition of our customers on a regular basis based on public information or data provided directly to us.  If the financial condition of one of our major customers was negatively impacted by market conditions or liquidity, we could be adversely impacted in terms of accounts receivable and/or inventory specifically attributable to them.

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

In 2006 and 2007, approximately 250 million gallons and 490 million gallons, respectively, of biodiesel were produced in the United States.  2008 biodiesel production is estimated at approximately 700 million gallons.  See http://www.americanfuels.info/2008/11/august-biodiesel-production-down.html.  As of September 29, 2008, there was a reported 2.61 billion gallons per year of biodiesel production capacity in the United States.  www.biodiesel.org - see link to Production Facilities, p 8.  With such biodiesel production capacity in the United States, compared to historical production levels, there is a risk that there will be a significant amount of excess biodiesel production capacity in the U.S., which may adversely affect the price at which FutureFuel Chemical Company is able to sell the biodiesel that it sells and thereby adversely affect our anticipated results of operation and financial condition.

The U.S. biodiesel manufacturing base is contracting.  This contraction may adversely affect FutureFuel Chemical Company’s ability to sell biodiesel.

The excess biodiesel production in the U.S. as described above has been ameliorated somewhat in 2008 in that at least 20 of 178 plants are idled while others have reduced production, which has resulted in approximately 700 million gallons of biodiesel actually produced in the United States in 2008 as compared to actual production capacity.  See, for example, www.biodiesel.org/buyingbiodiesel/producres_marketers/Producers%20Map-Existing and www.biodiesel.org/pdf_files/fuelfactsheets/Production_Graph_Slide.  Further industry consolidation is expected.  While such industry consolidation addresses the issue of excess production, it could affect the willingness of potential customers to purchase biodiesel if they perceive that the biodiesel market is not a stable long-term supply of product, which could adversely affect our financial condition and results of operation.

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

All sales of the bleach activator are made to The Procter & Gamble Company and all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  These two customers represented approximately 60% of FutureFuel Chemical Company’s revenues for the year ended December 31, 2008.  The contract with The Procter & Gamble Company is a multiyear contract and no assurances can be given that such contract will be extended or, if extended, upon what terms.  The contracts with Arysta LifeScience North America Corporation contain certain termination provisions and no assurances can be given that these contracts will not be terminated.  The loss of these two companies as customers would have a material adverse effect on us.

Changes in technology may render FutureFuel Chemical Company’s products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology.  Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput.  These changes may render obsolete certain existing products, energy sources, services and technologies currently used by FutureFuel Chemical Company.  We cannot assure you that the technologies used by or relied upon by FutureFuel Chemical Company will not be subject to such obsolescence.  While we may attempt to adapt and apply the services provided by FutureFuel Chemical Company to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

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

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel.  For example, blenders that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit.  The tax incentive generally is taken by petroleum distributors and is passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2009.

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

We hedge FutureFuel Chemical Company’s raw materials and/or finished products for our biofuels segment to some degree to manage the commodity price risk of such items.  This requires the purchase or sale of commodity futures contracts and/or options on those contracts or similar financial instruments.  We may be forced to make cash deposits available to counterparties as they mark to market these financial hedges.  This funding requirement may limit the level of commodity price risk management that we are prudently able to complete.  If we do not or are not capable of managing the commodity price risk of FutureFuel Chemical Company’s raw materials and/or finished products for our biofuels segment, FutureFuel Chemical Company may incur losses as a result of price fluctuations with respect to these raw materials and/or finished products.

In most cases we are not capable of hedging raw material and/or finished products for our chemicals segment.  Certain of our products are produced under manufacturing agreements with our customers which provide us the contractual ability to pass along raw material price increases.  However, we do not have this protection for all product lines within the chemicals segment.  If we do not or are not capable of managing escalating raw material prices and/or passing these increases along to our customers via prices for our finished products, we may incur losses.

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

FutureFuel Chemical Company has entered into a $50 million revolving credit facility with a commercial bank and we have guaranteed FutureFuel Chemical Company’s obligations thereunder.  The restrictions governing this indebtedness (such as total debt to EBITDA limitations) may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities.  If FutureFuel Chemical Company is unable to meet its future debt service obligations and other financial obligations, we could be forced to restructure or refinance such indebtedness and other financial transactions, seek additional equity or sell assets.

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make capital expenditures for the expansion of FutureFuel Chemical Company’s biofuels production capacity and complementary infrastructure.  We intend to finance these capital expenditures primarily through cash flow from FutureFuel Chemical Company’s operations, borrowings under our credit facility and existing cash.  However, if FutureFuel Chemical Company’s capital requirements vary materially from those provided for in our current projections, we may require additional financing sooner than anticipated.  A decrease in expected revenues or adverse change in market conditions could make obtaining this financing economically unattractive or impossible.  As a result, we may lack the capital necessary to complete the projected expansions or capitalize on other business opportunities.

We may be unable to successfully integrate future acquisitions with our operations or realize all of the anticipated benefits of such acquisitions.

Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations and cash flows.  The difficulties of combining acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters; and

•	diverting management’s attention from other business concerns.

In addition, we may not realize all of the anticipated benefits from future acquisitions, such as increased earnings, cost savings and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities and fluctuations in markets.  If benefits from future acquisitions do not meet the expectations of financial or industry analysts, the market price of our shares of common stock may decline.

The scope of indemnity protection afforded to us under the acquisition agreement with Eastman Chemical Company is limited.

While we are confident that the due diligence process undertaken in relation to FutureFuel Chemical Company was sufficient and that material areas of potential exposure have been discovered, there can be no certainty that all significant exposures were uncovered by the due diligence process and it is unlikely that all existing or potential problems and/or liabilities have been revealed.  The inspections that were performed may not have revealed structural and environmental problems, such as groundwater contamination.  We were not able to obtain contractual indemnities from Eastman Chemical Company for all liabilities that were created by Eastman Chemical Company or FutureFuel Chemical Company prior to the completion of the acquisition of FutureFuel Chemical Company and have only limited indemnity protection under the acquisition agreement with Eastman Chemical Company, most of which expired 18 months after the acquisition.  As part of such acquisition agreement, we, through FutureFuel Chemical Company, assumed the risk of the physical condition of FutureFuel Chemical Company’s properties in addition to the risk that the properties may not perform in accordance with expectations, as well as certain environmental and other unknown liabilities in excess of certain amounts.

If any such exposures materialize or the information provided as part of the due diligence exercise proves to be untrue or inaccurate, we will have to rely on the remaining limited indemnity protection afforded to us under the acquisition agreement, if any, in order to seek compensation for any financial loss incurred as a result.  By its nature, indemnity protection is limited in scope, being the product of a negotiation exercise between us and Eastman Chemical Company, and therefore we may not recover any or sufficient funds fully to cover any loss incurred.

In addition, even where potential areas of exposure are covered by the scope of remaining indemnity protection provided under the acquisition agreement, there is no guarantee that Eastman Chemical Company will be in a financial position to support the level of indemnification for which it may be liable.  Consequently, we may not recover any or sufficient funds fully to cover any loss incurred.

Risks associated with owning our shares and warrants.

The exercise of our warrants are subject to transfer and exercise requirements under the Securities Act.  In addition, our warrants are represented by definitive certificates, which could reduce the liquidity of our warrants.

The exercise of the warrants for shares of our common stock are subject to certain conditions designed to ensure compliance with U.S. securities laws.  These conditions include the provision to us of a written certification that the exercising shareholder is neither within the U.S. nor a U.S. person and that the warrant is not being exercised on behalf of a U.S. person, or the provision to us of a written opinion of counsel to the effect that the transfer of the warrants and issuance of the shares of our common stock upon the exercise of such warrants have been registered under the United States Securities Act of 1933, as amended (the “Securities Act”), or are exempt from registration thereunder.  As a result, our warrants are represented by definitive certificates which contain the following legend.

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

In order to transfer or sell our warrants, holders must provide the definitive certificates to the transfer agent, who will require certain certifications as set forth above, and on occasion legal opinions as set forth above, prior to issuing new warrant certificates to new warrant holders.  The Depository Trust Company, which settles electronic trades, does not allow electronic settlement until the legend has been removed and the certification requirements required under U.S. securities laws have expired.  The lack of a fully electronic settlement mechanism may have a material adverse effect on the liquidity and the price of our warrants.

A minimum holding period for our shares received upon exercise of our warrants may commence upon the exercise of such warrants.

The shares of our common stock issued upon the exercise of a warrant generally will be considered restricted securities subject to a six-month holding period as described below.  In general, a security holder who has not been our affiliate for three months may resell these securities without any restriction after satisfying the six-month holding period, provided that we are current in our SEC filings.

The Rule 144 holding period for the shares of our common stock received upon exercise of our warrants will start upon the exercise of such warrants.  Accordingly, holders of our warrants that exercise their warrants for cash will receive shares of our common stock subject to trading restrictions which are greater than those imposed on the trading of previously issued shares.  Such restrictions may mean the value of the shares received upon exercise of the warrants may be significantly lower, at least until the six-month holding period has expired, than the shares originally issued.

If our founding shareholders and Mr. Novelly or his designees exercise their registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

Those shareholders holding shares of our common stock prior to our July 2006 offering (the “founding shareholders”; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below for a list of the founding shareholders) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act, the resale of their shares of our common stock issued prior to our July 2006 offering (the “founding shares”) and their shares included in the units purchased in our July 2006 offering.  The demand may be made at any time after the date on which we have become a reporting company under the Exchange Act, and their founding shares have been released from escrow.  Except in limited circumstances, this date will not be before July 12, 2009.  If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 11,250,000 shares and/or up to 5,000,000 shares issued on exercise of their warrants eligible for trading in the public market.  The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

We may not list our common stock on a stock exchange other than the OTCBB and we may not list our warrants on any stock exchange.

Under the investor rights agreement that we entered into on July 12, 2006 with CRT Capital Group LLC and KBC Peel Hunt Ltd, we are obligated to use our commercially reasonable efforts to cause our shares of common stock to be authorized to be quoted and/or listed (to the extent applicable) on the American Stock Exchange, the New York Stock Exchange, the NASD Automated Quotation System or the NASDAQ National Market (or, in each case, a successor thereto) or a similarly recognized national trading platform, if our common stock so qualifies.  Prior to December 2008, we did not satisfy the listing requirements of any such exchange other than the OTCBB.  Application for listing was made to the OTCBB and our shares of common stock are quoted thereon.  In December 2008, we met the listing requirements for certain of the NASDAQ markets, and we are currently assessing whether listing on a NASDAQ market is commercially reasonable.  However, no assurances can be given that we will list our common stock on such exchange, or, if listed, whether our common stock will continue to qualify for quotation or listing on such exchange or other similarly recognized national trading platform, including the OTCBB.

We have no obligation to list or quote our warrants on any exchange, and no assurances can be given that we will attempt to cause our warrants to be authorized to be quoted and/or listed on any exchange or recognized national trading platform.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company

We are a holding company whose principal assets are all of the issued and outstanding shares of stock of FutureFuel Chemical Company and cash, cash equivalents and investments.

FutureFuel Chemical Company

FutureFuel Chemical Company’s principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and infrastructure, including on-site liquid waste treatment.  FutureFuel Chemical Company is the fee owner of this plant and the land upon which it is situated, and manufactures both biofuels and chemicals at the plant.  Utilization of these facilities may vary with product mix and economic, seasonal and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel and a facility targeted for the potential future production of cellulose-derived biofuels.  The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth.  We believe that the plant is generally well maintained, in good operating condition and suitable and adequate for its uses.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our shares and warrants were listed on AIM under the ticker symbols “FFU” and “FFUW,” respectively.  Trading of our shares of common stock and warrants on AIM commenced July 12, 2006 and was suspended on July 24, 2006, the date that our acquisition of FutureFuel Chemical Company was announced.  Trading resumed on October 9, 2006.  However, in connection with the restatement of our financial statements to comply with purchase accounting as discussed below, trading in our shares of common stock and warrants was again suspended on July 26, 2007 at our request.  We completed the restatement of our financial statements and requested that our shares and warrants again be traded on AIM.  Trading of our shares and warrants was approved on February 1, 2008 and trading recommenced on that date.  Admission of our shares and warrants was cancelled on July 14, 2008.

Commencing July 11, 2008, shares of our common stock were quoted on the OTCBB under the symbol “FTFL”.  The high and low bid quotations on the OTCBB for our shares of common stock for 2008 for the periods during which it was quoted on the OTCBB are set forth in the following table.

	Shares
Period	High	Low
July 11, 2008 - September 30, 2008	$7.00	$6.00
October 1, 2008 - December 31, 2008	$6.40	$4.00

Our warrants are not quoted or listed on any established exchange or quotation system.

There are currently outstanding 28,190,300 shares of our common stock and warrants to purchase 21,317,500 shares of our common stock at $6.00 per share.  Under U.S. securities laws at the time of our offering, shares of our common stock and warrants that were sold or acquired on July 12, 2006 could not be re-sold until they had been held for two years, unless registered with the SEC or unless an exemption from registration was available.  The relevant U.S. securities laws were revised to reduce the holding period to six months, effective February 15, 2008.  As a result, such shares and warrants (subject, in the case of warrants, to the qualification discussed below) may be sold by non-affiliates of the Company, either within or outside the U.S., without restrictions imposed by U.S. securities laws.  Affiliates of the Company, defined generally as any person that directly or indirectly controls, is controlled by, or is under common control with the Company (typically directors, executive officers and primary shareholders) remain limited in the amount and manner in which they may sell our shares and warrants.  Thus, non-affiliates who acquired our shares and warrants which were issued in our initial offering on July 12, 2006 may generally freely trade those shares and warrants in the United States.

Please note, however, that the exercise of the warrants for shares of our common stock are subject to certain conditions designed to ensure compliance with U.S. securities laws.  These conditions include the provision to us of a written certification that the exercising shareholder is neither within the U.S. nor a U.S. person and that the warrant is not being exercised on behalf of a U.S. person, or the provision to us of a written opinion of counsel to the effect that the transfer of the warrants and issuance of the shares of our common stock upon the exercise of such warrants have been registered under the Securities Act, or are exempt from registration thereunder.  The shares of our common stock issued upon the exercise of a warrant generally will be considered restricted securities subject to a six-month holding period.  In general, a security holder who has not been an affiliate of the Company for three months may resell these securities without any restriction after satisfying the six-month holding period, provided that we are current in our SEC filings.  Because of these restrictions, our warrants must contain an appropriate legend, which means they must be certificated.

Holders

The shares of our common stock and our warrants were held by approximately 420 and 69 holders of record, respectively, on March 10, 2009 as recorded on our transfer agent’s registers.

Dividends

The payment of cash dividends by us is dependent upon our future earnings, capital requirements and overall financial condition.  There were no cash dividends declared on shares of our common stock in 2007.  A special cash dividend of $0.70 per share was paid on our common stock in 2008.  We currently have no intention of paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2008, we issued options to purchase 410,000 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,000	$ 5.25	2,220,200

Performance Graph

The following graph shows changes over the 29 month period beginning July 13, 2006 (the completion of our offering of units) through December 31, 2008 in the value of an $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  These companies are: AE Biofuels, Inc., Aventine Renewable Energy Holdings; Biofuel Energy Corp., Bluefire Ethanol Fuels; China Clean Energy Inc.; Epolin Inc.; Ethos Environmental Inc.; Global Green Solutions, Inc.; Green Energy Resources, Inc.; Green Plains Renewable Energy; Greenshift Corp.; International Flavors & Fragrances, Inc.; Kreido Biofuels Inc.; Momentum Biofuels, Inc.; New Generation Biofuels Holdings, Inc.; OM Group Inc.; Originoil Inc.; Pacific Ethanol Inc.; Panda Ethanol Inc.; Pure Biofuels Corp.; Rentech Inc.; Stratos Renewables Corp.; Synthetech Inc.; United Energy Corp.; Verasun Energy Corp.; and Westlake Chemical Corp.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*

Among FutureFuel Corp, The Russell 2000 Index
And SIC Code 2860

$140
$120
$100
$80
$60
$40
$20
$0
7/06
7/06
8/06
9/06
10/06
11/06
12/06
1/07
2/07
3/07
4/07
5/07
6/07
7/07
8/07
9/07
10/07
11/07
12/07
1/08
2/08
3/08
4/08
5/08
6/08
7/08
8/08
9/08
10/08
11/08
12/08
FutureFuel Corp
Russell 2000
SIC Code 2860

*$100 invested on 7/13/06 in stock & index-including reinvestment of dividends.
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

Terms of Warrant Conversion or Exercise

Each of our outstanding warrants entitles the registered holder to purchase one share of our common stock at an exercise price of $6.00 per share, subject to adjustment as discussed below, at any time commencing on October 31, 2006.  The warrants expire on July 12, 2010 at 5:00 p.m., New York City time.

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

The warrants were issued in registered form under a warrant deed between Capita IRG (Offshore) Limited, as warrant agent, and us.  In 2008, Computershare Investor Services (Channel Islands) Limited succeeded Capita IRG (Offshore) Limited as warrant agent.

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

The following chart sets forth the status of the outstanding warrants as of December 31, 2008.

Initial issuance of warrants	22,500,000
Warrants exercised in 2006	-
Outstanding warrants at December 31, 2006	22,500,000
Warrants exercised in 2007	-
Outstanding warrants at December 31, 2007	22,500,000
Warrants exercised in 2008	1,182,500
Outstanding warrants at December 31, 2008	21,317,500

Use of Proceeds

The proceeds of our July 2006 offering aggregated $180 million, which proceeds were used as follows.

(Dollars in thousands)

Item	Amount
Offering proceeds	$180,000
Underwriters’ fees	(6,750)
Working capital amount	(750)
Amount transferred to the trust fund	$172,500

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
__________

(a)
The expenses of the offering in excess of $750,000 were paid from the proceeds of loans made by Mr. Lee E. Mikles and St. Albans Global Management, Limited Partnership, LLLP to us in the aggregate amount of $700,000, which loans were repaid as set forth below.

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

Purchase of Securities by Us

Neither we nor anyone acting on our behalf has purchased any shares or other units of any class of our equity securities that is registered pursuant to section 12 of the Exchange Act.  However, in connection with the July 2006 offering of units, shareholders other than founding shareholders (“new shareholders”) were granted certain rights to have their shares of our common stock repurchased by us (“repurchase rights”).  At the time we sought approval of any business combination, each new shareholder that voted against the business combination was entitled to simultaneously exercise his repurchase rights with respect to his shares (exclusive of founding shares); provided that our repurchase obligations were only effective if such business combination was approved by the new shareholders and completed.

Since our acquisition of FutureFuel Chemical Company constituted a business combination, a new shareholder was entitled to have his shares repurchased by us at the repurchase price described below following consummation of the acquisition if the new shareholder voted against the acquisition and exercised his repurchase rights.  Our board of directors imposed as a condition to us consummating the acquisition of FutureFuel Chemical Company the requirement that those new shareholders voting against the acquisition and exercising their repurchase rights must own in the aggregate not more than 15% of the issued and outstanding shares of our common stock.  At our shareholder meeting to approve the acquisition of FutureFuel Chemical Company, 28,125,000 shares were issued and outstanding.  Consequently, if new shareholders holding more than 4,218,750 shares voted against the acquisition and exercised their repurchase rights, the acquisition would not be approved.  At the shareholder meeting, new shareholders holding an aggregate of 1,425,000 shares voted against the acquisition and exercised their repurchase rights, and shareholders holding 25,205,477 shares voted to approve the acquisition.  Consequently, since the 15% threshold was not exceeded, the acquisition of FutureFuel Chemical Company by us was approved.

The repurchase price was $7.667 per eligible share plus any interest earned by the trust fund, net of expenses and income taxes payable on such interest.  The interest earned by the trust fund, net of expenses and income taxes payable on such interest, was $973,594 as of the consummation of the acquisition, for a repurchase price of $7.71 per eligible share and an aggregate repurchase price of $10,986,750.  Such payments to new shareholders exercising their repurchase rights were made and the 1,425,000 shares have been canceled.

Following consummation of our acquisition of FutureFuel Chemical Company, new shareholders who did not exercise their repurchase rights ceased to have such repurchase rights.

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

For purposes of preparing our financial statements, we initially accounted for the acquisition of Eastman SE, Inc. as a reverse acquisition and did not apply purchase accounting to such transaction.  On July 27, 2007, we issued a Form 8-K pursuant to Item 4.02(a) of Form 8-K, informing investors that our 2006 Annual Financial Statements should not be relied upon for the reasons set forth therein.  A copy of that Form 8-K may be obtained free of charge on our website at http://ir.futurefuelcorporation.com/sec.cfm or by requesting the same from us at FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105 Attn: Investor Relations.  We restated our 2006 financial statements to apply purchase accounting to our acquisition of Eastman SE, Inc., a portion of which 2006 financial statements are included herein.  See Note 2 to our consolidated financial statements for the year ended December 31, 2006 included in Amendment No. 3 to our Form 10 filed with the SEC on April 9, 2008 for a detailed discussion of the effects of such restatement.

The following tables set forth our and FutureFuel Chemical Company’s summary historical financial and operating data for the periods indicated below.  This summary historic financial and operating data has been derived from FutureFuel Chemical Company’s “carve-out” financial statements as of and for the ten months ended October 31, 2006 (the period between January 1, 2006 and the date we acquired FutureFuel Chemical Company), the twelve months ended December 31, 2005 and 2004 (the two most recent complete fiscal years prior to 2006) and our consolidated financial statements for the twelve months ended December 31, 2006, 2007 and 2008, all of which are included elsewhere herein or in Amendment No. 3 to our Form 10 filed with the SEC on April 9, 2008.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such financial statements and notes thereto.  The selected financial data for FutureFuel Chemical Company prior to our acquisition thereof represent the complete financial information prepared and provided by Eastman Chemical Company to us in conjunction with the carve out and sale of the Batesville plant to us for the twelve months ended December 31, 2004 and 2005, as well as the ten months ended October 31, 2006.

(Dollars in thousands, except per share amounts)

	FutureFuel Corp. Consolidated		FutureFuel Corp. and FutureFuel Chemical Company Combined	Future Fuel Corp. Consolidated	Future Fuel Chemical Company
Item	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Operating Revenues	$198,330	$169,788	$150,770	$23,043	$127,727	$119,539	$144,157
Net income (loss)	$22,675	$8,408	$2,242	$2,717	$(475)	$381	$(14,867)
Earnings per common share
Basic	$0.84	$0.31	$0.08	$0.10	NA	NA	NA
Diluted	$0.82	$0.26	$0.07	$0.09	NA	NA	NA
Total Assets	$238,126	$216,113	$203,059	$203,516	NA	$114,500	$118,164
Long-term obligations	$34,377	$24,353	$20,740	$20,740	NA	$24,830	$25,105
Cash dividends per common share	$0.70	$0.00	$0.00	$0.00	$0.00	$0.00	$0.00
Net cash provided by (used in) operating activities	$36,275	$21,554	$(3,960)	$(12,494)	$8,534	$7,556	$19,044
Net cash provided by (used in) investing activities	$(52,009)	$(29,978)	$(91,168)	$(82,619)	$(8,549)	$(6,594)	$(6,520)
Net cash provided by (used in) financing activities	$(11,466)	$(50)	$158,229	$158,214	$15	$(962)	$(12,524)

For the combined year ended December 31, 2006, operating revenues, net income (loss) and earnings per common share combine our consolidated results for the entire twelve months ended December 31, 2006 and FutureFuel Chemical Company’s results for the ten months ended October 31, 2006.  This information is for illustrative purposes only.  The consolidated company would likely have performed differently had they always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.

Our Amendment No. 3 to Form 10 Registration Statement filed with the SEC on April 9, 2008 contains all the financial statements and selected financial data for FutureFuel Chemical Company that was provided to us by Eastman Chemical Company.

Prior to the initiation of its biofuels program in 2005, the Batesville plant did not report financial results by business “segments” as defined by generally accepted accounting principles.  After the initiation of such program and upon divestiture, it defined two segments: chemicals and biofuels.

In March 2007, FutureFuel Chemical Company entered into a $50 million credit facility with Regions Bank as described below.  As of December 31, 2008, FutureFuel Chemical Company had no borrowings under such credit facility.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our and FutureFuel Chemical Company’s financial statements, including the notes thereto, set forth or otherwise referenced herein.  For the year ended December 31, 2006, the financial information presented combines our consolidated results for the entire twelve months ended December 31, 2006 and FutureFuel Chemical Company’s results for the ten months ended October 31, 2006.  This information is for illustrative purposes only and to provide additional information to investors by showing FutureFuel Chemical Company’s contribution to the results of the combined company.  As a result of this presentation, however, the amounts referred to in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (including the tables set forth below) will not agree to our financial statements for the year ended December 31, 2006.  The consolidated company, moreover, would likely have performed differently had we and FutureFuel Chemical Company always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.  This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance.  Actual results may differ materially from those anticipated in these forward-looking statements.  See “Forward Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Results of Operations

In General

We were not incorporated until August 12, 2005, we did not complete our offering until July 12, 2006 and we did not complete the acquisition of FutureFuel Chemical Company until October 31, 2006.  Other than the offering and the acquisition, we did not carry on any material business activities prior to November 1, 2006.

FutureFuel Chemical Company’s historical revenues have been generated through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; and (iii) two other product lines (CPOs and DIPBs) produced under conversion contracts for another customer.  The major product line in the performance chemicals group is SSIPA/LiSIPA, polymer modifiers that aid the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel as a product.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

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

CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPBs are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  As part of our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company entered into conversion agreements with Eastman Chemical Company that effectively provide a conversion fee to FutureFuel Chemical Company for CPOs and DIPB based on volume manufactured, with a minimum annual fee for both products.  In addition, the conversion agreements provide for revenue adjustments for actual price of raw materials purchased by FutureFuel Chemical Company at standard usages.  Eastman Chemical Company provides key raw materials at no cost.  For the key raw materials, usage over standard is owed Eastman Chemical Company; likewise, any improvement over standard is owed to FutureFuel Chemical Company at the actual price Eastman Chemical Company incurred for the key raw material.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers.  Contract sales with two customers are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives, various specialty pharmaceutical intermediates and various other chemicals that FutureFuel Chemical Company has in full commercial production or in development.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  In general, these products have no pricing mechanism or specific protection against raw material or conversion cost changes.

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  Capacity was initially 3 million gallons per year, increasing to 24 million gallons per year by the end of 2007 through a dedicated continuous processing line and, to a lesser extent, batch processing.  During 2006 and 2007, FutureFuel Chemical Company sold for its own account and produced, for a fee, biodiesel for a third party under a tolling agreement.  The tolling agreement terminated on September 30, 2007 and was not renewed.  Today, FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have plans to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year by April 2009 through the addition of a second continuous processing line.  We believe we have successfully demonstrated our ability to keep our existing continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock.  Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices, the $1 per gallon federal blenders credit, which has been extended to the end of 2009 and overall biodiesel demand and usage in the United States.

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

The financial statements provided herein disclose related party transactions and the impact of those transactions on historical revenues and expenses.  The discussions of results of operations that follow are based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.  See footnote 18 to our consolidated annual financial statements and footnote 1 and footnote 8 to FutureFuel Chemical Company’s annual financial statements contained elsewhere herein for more details.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Revenues:

Revenues for the year ended December 31, 2008 were $198,330,000 as compared to revenues for the year ended December 31, 2007 of $169,788,000, an increase of 17%.  The increase was mainly attributable to increased volumes and prices of biodiesel and the proprietary herbicide and intermediates.  Revenues from biofuels increased 69% and accounted for 21% of total revenues in 2008 as compared to 15% in 2007.  Revenues from chemicals increased 8% and accounted for 79% of total revenues in 2008 as compared to 85% in 2007.  Within the chemicals segment, revenues for the year ended December 31, 2008 changed as follows as compared to the year ended December 31, 2007: revenues from the bleach activator increased 2%; revenues from the proprietary herbicide and intermediates increased 36%; revenues from CPOs increased 11%; revenues from DIPB decreased 4%; revenues from SSIPA/LiSIPA decreased 12%; and revenues from other products increased 9%.

Sales volumes of the bleach activator during the year ended December 31, 2008 were unchanged from volumes for the year ended December 31, 2007 and were generally in-line with expectations.  The 2% increase in revenue was mainly attributable to higher prices that resulted from contractual inflationary increases of certain raw material prices.  We experienced relatively stable demand from this customer through 2007 and 2008.  Demand from this customer began to deteriorate in the first quarter of 2009 and our customer’s demand for 2009 may be materially less than the preceding two years.  However, our agreement with this customer provides a volume-price curve that protects our gross margin at these lower volumes.

At present, revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, together accounting for 59% of revenues in the year ended December 31, 2008 as compared to 64% in the year ended December 31, 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain or increase its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.  In addition, our customer has benefited from the general increase in planted acreage in the markets it serves.

Revenues from CPOs and DIPBs together increased 3% during 2008, due mainly to higher prices stemming from contractual inflationary increases of certain raw material prices and conversion costs.  Both of these products are late in their life cycle and both are negatively impacted by the automotive and housing slow down.  As a result, our customer’s demand for these products, CPOs in particular, has eroded in the first quarter of 2009 and future market conditions for both CPOs and DIPBs may be challenging.  We believe our customer is actively seeking new customers and new applications for these products.  Absent success in these areas by our customer, we anticipate a material decrease in revenues, on a percentage basis, for 2009 versus 2008.

The majority of the increased revenues from biodiesel stem from higher selling prices during 2008 as compared to 2007.  In addition, gallons of biodiesel sold during 2008 were 42% greater than 2007; this volume increase was, in turn, due to stronger demand from certain key bulk customers.  There were no material shutdowns during 2008 and we leveraged our newly built storage capacity and expanded infrastructure, as well as our fleet of leased railcars, to meet customer requirements during the peak demand season for biodiesel.

Cost of Goods Sold and Distribution:

Total cost of goods sold and distribution for the year ended December 31, 2008 were $157,913,000 as compared to total cost of goods sold and distribution for the year ended December 31, 2007 of $152,555,000, an increase of 4%.

Cost of goods sold and distribution for the year ended December 31, 2008 for FutureFuel Chemical Company’s chemicals segment were $122,815,000 as compared to cost of goods sold and distribution for the year ended December 31, 2007 of $117,367,000.  On a percentage basis, cost of goods sold and distribution increased 5% as compared to an 8% increase in revenues.  This margin increase is due to: (i) FutureFuel Chemical Company’s ability to pass the majority of raw material prices increases on to its customers via contractual inflationary price adjustments (although, in some cases, increases in prices of finished products via these contractual adjustments lag increases in raw material prices); (ii) overall conversion cost control; and (iii) increased sales of biodiesel during 2008, which in turn pulled a greater share of fixed cost away from the chemicals segment as compared to 2007.

Cost of goods sold and distribution for 2008 for FutureFuel Chemical Company’s biofuels segment were $35,098,000 as compared to cost of goods sold and distribution for 2007 of $35,188,000.  On a percentage basis, cost of goods sold and distribution did not change against increased revenues of 69%, resulting in increased margins for the biofuels segment for 2008 as compared to 2007.  These increased margins are a result of economies of scale that result from higher volumes of biodiesel produced and sold.  In addition, margins were favorably impacted by gains on hedging activity of $9,519,000 during 2008 as compared to losses of $6,910,000 during 2007.  The gains on hedging activity are a direct result of declining prices of heating oil and other commodities during the second half of 2008.  We manage price risk in our biofuels segment by selling heating oil futures contracts (and/or options on futures contracts) at the time of establishing price commitments for feedstock purchases, thereby preserving the per gallon margin available at the time of such commitment.  As heating oil (and biodiesel) prices declined during the second half of 2008, we recognized gains on our hedging positions and lower margins (or in some cases losses) on the sale of the physical product.  In addition, commodity price declines resulted in our cost of biodiesel (and certain associated raw material) inventory at December 31, 2008 exceeding its market value.  Cost of goods sold for 2008 include a $3,973,000 charge to reduce these inventories to market value.  The majority of this charge is attributable to the biofuels segment.  Cost of goods sold and distribution for the biofuels segment includes funding from the State of Arkansas under the Arkansas Alternative Fuels Development Program of $2,000,000.  Under this program, biodiesel producers in the state of Arkansas were eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period.  FutureFuel Chemical Company applied for and received the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  The next eligible application period opened July 1, 2008 and closes June 30, 2009.  FutureFuel Chemical Company has applied for the $0.20 per gallon credit for biodiesel produced during the second half of 2008.  Due to the uncertainty of funding from this program, we do not recognize a credit to cost of goods sold and distribution until such time as our application is approved and funding is received.

Operating Expenses:

Operating expense increased from $7,578,000 in 2007 to $8,236,000 in 2008, or approximately 9%.  This increase was primarily the result of higher compensation expense and research and development expense.

Our consolidated financial statements present the four principal components of selling, general and administrative expenses: (i) compensation expense, which includes salaries, wages and benefits paid to sales and administrative personnel, as well as fees paid to directors; (ii) formation expense and cancelled offerings costs; (iii) other expense, which includes travel and entertainment, selling, advertising, third party services, charitable contributions, memberships, dues and subscriptions and overhead allocations; and (iv) related party expenses, which consist primarily of reimbursement of travel and administrative services incurred on our behalf, as well as fees for a commodity trading advisory agreement with an affiliate.

Selling, general and administrative expense increased $141,000 from 2007 to 2008, or approximately 3%.  This increase is a result of higher compensation expense for 2008, partially offset by the lack of formation expense or canceled offering costs in 2008, as well as a decline in other expense.  Research and development expense increased $517,000 from 2007 to 2008, or approximately 15%.  This increase is the result of customer reimbursement of certain research and development activities in 2007, which had the effect of reducing overall research and development expense in that year, as well as expanded utilization of external resources to advance certain key projects during 2008.

Provision for Income Taxes:

The effective tax rates for the years ended December 31, 2008 and December 31, 2007 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $737,000 at December 31, 2008.  An allowance of $472,000 was recorded at December 31, 2007.

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

During 2007, revenues for the bleach activator decreased due to lower volumes which were partially offset by higher prices stipulated by the pricing curve embedded in the supply agreement with this customer.  Demand for the bleach activator was very strong during the fourth quarter and remained strong into 2008.  Revenue from the proprietary herbicide and intermediates increased as very strong volumes offset a net price reduction as more fully described below.  Revenues from the bleach activator and the proprietary herbicide and intermediates were together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 63% of revenues in 2007 as compared to 72% in 2006.  The prices for the proprietary herbicide and intermediates were reduced by 10% from 2006 to 2007 due to continued competitive pressures as described above.  This price decrease was partially offset by a June 1, 2007 price increase of approximately 4% to cover certain raw material cost increases that we had incurred beginning in the first quarter of 2007.  We believe our customer was able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.

Revenues from CPOs and DIPBs together increased 22% during 2007.  This increase is largely the result of new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.

Revenue from biodiesel increased in 2007 due to an increase in production capacity and a stronger focus on the biofuels segment.  Biodiesel capacity was 2 million gallons per year at the beginning of 2006 and increased to 24 million gallons per year by the end of 2006.  Capacity was 24 million gallons per year for all of 2007.  Capacity in 2007 was reduced from February through May due to a fire that destroyed the two centrifuges that were part of the continuous biodiesel production line.  Without these centrifuges, the continuous line operated at very low rates.  We increased batch production to the greatest extent possible to offset lost continuous production but still were unable to sell as much product during the shutdown period or accumulate as much inventory as we had planned leading into the summer.  We filed business interruption and property claims to recover losses incurred as a result of the fire and in March 2008 these claims were approved by our underwriters.  The financial impact of these claims is discussed in Cost of Goods Sold and Distribution below.

Cost of Goods Sold and Distribution:

Total cost of goods sold and distribution for 2007 was $152,555,000 as compared to total cost of goods sold and distribution for 2006 of $139,674,000, an increase of 9%.  (Cost of goods sold and distribution of FutureFuel Chemical Company for the ten-month period ended October 31, 2006 was $119,576,000.)

Cost of goods sold and distribution for 2007 for FutureFuel Chemical Company’s chemicals segment was $117,367,000 as compared to cost of goods sold and distribution for 2006 of $115,252,000, an increase of 2%.  (Cost of goods sold and distribution for FutureFuel Chemical Company’s chemical segment for the ten-month period ended October 31, 2006 was $100,024,000.)  Cost of goods sold and distribution for all chemical products excluding the bleach activator, measured as a percent of total chemical revenues, decreased from 41% in 2006 to 35% during 2007.  Cost of goods sold and distribution for the bleach activator increased from 43% of total chemical revenues in 2006 to 46% in 2007; this increase was largely the result of increased raw material prices resulting from new supply agreements and pricing mechanisms in place following the acquisition of FutureFuel Chemical Company.  Gross margins improved substantially for all chemical products excluding the bleach activator.  This improvement was attributable to growth of FutureFuel Chemical Company’s biodiesel segment.  As more fully described above, biodiesel is made using the same assets utilized to manufacture the majority of our product lines (other than the bleach activator), and as biodiesel production increases the biofuels segment absorbs more cost away from other chemical products that utilize those assets.

Cost of goods sold and distribution for 2007 for FutureFuel Chemical Company’s biofuels segment was $35,188,000 as compared to cost of goods sold and distribution for 2006 of $24,422,000, an increase of 44%.  (The cost of goods sold and distribution of FutureFuel Chemical Company’s biofuels segment for the ten-month period ended October 31, 2006 was $19,552,000.)  The largest component of this increase was hedging losses of $6,910,000 in 2007; gains from hedging in 2006 were insignificant.  Hedging losses were attributable to steadily increasing energy prices during 2007, heating oil in particular, which is the commodity that we believe is most appropriate for use in hedging FutureFuel Chemical Company’s biodiesel inventory.  Our practice was to run a relatively balanced position, meaning we generally sold heating oil futures or options to lock our selling prices whenever we locked our feedstock cost.  Had we not fixed our feedstock cost, we would not have fixed our selling cost; in this case we would not have incurred hedging losses but we would have experienced markedly higher feedstock costs.

Gross loss for the biofuels segment was $(9,874,000) in 2007, up from $(11,082,000) in 2006.  (The gross loss of FutureFuel Chemical Company’s biofuels segment for the ten-month period ended October 31, 2006 was $(7,973,000).)  Of the gross loss for 2007, greater than 75% is attributable to the first quarter.  This is due to lower chemical revenues across the plant in the first quarter which effectively forced the biofuels segment to carry a larger than normal amount of fixed cost, as well as the higher cost of batch production after the fire discussed above forced us to produce biodiesel almost exclusively in the batch plant.  Our underwriters approved our $657,000 business interruption claim (net of deductible) which helped to offset some of these losses.

For the year 2007 as a whole, the increase in cost of goods sold and distribution for the biofuels segment was only half the increase in biofuels revenues.  We were successful in reducing costs during the second half of the year through a focus on continuous manufacturing and also through the use of new tankage and other infrastructure.  The biofuels segment began production in the batch plant and has continued to utilize the batch process to test new processing techniques, experiment with various alternative feedstocks and meet peak demand.  The biodiesel segment also utilizes a continuous processing line that is more efficient and produces higher volumes per reactor than the batch process, and hence absorbs fewer overhead costs per gallon of biodiesel produced.  FutureFuel Chemical Company has transitioned from primarily batch processing to primarily continuous processing, a strategy which is expected to continue to significantly reduce fixed cost allocation and as a result reduce total cost of goods sold and distribution per gallon of biodiesel produced.

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

For FutureFuel Chemical Company in periods prior to November 1, 2006, the material component of selling, general and administrative expenses is corporate overhead allocations.  Due to the changes in the structure, organization and the related expense of the sales and administrative departments of FutureFuel Chemical Company pre- and post-acquisition, we do not believe a comparison of the material components of selling, general and administrative expenses pre- and post-acquisition is meaningful.  As such, we have not included a discussion and analysis of the material components of selling, general and administrative expenses for 2007 versus 2006.

Critical Accounting Estimates

Purchase Price Allocation

Following our acquisition of Eastman SE, Inc., we allocated the cost of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  We do not anticipate these estimates changing in the future.

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At December 31, 2008 and 2007, we recorded an allowance for doubtful accounts of $4,000 and $42,000, respectively, the majority of which pertained to one customer.  FutureFuel Chemical Company historically has not experienced significant problems in collecting its receivables and we do not expect this to change going forward.

Depreciation

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2008 and December 31, 2007, we recorded a reserve for closure/post-closure liabilities of $588,000 and $566,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and for two specialty chemical customers in 2007 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $50,527,000, $33,494,000 and $31,550,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Income Taxes

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

Liquidity and Capital Resources

Our and FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2008, 2007 and 2006 are set forth in the following chart.  The 2008 and 2007 amounts are our consolidated results, and the 2006 amounts are our consolidated results plus FutureFuel Chemical Company’s results for the ten-month period ended October 31, 2006.  The combined results for 2006 are presented for comparative purposes only.

(Dollars in thousands)

	2008	2007	2006
Net cash provided by (used in) operating activities	$36,275	$21,554	$(3,960)
Net cash used in investing activities	$(52,009)	$(29,978)	$(91,168)
Net cash provided by (used in) financing activities	$(11,446)	$(50)	$158,229

FutureFuel Chemical Company’s net cash provided by (used in) operating activities, investing activities and financing activities for the ten-month period ended October 31, 2006 was:
(Dollars in thousands)

Ten Months Ended October 31, 2006
Net cash provided by operating activities	$8,534
Net cash used in investing activities	$(8,549)
Net cash provided by financing activities	$15

Operating Activities

Cash provided by operating activities increased from $21,554,000 during 2007 to $36,275,000 during 2008.  The increase in cash provided by operating activities is a result of a $14,267,000 increase in net income, a $6,852,000 increase in cash provided by the change in deferred revenue, a $3,127,000 increase in the fair value of derivative instruments and other marketable securities, a $2,468,000 increase in cash provided by the change in other assets, a $1,088,000 increase in depreciation and amortization, and a $1,325,000 increase in cash provided by the change in accounts payable, including related party balances.  Offsetting these cash flows were a $8,923,000 increase in cash used for accounts receivable, a $3,172,000 increase in cash used for inventory and a $2,712,000 increase in cash used for accrued expenses, including related party balances and other current liabilities.  Other than the changes in cash discussed above, no single item resulted in a greater or less than $1,000,000 change in cash provided from operating activities between 2007 and 2008.

Cash provided by (used in) operating activities increased from $(3,960,000) in 2006 to $21,554,000 in 2007, an increase of $25,514,000.  (FutureFuel Chemical Company’s net cash provided by operating activities for the ten-month period ended October 31, 2006 was $8,534,000.)  The increase primarily resulted from changes in accounts receivable from year to year.  During 2006, FutureFuel Chemical Company used $(13,022,000) of cash to build accounts receivable up to normal levels following the purchase of the plant from Eastman Chemical Company.  Additionally, accounts receivable levels at the end of 2006 were abnormally high due to delayed collections of balances which Eastman Chemical Company had collected on FutureFuel Chemical Company’s behalf.  These balances were collected early in 2007 and accounts receivable were at a more normalized historical level as of the end of 2007.  (Accounts receivable at FutureFuel Chemical Company provided $7,412,000 in cash for the ten-month period ended October 31, 2006.)  Other significant year to year changes include a decrease in cash provided by (used in) changes in accounts payable, including related party balances, from $5,107,000 in 2006 to $(314,000) in 2007, and an increase in cash provided by (used in) changes in accrued expenses and other current liabilities, from $(3,900,000) in 2006 to $1,613,000 in 2007.  (For FutureFuel Chemical Company for the ten-month period ended October 31, 2006, the decrease in cash provided by (used in) changes in accounts payable was $2,271,000, and the increase in cash provided by (used in) changes in accrued expenses and other current liabilities was $(5,657,000).)

Investing Activities

Cash used in investing activities increased from $29,978,000 in 2007 to $52,009,000 in 2008.  The aggregate amount of cash used in the purchase and sale of marketable securities, auction rate securities and commercial paper increased from $14,803,000 in 2007 to $31,647,000 in 2008 as we sought both higher yield and security for our cash.  These investments are further described under “Capital Management”.  In addition, the increase in cash used in investing activities was attributable to a $9,826,000 increase in cash used for the collateralization of derivative instruments, which in turn resulted from a greater use of options in our hedging activities, partially offset by an increase in cash provided by restricted cash (which resulted from the Arkansas Department of Environmental Quality relinquishing the need for us to maintain a trust account to satisfy potential plant closure obligations).

Cash provided by (used in) investing activities increased from $(91,168,000) in 2006 to $(29,978,000) in 2007.  (FutureFuel Chemical Company’s net cash provided by (used in) investing activities for the ten-month period ended October 31, 2006 was $(8,549,000), all of which was attributable to capital expenditures.)  The majority of this increase was attributable to $(72,634,000) of cash used in the acquisition of Eastman SE, Inc. during 2006; there was no cash provided by (used in) this investing activity in 2007.  The increase was also attributable to an increase in cash provided by (used in) the collateralization of derivative instruments from $(3,578,000) in 2006 to $2,789,000 in 2007.  These increases were offset by $14,803,000 of cash used to purchase marketable securities during 2007 (no activity during 2006) and capital expenditures which were $5,892,000 higher in 2007 than 2006.

Financing Activities

Cash used in financing activities was $50,000 in 2007 as compared to $11,466,000 in 2008.  Financing activities during 2007 consisted solely of the payment of a bank financing fee.  Financing activities during 2008 consisted primarily of the payment of $19,705,000 in dividends offset by $8,169,000 in proceeds from the issuance of shares of our common stock.  The issuance of shares of our common stock resulted from the exercise of warrants and options.

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

Capital Expenditure Commitments

As previously disclosed in Item 1. Business - General Development of the Business above, FutureFuel Chemical Company pursued seven core infrastructure projects that are expected to bring efficiency, operational flexibility and cost savings to existing biodiesel and chemical business lines.  These infrastructure projects were: (i) adding methanol recovery and biodiesel feedstock pretreatment capabilities; (ii) constructing additional storage; (iii) expanding on-site rail siding and railcar loading and unloading capabilities; (iv) obtaining storage/thruput in strategic markets; (v) acquiring a fleet of tanker trucks; (vi) procuring railcars; and (vii) expanding biodiesel production capacity.  Projects (iv) and (vi) did not require any capital expenditures but instead affect cash flow through ongoing operating lease commitments.  These lease commitments are included in footnote 21 of our annual consolidated financial statements presented herein.  Projects (ii), (iii) and (v) have been completed.  Projects (i) and (vii) require significant capital expenditures and are scheduled to be completed in April 2009.  We estimate the total capital cost of these infrastructure projects from November 1, 2006 through the date of completion will be approximately $16 million.

For the infrastructure projects discussed immediately above as well as any additional capital projects being pursued, FutureFuel Chemical Company typically does not enter into financial or other commitments that would preclude its ability to expand or decrease the scope of a given project or cancel it altogether.  The following are our material commitments for capital expenditures as of December 31, 2008.

(Dollars in thousands)

General Purpose of the Commitment	December 31, 2008
Specialty chemical expansion	$1,555
Health, safety and environment, and maintenance	229
Total	$1,784

FutureFuel Chemical Company has historically financed capital requirements for its business with cash flows from operations and has not had the need to incur bank indebtedness to finance any of its operations during the historical periods discussed herein.

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

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
> 2 < 3	-0.70%	1.55%
> 1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

There is an unused commitment fee of 0.25% per annum.  Beginning December 31, 2007, and on the last day of each fiscal quarter thereafter, the ratio of EBITDA to fixed charges may not be less than 1.5:1.  Beginning June 30, 2007, the ratio of total funded debt to EBITDA may not exceed 3.50:1, reduced to 3.25:1 at March 31, 2008, June 30, 2008 and September 30, 2008, and then 3:1 thereafter.  We guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

FutureFuel Chemical Company had no borrowings under this credit facility at December 31, 2008 or 2007.

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

Special Dividend

On October 1, 2008, we declared a special cash dividend of $0.70 per share on our common stock, with a record date of October 22, 2008 and a payment date of November 11, 2008.  The special cash dividend amounted to $19,705,000.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were: (i) the financial assurance trusts established for the benefit of the Arkansas Department of Environmental Quality; and (ii) hedging transactions.  The financial assurance trusts were established to provide assurances to the Arkansas Department of Environmental Quality that, in the event the Batesville facility is closed permanently, any reclamation activities necessitated under applicable environmental laws would be completed.  The amounts held in trust were included in restricted cash and cash equivalents on our balance sheet.  The closure liabilities were included in other noncurrent liabilities, but only on a present value basis.  These financial assurance trusts were terminated on August 8, 2008 and were replaced by our guaranty.  This guaranty is not expected to have a material adverse effect upon our financial condition.

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at December 31, 2008 and December 31, 2007.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2008 or December 31, 2007 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2008 the payments due by period for the following contractual obligations of us and FutureFuel Chemical Company.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations	$3,659	$1,163	$1,180	$871	$445
Purchase obligations(a)	2,077	2,010	67	-	-
Total	$5,736	$3,173	$1,247	$871	$445
__________

(a)
Purchase obligations within less than one year include: (i) $1,784 for capital expenditure commitments related to the construction of special chemical expansion, health, safety and environment, and maintenance projects; and (ii) $226 for information technology maintenance and software license commitments.  Purchase obligations beyond one year include $67 for information technology maintenance and software license commitments.

Income Taxes

Our total liability for uncertain tax positions under Financial Accounting Standards Board No. 48 Accounting for Uncertainty in Income Taxes - An Interpretation of FASB No. 109 (FIN 48) was $654,729 as of December 31, 2008.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.  See Note 14 to our consolidated financial statements included elsewhere herein.

Capital Management

Over approximately the last 24 months, the global financial markets have experienced significant volatility and fluctuations in credit market liquidity.  In some instances, these market conditions have caused companies to reconsider the classification of certain investments on their balance sheets and, in some cases, to record losses on the reduced fair market value of those investments.  To date, as more fully described in the following paragraphs, we have been able to avoid these problems through our active management of our short-term investments and cash.

As a result of our initial equity offering and the subsequent positive operating results of FutureFuel Chemical Company, we accumulated excess working capital.  Some of this excess working capital was paid out in 2008 as a special cash dividend.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at FutureFuel Chemical Company and to pursue complimentary acquisitions in the oil and gas and chemical industries.  While in the present state of having excess working capital, we intend to manage these assets in such a way as to generate sufficient returns on these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In 2008, the management of these funds has largely taken the form of investments in U.S. treasury bills and bonds, investments in foreign denominated government bonds, investments in auction rate securities, investments in foreign currency and the holding of cash in money market or similar bank accounts.

Beginning in late 2007, we made investments in certain U.S. treasury bills and notes.  As of December 31, 2008, our investments in U.S. treasury debt securities carried maturity dates ranging from January 2009 to March 2009.  We have designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a separate component of stockholders’ equity.  The fair value of these securities, including accrued interest, totaled $15,999,000 at December 31, 2008.

In 2008 we made an investment in treasury bonds of a certain foreign government.  As of December 31, 2008, the instruments comprising this investment had matured or been sold and no subsequent, similar investments were made.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $14,990,000 at December 31, 2008.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

Beginning in the second half of 2008, we made investments in certain commercial paper.  As of December 31, 2008, our investments in commercial paper carried maturity dates ranging from January 2009 to March 2009.  We have designated these investments as being available-for-sale.  Accordingly, these investments are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these investments, including accrued interest, totaled $15,422,000 at December 31, 2008.

In 2008, we made investments in certain foreign currencies.  We exited from these investments prior to December 31, 2008.

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

A customer entered into a contract with us for the purchase of approximately one million gallons of biodiesel.  The customer defaulted on a portion of the contract approximately one month later by which time the market price of biodiesel had declined substantially.  Pursuant to the general terms and conditions of the contract which we had previously agreed to with the customer, we filed with the American Arbitration Association (“AAA”) to recoup our damages that resulted from the customer’s default.  The customer claims that we breached the contract and has brought suit in court for a declaratory judgment that we repudiated the contract; that the customer does not owe us any damages; and for recovery of its court costs and attorneys fees.  Due to the customer’s refusal to participate in the AAA proceeding, we withdrew from the proceeding and countersued in federal court to recover our damages resulting from the customer’s default.  At this time we are unable to determine the probability that we will be successful in recovering our damages.  We do not expect that the customer’s claim against us will have a material impact on our financial condition.

We entered into a membership agreement with a biodiesel trade association, and recently filed for rescission of the contract on various grounds.  At this time we are unable to determine the probability that we will be successful in the rescission suit.  However, we do not expect that any potential claim or counterclaim against us by the association, including a claim for breach of contract or default, will have a material impact on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on FutureFuel Chemical Company’s costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (electricity, coal, biofuel feedstocks, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains a significant risk.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  Under these standards, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2008 or in any preceding year.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2008 and 2007, the fair values of our derivative instruments were a net liability in the amount of $3,175,000 and $247,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2008.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	109,154,161	LB	10.0%	$4,552	11.3%
Electricity	80,146	MWH	10.0%	$486	1.2%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2008.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

We had no borrowings as of December 31, 2008 or 2007 and, as such, were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

The following sets forth our consolidated balance sheets as at December 31, 2008 and 2007 and our consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for the years ended December 31, 2008, 2007 and 2006, together with RubinBrown LLP’s and KPMG LLP’s respective reports thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and subsidiary (collectively, the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiary as of December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standard No. 109.

As discussed in Note 20 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement, as of January 1, 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) , and our report dated March 16, 2009 expressed an unqualified opinion of the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2006 of FutureFuel Corp. and subsidiary (the Company).  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As described in note 25 to the consolidated financial statements, the Company has restated the accompanying consolidated financial statements for the year ended December 31, 2006.

/s/ KPMG LLP

St. Louis, Missouri
April 23, 2007, except as to note 25,
   which is dated as of December 27, 2007

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Assets
Cash and cash equivalents	$27,455	$54,655
Accounts receivable, net of allowances of $4 and $42, respectively	20,048	17,514
Inventory	27,585	24,192
Income taxes receivable	792	-
Prepaid expenses	1,294	1,200
Marketable debt and auction rate securities	46,411	15,086
Other current assets	4,751	541
Total current assets	128,336	113,188
Property, plant and equipment, net	106,320	95,036
Restricted cash and cash equivalents	-	3,263
Intangible assets	321	435
Other assets	3,149	4,191
Total noncurrent assets	109,790	102,925
Total Assets	$238,126	$216,113

Liabilities and Stockholders’ Equity
Accounts payable	$13,332	$12,622
Accounts payable - related parties	422	121
Income taxes payable	-	1,231
Current deferred income tax liability	4,151	4,597
Short term contingent consideration	1,936	197
Accrued expenses and other current liabilities	2,251	3,370
Accrued expenses and other current liabilities - related parties	20	-
Total current liabilities	22,112	22,138
Long term contingent consideration	-	1,989
Deferred revenue	9,994	1,571
Other noncurrent liabilities	1,243	1,126
Noncurrent deferred income tax liability	23,140	19,667
Total noncurrent liabilities	34,377	24,353
Total Liabilities	56,489	46,491
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 28,190,300 issued and outstanding as of December 31, 2008 and 26,700,000 issued and outstanding as of December 31, 2007	3	3
Accumulated other comprehensive income	15	58
Additional paid in capital	167,524	158,436
Retained earnings	14,095	11,125
Total stockholders’ equity	181,637	169,622
Total Liabilities and Stockholders’ Equity	$238,126	$216,113

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
for the Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share amounts)

	2008	2007	2006
Revenues	$193,466	$169,732	$23,043
Revenues – related parties	4,864	56	-
Cost of goods sold	149,122	149,181	19,966
Cost of goods sold – related parties	5,331	1,529	-
Distribution	3,460	1,845	133
Gross profit	40,417	17,233	2,944
Selling, general and administrative expenses
Compensation expense	2,907	2,502	328
Formation expense and canceled offering costs	-	117	427
Other expense	1,191	1,353	400
Related party expense	187	172	104
Research and development expenses	3,951	3,434	923
	8,236	7,578	2,182
Income from operations	32,181	9,655	762
Interest income	2,965	3,567	3,365
Interest expense	(26)	(24)	(37)
Gain on foreign currency	287	16	-
Loss on sale of marketable debt securities	(377)	-	-
Other expense	(34)	(23)	-
	2,815	3,536	3,328
Income before income taxes	34,996	13,191	4,090
Provision for income taxes	12,321	4,783	1,373
Net income	$22,675	$8,408	$2,717

Earnings per common share
Basic	$0.84	$0.31	$0.10
Diluted	$0.82	$0.26	$0.09
Weighted average shares outstanding
Basic	27,029,210	26,700,000	26,700,000
Diluted	27,550,441	32,286,996	31,818,772

Comprehensive income	2008	2007	2006
Net income	$22,675	$8,408	$2,717
Other comprehensive income (loss), net of tax (benefit) of $(26) in 2008 and $34 in 2007	(43)	58	-
Comprehensive income	$22,632	$8,466	$2,717

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows provided by (used in) operating activities
Net income	$22,675	$8,408	$2,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,800	4,712	630
Provision (benefit) for deferred income taxes	3,053	2,330	(956)
Change in fair value of derivative instruments	2,928	(199)	447
Loss on the sale of investments	377	-	-
Accretion of the discount of marketable debt securities	(188)	(127)	-
Losses on disposals of fixed assets	24	63	-
Stock based compensation	849	-	-
Noncash interest expense	22	21	37
Changes in operating assets and liabilities:
Accounts receivable	(2,534)	6,389	(20,434)
Inventory	(4,149)	(977)	(1,256)
Income taxes receivable	(793)	-	-
Prepaid expenses	(94)	48	(1,240)
Accrued interest on marketable debt securities	63	(64)	-
Other assets	1,042	(1,426)	653
Accounts payable	711	(323)	2,724
Accounts payable - related parties	300	9	112
Income taxes payable	(1,231)	(685)	1,916
Accrued expenses and other current liabilities	(1,119)	1,653	1,747
Accrued expenses and other current liabilities - related parties	20	(40)	40
Deferred revenue	8,423	1,571	-
Other noncurrent liabilities	96	191	369
Net cash provided by (used in) operating activities	36,275	21,554	(12,494)
Cash flows used in investing activities
Restricted cash	3,263	(136)	(3,127)
Collateralization of derivative instruments	(7,037)	2,789	(3,578)
Purchase of marketable securities	(40,835)	(14,803)	-
Proceeds from the sale of marketable securities	39,557	-	-
Net purchases of auction rate securities	(14,985)	-	-
Purchase of commercial paper	(15,384)	-	-
Proceeds from the sale of fixed assets	8	55	-
Acquisition of the stock of Eastman SE, Inc.	-	-	(72,634)
Contingent purchase price payment	(250)	(172)	(11)
Capital expenditures	(16,346)	(17,711)	(3,269)
Net cash used in investing activities	(52,009)	(29,978)	(82,619)

	2008	2007	2006
Cash flows provided by (used in) financing activities
Proceeds from long-term debt - related parties	-	-	500
Repayment of long-term debt - related parties	-	-	(700)
Proceeds from the issuance of stock	8,169	-	169,382
Payment of dividend	(19,705)	-	-
Excess tax benefit associated with stock options	70	-	-
Stock redemption	-	-	(10,968)
Financing fee	-	(50)	-
Net cash provided by (used in) financing activities	(11,466)	(50)	158,214
Net change in cash and cash equivalents	(27,200)	(8,474)	63,101
Cash and cash equivalents at beginning of period	54,655	63,129	28
Cash and cash equivalents at end of period	$27,455	$54,655	$63,129

Cash paid for interest	$4	$3	$-

Cash paid for income taxes	$11,117	$2,992	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	Common Stock		Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2005	5,000,000	$1	$-	$24	$-	$25
Common share dividend	1,250,000	-	-	-	-	-
Common share cancellation	(625,000)	-	-	-	-	-
Proceeds from the issuance of stock	22,500,000	2	-	169,380	-	169,382
Stock redemption	(1,425,000)	-	-	(10,968)		(10,968)
Net income	-	-	-	-	2,717	2,717
Balance - December 31, 2006	26,700,000	3	-	158,436	2,717	161,156
Other comprehensive income	-	-	58	-	-	58
Net income	-	-	-	-	8,408	8,408
Balance - December 31, 2007	26,700,000	3	58	158,436	11,125	169,622
Special cash dividend	-	-	-	-	(19,705)	(19,705)
Stock based compensation	39,800	-	-	849	-	849
Proceeds from the issuance of stock	1,450,500	-	-	8,169	-	8,169
Excess income tax benefits from exercise of stock options	-	-	-	70	-	70
Other comprehensive income (loss)	-	-	(43)	-	-	(43)
Net income	-	-	-	-	22,675	22,675
Balance - December 31, 2008	28,190,300	$3	$15	$167,524	$14,095	$181,637

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering (see Note 15).

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

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel and cellulose-derived biofuels) and biobased specialty chemical products (biobased solvents, chemicals and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in May 2013.  Sales of the bleach activator totaled $83,995 for the year ended December 31, 2008.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $34,156 for the year ended December 31, 2008.  These two customers represented 72% of FutureFuel’s accounts receivable balance at December 31, 2008.

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

Restricted cash and cash equivalents

Restricted cash and cash equivalents include cash and cash equivalents reserved for purposes of meeting certain Arkansas Department of Environmental Quality requirements that become applicable in the event of a closure of the Batesville Plant.  The trust account was terminated in 2008 and replaced with FutureFuel’s guarantee. The amount of cash reserved for this purpose is based on a formula derived by the state of Arkansas and totaled $0 at December 31, 2008 and $3,263 at December 31, 2007.

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

Deferred revenue

FutureFuel signed a contract with a customer to construct a plant on FutureFuel’s property for the manufacture of a custom chemical.  The cost of construction was funded by the customer with title and risk of loss to the equipment residing with FutureFuel.  Reimbursements were recognized as deferred revenue and amortized over the expected life of the customer relationship as product is shipped.  Production began in the fourth quarter of 2008.

Asset retirement obligations

FutureFuel establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units such as destructors, landfills, storage tanks and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements and FutureFuel’s environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, FutureFuel estimates the useful life of each individual asset up to 35 years.  Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

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

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biofuels are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates or warranties.

Bill and hold transactions for 2008 related to three specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $50,527, $33,494 and $3,858 for the years ended December 31, 2008, 2007 and 2006, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general and administration expense

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.  Netted from cost of goods sold is the biodiesel tax incentive for blending biodiesel with petrodiesel.  The biodiesel tax credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel.  The credit is recognized as it is earned when biodiesel is blended with petrodiesel.

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

The weighted average basic and diluted shares outstanding for the year ended December 31, 2006 have been calculated assuming that all shares outstanding at December 31, 2007 were outstanding for those periods presented.  The dilutive impact of the warrants, as described in Note 16, was calculated based upon the trading activity of FutureFuel’s common stock from July 13, 2006 to December 31, 2008.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in shareholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains resulting from its investment in certain marketable debt securities classified as available for sale (see Note 6).  For the year ended December 31, 2008, FutureFuel recorded an unrealized gain of $15, net of income taxes of $9, on these securities.  For the year ended December 31, 2007, FutureFuel recorded an unrealized gain of $58, net of income taxes of $34, on these securities.  There were no elements of other comprehensive income in 2006.

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

3)           Business combination

FutureFuel was incorporated on August 12, 2005 to serve as a vehicle for a Business Combination of one or more operating businesses in the oil and gas industry.  In 2006 FutureFuel identified such an operating business in Eastman SE.  Eastman SE, as owner of the Batesville Plant, began the implementation of a biobased products platform, including the production of biofuels (biodiesel and cellulose-derived biofuels) and biobased specialty products (biobased lubricants, solvents and intermediates).  In addition to the biobased products platform, the Batesville Plant has continued the custom synthesis of fine chemicals and other organic chemicals.  On October 31, 2006, FutureFuel acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical for cash consideration and $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on November 1, 2006 and ending on October 31, 2009.  Immediately subsequent to its acquisition, Eastman SE changed its name to FutureFuel Chemical.  The results of FutureFuel Chemical have been included in FutureFuel’s results of operations since October 31, 2006.  After final purchase price adjustments, a price of $70,970 was paid for the stock of Eastman SE.  Cumulative contingent purchase price payments to Eastman Chemical based on volumes of biodiesel sold totaled $11 through December 31, 2006, $183 through December 31, 2007 and $433 through December 31, 2008.  The contingent purchase price payments offset a contingent consideration liability that FutureFuel recorded as of the closing date of the acquisition.

The following table summarizes the estimated fair values of the Eastman SE assets acquired and liabilities assumed and related deferred income taxes as of the acquisition date.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The following unaudited pro forma consolidated results of operations for the twelve months ended December 31, 2006 assume that the acquisition of Eastman SE was completed as of January 1, 2006.

Revenues	$150,770
Net income	$5,142
Basic earnings per share	$0.19
Diluted earnings per share	$0.16

Pro-forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

4)           Inventories

The carrying values of inventory were as follows as of December 31:

	2008	2007
At first-in, first-out or average cost (approximates current cost)
Finished goods	$15,634	$8,993
Work in process	1,800	1,091
Raw materials and supplies	14,833	15,670
	32,267	25,754
LIFO reserve	(4,682)	(1,562)
Total inventories	$27,585	$24,192

Commodity price declines during the fourth quarter of 2008 resulted in the cost of certain raw material and finished goods inventories exceeding their respective market values.  Inventory balances at December 31, 2008 include the impact of a $3,973 write-down to market value, the majority of which impacted finished biodiesel and a key biodiesel raw material.

FutureFuel’s calculation of its LIFO reserve is reliant, in part, upon the Producer Price Index published by the Bureau of Labor Statistics (“PPI”).  For its December 31, 2008 LIFO reserve calculation, FutureFuel changed its policy to use the November preliminary PPI as opposed to the December PPI.  This change was made to enable FutureFuel to meet an accelerated closing process which, in turn, enables FutureFuel to meet the U.S. Securities and Exchange Commission’s filing deadlines for FutureFuel’s financial statements.  The impact of this change was an increase in the LIFO reserve at December 31, 2008 of $753.  FutureFuel will continue to utilize the preliminary November PPI in future years.

5)           Derivative instruments

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2008		2007
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in prepaid expenses and other current assets	(875)	$(3,175)	(100)	$(247)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $7,826 and $788 at December 31, 2008 and 2007, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

6)           Marketable debt securities

At December 31, 2008, FutureFuel had investments in certain U.S. treasury bills and notes.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale; accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair market value of these investments, including accrued interest, totaled $15,999 at December 31, 2008.  The fair market value of similar investments, including accrued interest, totaled $15,086 at December 31, 2007.

Additionally, as of December 31, 2008, FutureFuel had made investments in certain auction rate securities.  As of December 31, 2008, these securities had maturities ranging from June 2028 to July 2042.  FutureFuel has classified these instruments as current assets in the accompanying consolidated balance sheet as the issuers have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  Therefore, regardless of their maturity dates, FutureFuel has classified these investments as current.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through December 31, 2008.

The fair market value of auction rate securities approximated their par value and, including accrued interest, totaled $14,990 at December 31, 2008.  No auction rate securities were held by FutureFuel at December 31, 2007.

At December 31, 2008, FutureFuel had investments in certain commercial paper.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available for sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these investments, including accrued interest, totaled $15,422 at December 31, 2008.  FutureFuel had no similar investments at December 31, 2007.

7)           Property, plant and equipment

Property, plant and equipment consisted of the following at December 31:

	2008	2007
Land and land improvements	$4,570	$4,260
Buildings and building equipment	22,023	20,444
Machinery and equipment	87,388	69,309
Construction in progress	4,447	6,126
Accumulated depreciation	(12,108)	(5,103)
Total	$106,320	$95,036

Depreciation expense totaled $5,686, $4,599 and $611 for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

8)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2008	2007
Cost	$567	$567
Accumulated amortization	(246)	(132)
	$321	$435

Amortization expense totaled $114, $113 and $19 for the years ended December 31, 2008, 2007 and 2006, respectively.  FutureFuel estimates that amortization expense for 2009 to 2010 will be $113 annually and that amortization expense in 2011 will be $95.

9)           Other assets

Other assets are comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $3,149 and $4,191 at December 31, 2008 and 2007, respectively.

10)         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2008	2007
Accrued employee liabilities	$1,248	$1,722
Accrued property, use and franchise taxes	975	1,110
Accrued professional fees	-	30
Other	48	508
Total	$2,271	$3,370

11)         Borrowings

In March 2007, FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and the general corporate purposes of FutureFuel Chemical.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
> 2 < 3	-0.70%	1.55%
> 1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no borrowings at December 31, 2008 or 2007.

12)         Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post closure costs under the Resource Conservation and Recovery Act (“RCRA”).  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $588 and $566 as of December 31, 2008 and 2007, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2008	2007
Beginning balance	$566	$545
Accretion expense	22	21
Balance at December 31	$588	$566

13)         Stock based compensation

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

FutureFuel adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123(R)”) and related interpretations and began recognizing compensation expense in its financial statements for stock based options based upon the grant-date fair value over the requisite service period.

In April 2008, FutureFuel granted a total of 250,000 stock options to members of its board of directors (“Director Options”).  Additionally, it granted a total of 55,000 stock options to selected members of its management (“Management Options”).  An additional 5,000 Management Options were issued in September 2008 and an additional 100,000 Director Options were granted on December 10, 2008.  The options awarded in April 2008 have an exercise price equal to the average of the bid and ask price of

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

FutureFuel’s common stock on the date of grant as established in private sales, which the board of directors determined to be the fair value of such stock on that date.  The Management Options awarded in September 2008 and the Director Options awarded in December 2008 have an exercise price equal to the closing price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options vested immediately upon grant.  Originally, one-third of the Management Options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Those Management Options were amended in September 2008 to provide for immediate vesting.  The Management Options issued in September 2008 vested immediately upon grant.  Both the Director Options and the Management Options awarded in April 2008 expire on April 7, 2013.  The Management Options awarded in September 2008 expire on September 30, 2013.  The Director Options awarded in December 2008 expire on December 10, 2013.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	April 2008 Director Options	April 2008 Management Options	September 2008 Management Options	December 2008 Director Options
Expected volatility rate	46.78%	48.74%	50.63%	60.88%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.03%	2.26%	2.22%	1.04%
Expected forfeiture rate	0.00%	0.00%	0.00%	0.00%
Expected term in years	2.5	2.5	2.5	2.5

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

The risk-free interest rate is derived from the United States Federal Reserve’s published interest rates of yields for the same time period as the expected term.

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

On December 3, 2008, FutureFuel granted a stock award of 100 shares of its common stock to 398 of FutureFuel Chemical’s employees.  FutureFuel recognized compensation expense as a result of this award equal to the number of shares granted multiplied by the fair value of its common stock on the date of the award.  Such compensation expense was recorded as a component of cost of goods sold and totaled $225 in the twelve months ended December 31, 2008.

For the years ended December 31, 2008 and 2007, total share-based compensation expense (before tax) totaled $849 and $0, respectively.  In the year ended December 31, 2008, $225, $610 and $14 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The weighted average fair value of options granted in 2008 was $1.52 per option.

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2008 and ending December 31, 2008 is presented below.

	Options	Weighted Average Exercise Price
Outstanding as January 1, 2008	-	$-
Granted	410,000	4.43
Exercised	268,000	4.00
Cancelled, forfeited or expired	-	-
Outstanding at December 31, 2008	142,000	$5.25

There were 2,220,200 options available for grant at December 31, 2008.  The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$4.00	37,000	4.27 years	$4.00	37,000	$4.00
$5.65	100,000	4.95 years	$5.65	100,000	$5.65
$6.48	5,000	4.75 years	$6.48	5,000	$6.48
	142,000	4.76 years	$5.25	142,000	$5.25

The weighted average remaining contractual life of all exercisable options is 4.76 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2008 are $50 and $50, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2008 exceeded the exercise price of the options granted.

The amendment of the Management Options in September 2008 referred to above resulted in the immediate recognition into expense of the estimated fair value of those options not previously recognized, which totaled $74.

In 2008, FutureFuel realized gross proceeds from stock option exercises of $1,072 and realized a net tax benefit of $204.  FutureFuel did not realize any proceeds on the December 3, 2008 stock grant but did realize a net tax benefit of $86.

14)         Provision for income taxes

The following table summarizes the provision for income taxes:

	2008	2007	2006
Income before taxes - U.S.	$34,996	$13,191	$4,090
Provision for income taxes:
Current	$8,176	$2,080	$1,818
Deferred	2,710	2,201	(687)
State and other
Current	1,093	228	466
Deferred	342	274	(224)
Total	$12,321	$4,783	$1,373

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2008	2007	2006
Amount computed using the statutory rate of 35%, 34% and 34%, respectively	$12,249	$4,485	$1,390
Section 199 manufacturing deduction	(271)	(183)	(33)
Agri-biodiesel production credit	(812)	(564)	(78)
Credit for increasing research activities	(78)	(69)	-
Tax exempt interest income	(541)	-	-
Change in the valuation allowance	265	472	-
State income taxes, net	1,336	601	94
Other	173	41	-
Provision for income taxes	$12,321	$4,783	$1,373

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2008	2007
Deferred tax assets
Vacation pay	$117	$115
Allowance for doubtful accounts	2	16
Agri-biodiesel production credit	190	190
Inventory reserves	1,919	219
Self insurance	96	123
Asset retirement obligation	231	222
Directors and officers fees	-	122
Derivative instruments	251	444
Stock based compensation	106	-
Total deferred tax assets	2,912	1,451
Deferred tax liabilities
Available for sale securities	(9)	(34)
Accrued expenses	(19)	(18)
LIFO inventory	(5,530)	(4,684)
Intangible assets	(126)	(170)
Insurance proceeds	-	(275)
Depreciation	(23,782)	(20,062)
Total deferred tax liabilities	(29,466)	(25,243)
Valuation allowance	(737)	(472)
Net deferred tax liabilities	$(27,291)	$(24,264)

As recorded in the consolidated balance sheet
Current deferred income tax liability	$(4,151)	$(4,597)
Noncurrent deferred income tax liability	(23,140)	(19,667)
Net deferred income tax liabilities	$(27,291)	$(24,264)

The effective tax rates for the years December 31, 2008 and 2007 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at both December 31, 2008 and December 31, 2007, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $96 and $0 at December 31, 2008 and December 31, 2007, respectively, for interest or tax penalties.

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

15)         Stockholders’ equity

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

In 2008, 1,182,500 warrants to purchase FutureFuel’s common stock were exercised.  Proceeds from the exercise of these warrants totaled $7,095.  At December 31, 2008, warrants to purchase 21,317,500 shares of FutureFuel’s common stock were outstanding and unexercised.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16)         Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2008	2007	2006
Net income available to common stockholders	$22,675	$8,408	$2,717

Weighted average number of common shares outstanding	27,029,210	26,700,000	26,700,000
Effect of warrants	487,180	5,586,996	5,118,772
Effect of stock options	34,051	-	-
Weighted average diluted number of common shares outstanding	27,550,441	32,286,996	31,818,772

Basic earnings per share	$0.84	$0.31	$0.10
Diluted earnings per share	$0.82	$0.26	$0.09

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2008 as they were anti-dilutive in the period.  The weighted average number of warrants excluded on this basis was 16,579,375.  Additionally, certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2008 as they were anti-dilutive in the period.  The weighted number of options excluded on this basis was 1,250.

17)         Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) match and a defined contribution savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of employee contributions, subject to specified limits and makes a retirement savings safe harbor contribution to employees’ 401(k) savings plans.  Company contributions totaled $1,763, $1,552 and $120 for the years ended December 31, 2008, 2007 and 2006, respectively.  No expense related to this plan was incurred from August 12, 2005 (Inception) to October 31, 2006.

18)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.

FutureFuel enters into agreements to sell biodiesel to an affiliate from time to time.  Such agreements are priced at the then current market price of biodiesel as determined from bids from other customers and/or market pricing services.  Volumes sold under these agreements are generally delivered by railcars leased by FutureFuel.  Revenue from this affiliate totaled $4,864, $56 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.  Cost of goods sold associated with these biodiesel sales to the affiliate were $2,357, $26 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively.  These amounts include allocated hedging gains (losses) for the respective period.

FutureFuel leases oil storage capacity from an affiliate under a storage and thruput agreement.  This agreement provides for the storage of biodiesel, biodiesel/petrodiesel blends, palm oil, methanol and other biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate.  Lease expense related to this agreement totaled $-0-, $126 and $9 for the years ended December 31, 2008, 2007 and 2006, respectively.

FutureFuel entered into a commodity trading advisor agreement with an affiliate.  Pursuant to the terms of this agreement the affiliate provides advice to FutureFuel concerning the purchase, sale, exchange,

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

conversion and/or hedging of commodities as FutureFuel may request from time to time.  Expenditures related to this agreement totaled $132, $127 and $20 in the years ended December 31, 2008, 2007 and 2006, respectively.

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leases from the affiliate railcars upon the same terms, conditions and price the affiliate leases the railcars.  Lease terms for individual railcars begin upon delivery of the railcars.  Forty railcars were received through December 31, 2008 but no railcars had been received in 2006 under this agreement.  Expenditures incurred under this agreement were $331, $72 and $0, for the years ended December 31, 2008, 2007 and 2006, respectively.

FutureFuel reimburses an affiliate for travel and other administrative services incurred on its behalf.  Such reimbursement is performed at cost with the affiliate realizing no profit on the transaction.  These reimbursements totaled $40, $78 and $123 for the years ended December 31, 2008, 2007 and 2006, respectively.

Accounts payable included $422 and $121 and accrued expenses and other current liabilities included $20 and $0 due to related parties at December 31, 2008 and 2007, respectively.

19)         Segment information

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel commercialization was achieved in October 2005 at the Batesville Plant.  Biodiesel revenues were generally derived in one of two ways.  Revenues were generated under tolling agreements whereby customers supplied key biodiesel feed stocks which FutureFuel then converted into biodiesel at the Batesville Plant in exchange for a fixed price processing charge per gallon of biodiesel produced.  Tolling agreements were terminated in 2007.  Revenues are also generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the year ended December 31, 2008, 2007 and 2006 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2008	$164,963	$33,367	$198,330
December 31, 2007	$141,233	$28,555	$169,788
December 31, 2006	$21,474	$1,569	$23,043

For the years ended December 31, 2008, 2007 and 2006, revenues from Mexico accounted for 11%, 11% and 7%, respectively, of total revenues.  Beginning in the third quarter of 2007, FutureFuel Chemical Company began selling significant quantities of biodiesel to companies in Canada, at which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 5% and 5% of total revenues for the years ended December 31, 2008 and 2007, respectively.  Other than Mexico and Canada, revenues from a single foreign country during 2008, 2007 or 2006 did not exceed 3% of total revenues.

Summary of business by segment

	2008	2007	2006
Revenues
Chemicals	$155,553	$144,474	$21,282
Biofuels	42,777	25,314	1,761
Revenues	$198,330	$169,788	$23,043
Segment gross margins
Chemicals	$32,738	$27,107	$6,054
Biofuels	7,679	(9,874)	(3,110)
Segment gross margins	40,417	17,233	2,944
Corporate expenses	(8,236)	(7,578)	(2,182)
Income before interest and taxes	32,181	9,655	762
Interest income	2,965	3,567	3,365
Interest and other expense	(150)	(31)	(37)
Provision for income taxes	(12,321)	(4,783)	(1,373)
Net income	$22,675	$8,408	$2,717

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment for the year ended December 31, 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas during the second quarter resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and June 30, 2008 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  FutureFuel has applied for funding under this program for biodiesel produced during the period July 1 to December 31, 2008 but has not yet received notification that its application has been approved.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, FutureFuel recognizes income in the period funding is received.

20)         Fair value measurements

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

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2008	Level 1	Level 2	Level 3
Available for sale:
U.S. treasury securities	$15,999	$15,999	-	-
Auction rate securities	$14,990	-	$14,990	-
Commercial paper	$15,422	$15,422	-	-
Derivative instruments	$(3,175)	$(3,175)	-	-

21)         Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks and office machines.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2008 were as follows:

2009	$1,163
2010	457
2011	393
2012	331
2013	331
Thereafter	985
Total	$3,660

Lease expenses totaled $885, $408 and $9 for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the expansion of FutureFuel’s biofuels related infrastructure, the development, implementation and maintenance of an enterprise resource planning computer software package and the licensing of a chemical modeling software product.

Deferred payments to Eastman Chemical

In connection with the purchase of shares of Eastman SE, FutureFuel agreed to pay Eastman Chemical $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on October 31, 2006 and ending on October 31, 2009.  Payments to Eastman Chemical in 2008, 2007 and 2006 for this agreement totaled $250, $172 and $11, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

22)         Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2008
Revenues	$43,220	$49,896	$60,585	$44,629
Gross profit	$10,582	$4,451	$10,880	$14,504
Net income	$6,160	$2,913	$5,389	$8,213
Net income per common share:
Basic	$0.23	$0.11	$0.20	$0.29
Diluted	$0.23	$0.11	$0.19	$0.29
2007
Revenues	$37,506	$41,620	$46,558	$44,104
Gross profit (loss)	$(2,448)	$5,582	$6,885	$7,214
Net income (loss)	$(2,040)	$2,907	$3,343	$4,198
Net income (loss) per common share:
Basic	$(0.08)	$0.11	$0.13	$0.16
Diluted	$(0.08)	$0.09	$0.10	$0.13

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

23)         Recently issued accounting standards

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141R”) which replaces SFAS No. 141 “Business Combinations” (“SFAS No. 141”).  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations.  However, SFAS No. 141R provides for the following changes from SFAS No. 141: an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R will not have an impact on FutureFuel’s consolidated financial statements at the effective date, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of acquisitions, if any, consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  FutureFuel

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

has concluded that SFAS No. 160 will not have a material impact on its consolidated financial position, liquidity, or results of operations.

In March 2008, the FASB issued SFAS Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  FutureFuel has concluded that SFAS No. 161 will not have a material impact on the Company’s disclosures.

24)         Reserve roll forwards - valuation and qualifying accounts

Additions
	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008
Reserve for:
Doubtful accounts and returns	$42	$4	$-	$42	$4
LIFO inventory	1,562	3,120	-	-	4,682
Aged and obsolete inventory	124	129	-	-	253
Deferred tax valuation allowance	472	265	-	-	737
Aged and obsolete supplies and parts	436	230			666
	$2,636	$3,748	$-	$42	$6,342

Additions
	Balance at January 1, 2007	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2007
Reserve for:
Doubtful accounts and returns	$42	$-	$-	$-	$42
LIFO inventory	5	1,557	-	-	1,562
Aged and obsolete inventory	2	122	-	-	124
Deferred tax valuation allowance	-	472	-	-	472
Aged and obsolete supplies and parts	442	(6)			436
	$491	$2,145	$-	$-	$2,636

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Additions
	Balance at January 1, 2006	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2006
Reserve for:
Doubtful accounts and returns	$4	$38	$-	$-	$42
LIFO inventory	-	5	-	-	5
Aged and obsolete inventory	-	2	-	-	2
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts		442			442
	$4	$487	$-	$-	$491

25)         Restatement of consolidated financial results

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

The following sets forth FutureFuel Chemical Company’s statements of operations and statements of cash flows for the ten-month period ended October 31, 2006, together with KPMG LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying statement of operations, changes in stockholder’s equity, and cash flows for the ten months ended October 31, 2006 of FutureFuel Chemical Company (the Company), formerly known as Eastman SE, Inc.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the ten months ended October 31, 2006 of FutureFuel Chemical Company, formerly known as Eastman SE, Inc., in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

St. Louis, Missouri
December 27, 2007

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Operations
For the Ten Months Ended October 31, 2006
(Dollars in thousands)

Predecessor Ten Months Ended October 31, 2006
Revenues	$111,125
Revenues - related parties	16,602
Cost of goods sold	101,816
Cost of goods sold - related parties	16,602
Distribution	1,158
Gross profit (loss)	8,151
Selling, general and administrative expenses	5,403
Research and development expenses	3,996
9,399
Income (loss) from operations	(1,248)
Interest expense	-
-
Income (loss) before income taxes	(1,248)
Provision (benefit) for income taxes	(773)
Net income (loss)	$(475)

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Cash Flows
For the Ten Months Ended October 31, 2006
(Dollars in thousands)

Predecessor Ten Months Ended October 31, 2006
Cash flows provided by operating activities
Net income (loss)	$(475)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairment charges	-
Depreciation	7,531
Provision (benefit) for deferred income taxes	601
Noncash environmental charges (credits) from parent	148
Losses on disposals of fixed assets	95
Changes in operating assets and liabilities:
Accounts receivable	7,412
Inventory	(2,413)
Prepaid expenses and other current assets	(38)
Other assets	(606)
Accounts payable	2,271
Accrued expenses and other current liabilities	(5,657)
Other noncurrent liabilities	(335)
Net cash provided by operating activities	8,534
Cash flows used in investing activities
Proceeds from the sale of fixed assets	-
Capital expenditures	(8,549)
Net cash used in investing activities	(8,549)
Cash flows provided by (used in) financing activities
Transfers to parent, net	15
Net cash provided by (used in) financing activities	15
Net change in cash and cash equivalents	-
Cash and cash equivalents at beginning of period	-
Cash and cash equivalents at end of period	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Chemical Company,
formerly known as Eastman SE, Inc.
Statements of Changes in Stockholder’s Equity
For the Ten Months Ended October 31, 2006
(Dollars in thousands)

	Predecessor
	Net Investment of Parent	Total Stockholder’s Equity
Balance - December 31, 2005	$76,073	$76,073
Net income (loss)	(475)	(475)
Net transfer to parent	153	153
Balance - October 31, 2006	$75,751	$75,751

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

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel and cellulose-derived biofuels) and biobased specialty chemical products (biobased solvents, chemicals and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

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

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Ten Months Ended October 31, 2006
Cost of goods sold	$-
Distribution	438
Selling, general and administrative	4,398
Research and development	652
Total cost and expenses allocated	$5,488

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

Customer concentrations

Significant portions of Eastman SE’s sales are made to a relatively small number of customers.  All sales of nonanoyloxybenzenesulfonate (“NOBS”), a bleach activator, are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in June 2008.  Sales of NOBS totaled $69,982 for the ten months ended October 31, 2006.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $21,559 for the ten months ended October 31, 2006.

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

3)           Property, plant and equipment

Depreciation expense totaled $7,531 for the ten months ended October 31, 2006.

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

Certain closure and post-closure liabilities were not transferred to the Batesville Plant and were retained by Eastman Chemical.  As these liabilities related to the operations of the Batesville Plant, charges of $148 for the ten months ended October 31, 2006 were included in cost of goods sold within the accompanying consolidated statements of operations in deriving the results of operations.

5)           Income taxes

The following table summarizes the provision for income taxes for the periods ended:

Ten Months Ended October 31, 2006
Income (loss) before taxes - U.S.	$(1,248)
Provision/(benefit) for income taxes:
Current	$(1,238)
Deferred	511
State and other
Current	(136)
Deferred	90
Total	$(773)

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows as of:

Ten Months Ended October 31, 2006
Amount computed using the statutory rate of 35%	$(437)
Section 199 manufacturing deduction	-
Agri-biodiesel production credit	(303)
State income taxes, net	(33)
Provision for income taxes	$(773)

6)           Impairments and severance charges

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

Eastman SE was allocated $3,005 of expense related to these employee benefit plans for the ten months ended October 31, 2006.  Eastman Chemical aggregated the cost of defined benefit and defined contribution plans and a breakout between the two is not available for financial reporting at the plant level.

8)           Related party transactions

In addition to receiving support services such as research and development, legal, finance, treasury, income tax, public relations, executive management functions, and certain other administrative services from Eastman Chemical or Eastman Chemical affiliates through October 31, 2006, Eastman SE purchased a significant portion of its raw materials and sold a significant portion of its product produced to Eastman Chemical or affiliates of Eastman Chemical.  Purchases of raw materials from affiliates of Eastman Chemical totaled $5,789 for the ten months ended October 31, 2006.  Sales of Eastman SE products to Eastman Chemical or affiliates of Eastman Chemical totaled $5,952 for the ten months ended October 31, 2006.

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Historically, Eastman SE processed certain products for Eastman Chemical or Eastman Chemical affiliates for which the ownership of the product had not been transferred to Eastman SE.  Eastman SE historically processed such products on a cost basis without recognizing a selling margin.  As the risks and rewards of ownership were not transferred to Eastman SE, the related inventories, revenues and costs have not been reflected in the accompanying financial statements.  The financial statements include the cost of processing and the corresponding revenue received for processing such products.  The costs of product processed on behalf of Eastman Chemical or Eastman Chemical affiliates totaled $10,650 for the ten months ended October 31, 2006.

9)           Segment information

Eastman SE has determined that it has two reportable segments organized along product lines – chemicals and biofuels.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

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

Most of Eastman SE’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of Eastman SE’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from Eastman SE to the customer.  Rarely is Eastman SE the exporter of record, never is Eastman SE the importer of record into foreign countries and Eastman SE is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  Eastman SE does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  Eastman SE’s revenues for the ten months ended October 31, 2006 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Period Ended	United States	All Foreign Countries	Total
October 31, 2006	$110,419	$17,308	$127,727

For the ten months ended October 31, 2006, revenues from Mexico accounted for 12% of total revenues.  Other than Mexico, revenues from a single foreign country during 2006 did not exceed 1% of total revenues.

Notes to the Financial Statements of FutureFuel Chemical Company, formerly known as Eastman SE, Inc.
(Dollars in thousands)

Summary of business by segment

Ten Months Ended October 31, 2006
Revenues
Chemicals	$116,148
Biofuels	11,579
Total Revenues	$127,727
Segment gross margins
Chemicals	$16,124
Biofuels	(7,973)
Segment gross margins	8,151
Corporate expenses	(9,399)
Income (loss) before interest and taxes	(1,248)
Interest expense	-
Provision for income taxes	773
Net income (loss)	$(475)

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of Eastman SE have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

10)         Commitments

Lease agreements

Eastman SE historically had entered into lease agreements for information technology equipment and railcars.  Lease expenses totaled $106 for the ten months ended October 31, 2006.  Eastman SE terminated its lease commitments in anticipation of the acquisition by Viceroy and had no minimum rental commitments under existing noncancellable operating leases as of October 31, 2006.

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

KPMG LLP’s report on our financial statements for 2006, as well as FutureFuel Chemical Company’s financial statements for the ten months ended October 31, 2006, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During our three most recent fiscal years ended December 31, 2008, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by our auditor, RubinBrown LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiary (the Company) as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable details, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FAB Statement No. 109 and Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements.

/s/ RubinBrown LLP

St. Louis, Missouri
March 16, 2009

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2008.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, executive chairman of the board	65	2005	2009
Lee E. Mikles, chief executive officer and president	53	2005	2011
Edwin A. Levy	71	2005	2010
Thomas R. Evans	54	2006	2011
Richard L. Knowlton	76	2007	2009
Paul G. Lorenzini, chief operating officer	69	2007	2009
Donald C. Bedell	67	2008	2010

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Executive chairman of the board	65	2005
Lee E. Mikles	Chief executive officer and president	53	2005
Paul G. Lorenzini	Chief operating officer	69	2008
Douglas D. Hommert	Principal financial officer, executive vice president, secretary and treasurer	53	2005

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
David Baker	Senior Vice president - operations support	62	2006
Gary Hess	Senior Vice president - sales and marketing	57	2006
Benjamin Ladd	Chief financial officer and treasurer	32	2006
Samuel Dortch	Senior Vice president - operations	60	2007

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

Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear and other consumer products, and within the past five years also served on the board of directors of Intrawest Corporation, a company in the destination resorts and adventure travel industry, and The Bear Stearns Companies, Inc., a broker-dealer and global securities and investment firm.

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

Paul G. Lorenzini has been a member of our board since January 2007 and our chief operating officer since April 21, 2008.  In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry.  In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc.  Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA.  He subsequently became the chief executive officer of Bunzl USA and retired in July 2004 with the title of chairman emeritus.  Mr. Lorenzini served as a director of Bunzl PLC between 1999 and 2004.

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

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing and health care facilities throughout Missouri, Arkansas and Arizona.  Mr. Bedell is a director of several privately held commercial banks, including First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  He is also a director of World Point Terminals Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals Inc.

David Baker was the vice president - manufacturing operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007 and has been senior vice president - operations support since October 15, 2007.  In 1967, he joined Eastman Chemical Company’s filter products division in Kingsport, Tennessee as a development engineer.  In 2001, Mr. Baker was named managing director of Eastman Chemical Company’s Peboc division, relocating to the United Kingdom.  The Peboc division manufactures specialty chemicals including active pharmaceutical ingredients.  In August 2005, Mr. Baker relocated to Kingsport as a business development manager in performance chemicals exclusive manufacturing.  Mr. Baker is a registered professional engineer and past president of the East Tennessee Society of Professional Engineers.

Gary Hess was the vice president - commercial operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007 and has been senior vice president - sales and marketing since October 15, 2007.  Mr. Hess was the vice president for commercial operations for Bayer Corporation, where he had responsibility for sales, marketing, customer service, purchasing, research and development and quality control, prior to joining Eastman Chemical Company in December 2002 as the market development executive for agrochemicals.  During his tenure with Bayer Corporation, Mr. Hess resided two years in Germany where he directed the market development efforts in pharmaceutical intermediates and photographic chemicals.  In 2004, he was appointed to the position of global business leader for exclusive manufacturing with responsibility for sales, marketing and business development.

Benjamin Ladd became FutureFuel Chemical Company’s chief financial officer on October 31, 2006.  From October 2003 to October 2006, Mr. Ladd was a fund manager and financial consultant for St. Albans Global Management, Limited Partnership, LLLP.  In this position, he assisted with the management of capital in the equity and derivative markets worldwide and was responsible for all financial analysis and reporting related to the firm’s merchant banking and consulting activities.  From 1999 to 2003, Mr. Ladd served in various capacities for Green Manning & Bunch, Ltd., a middle-market investment banking firm in Denver, Colorado.

Samuel Dortch was the vice president - operations services of FutureFuel Chemical Company between July 30, 2007 and October 14, 2007 and has been senior vice president - operations since October 15, 2007.  In 1972, Mr. Dortch joined Eastman Chemical Company’s technical services division in Kingsport, Tennessee as a development chemical engineer.  He has served in numerous management positions in Kingsport, Batesville and at Eastman Kodak’s Kirby, England facility.  In 2004, Mr. Dortch became manager of research and development at the Batesville plant and director of research and development in December 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

The following table sets forth transactions in 2008 for which our directors and executive officers were required to file with the SEC a Form 3 or Form 4, and whether or not such Form was filed timely with the SEC.

Director or Officer	Transaction	Form Required	Filed Timely
Paul A. Novelly	4-7-08 award of 100,000 options	Form 4
	4-15-08 purchase of 1,525,100 shares of our common stock by warrant exercise	Form 4	yes
	7-14-08 exercise of 100,000 options	Form 4	yes
	7-16-08 purchase of 862,000 shares of our common stock	Form 4	yes
	10-3-08 purchase of 500,000 shares of our common stock	Form 4	yes
	10-6-08 purchase of 500,000 shares of our common stock	Form 4	yes
	10-6-08 purchase of 185,400 shares of our common stock	Form 4	yes
	10-21-08 exercise of 625,000 warrants	Form 4
	12-8-08 award of 100,000 options	Form 4

Director or Officer	Transaction	Form Required	Filed Timely
Lee E. Mikles	4-7-08 award of 10,000 options	Form 4
	7-16-08 purchase of 100,000 shares of our common stock	Form 4	yes
	9-3-08 exercise of 10,000 options	Form 4
Paul G. Lorenzini	4-7-08 award of 100,000 options	Form 4
	7-16-08 purchase of 150,000 shares of our common stock	Form 4	yes
	10-3-08 exercise of 100,000 options	Form 4
Douglas D. Hommert	7-16-08 purchase of 10,000 shares of our common stock	Form 4	yes
Edwin A. Levy	4-7-08 award of 10,000 options	Form 4
	10-10-08 exercise of 10,000 options	Form 4
Thomas R. Evans	4-7-08 award of 10,000 options	Form 4
Richard L. Knowlton	4-7-08 award of options	Form 4
	7-16-08 purchase of 150,000 shares of our common stock	Form 4	yes
	10-20-08 exercise of 10,000 options	Form 4
Donald C. Bedell	4-7-08 award of 10,000 options	Form 4
	10-9-08 exercise of 10,000 options	Form 4
David Baker	4-7-08 award of 10,000 options	Form 4
	10-2-08 purchase of 3,600 shares of our common stock	Form 4
	10-2-08 purchase of 2,600 shares of our common stock	Form 4
	10-7-08 purchase of 350 shares of our common stock	Form 4
	12-3-08 award of 100 shares of our common stock	Form 4
Gary Hess	4-7-08 award of 10,000 options	Form 4
	10-22-08 exercise of 10,000 options	Form 4
	12-3-08 award of 100 shares of our common stock	Form 4
Sam Dortch	4-7-08 award of 10,000 options	Form 4
	12-3-08 award of 100 shares of our common stock	Form 4
Ben Ladd	4-7-08 award of 10,000 options	Form 4
	7-16-08 purchase of 10,000 shares of our common stock	Form 4	yes
	10-2-08 exercise of 10,000 options	Form 4
12-3-08 award of 100 shares of our common stock

To our knowledge, based upon the reports provided to us under Section 16(a) of the Exchange Act, no other filing required under such section was not timely filed.

Code of Ethics

We adopted a code of ethics and business conduct that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of this code of ethics and business conduct has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  We will provide any person, without charge, a copy of such code of ethics and business conduct upon request to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, attention: Investor Relations.

Nominating Committee

Our board established a nominating committee and adopted a charter for such nominating committee.  A copy of this nominating committee charter is posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  The nominating committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board.  There have not been any changes to those procedures since that charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007.

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

Thomas R. Evans
Edwin A. Levy
Richard L. Knowlton

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert.  Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11. Executive Compensation.

General

Our board of directors has established a remuneration committee.  The remuneration committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  Given that we were a start-up company and only consummated our acquisition of FutureFuel Chemical Company on October 31, 2006, we determined for 2006 not to pay salaries, bonuses or other forms of compensation to any of our executive officers who have been elected by the FutureFuel Chemical Company board of directors to an executive officer position with FutureFuel Chemical Company.  The FutureFuel Corp. board also determined not to pay any compensation to any member of its board of directors or to any member of the board of any subsidiary for the year 2006.  On January 16, 2008, our remuneration committee recommended that we pay each of our then directors $25,000 in compensation, and $25,000 to our past director William J. Doré.  The remuneration committee also recommended that we pay $100,000 in compensation to each of Paul A. Novelly and Paul G. Lorenzini for services provided in 2007 to our subsidiary, FutureFuel Chemical Company, and to reimburse an affiliate of Lee E. Mikles $100,000 for expenses incurred by such affiliate in 2007 in the course of Mr. Mikles performing services for us and our subsidiary, FutureFuel Chemical Company.  Our board approved such payments on January 22, 2008.  On December 11, 2008, our remuneration committee recommended that we pay each of our then directors $25,000 in compensation.  The remuneration committee also recommended that we pay $100,000 in compensation to Paul G. Lorenzini for services provided in 2008 to our subsidiary, FutureFuel Chemical Company, and to reimburse an affiliate of Paul A. Novelly and an affiliate of Lee E. Mikles $100,000 each for expenses incurred by such affiliates in 2008 in the course of Mr. Novelly and Mr. Mikles performing services for us and our subsidiary, FutureFuel Chemical Company.  Our board approved such payments on December 30, 2008.  No compensation for our directors or executive officers has been set at this time for the calendar year 2009.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2009 results are capable of reasonable estimation.

We pay salaries, bonuses and other forms of compensation to the officers of FutureFuel Chemical Company as described below.  For purposes of the following discussion of executive compensation, the term “executive officers” includes executive officers of both FutureFuel Corp. and FutureFuel Chemical Company.  Only Paul A. Novelly, Lee E. Mikles, Paul G. Lorenzini and Douglas D. Hommert have been elected officers of FutureFuel Corp. by our board of directors.

Compensation Discussion and Analysis

We have not yet established a comprehensive executive compensation philosophy, nor have we determined definitively the material elements of the compensation of our executive officers.  The current elements of our compensation program include base salary, bonuses and certain retirement, insurance and other benefits generally available to all employees.  In addition, our board adopted an Omnibus Incentive Plan (the “Incentive Plan”) which was approved by our shareholders at our 2007 annual meeting on June 26, 2007.  The Incentive Plan provides equity-based compensation to our executive officers and our directors.

Cash Salaries and Bonuses

At this time, we have determined that we will pay $100,000 compensation to Mr. Lorenzini for services rendered by Mr. Lorenzini to our subsidiary, FutureFuel Chemical Company during 2008, and to reimburse an affiliate of Mr. Novelly and an affiliate of Mr. Mikles $100,000 each for expenses incurred by such affiliate in the course of Mr. Novelly and Mr. Mikles performing services for us and our subsidiary, FutureFuel Chemical Company.  Such services included reviewing business operations and reducing operating costs.  The $100,000 was determined by Messrs. Novelly and Mikles as reasonable in relation to the services rendered, and was approved by our remuneration committee and our board.  No compensation will be paid to Mr. Hommert for 2008.  Our executive chairman, Mr. Novelly, also receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP.  Our chief executive officer, Mr. Mikles, receives compensation, in addition to the amounts received from us, from existing business enterprises and investments, none of which are affiliated with us.  Our executive vice president, secretary and treasurer, Mr. Hommert, receives compensation from our affiliate, Apex Oil Company, Inc.  Except as described above, none of Messrs. Novelly, Mikles, Lorenzini or Hommert received any increase in their salary, bonus or other income to compensate them for their services to us.  As to our other executive officers, we continued their base salaries paid for 2007 with a modest percentage increase for 2008.  We expect that our remuneration committee will establish future salaries for our executive officers commensurate with those paid by companies comparable to us and to FutureFuel Chemical Company, as applicable.

For the year 2008, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of December 15, 2008) after-tax earnings of FutureFuel Chemical Company for the year ended December 31, 2008, subject to certain adjustments.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  This bonus was paid in cash and shares of our common stock.  FutureFuel Chemical Company employees with over one year of service received approximately two weeks pay.  Employees with less than one year service received $250.  In addition, FutureFuel Chemical Company employees with over three years service received 100 shares of our common stock issued under the Incentive Plan.  The cash portion of such bonuses was paid on December 19, 2008.  The shares of stock were issued on December 3, 2008.  Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $40,000, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors.

We expect to establish an annual cash bonus program for fiscal years commencing after 2008 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the remuneration committee will consider performance against Company performance goals to be established, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key executives of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  The purpose of the Incentive Plan is to:

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards and stock appreciation rights.  To date, options for 410,000 shares of stock and awards of 39,800 shares of stock have been made.  We will consider issuing additional stock options, stock awards and/or stock appreciation rights pursuant to the criteria set forth below.  However, no determinations have been made for 2009.

Eligible participants in the Incentive Plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares.  Awards will be limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or approximately 2,670,000 shares as of the date of adoption of the Incentive Plan.

The Incentive Plan will be administered by our board’s remuneration committee (the “Administrator”).  The Administrator may appoint agents to assist it in administering the Incentive Plan.  The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan.  Such delegation may be revoked at any time.  All decisions, determinations and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The Incentive Plan became effective upon its approval by our shareholders on June 26, 2007 and continues in effect for a term of ten years thereafter unless amended and extended by us or unless earlier terminated.  The individuals and number of persons who may be selected to participate in the Incentive Plan in the future is at the discretion of the Administrator and, therefore, are not determinable at this time.  Likewise, the number of stock options, stock awards and stock appreciation rights that will be granted, or that would have been granted during the last completed fiscal year if the Incentive Plan had been in effect, to eligible participants pursuant to the Incentive Plan are not determinable at this time.

The Administrator may grant a stock option or provide for the grant of a stock option either from time to time in the discretion of the Administrator or automatically upon the occurrence of events specified by the Administrator, including the achievement of performance goals or the satisfaction of an event or condition within the control of the participant or within the control of others.  Each option agreement must contain provisions regarding: (i) the number of shares of common stock that may be issued upon exercise of the option; (ii) the type of option; (iii) the exercise price of the shares and the means of payment for the shares; (iv) the term of the option; (v) such terms and conditions on the vesting or exercisability of the option as may be determined from time to time by the Administrator; (vi) restrictions on the transfer of the option and forfeiture provisions; and (vii) such further terms and condition not inconsistent with the plan as may be determined from time to time by the Administrator.  Unless otherwise specifically determined by the Administrator or otherwise set forth in the Incentive Plan, the vesting of an option will occur only while the participant is employed or rendering services to us or one of our subsidiaries, and all vesting will cease upon a participant’s termination of employment for any reason.

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

Such options will vest and expire (including on a pro rata basis) on such terms as may be determined by the Administrator from time to time consistent with the terms of the Incentive Plan.

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

Retirement Benefits

We adopted a 401(k) plan for FutureFuel Chemical Company which is generally available to all of its employees.

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

The Remuneration Committee

Our remuneration committee currently consists of Mr. Bedell, Mr. Knowlton and Mr. Levy.  Each of these individuals is an “independent director” under the rules of the New York Stock Exchange, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2008.

Summary Compensation Table

Person	Year	Salary		Bonus (e)		Stock Awards (d)		Option Awards (g)		All Other Compensa- tion (b)		Total
Paul A. Novelly(c) Executive chairman FutureFuel Corp.	2008 2007 2006	$ $ $	0 0 0	$ $ $	0 100,000 0	$ $ $	0 0 0	$ $ $	175,000 0 0	$ $ $	25,000 25,000 0	$ $ $	200,000 125,000 0
Lee E. Mikles(c) Chief executive officer FutureFuel Corp.	2008 2007 2006	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	25,250 0 0	$ $ $	25,000 25,000 0	$ $ $	50,250 25,000 0
Paul G. Lorenzini(c) Chief operating officer FutureFuel Corp.	2008 2007 2006	$ $	0 0 n/a	$ $	100,000 100,000 n/a	$ $	0 0 n/a	$ $	211,500 0 n/a	$ $	25,000 25,000 n/a	$ $	336,500 125,000 n/a
Douglas D. Hommert(c) Executive vice president, secretary and treasurer, FutureFuel Corp.	2008 2007 2006	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0
Benjamin Ladd(a) Chief financial officer, FutureFuel Chemical Company	2008 2007 2006	$ $ $	163,943 147,117 23,750	$ $ $	74,788 27,885 40,000	$ $ $	525 0 0	$ $ $	23,900 0 0	$ $ $	11,586 99,547 0	$ $ $	274,742 274,549 63,750
David Baker(a) Vice president - operations support, FutureFuel Chemical Company	2008 2007 2006	$ $ $	170,957 170,005 140,618	$ $ $	75,173 28,270 64,044	$ $ $	525 0 0	$ $ $	0 0 0	$ $ $	14,266 24,634 28,389	$ $ $	260,921 222,909 233,051
Gary Hess(a) Vice president - sales and marketing, FutureFuel Chemical Company	2008 2007 2006	$ $ $	170,623 170,000 125,984	$ $ $	75,173 18,268 41,500	$ $ $	525 0 0	$ $ $	20,250 0 0	$ $ $	14,633 11,359 20,531	$ $ $	281,203 199,628 188,015
Samuel Dortch(a)(f) Vice president, operations, FutureFuel Chemical Company	2008 2007 2006	$ $	176,298 145,000 n/a	$ $	74,692 27,788 n/a	$ $	525 0 n/a	$ $	0 0 n/a	$ $	20,381 9,689 n/a	$ $	271,896 182,477 n/a
__________

(a)
Executive officers of FutureFuel Chemical Company for the years indicated.  Prior to November 1, 2006, Messrs. Powell, Baker, Hess and Dortch were employed by Eastman Chemical Company.  Prior to November 1, 2006, Mr. Ladd was employed by St. Albans Global Management, Limited Partnership, LLLP, an affiliate of Mr. Novelly.  For 2006, the table includes both amounts paid by FutureFuel Chemical Company as well as by Eastman Chemical Company, if applicable.

(b)
For Messrs. Novelly, Mikles and Lorenzini, includes $25,000 in directors fees for 2008 and 2007 as described below.  Includes our contributions (including accrued contributions) to vested and unvested defined contribution plans and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  2006 also includes the following payments by Eastman Chemical Company to or for the benefit of the named individual: special pay makeup, employee recognition, personal umbrella, non-qualified stock options to purchase stock of Eastman Chemical Company, pay-in-lieu of vacation, stock awards to purchase stock of Eastman Chemical Company, and lump sum payment.  2007 includes a separation allowance of $55,769 and vacation cash-out of $7,212 for Mr. Powell, a relocation allowance of $13,077 for Mr. Baker, and nondeductible moving expenses (grossed up) of $78,746 and deductible moving expenses (not grossed up) of $11,123 for Mr. Ladd.  2008 includes $6,003 of moving expenses for Mr. Dortch, exclusive of $14,686 in deductible moving expenses paid directly to movers.  The above amounts do not include travel expenses reimbursed pursuant to company policy.

(c)
Our executive officers for the years indicated.  For the year 2006, we did not pay Messrs. Novelly, Mikles or Hommert any form of compensation.  See the discussion above.  However, we did reimburse them for certain ordinary and necessary business expenses that they incurred in connection with our business.  We reimbursed an affiliate of Mr. Mikles $100,000 in 2008 and 2007 as set forth above for expenses incurred by such affiliate in 2008 and 2007 in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2008 and 2007.  We reimbursed an affiliate of Mr. Novelly $100,000 in 2008 as set forth above for expenses incurred by such affiliate in 2008 in connection with Mr. Novelly performing services for us and FutureFuel Chemical Company in 2008.

(d)	Calculated at the number of shares awarded multiplied by the average between the high and low trade prices of shares of our common stock on the OTCBB on the date of the award.

(e)	2007 amounts were earned in 2007 but paid in 2008.

(f)	Mr. Dortch did not become an officer of FutureFuel Chemical Company until 2007.

(g)	Calculated at the number of options exercised multiplied by the average between the high and low trade prices of shares of our common stock on the OTCBB on the date of the exercise.

None of the above-named persons is a party to an employment agreement or employment arrangement with us or with FutureFuel Chemical Company.

Grants of Plan-Based Awards

We adopted the Incentive Plan but did not make any awards thereunder until 2008.  In April 2008, we granted a total of 55,000 stock options to selected members of our management.  An additional 5,000 management options were issued in September 2008.  The options awarded in April 2008 had an exercise price equal to the average of the bid and ask price of our common stock on the date of grant as established in private sales, which our board of directors determined to be the fair market value of such stock on that date.  The management options awarded in September 2008 had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTCBB.  Originally, one-third of the management options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Our compensation committee determined that it was in our best interests if those options were to vest immediately.  Accordingly, those management options were amended in September 2008 to provide for immediate vesting.  The management options issued in September 2008 vested immediately upon grant.  The management options awarded in April 2008 expire on April 7, 2013.  The management options awarded in September 2008 expire on September 30, 2013.  On December 3, 2008, we awarded an aggregate of 39,800 shares of our common stock to employees of FutureFuel Chemical Company.  These shares vested upon grant.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date	Threshold(#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Paul A. Novelly Executive chairman FutureFuel Corp.	04/07/08 12/10/08	100,000 100,000	100,000 100,000	100,000 100,000	0	0	$4.00 $5.65	$4.00 $5.65
Lee E. Mikles Chief executive officer FutureFuel Corp.	04/07/08	10,000	10,000	10,000	0	0	$4.00	$4.00
Paul G. Lorenzini Chief operating officer FutureFuel Corp.	04/07/08	100,000	100,000	100,000	0	0	$4.00	$4.00
Douglas D. Hommert Executive vice president, secretary and treasurer, and principal financial officer, FutureFuel Corp.	n/a	n/a	n/a	n/a	0	0	n/a	n/a
Benjamin Ladd Chief financial officer, FutureFuel Chemical Company	04/07/08 12/03/08	10,000 100	10,000 100	10,000 100	0	0	$4.00 n/a	$4.00 $5.65
David Baker Vice president - operations support, FutureFuel Chemical Company	04/0708 12/03/08	10,000 100	10,000 100	10,000 100	0	0	$4.00 n/a	$4.00 $5.65
Gary Hess Vice president - sales and marketing, FutureFuel Chemical Company	04/07/08 12/03/08	10,000 100	10,000 100	10,000 100	0	0	$4.00 n/a	$4.00 $5.65
Samuel Dortch Vice president, operations, FutureFuel Chemical Company	04/07/08 12/03/08	10,000 100	10,000 100	10,000 100	0	0	$4.00 n/a	$4.00 $5.65

Outstanding Equity Awards at Fiscal Year End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a
Lee E. Mikles	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a
Paul G. Lorenzini	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Benjamin Ladd	0	0	0	n/a	n/a	0	0	0	0
David Baker	10,000	0	0	$4.00	04/07/13	0	0	0	0
Gary Hess	0	0	0	n/a	n/a	0	0	0	0
Sam Dortch	10,000	0	0	$4.00	04/07/13	0	0	0	0

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (a)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (b)
Paul A. Novelly	100,000	$175,000	n/a	n/a
Lee E. Mikles	10,000	$25,000	n/a	n/a
Paul G. Lorenzini	100,000	$212,000	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a
Benjamin Ladd	10,000	$23,900	100	$565
David Baker	n/a	n/a	100	$565
Gary Hess	10,000	$20,300	100	$565
Sam Dortch	n/a	n/a	100	$565
__________

(a)
Calculated as the number of options exercised multiplied by the average between the high and low trade price of our common stock as quoted on the OTCBB on the exercise date, minus the option exercise price.

(b)	Calculated as the number of shares of our common stock awarded multiplied by the average between the high and low trade price of our common stock as quoted on the OTCBB on the award date.

Compensation of Directors

We have determined to pay to each of our directors $25,000 for services provided as director in 2008.  The $25,000 was determined by Mr. Novelly as a reasonable amount and was recommended to the remuneration committee and our board, who approved such payments.  No directors fees have been determined for 2009 or thereafter, but rather will be set towards the end of our fiscal year.

We adopted the Incentive Plan but did not make any awards thereunder until 2008.  In April 2008, we granted a total of 250,000 stock options to members of our board of directors.  An additional 100,000 director options were granted on December 10, 2008.  The options awarded in April 2008 had an exercise price equal to the average of the bid and ask price of our common stock on the date of grant as established in private sales, which our board of directors determined to be the fair market value of such stock on that date.  The director options awarded in December 2008 had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTCBB.  The director options vested immediately upon grant.  The director options awarded in April 2008 expire on April 7, 2013.  The director options awarded in December 2008 expire on December 10, 2013.

The following is the compensation our directors earned for 2008.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards (a)	Non-Equity Incentive Plan Compensa-tion	Change in Pension Value and Non-Qualified Deferred Compensa-tion Earnings	All Other Compensa-tion	Total
Paul A. Novelly	$25,000	$0	$341,450	$0	$0	$0	$366,450
Lee E. Mikles	$25,000	$0	$12,797	$0	$0	$0	$37,797
Edwin A. Levy	$25,000	$0	$12,797	$0	$0	$0	$37,797
Thomas R. Evans	$25,000	$0	$12,797	$0	$0	$0	$37,797
Richard L. Knowlton	$25,000	$0	$12,797	$0	$0	$0	$37,797
Paul G. Lorenzini	$25,000	$0	$127,967	$0	$0	$0	$152,967
William J. Doré	$25,000	$0	$0	$0	$0	$0	$0
__________

(a)
The amounts reported represent the grant date fair value of options vested in 2008 and recognized as expense in our financial statements in 2008, measured in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004) Shares Based Payments.

Messrs. Novelly, Mikles and Lorenzini also received compensation as executive officers.  See the discussion above.

Compensation Committee Interlocks and Insider Participation

The members of our remuneration committee between January 1, 2008 and April 25, 2008 were Mr. Levy, Mr. Knowlton and Mr. Lorenzini and the committee was chaired by Mr. Levy.  The members of our remuneration committee between April 25, 2008 and December 31, 2008 were Mr. Bedell, Mr. Knowlton and Mr. Levy and the committee was chaired by Mr. Bedell.  None of such individuals other than Mr. Lorenzini are or have been an officer or employee of the Company.  On April 21, 2008, Mr. Lorenzini became our chief operating officer.  Prior to that time Mr. Lorenzini was neither an officer nor an employee of the Company.

Mr. Novelly, our executive chairman of the board, and Mr. Mikles, our chief executive officer and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee and Mr. Mikles is a member of its audit committee.  Mr. Novelly, Mr. Levy (one of our directors and a member of our remuneration committee), and Mr. Bedell (one of our directors and a member of our remuneration committee) are directors of World Point Terminal Inc.; World Point Terminal Inc. does not have a separate compensation committee.

Compensation Committee Report

The remuneration committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management.  Based on this review and discussions, the remuneration committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald C. Bedell, Richard L. Knowlton and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  The following information regarding the Incentive Plan is as of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	142,000	$ 5.25	2,220,200

Security Ownership of Certain Beneficial Owners

As of the date of this report, 28,190,300 shares of our common stock are issued and outstanding and we have issued warrants to purchase 22,500,000 additional shares of our common stock, of which 21,317,500 are unexercised.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares and warrants owned by all persons known by us to be the beneficial owners of more than 5% of our shares of common stock and warrants as of March 10, 2009.

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(f)
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	11,703,750	41.5%	6,168,850	28.9%	17,872,600	36.1%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,210,000	7.8%	12,500	0.1%	2,222,500	4.5%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	1,800,000	6.4%	1,800,000	8.4%	3,600,000	7.3%
Fir Tree, LLC, Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman, 505 Fifth Avenue, 23rd Floor, New York, NY 10017(d)	0	0.0%	1,350,000	6.3%	1,350,000	2.7%
Burlingame Equity Investors, LP, One Market Street, Spear Street Tower, Suite 3750, San Francisco, California 94105(e)	486,600	1.7%	1,972,500	9.3%	2,459,100	5.0%
Osmium Special Situations Fund Ltd., Canon’s Court, 22 Victoria Street, Hamilton, Bermuda DO HM 11(g)	2,225,900	7.9%	1,154,895	5.4%	3,380,795	6.8%
David M. Knott, 485 Underhill Blvd., Suite 205, Syosset, New York 11791-3419(h)	2,164,380	7.7%	1,763,900	8.3%	3,928,280	7.9%

__________

(a)
Includes 10,978,750 shares of common stock and 6,168,850 warrants held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co. and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,110,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.

(c)
Based solely upon review of a Schedule 13G filed on February 14, 2008, we understand that SOF Investments, L.P. is the record and direct beneficial owner of the shares and warrants listed above, MSD Capital, L.P. is the general partner of SOF Investments, L.P. and may be deemed to indirectly beneficially own securities owned by SOF Investments, L.P., and MSD Capital Management LLC is the general partner of MSD Capital, L.P.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.

(d)
Based solely upon information contained in a Form 3 filed with the SEC on March 7, 2008 and a Form 4 filed on July 17, 2008, Fir Tree, L.L.C. is the general partner of Fir Tree Value Master Fund, LP, a Cayman Islands exempted limited partnership (“Fir Tree Value”), and Camellia Partners, LLC is the general partner of Fir Tree Capital Opportunity Master Fund, LP, a Cayman Islands exempted limited partnership (“Fir Tree Capital Opportunity”).  Fir Tree, L.L.C. and Camellia Partners, LLC hold indirectly the common stock through the accounts of Fir Tree Capital Opportunity and Fir Tree Value; Jeffrey Tannenbaum, a principal of Fir Tree, L.L.C. and Camellia Partners, LLC, and Andrew Fredman, another principal of Camellia Partners, LLC, at the time of purchase, controlled the disposition and voting of the common stock.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.

(e)
Based solely upon a Schedule 13G/A filed with the SEC on February 17, 2009.  Burlingame Equity Investors, LP beneficially owns 328,035 shares of common stock and 1,330,668 warrants.  Burlingame Equity Investors II, LP beneficially owns 40,606 shares of common stock and 164,410 warrants.  Burlingame Equity Investors (Offshore) Ltd. beneficially owns 117,959 shares of common stock and 477,422 warrants.  Burlingame Asset Management, LLC is the general partner of Burlingame Equity Investors, LP and Burlingame Equity Investors II, LP, and is the investment manager of Burlingame Equity Investors (Offshore) Ltd. and may be deemed to beneficially own the shares and warrants held by them.  Mr. Blair E. Sanford is the managing member of Burlingame Asset Management, LLC and may be deemed to beneficially own the shares and warrants held by it.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.

(f)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

(g)
Based solely on Schedule 13G, Form 3 and Form 4s filed with the SEC.  Mr. Chris Kuchanny, as chairman and chief executive officer of Osmium Special Situations Fund Ltd., may, by virtue of such position, be deemed to have beneficial ownership of such shares and warrants.  Mr. Kuchanny disclaims beneficial ownership other than the portion of such shares and warrants which relates to his individual economic interest in Osmium Special Situations Fund Ltd.  Except as set fort in this footnote, we have no knowledge as to the beneficial owners of Osmium Special Situations Fund Ltd.

(h)
Based solely on Schedule 13G, Form 3 and Form 4s filed with the SEC.  Knott Partners, L.P. beneficially owns 820,000 shares of common stock and 883,800 warrants.  Shoshone Partners, L.P. beneficially owns 510,630 shares of common stock and 355,300 warrants.  Mulsanne Partners, L.P. beneficially owns 11,200 shares of common stock.  Knott Partners Offshore Master Fund, L.P. beneficially owns 752,550 shares of common stock and 454,200 warrants.  70,000 shares of common stock and 70,600 warrants are held in accounts managed by Dorset Management Corporation.  David M. Knott is the managing member of Knott Partners Management, LLC, a general partner of Knott Partners, L.P. and the sole director of Dorset

Management Corporation.  Knott Partners Management, LLC is: (i) the sole general partner of Shoshone Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Mulsanne Partners, L.P.; and (ii) the managing general partner of Knott Partners, L.P.  As a result of Mr. Knott’s interests in Knott Partners Management, LLC and in Dorset Management Corporation, Mr. Knott has investment discretion and control of the securities described above.  Mr. Knott may be deemed to beneficially own an indirect pecuniary interest in the securities described above as a result of its performance-related fee.  Except with respect to Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Shoshone Partners, L.P., in which Mr. Knott owns a beneficial interest, Mr. Knott disclaims beneficial ownership therein except to the extent ultimately realized.  Each of Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., Shoshone Partners, L.P., Mulsanne Partners, L.P. and each of the managed accounts disclaims beneficial ownership of securities reported as owned by any other party.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock and warrants as of the date of this report by each of our directors and executive officers and the executive officers of FutureFuel Chemical Company.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them and none of such shares or warrants have been pledged as security.

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(d)
Paul A. Novelly(a)	11,703,750	41.5%	6,168,850	28.9%	17,872,600	36.1%
Lee E. Mikles(b)	2,210,000	7.8%	12,500	0.0%	2,222,500	4.5%
Douglas D. Hommert(c)	260,000	0.9%	--	--	260,000	0.5%
Edwin A. Levy	250,000	0.9%	--	--	260,000	0.5%
Thomas R. Evans	30,000	0.1%	30,000	0.1%	60,000	0.1%
Richard L. Knowlton	160,000	0.6%	--	--	160,000	0.3%
Paul G. Lorenzini	250,000	0.9%	--	--	250,000	0.5%
Donald C. Bedell	10,000	0.0%	--	--	10,000	0.0%
David Baker	6,650	0.0%	--	--	6,650	0.0%
Gary Hess	10,100	0.0%	--	--	10,100	0.0%
Sam Dortch	100	0.0%	--	--	100	0.0%
Ben Ladd	20,100	0.1%	--	--	20,100	0.0%

All directors and executive officers	14,920,700	52.9%	6,211,350	29.1%	21,132,050	42.7%
__________

(a)
Includes 10,978,750 shares of common stock and 6,168,850 warrants held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co. and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,110,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.

(c)
Includes 260,000 shares of common stock held by the Douglas D. Hommert Revocable Trust, which is a trust established by Mr. Hommert for the benefit of his descendants, of which Mr. Hommert is the trustee.

(d)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock issued as follows (“founding shares”).

Founding Shareholder	Shares	Relationship to the Company
St. Albans Global Management, Limited Partnership, LLLP	2,250,000	Shareholder (affiliate of Mr. Novelly)
Lee E. Mikles Revocable Trust	2,000,000	Shareholder (affiliate of Mr. Mikles)
Douglas D. Hommert Revocable Trust	250,000	Shareholder (affiliate of Mr. Hommert)
Edwin A. Levy	250,000	Director and Shareholder
Joe C. Leach	250,000	Shareholder
Edwin Wahl	150,000	Shareholder
Jeffery Call	150,000	Shareholder
Mark R. Miller	100,000	Shareholder
Lee E. Mikles Gift Trust	100,000	Shareholder (affiliate of Mr. Mikles)
Ken Fenton	75,000	Shareholder
RAS1, LLC	50,000	Shareholder

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Sales of Products

From time to time, FutureFuel Chemical Company may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by FutureFuel Chemical Company, and Apex Oil Company, Inc. and/or its affiliates may sell to FutureFuel Chemical Company diesel fuel, gasoline and other petroleum products for use in FutureFuel Chemical Company’s biofuels business.  Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials.

Lease of Centrifuge

FutureFuel Chemical Company has executed an agreement with South Riding Point Holding, Ltd. to lease a centrifuge for a four-month term at a lease rate of $750 per day.  This lease will commence upon delivery and installation of the centrifuge, which is expected to occur in March 2009.  South Riding Point Holding, Ltd. is a wholly-owned subsidiary of World Point Terminals Inc., an affiliate of Mr. Novelly.

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

In addition, we adopted a Code of Ethics and Business Conduct which sets forth legal and ethical standards of conduct for our directors, officers and employees and the directors, officers and employees of our subsidiaries, including FutureFuel Chemical Company.  This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code.  This Code was adopted by our board on November 30, 2005, is in writing and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).

Each of the transactions described above (under the caption “Transactions with Management, Promoters and Others”) was undertaken in compliance with our Code of Ethics and Business Conduct and approved by a majority of the disinterested members of our board of directors.

Director Independence

The SEC has promulgated Rule 10A-3, which sets forth the independence requirements for members of an audit committee.  The following members of our board of directors are independent under the SEC’s definitions of independence:

Edwin A. Levy
Thomas R. Evans
Richard L. Knowlton
Donald C. Bedell

In addition, each member of our board of directors’ remuneration, audit and nominating committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2008 and 2007, we incurred $307,000 and $193,000 for audit and financial statement review services from RubinBrown LLP, respectively, and $0 and $464,900, respectively, for audit, financial statement review and services provided in connection with our statutory and regulatory filings from KPMG LLP.

Audit-Related Fees

During fiscal 2008 and 2007, we incurred $12,000 for employee benefit plan audits.  No fees were incurred for audit-related fees from either RubinBrown LLP or KPMG LLP in 2007.

Tax Fees

During fiscal 2008 and 2007, we incurred fees of $15,100 and $2,500, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.  No fees were incurred for these services from KPMG LLP.

All Other Fees

We incurred $10,730 in fees from RubinBrown LLP during fiscal 2007 related to the settlement of final working capital amounts stemming from our acquisition of Eastman SE, Inc.  No other fees were incurred by us from RubinBrown LLP in fiscal 2008, nor were any other fees incurred by us in 2008 or 2007 from KPMG LLP.

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

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2008 and 2007 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity and Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

2.	FutureFuel Chemical Company’s audited Statements of Operations and Statements of Cash Flows for the ten-month period ended October 31, 2006.

(b)	Exhibits required by Item 601 of Regulation S-K.

2.	Acquisition Agreement dated July 21, 2006 between FutureFuel Corp. and Eastman Chemical Company (incorporated by reference to Exhibit No. 2 to Form 10 filed April 24, 2007)

3.1.	Fourth Amended and Restated Certificate of Incorporation filed on June 27, 2007 (incorporated by reference to Exhibit No. 3.1.f to Amendment No. 2 to Form 10 filed February 29, 2008)

3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)

4.1.
Stock Escrow Agreement dated July 12, 2006 among FutureFuel Corp., Capita IRG (Offshore) Limited, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.1 to Form 10 filed April 24, 2007)

4.2.
Warrant Deed dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 4.2 to Form 10 filed April 24, 2007); Addendum to Warrant Deed dated July 18, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands), Limited

4.3
Insider Letters dated July 12, 2006 to FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd from the following persons: (incorporated by reference to Exhibit No. 4.3 to Form 10 filed April 24, 2007)

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

4.5.
Registration Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April 24, 2007)

4.6.
Lock-in Deed dated July 12, 2006 among FutureFuel Corp., KBC Peel Hunt Ltd, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Paul Anthony Novelly, Lee E. Mikles, Douglas D. Hommert, Thomas R. Evans and William J. Doré (incorporated by reference to Exhibit No. 4.6 to Form 10 filed April 24, 2007)

10.1.
Placing Agreement dated July 12, 2006 among CRT Capital Group LLC, KBC Peel Hunt Ltd, FutureFuel Corp. and FutureFuel Corp.’s Directors (incorporated by reference to Exhibit No. 10.1 to Form 10 filed April 24, 2007)

10.2.
Offshore Registrar Agreement dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10 filed April 24, 2007); Registrar Agreement dated June 27, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands) Limited

10.3.	Warrant Solicitation Fee Letter dated July 12, 2006 between FutureFuel Corp. and CRT Capital Group LLC (incorporated by reference to Exhibit No. 10.3 to Form 10 filed April 24, 2007)

10.4.
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

10.7
Purchase Agreement made and entered into as of April 1, 2008 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.7 to Form 10-Q filed August 14, 2008.)

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

10.13	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)

10.14	Car Subleasing Agreement dated November 1, 2006 between Apex Oil Company, Inc. and FutureFuel Chemical Company (incorporated by reference to Exhibit No. 10.14 to Form 10 filed April 24, 2007)

10.15	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.16	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

11.	Statement re Computation of per Share Earnings

21.	Subsidiaries of FutureFuel Corp.

23.1	Consent of RubinBrown LLP

23.2	Consent of KPMG LLP

23.3	Consent of KPMG LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTUREFUEL CORP.

By: /s/ Douglas D. Hommert
Douglas D. Hommert, Executive Vice President, Secretary,
Treasurer and Principal Financial Officer

/s/ Paul A. Novelly
Paul A. Novelly, Director

/s/ Lee E. Mikles
Lee. E. Mikles, Director and Chief Executive Officer

/s/Edwin A. Levy
Edwin A. Levy, Director

/s/ Thomas R. Evans
Thomas R. Evans, Director

/s/ Richard L. Knowlton
Richard L. Knowlton, Director

/s/ Paul G. Lorenzini
Paul G. Lorenzini, Director and Chief Operating Officer

/s/ Donald C. Bedell
Donald C. Bedell, Director

Date:  March 16, 2009