Form 10-Q
period 2009-03-31
FutureFuel Corp.
filed 2009-05-11
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2009: 28,190,300

Indicate by check mark whether the registrant is a large accelerate filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer √
Non-accelerated filer ⁫	Smaller reporting company ⁫

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2009 and our audited consolidated balance sheet as at December 31, 2008, and the unaudited consolidated statements of operations and comprehensive income and statements of cash flow for the three-month periods ended March 31, 2009 and March 31, 2008.

FutureFuel Corp.
Consolidated Balance Sheets
As at March 31, 2009 and December 31, 2008
(Dollars in thousands)
	(Unaudited) March 31, 2009	December 31, 2008
Assets
Cash and cash equivalents	$57,274	$27,455
Accounts receivable, net of allowances of $4	18,919	20,048
Inventory	30,836	27,585
Income taxes receivable	-	792
Prepaid expenses	1,211	1,294
Marketable debt and auction rate securities	13,238	46,411
Other current assets	1,164	4,751
Total current assets	122,642	128,336
Property, plant and equipment, net	114,008	106,320
Intangible assets	293	321
Other assets	2,897	3,149
Total noncurrent assets	117,198	109,790
Total Assets	$239,840	$238,126

Liabilities and Stockholders’ Equity
Accounts payable	$11,260	$13,332
Accounts payable - related parties	-	422
Income taxes payable	484	-
Current deferred income tax liability	4,278	4,151
Short term contingent consideration	1,889	1,936
Accrued expenses and other current liabilities	2,898	2,251
Accrued expenses and other current liabilities - related parties	20	20
Total current liabilities	20,829	22,112
Deferred revenue	9,859	9,994
Other noncurrent liabilities	1,330	1,243
Noncurrent deferred income tax liability	23,379	23,140
Total noncurrent liabilities	34,568	34,377
Total Liabilities	55,397	56,489
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 28,190,300 issued and outstanding	3	3
Accumulated other comprehensive income	-	15
Additional paid in capital	167,524	167,524
Retained earnings	16,916	14,095
Total stockholders’ equity	184,443	181,637
Total Liabilities and Stockholders’ Equity	$239,840	$238,126

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues	$38,845	$43,220
Revenues – related parties	892	-
Cost of goods sold	30,472	31,212
Cost of goods sold – related parties	1,903	736
Distribution	1,007	690
Gross profit	6,355	10,582
Selling, general and administrative expenses
Compensation expense	494	438
Other expense	494	303
Related party expense	64	38
Research and development expenses	1,011	956
	2,063	1,735
Income from operations	4,292	8,847
Interest income	222	768
Interest expense	(8)	(5)
Loss on foreign currency	(3)	(130)
Other income	3	6
	214	639
Income before income taxes	4,506	9,486
Provision for income taxes	1,685	3,326
Net income	$2,821	$6,160

Earnings per common share
Basic	$0.10	$0.23
Diluted	$0.10	$0.23
Weighted average shares outstanding
Basic	28,190,300	26,700,000
Diluted	28,196,985	26,700,000

Comprehensive Income
Net income	$2,821	$6,160
Other comprehensive income (loss), net of tax of $(9) in 2009 and $32 in 2008	(15)	53
Comprehensive income	$2,806	$6,213

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
(Dollars in thousands)
(Unaudited)
	Three Months Ended March 31,
	2009	2008
Cash flows provided by operating activities
Net income	$2,821	$6,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,769	1,295
Provision for deferred income taxes	366	488
Change in fair value of derivative instruments	97	(676)
Accretion on the discount of marketable debt securities	-	(83)
Losses on disposals of fixed assets	-	1
Noncash interest expense	6	5
Changes in operating assets and liabilities:
Accounts receivable	1,128	(3,446)
Inventory	(3,251)	(4,363)
Income taxes receivable	792	-
Prepaid expenses	83	130
Accrued interest on marketable debt securities	2	34
Other assets	253	362
Accounts payable	(2,066)	2,656
Accounts payable – related parties	(428)	(71)
Income taxes payable	484	1,330
Accrued expenses and other current liabilities	647	(450)
Deferred revenue	(135)	1,882
Other noncurrent liabilities	80	56
Net cash provided by operating activities	2,648	5,310
Cash flows from investing activities
Restricted cash	-	(48)
Collateralization of derivative instruments	3,398	(22)
Purchase of marketable securities	-	(31,882)
Proceeds from the sale of marketable securities	15,973	10,000
Sale of auction rate securities, net	1,750	-
Proceeds from the sale of commercial paper	15,424	-
Acquisition of a granary	(1,252)	-
Contingent purchase price payment	(47)	(28)
Capital expenditures	(8,075)	(3,676)
Net cash provided by (used in) investing activities	27,171	(25,656)
Cash flows from financing activities
Net cash provided by (used in) financing activities	-	-
Net change in cash and cash equivalents	29,819	(20,346)
Cash and cash equivalents at beginning of period	27,455	54,655
Cash and cash equivalents at end of period	$57,274	$34,309

Cash paid for interest	$-	$-
Cash paid for taxes	$25	$1,450

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

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2008 audited consolidated financial statements and should be read in conjunction with the 2008 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform with the current year presentation.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	March 31, 2009	December 31, 2008
At first-in, first-out or average cost (approximates current cost)
Finished goods	$15,737	$15,634
Work in process	1,605	1,800
Raw materials and supplies	16,531	14,833
	33,873	32,267
LIFO reserve	(3,037)	(4,682)
Total inventories	$30,836	$27,585

3)           Derivative instruments

FutureFuel is exposed to certain risks relating to its ongoing business operations.  The primary risk managed by using derivative instruments is commodity price risk.  Regulated fixed price futures and option contracts are utilized to manage the price risk associated with future purchases of feedstock used in FutureFuel’s biodiesel production along with physical feedstock and finished product inventories attributed to this process.

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.  While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of good sold, and amounted to a gain of $1,473 for the three months ended March 31, 2009.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2009		December 31, 2008
	Quantity (Contracts) Long/ (Short)	Fair Market Value	Quantity (Contracts) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in prepaid expenses and other current assets	16	$(676)	-	$-
Regulated options, included in prepaid expenses and other current assets	(500)	$(2,587)	(875)	$(3,175)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,427 and $7,826 at March 31, 2009 and December 31, 2008, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable debt securities

As of December 31, 2008, FutureFuel had made investments in certain U.S. treasury bills and notes.  As of December 31, 2008, these marketable debt securities had maturities ranging from January 2009 to March 2009.  FutureFuel anticipated these securities being sold or maturing within one year and therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel designated these securities as being available-for-sale.  Accordingly, these securities were carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At March 31, 2009 no such securities were held.

The fair market value of these marketable debt securities, including accrued interest, totaled $15,999 at December 31, 2008.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of March 31, 2009, these securities had maturities ranging from June 2028 to July 2042.  FutureFuel classified these instruments as current assets in the accompanying consolidated balances sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through March 31, 2009.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $13,238 and $14,990 at March 31, 2009 and December 31, 2008, respectively.

At December 31, 2008, FutureFuel had investments in certain commercial paper.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available for sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At March 31, 2009 no such investments were held.

The fair value of these investments, including accrued interest, totaled $15,422 at December 31, 2008.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2009	December 31, 2008
Accrued employee liabilities	$1,600	$1,248
Accrued property, use and franchise taxes	1,263	975
Other	55	48
Total	$2,918	$2,271

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

There is an unused commitment fee of 0.25% per annum.  The ratio of EBITDA to fixed charges may not be less than 3:1.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

At March 31, 2009, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended March 31,
	2009	2008
Provision for income taxes	$1,685	$3,326
Effective tax rate	37.4%	35.1%

The effective tax rates for the three months ended March 31, 2009 and 2008 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at March 31, 2009 and December 31, 2008, respectively, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $107 and $96 at March 31, 2009 and December 31, 2008, respectively, for interest or tax penalties.

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

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	March 31, 2009	March 31, 2008
Net income available to common stockholders	$2,821	$6,160

Weighted average number of common shares outstanding	28,190,300	26,700,000
Effect of warrants	-	-
Effect of stock options	6,685	-
Weighted average diluted number of common shares outstanding	28,196,985	26,700,000

Basic earnings per share	$0.10	$0.23
Diluted earnings per share	$0.10	$0.23

Warrants to purchase 21,317,500 and 22,500,000 shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share at March 31, 2009 and 2008, respectively, as they were anti-dilutive in both periods presented.  Additionally, options to purchase 105,000

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share at March 31, 2009.  No options were excluded from the computation of diluted earnings per share at March 31, 2008 as no options were outstanding at that time.

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Revenues are generated through the production and sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at leased oil storage facilities at negotiated prices.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2009	$35,853	$3,884	$39,737
March 31, 2008	$36,405	$6,815	$43,220

For the three months ended March 31, 2009 and 2008, revenues from Mexico accounted for 8% and 11%, respectively, of total revenues.  For the three months ended March 31, 2009 and 2008, revenues from Canada accounted for 0% and 4%, respectively, of total revenues.  Other than Mexico and Canada, revenues from a single foreign country during the three months ended March 31, 2009 and 2008 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

	March 31, 2009	March 31, 2008
Revenues
Chemicals	$35,860	$38,716
Biofuels	3,877	4,504
Revenues	$39,737	$43,220
Segment gross margins
Chemicals	$7,375	$8,440
Biofuels	(1,020)	2,142
Segment gross margins	6,355	10,582
Corporate expenses	(2,063)	(1,735)
Income before interest and taxes	4,292	8,847
Interest and other income	225	774
Interest and other expense	(11)	(135)
Provision for income taxes	(1,685)	(3,326)
Net income	$2,821	$6,160

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment for 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and December 31, 2007 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  The next period for funding under this program opened on July 1, 2008 and will close on June 30, 2009.  FutureFuel has applied for maximum funding under this program for biodiesel production during this period but has not yet received funding from the State of Arkansas.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period funding is received.

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

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$13,238	$-	$13,238	$-
Derivative instruments	$(3,263)	$(3,263)	$-	$-

11)         Recently issued accounting standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  FutureFuel does not believe that FSP FAS 157-4 will have an impact on its consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”).  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  FutureFuel does not believe that FSP FAS 115-2 and 124-2 will have an impact on its disclosures upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (“FSP FAS 107-1 and ABP 28-1”).  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  FutureFuel does not believe that FSP FAS 107-1 and ABP 28-1 will have a material impact on its consolidated financial statements upon adoption.

12)         Formation of FFC Grain, LLC and Acquisition of a Granary

On March 12, 2009 FutureFuel Chemical, through its newly created subsidiary FFC Grain, LLC, purchased the assets of a granary in Marianna, Arkansas for $1,252.  These assets include approximately 1.5 million bushels of storage capacity for grains harvested in the region (typically soybeans, rice, corn and wheat) and associated elevators, legs, scales and administrative buildings.  These assets were in operating use at the time of the acquisition, though no physical inventory was acquired in the transaction.  FutureFuel Chemical’s strategy in relation to the acquired assets is to leave them in operating service for the near term, and to possibly leverage the assets for growth as we seek to diversify our business over the long term.  We do not anticipate the operation of these assets to have a material impact on our financial condition.

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

Results of Operations

In General

FutureFuel Chemical Company’s historical revenues have been generated through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzenesulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation, a major life sciences company; (iii) two product lines (CPOs and DIPBs) produced under conversion contracts for Eastman Chemical Company; and (iv) an industrial intermediate manufactured for a customer for use in the antimicrobial industry.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

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

CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPBs are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  As part of our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company entered into conversion agreements with Eastman Chemical Company that effectively provide a conversion fee to FutureFuel Chemical Company for CPOs and DIPBs based on volume manufactured, with a minimum annual fee for both products.  In addition, the conversion agreements provide for revenue adjustments for the actual price of raw materials purchased by FutureFuel Chemical Company at standard usages.  Eastman Chemical Company provides key raw materials at no cost.  For the key raw materials, usage over standard is owed Eastman Chemical Company; likewise, any improvement over standard is owed to FutureFuel Chemical Company at the actual price Eastman Chemical Company incurred for the key raw material.

In 2008 FutureFuel Chemical Company entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  FutureFuel Chemical Company invested approximately $10 million in capital expenditures to modify and expand its plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be earned into income over the expected life of the product.  The contract stipulates a price curve based on volumes sold.  The current contract expires in December 2013.  The contract with the customer has an inflationary pricing provision, whereby FutureFuel Chemical Company passes along most inflationary changes in production costs to the customer.

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

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  Capacity was initially 3 million gallons per year, increasing to 24 million gallons per year by the end of 2007 through a dedicated continuous processing line and, to a lesser extent, batch processing.  FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have recently completed a project to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We are in the process of bringing this new continuous processing line into commercial production and have encountered only normal start-up issues.  We expect this new continuous processing line to be fully operational and to have demonstrated its nameplate capacity by the end of the second quarter of 2009.  We believe we have successfully demonstrated our ability to keep our existing continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock.  Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices and also the $1 per gallon federal blenders credit, which was extended to the end of 2009.

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

The discussion of results of operations that follows is based on revenues and expenses in total and for individual product lines and does not differentiate related party transactions.

           Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenues: Revenues for the quarter ended March 31, 2009 were $39,737,000 as compared to revenues for the quarter ended March 31, 2008 of $43,220,000, a decrease of 8%.  Revenues from biofuels decreased 14% and accounted for 10% of total revenues in both 2009 and 2008.  Revenues from chemicals decreased 7% and accounted for 90% of total revenues in both 2009 and 2008.  Within the chemicals segment, revenues for the first quarter of 2009 changed as follows as compared to the first quarter of 2008: revenues from the bleach activator decreased 25%; revenues from the proprietary herbicide and intermediates increased 61%; revenues from CPOs decreased 100%; revenues from DIPBs increased 63%; and revenues from other products decreased 39%.

The decrease in revenue from the bleach activator was primarily attributable to lower volumes.  Sales volumes during the quarter ended March 31, 2009 were down approximately 32% from the quarter ended March 31, 2008 and were below expectations.  Our contract with our customer provides for increased prices as volumes decline.  However, in an effort to better serve the needs of our customer, we agreed to waive this protection via a contract amendment that sets the volume-based price at a certain level equivalent to anticipated average annual production in 2009 and 2010, in exchange for a volume-based adjustment at the end of 2010.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 69% of revenues in the quarter ended March 31, 2009 as compared to 65% in the quarter ended March 31, 2008.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.  In addition, our customer has benefited from the general increase in planted acreage in the markets it serves.

Revenues from CPOs and DIPBs together decreased 29% during the first quarter of 2009, due entirely to no demand for CPOs during the first quarter of 2009.  The end market for CPOs is in the automotive industry and demand for this product has been impacted by both economic conditions affecting that industry and an inventory build by our customer at the end of 2008.  This loss was partially offset by a 61% increase in revenues from DIPB.  Both of these products are late in their life cycle and both are negatively impacted by the automotive and housing slow down.  As a result, future market conditions for both CPOs and DIPBs may be challenging.

Decreased revenues from biodiesel stem entirely from reduced price during the first quarter of 2009 as compared to the first quarter of 2008; volume sold during the first quarter of 2009 increased 95% over the volume sold during the first quarter of 2008.  Based on our experience over the last several years, demand and pricing for biodiesel are typically weakest during the winter.  We were, however, able to leverage several new customer relationships as well as the increased acceptance of biodiesel in the market to generate the increase in biodiesel volume sold during the first quarter of 2009.  We had ample storage capacity, both onsite and through leased tanks offsite, to handle all excess production in the first quarter.  Our existing continuous processing line shut down in the second half of March for planned maintenance and to allow our operations team to start up the newly completed 35 million gallon per year continuous line in a controlled environment.  We expect to have the new line operational during the second quarter of 2009.  We will utilize the new line to meet primary demand and will restart the existing 24 million gallon per year line to the extent feedstock pricing and availability and customer demand so warrant.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended March 31, 2009 were $33,382,000 as compared to total cost of goods sold and distribution for the quarter ended March 31, 2008 of $32,638,000, an increase of 2%.

Cost of goods sold and distribution for the quarter ended March 31, 2009 for FutureFuel Chemical Company’s chemicals segment were $28,485,000 as compared to cost of goods sold and distribution for the quarter ended March 31, 2008 of $30,276,000.  On a percentage basis, the decrease in cost of goods sold and distribution was almost directly in line with revenues.

Cost of goods sold and distribution for the first quarter of 2009 for FutureFuel Chemical Company’s biofuels segment were $4,897,000 as compared to cost of goods sold and distribution for the first quarter of 2008 of $2,362,000.  The most significant element of this increase in cost of goods sold and distribution was the receipt during the first quarter of 2008 of $2 million of funding under the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  FutureFuel Chemical Company applied for and, in the first quarter of 2008 received, the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  The next eligible application period opened July 1, 2008 and closes June 30, 2009.  FutureFuel Chemical Company has applied for the $0.20 per gallon credit for biodiesel produced during the third and fourth quarters of 2008 and the first quarter of 2009.  Due to the uncertainty of funding from this program, we do not recognize a credit to cost of goods sold and distribution until such time as our application is approved and funding is received.

Operating Expenses:  Operating expenses increased from $1,735,000 for the quarter ended March 31, 2008 to $2,063,000 for the quarter ended March 31, 2009, or 19%.  This increase was primarily attributable to additional labor resources allocated to our sales and marketing team related to efforts to expand our proprietary chemicals business.  In addition, legal fees and other costs were higher as a result of issues described below under Other Matters.

Provision for Income Taxes:  The effective tax rates for the three months ended March 31, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $816,000 at March 31, 2009.

Critical Accounting Estimates

Revenue Recognition:  For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  Nearly all custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and 2009 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $14,172 and $10,917 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2009 and 2008 are set forth in the following chart.

(Dollars in thousands)

	March 31, 2009	March 31, 2008
Net cash provided by operating activities	$2,648	$5,310
Net cash provided by (used in) investing activities	$27,171	$(25,656)
Net cash provided by (used in) financing activities	$-	$-

Operating Activities:  Cash provided by operating activities decreased from $5,310,000 during the first quarter of 2008 to $2,648,000 during the first quarter of 2009.  Cash generated from (used in) the change in accounts receivable increased from $(3,446,000) in the first quarter of 2008 to $1,128,000 in 2009.  The increase is a result of reduced trade receivables from a major customer during the first quarter of 2009 as compared to a small increase in trade receivables during the first quarter of 2008.  The increase is also a result of an increase in receivables from the federal government during the first quarter of 2008 related to biodiesel blender credits, which itself stems from very low sales of biodiesel during the last quarter of 2007.  Cash used in changes in inventory decreased from $4,363,000 in the first quarter of 2008 to $3,251,000 in 2009.  The decrease is a result of a reduction in the LIFO inventory reserve during the first quarter of 2009.  Cash generated from (used in) changes in accounts payable decreased from $2,656,000 in the first quarter of 2008 to $(2,066,000) in 2009.  The decrease is primarily attributable to the change in accounts payables related to raw materials.  Cash generated from (used in)

accrued expenses and other current liabilities increased from $(450,000) in the first quarter of 2008 to $647,000 in 2009.  The increase is the result of higher service accruals for capital expansion work during the first quarter of 2009 as compared to the first quarter of 2008.  Finally, cash generated from (used in) deferred revenue decreased from $1,882,000 in the first quarter of 2008 to $(135,000) in 2009.  The decrease is the result of our completion of the capital project to modify and expand our plant to produce the new industrial intermediate used in the antimicrobial industry.

Investing Activities:  Cash provided by (used in) investing activities increased from $(25,656,000) in the first quarter of 2008 to $27,171,000 in 2009.  This increase is primarily attributable to net cash flows provided by short term investments.  Cash used in the purchase of marketable securities increased from $(31,882,000) in the first quarter of 2008 to $- in 2009.  Cash provided by proceeds from the sale of marketable securities increased from $10,000,000 in the first quarter of 2008 to $16,965,000 in 2009.  Finally, cash provided by proceeds from the sale of commercial paper increased from $- in the first quarter of 2008 to $14,432,000 in 2009.  The investing activities which spurred these changes are further described below under “Capital Management”.

Financing Activities:  There was no cash provided by (used in) financing activities in either the first quarter of 2008 or 2009.

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

There is an unused commitment fee.  The ratio of EBITDA to fixed charges may not be less than 3:1.  We have guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

As of March 31, 2009 and December 31, 2008, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

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

We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2009 and December 31, 2008.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2009 or December 31, 2008 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

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

In the first three months of 2009, the management of these funds largely took the form of investments in auction rate securities, U.S. Treasuries and the holding of cash in money market or similar bank accounts.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $13,238,000 at March 31, 2009.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

We maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor has counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we are unable to determine what effect the general contractor’s counterclaim will have on us or on our financial condition.

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (“HED”) required by the United States Environmental Protection Agency (“USEPA”) for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the USEPA.  We brought suit against the trade association for rescission of the agreement for various reasons including, among other things, that we have already paid our fair share of costs for the data to the trade association; and that the fees and dues structure of the trade association are overly excessive and against public policy.  The trade association has filed suit against us for collection of alleged fees and dues owed by us to it.  At this time, we are unable to determine what effect the trade association’s suit against us will have on us or on our financial condition.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended.  Under these standards, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2009 or 2008.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of March 31, 2009 and December 31, 2008, the fair values of our derivative instruments were a net liability in the amount of $3,263 and $3,175, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat and electricity.  The availability and price of all of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, farmers’ planting decisions, governmental policies and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in the first quarter of 2009.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 2% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	24,203	LB	10.0%	$ 508	8.0%
Electricity	19	MWH	10.0%	$ 127	2.0%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2009.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of March 31, 2009 and December 31, 2008, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2009 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2008 filed with the Securities and Exchange Commission on March 16, 2009 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

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

Date:  May 11, 2009