Form 10-Q
period 2009-06-30
FutureFuel Corp.
filed 2009-08-10
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2009: 28,190,300

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2009, our audited consolidated balance sheet as at December 31, 2008, and our unaudited consolidated statements of operations and comprehensive income and statements of cash flows for the three- and six-month periods ended June 30, 2009 and June 30, 2008.

FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2009 and December 31, 2008
(Dollars in thousands)
	(Unaudited) June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$56,191	$27,455
Accounts receivable, net of allowances of $4	21,788	20,048
Accounts receivable – related parties	26	-
Inventory	25,339	27,585
Income taxes receivable	2,708	792
Prepaid expenses	851	1,294
Marketable debt and auction rate securities	11,837	46,411
Other current assets	4,072	4,751
Total current assets	122,812	128,336
Property, plant and equipment, net	115,862	106,320
Intangible assets	264	321
Other assets	2,984	3,149
Total noncurrent assets	119,110	109,790
Total Assets	$241,922	$238,126

Liabilities and Stockholders’ Equity
Accounts payable	$9,247	$13,332
Accounts payable - related parties	2	422
Current deferred income tax liability	4,835	4,151
Short term contingent consideration	1,760	1,936
Accrued expenses and other current liabilities	3,551	2,251
Accrued expenses and other current liabilities - related parties	20	20
Total current liabilities	19,415	22,112
Deferred revenue	9,659	9,994
Other noncurrent liabilities	1,345	1,243
Noncurrent deferred income tax liability	24,210	23,140
Total noncurrent liabilities	35,214	34,377
Total Liabilities	54,629	56,489
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 28,190,300 issued and outstanding	3	3
Accumulated other comprehensive income	-	15
Additional paid in capital	167,524	167,524
Retained earnings	19,766	14,095
Total stockholders’ equity	187,293	181,637
Total Liabilities and Stockholders’ Equity	$241,922	$238,126

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues	$41,831	$49,896
Cost of goods sold	34,153	43,720
Cost of goods sold – related parties	594	846
Distribution	1,211	879
Gross profit	5,873	4,451
Selling, general and administrative expenses
Compensation expense	798	890
Other expense	402	249
Related party expense	49	66
Research and development expenses	988	1,008
	2,237	2,213
Income from operations	3,636	2,238
Interest income	67	846
Interest expense	(6)	(5)
Gain on foreign currency	-	511
Gain on sale of marketable debt securities	-	83
Other expense	(22)	-
	39	1,435
Income before income taxes	3,675	3,673
Provision for income taxes	825	760
Net income	$2,850	$2,913

Earnings per common share
Basic	$0.10	$0.11
Diluted	$0.10	$0.11
Weighted average shares outstanding
Basic	28,190,300	26,700,000
Diluted	28,199,548	26,735,387

Comprehensive Income
Net income	$2,850	$2,913
Other comprehensive loss, net of tax of $(14) in 2008	-	(24)
Comprehensive income	$2,850	$2,889

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues	$80,676	$93,116
Revenues – related parties	892	-
Cost of goods sold	64,625	74,933
Cost of goods sold – related parties	2,497	1,582
Distribution	2,218	1,568
Gross profit	12,228	15,033
Selling, general and administrative expenses
Compensation expense	1,292	1,328
Other expense	896	553
Related party expense	113	104
Research and development expenses	1,999	1,964
	4,300	3,949
Income from operations	7,928	11,084
Interest income	289	1,616
Interest expense	(14)	(11)
Gain (loss) on foreign currency	(3)	381
Gain on the sale of marketable debt securities	-	83
Other income (expense)	(19)	6
	253	2,075
Income before income taxes	8,181	13,159
Provision for income taxes	2,510	4,086
Net income	$5,671	$9,073

Earnings per common share
Basic	$0.20	$0.34
Diluted	$0.20	$0.34
Weighted average shares outstanding
Basic	28,190,300	26,700,000
Diluted	28,198,266	26,717,693

Comprehensive Income
Net income	$5,671	$9,073
Other comprehensive (loss) income, net of tax of $(9) in 2009 and $18 in 2008	(15)	29
Comprehensive income	$5,656	$9,102

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows provide by operating activities
Net income	$5,671	$9,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,635	2,743
Provision for deferred income taxes	1,754	461
Change in fair value of derivative instruments	(2,072)	274
Accretion of the discount of marketable debt securities	-	(90)
Gains on disposals of fixed assets	-	10
Stock based compensation	-	327
Noncash interest expense	11	11
Changes in operating assets and liabilities:
Accounts receivable	(1,741)	(5,374)
Accounts receivable – related parties	(26)	-
Inventory	2,246	(2,866)
Income taxes receivable	(1,915)	(304)
Prepaid expenses	443	533
Accrued interest on marketable debt securities	3	(296)
Other assets	151	945
Accounts payable	(4,078)	(214)
Accounts payable – related parties	(426)	109
Income taxes payable	-	(1,231)
Accrued expenses and other current liabilities	1,300	262
Deferred revenue	(335)	5,178
Other noncurrent liabilities	91	56
Net cash provided by operating activities	4,712	9,607
Cash flows from investing activities
Restricted cash	-	(78)
Collateralization of derivative instruments	2,673	(793)
Purchase of marketable securities	(19,999)	(24,992)
Proceeds from the sale of marketable securities	35,972	30,080
Sales (purchases) of auction rate securities, net	3,150	(58,900)
Proceeds from the sale of commercial paper	15,424	-
Proceeds from the sale of fixed assets	2	8
Acquisition of a granary	(1,252)	-
Contingent purchase price payment	(177)	(117)
Capital expenditures	(11,769)	(7,886)
Net cash provided by (used in) investing activities	24,024	(62,678)
Cash flows from financing activities
Net cash provided by (used in) financing activities	-	-
Net change in cash and cash equivalents	28,736	(53,071)
Cash and cash equivalents at beginning of period	27,455	54,655
Cash and cash equivalents at end of period	$56,191	$1,584

Cash paid for interest	$3	$-
Cash paid for taxes	$2,643	$5,103

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	June 30, 2009	December 31, 2008
At first-in, first-out or average cost (approximates current cost)
Finished goods	$8,677	$15,634
Work in process	3,937	1,800
Raw materials and supplies	15,766	14,833
	28,380	32,267
LIFO reserve	(3,041)	(4,682)
Total inventories	$25,339	$27,585

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of good sold, and amounted to a loss of $1,101 and a gain of $372 for the three and six months ended June 30, 2009, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2009		December 31, 2008
	Quantity (Contracts) Long/ (Short)	Fair Market Value	Quantity (Contracts) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in other current assets	(215)	$129	-	$-
Regulated options, included in other current assets	(400)	$(1,223)	(875)	$(3,175)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $5,151 and $7,826 at June 30, 2009 and December 31, 2008, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable debt securities

As of December 31, 2008, FutureFuel had made investments in certain U.S. treasury bills and notes.  As of December 31, 2008, these marketable debt securities had maturities ranging from January 2009 to March 2009.  FutureFuel anticipated these securities being sold or maturing within one year and therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel designated these securities as being available-for-sale.  Accordingly, these securities were carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At June 30, 2009 no such securities were held.

The fair market value of these marketable debt securities, including accrued interest, totaled $15,999 at December 31, 2008.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of June 30, 2009, these securities had maturities ranging from July 2031 to July 2042.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through June 30, 2009.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $11,837 and $14,990 at June 30, 2009 and December 31, 2008, respectively.

At December 31, 2008, FutureFuel had investments in certain commercial paper.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel had designated these securities as being available for sale.  Accordingly, they were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At June 30, 2009 no such investments were held.

The fair value of these investments, including accrued interest, totaled $15,424 at December 31, 2008.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2009	December 31, 2008
Accrued employee liabilities	$1,942	$1,248
Accrued property, use and franchise taxes	1,505	975
Other	124	48
Total	$3,571	$2,271

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

At June 30, 2009, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Provision for income taxes	$825	$760	$2,510	$4,086
Effective tax rate	22.4%	20.7%	30.7%	31.1%

The effective tax rates for the three and six months ended June 30, 2009 and 2008 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at June 30, 2009 and December 31, 2008, respectively, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $117 and $96 at June 30, 2009 and December 31, 2008, respectively, for interest or tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Net income available to common stockholders	$2,850	$2,913	$5,671	$9,073

Weighted average number of common shares outstanding	28,190,300	26,700,000	28,190,300	26,700,000
Effect of warrants	-	-	-	-
Effect of stock options	9,248	35,387	7,966	17,693
Weighted average diluted number of common shares outstanding	28,199,548	26,735,387	28,198,266	26,717,693

Basic earnings per share	$0.10	$0.11	$0.20	$0.34
Diluted earnings per share	$0.10	$0.11	$0.20	$0.34

Warrants to purchase 21,317,500 and 22,500,000 shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share at June 30, 2009 and 2008, respectively, as they were anti-dilutive in both periods presented.  Additionally, options to purchase 105,000 shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share at June 30, 2009.  No options were excluded from the computation of diluted earnings per share at June 30, 2008.

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Revenues are generated through the production and sale of biodiesel to customers through FutureFuel’s distribution network from the Batesville Plant and through distribution facilities available at leased oil storage facilities at negotiated prices.

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

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2009	$36,776	$5,055	$41,831
June 30, 2008	$42,260	$7,636	$49,896

FutureFuel’s revenues for the six months ended June 30, 2009 and 2008 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2009	$72,629	$8,939	$81,568
June 30, 2008	$78,665	$14,451	$93,116

In both the three months ended June 30, 2009 and 2008, revenues from Mexico accounted for 11% of total revenues.  In the six months ended June 30, 2009 and 2008, revenues from Mexico accounted for 10% and 11%, respectively, of total revenues.  In both the three and six months ended June 30, 2009 and 2008, revenues from Canada accounted for 0% and 4%, respectively, of total revenues.  Other than Mexico and Canada, revenues from a single foreign country during the three months ended June 30, 2009 and 2008 did not exceed 2% of total revenues.

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues
Chemicals	$27,856	$33,980	$63,716	$72,696
Biofuels	13,975	15,916	17,852	20,420
Revenues	$41,831	$49,896	$81,568	$93,116

Segment gross margins
Chemicals	$6,331	$6,997	$13,706	$15,437
Biofuels	(458)	(2,546)	(1,478)	(404)
Segment gross margins	5,873	4,451	12,228	15,033
Corporate expenses	(2,237)	(2,213)	(4,300)	(3,949)
Income before interest and taxes	3,636	2,238	7,928	11,084
Interest and other income	67	1,440	289	2,086
Interest and other expense	(28)	(5)	(36)	(11)
Provision for income taxes	(825)	(760)	(2,510)	(4,086)
Net income	$2,850	$2,913	$5,671	$9,073

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biodiesel segment for the six months ended June 30, 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and June 30, 2008 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

funding is received.  The next period for funding under this program opened on July 1, 2008 and closed on June 30, 2009.  FutureFuel applied for and received maximum funding under this program for biodiesel production during this period.  However, such funding was not received until July 2009 and, per the previously stated accounting policy, will be recognized in the third quarter of 2009.

10)         Fair value measurements

FutureFuel adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective January 1, 2008.  Under SFAS No. 157, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  SFAS No. 157 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of FutureFuel.  Unobservable inputs are inputs that reflect FutureFuel’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by SFAS No. 157, on a recurring basis.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$11,837	$-	$11,837	$-
Derivative instruments	$(1,094)	$(1,094)	$-	$-

11)         Recently issued accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No.140” (“SFAS No. 166”).  This statement addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  FutureFuel is currently evaluating the effect SFAS No. 166 will have on its consolidated financial position, liquidity, or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  FutureFuel is currently evaluating the effect SFAS No. 167 will have on its consolidated financial position, liquidity, or results of operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

12)         Subsequent events

FutureFuel has evaluated events and transactions subsequent to June 30, 2009 through August 10, 2009, the date the financial statements were filed with the SEC as part of Form 10-Q.  No events require recognition in the consolidated financial statements or disclosures of FutureFuel per the definitions and requirements of SFAS No. 165, Subsequent Events.

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

In 2008 FutureFuel Chemical Company entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  FutureFuel Chemical Company invested approximately $10 million in capital expenditures to modify and expand its plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be earned into income over the expected life of the product.  The contract stipulates a price curve based on volumes sold and has an inflationary pricing provision, whereby FutureFuel Chemical Company passes along most inflationary changes in production costs to the customer.  The contract expires in December 2013.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

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

The year ended December 31, 2006 was the first full year that FutureFuel Chemical Company sold biodiesel.  FutureFuel Chemical Company procures all of its own feedstock and only sells biodiesel for its own account.  In rare instances, FutureFuel Chemical Company purchases biodiesel from other producers for resale.  FutureFuel Chemical Company has the capability to process multiple types of vegetable oils and animal fats, it can receive feedstock by rail or truck, and it has completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We have recently completed a project to increase FutureFuel Chemical Company’s production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  We believe we have successfully demonstrated our ability to keep our former continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock.  Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices and to the $1 per gallon federal blenders credit, which is only extended to the end of 2009.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of diesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Diesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

The majority of our and FutureFuel Chemical Company’s expenses are cost of goods sold.  Cost of goods sold includes raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of FutureFuel Chemical Company’s plant.  Significant conversion costs include labor, benefits, energy, supplies, depreciation and maintenance and repair.  In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity.  Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment.  Cost of goods sold is allocated to the chemical and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative and research and development expenses.  These expense categories include expenses that were directly incurred by us and FutureFuel Chemical Company.

The discussion of results of operations that follows is based on revenues and expenses in total and for individual product lines and does not differentiate related party transactions.

           Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenues: Revenues for the quarter ended June 30, 2009 were $41,831,000 as compared to revenues for the quarter ended June 30, 2008 of $49,896,000, a decrease of 16%.  Revenues from biofuels decreased 12% and accounted for

34% of total revenues in 2009 as compared to 32% in 2008.  Revenues from chemicals decreased 18% and accounted for 66% of total revenues in 2009 as compared to 68% in 2008.  Within the chemicals segment, revenues for the second quarter of 2009 changed as follows as compared to the second quarter of 2008: revenues from the bleach activator decreased 4%; revenues from the proprietary herbicide and intermediates decreased 59%; revenues from CPOs decreased 82%; revenues from DIPBs decreased 58%; and revenues from other products decreased 13%.

The decrease in revenue from the bleach activator was attributable to lower price which resulted primarily from decreases in the cost of certain raw materials that are passed along to the customer via the pricing formula.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 51% of revenues in the quarter ended June 30, 2009 as compared to 52% in the quarter ended June 30, 2008.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, volumes were down in the second quarter of 2009 as our customer attempted to reduce its inventories of this product.  We do not believe the reduced demand in the second quarter of 2009 is indicative of future demand for this product.

Revenues from CPOs and DIPBs together decreased 69% during the second quarter of 2009.  The end market for CPOs is the automotive industry and demand for this product has been impacted by both economic conditions and an inventory build by our customer at the end of 2008.  Revenues from DIPBs were impacted by reduced demand from our customer as well as a scheduled maintenance shutdown for the equipment utilized to manufacture DIPB at our Batesville site.  We anticipate revenues from both products to increase moderately in the third quarter of 2009 as compared to the second quarter of 2009.  However, both of these products are negatively impacted by the automotive and housing slow down and, as a result, future market conditions for CPOs and DIPBs may be challenging.

Decreased revenues from the biofuels segment stem entirely from reduced price during the second quarter of 2009 as compared to the second quarter of 2008; volume of biodiesel sold during the second quarter of 2009 increased 53% over the volume sold during the second quarter of 2008.  We generally price our biodiesel in line with posted ultra low sulfur diesel prices in our region, which declined from 2008 to 2009 with the overall market for petroleum and related products.  We had produced and stored excess finished product during the preceding winter and were able to sell the majority of this accumulated inventory during the second quarter of 2009 along with the majority of biodiesel produced during the quarter.  Our existing continuous processing line shut down at the end of the first quarter of 2009 to allow our operations team to start up the newly completed continuous line that we expect to bring our annual production capacity to approximately 59 million gallons per year.  Production was down for all of April and the new processing line began production in early May.  By the end of the second quarter, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended June 30, 2009 were $35,958,000 as compared to total cost of goods sold and distribution for the quarter ended June 30, 2008 of $45,445,000, a decrease of 21%.

Cost of goods sold and distribution for the quarter ended June 30, 2009 for FutureFuel Chemical Company’s chemicals segment were $21,525,000 as compared to cost of goods sold and distribution for the quarter ended June 30, 2008 of $26,983,000.  On a percentage basis, the 20% decrease in cost of goods sold and distribution was slightly greater than the 18% decrease in chemicals segment revenues.

Cost of goods sold and distribution for the second quarter of 2009 for FutureFuel Chemical Company’s biofuels segment were $14,433,000 as compared to cost of goods sold and distribution for the second quarter of 2008 of $18,462,000.  On a percentage basis, the 22% decrease in cost of goods sold and distribution was significantly greater than the 12% decrease in biofuels segment revenues.  This decrease is primarily the result of decreased feedstock costs but is also attributable to improved production capabilities which have resulted in lower per gallon variable processing costs.  Though not a component of cost of goods sold and distribution in either the second quarter of 2009 or 2008, a significant element of cost of goods sold and distribution is funding available under the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  FutureFuel Chemical Company applied for and, in the first quarter of 2008 received, the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  The next eligible application period opened July 1, 2008 and closed June 30, 2009.  FutureFuel Chemical Company applied for and received maximum funding under the program.  However, the funding was not received until early July 2009 and, due to the uncertainty of funding from this program, we do not recognize a credit to cost of goods sold and distribution until such time as our application is approved and funding is received.  As a result, the $2,000,000 funding will be recognized as a credit to cost of goods sold and distribution in the third quarter of 2009.

Operating Expenses:  Operating expenses increased 1% from $2,213,000 for the quarter ended June 30, 2008 to $2,237,000 for the quarter ended June 30, 2009.  There was no material increase or decrease in the various elements of selling, general and administrative expense or research and development expense.

Provision for Income Taxes:  The effective tax rates for the three months ended June 30, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $590,000 at June 30, 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenues: Revenues for the first half of 2009 were $81,568,000 as compared to revenues for the first of half of 2008 of $93,116,000, a decrease of 12%.  Revenues from biofuels decreased 13% and accounted for 22% of total revenues in 2009 as compared to 23% in 2008.  Revenues from chemicals decreased 12% and accounted for 78% of total revenues in 2009 as compared to 77% in 2008.  Within the chemicals segment, revenues for the first half of 2009 changed as follows as compared to the first half of 2008: revenues from the bleach activator decreased 15%; revenues from the proprietary herbicide and intermediates increased 4%; revenues from CPOs decreased 92%; revenues from DIPBs decreased 5%; and revenues from other products decreased 29%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 60% of revenues in the six months ended June 30, 2009 as compared to 58% in the six months ended June 30, 2008.  The decrease in revenue from the bleach activator during the first half of 2009 as compared to the first half of 2008 was primarily attributable to lower volumes sold during the first quarter of 2009 as compared to the first quarter of 2008.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, we believe the moderate increase in revenues for the first half of 2009 is a result of our customer benefiting from the general increase in herbicide demand.

Revenues from CPOs and DIPBs together decreased 49% during the first half of 2009.  The end market for CPOs is the automotive industry and demand for this product has been impacted by both economic conditions and an inventory build by our customer at the end of 2008.  Revenues from DIPBs were impacted by reduced demand from our customer as well as a scheduled maintenance shutdown during the second quarter of 2009 for the equipment utilized to manufacture DIPB at our Batesville site.

Decreased revenues from the biofuels segment stem entirely from reduced price during the first half of 2009 as compared to the first half of 2008; volume of biodiesel sold increased 63% from period to period.  In addition to previously noted items, increased sales volumes for the biofuels segment are attributable, in part, to the addition of several new customers in our region for whom we are the sole source of supply of biodiesel blends ranging from less than 5% biodiesel to as much as 20% biodiesel.  We have also maintained relationships with key customers that continue to purchase significant quantities of biodiesel for delivery to markets outside of Arkansas.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the first half of 2009 were $69,340,000 as compared to total cost of goods sold and distribution for the first half of 2008 of $78,083,000, a decrease of 11%.

Cost of goods sold and distribution for the first half of 2009 for FutureFuel Chemical Company’s chemicals segment were $50,010,000 as compared to cost of goods sold and distribution for the first half of 2008 of $57,259,000.  On a percentage basis, the 13% decrease in cost of goods sold and distribution was slightly greater than the 12% decrease in chemicals segment revenues.

Cost of goods sold and distribution for the first half of 2009 for FutureFuel Chemical Company’s biofuels segment were $19,330,000 as compared to cost of goods sold and distribution for the first half of 2008 of $20,824,000.  On a percentage basis, cost of goods sold and distribution decreased 7% versus a decline in revenues of 13%.  This difference is entirely a result of funding received under the previously reviewed Arkansas Alternative Fuels Development Program during the first half of 2008 that was not received in the comparable period of 2009.  When this funding is excluded from 2008 result the decrease in cost of goods sold and distribution is 17% as compared to the decline in revenues of 13%.

Operating Expenses:  Operating expenses increased 9% from $3,949,000 for the first half of 2008 to $4,300,000 for the first half of 2009.  This change is attributable to a $343,000, or 62%, increase in other expense.  This component of selling, general and administrative expense includes legal fees which were higher in the first half of 2009 as a result of issues described under Other Matters.  The addition of a granary to our operations also contributed to the increase in other expense.  There was no material increase or decrease in the other components of selling, general and administrative expense or research and development expense.

Provision for Income Taxes:  The effective tax rates for the six months ended June 30, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $590,000 at June 30, 2009.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and 2009 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $3,846,000 and $10,470,000 for the three months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2009 and 2008 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$4,712	$9,607
Net cash provided by (used in) investing activities	$24,024	$(62,678)
Net cash provided by (used in) financing activities	$-	$-

Operating Activities:  Cash provided by operating activities decreased from $9,607,000 during the first half of 2008 to $4,705,000 during the first half of 2009.  Cash provided by (used in) the change in the fair value of derivative instruments and marketable securities decreased from $274,000 in the first half of 2008 to $(2,072,000) in 2009.  This decrease is primarily a result of a reduced position in options contracts on energy futures held at June 30, 2009 as compared to December 31, 2008.  Cash used in the change in accounts receivable increased from $(5,374,000) in the first half of 2008 to $(1,741,000) in 2009.  The increase is a result of reduced revenues and hence reduced trade receivables from most of our chemicals segment customers during the first half of 2009.  The increase is also a result of an increase in receivables from the federal government during the first half of 2008 related to biodiesel blender credits, which itself stems from very low sales of biodiesel during the last quarter of 2007.  Cash generated from (used in) changes in inventory increased from $(2,866,000) in the first half of 2008 to $2,246,000 in 2009.  The increase is primarily a result of the change in biodiesel inventories at June 30, 2009 as compared to June 30, 2008.  Cash used in changes in accounts payable decreased from $(214,000) in the first half of 2008 to $(4,078,000) in 2009.  The decrease is primarily attributable to the change in accounts payables related to raw materials which is itself a result of reduced prices of most raw materials as well as reduced manufacturing activities stemming from demand declines from most of our customers.  Finally, cash generated from (used in) deferred revenue decreased from $5,178,000 in the first half of 2008 to $(335,000) in 2009.  The decrease is the result of our completion of the capital project to modify and expand our plant to produce the new industrial intermediate used in the antimicrobial industry.

Investing Activities:  Cash provided by (used in) investing activities increased from $(62,678,000) in the first half of 2008 to $24,031,000 in 2009.  This increase is primarily attributable to net cash flows provided by short-term investments.  Cash used in the purchase of marketable securities increased from $(24,992,000) in the first half of 2008 to $(19,999,000) in 2009.  Cash provided by proceeds from the sale of marketable securities increased from $30,080,000 in the first half of 2008 to $35,972,000 in 2009.  Cash provided by (used in) the purchase of auction rate securities, net, increased from $(58,900,000) in the first half of 2008 to $3,150,000 in 2009.  Finally, cash provided by proceeds from the sale of commercial paper increased from $0 in the first half of 2008 to $15,424,000 in 2009.  The investing activities which spurred these changes are further described below under “Capital Management”.

Financing Activities:  There was no cash provided by (used in) financing activities in either the first half of 2008 or 2009.

Credit Facility

FutureFuel Chemical Company entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and general corporate purposes of FutureFuel Chemical Company.  The facility terminates in March 2010.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate dependent upon certain leverage ratios.

There is an unused commitment fee.  The ratio of EBITDA to fixed charges may not be less than 3:1.  We have guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

As of June 30, 2009 and December 31, 2008, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2009 and December 31, 2008.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2009 or December 31, 2008 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis for that volume.

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

In the second quarter of 2009, the management of these funds largely took the form of investments in auction rate securities and the holding of cash in money market or similar bank accounts.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $11,837,000 at June 30, 2009.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

We maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Other Matters

We entered into an agreement with a customer to construct, at a fixed price, a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor has counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we are unable to determine what effect the general contractor’s counterclaim will have on us or on our financial condition.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of June 30, 2009 and December 31, 2008, the fair values of our derivative instruments were a net liability in the amount of $1,094,000 and $3,175,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat and electricity.  The availability and price of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets and global supply and demand.

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

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	53,550	LB	10.0%	$ 1,098	9.0%
Electricity	38	MWH	10.0%	$ 247	2.0%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2009.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of June 30, 2009 and December 31, 2008, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2009 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders

Our annual meeting of shareholders was held on June 30, 2009.  The following matters were voted upon and approved by our shareholders.

•
Paul A. Novelly, Paul G. Lorenzini and Richard L. Knowlton were reelected as Class C directors for terms expiring at the 2012 annual meeting of shareholders.  For each of Mr. Novelly and Mr. Knowlton, the result was 23,408,548 votes “for” reelection and 60,200 votes “against” reelection.  For Mr. Lorenzini, the result was 23,407,865 votes “for” reelection and 60,883 votes “against” reelection.  Edvin A. Levy, Donald C. Bedell, Lee E. Mikles and Thomas R. Evans continued as directors after the meeting.

•
The ratification of the appointment of RubinBrown LLP as FutureFuel Corp.’s independent auditors for 2009 was approved.  The result was 23,468,648 votes “for”, 0 votes “against” and 100 votes “abstained”.

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

Date:  August 10, 2009