Form 10-Q
period 2009-09-30
FutureFuel Corp.
filed 2009-11-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2009: 28,190,300

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2009, our audited consolidated balance sheet as at December 31, 2008, our unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2009 and September 30, 2008, and our consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and September 30, 2008.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2009 and December 31, 2008
(Dollars in thousands)
	(Unaudited) September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents	$73,134	$27,455
Accounts receivable, net of allowances of $4 in 2008	23,134	20,048
Accounts receivable – related parties	24	-
Inventory	31,345	27,585
Income taxes receivable	-	792
Prepaid expenses	441	1,294
Marketable debt and auction rate securities	2,800	46,411
Other current assets	738	4,751
Total current assets	131,616	128,336
Property, plant and equipment, net	119,376	106,320
Intangible assets	236	321
Other assets	2,874	3,149
Total noncurrent assets	122,486	109,790
Total Assets	$254,102	$238,126

Liabilities and Stockholders’ Equity
Accounts payable	$12,028	$13,332
Accounts payable - related parties	153	422
Income taxes payable	2,576	-
Current deferred income tax liability	3,528	4,151
Short term contingent consideration	1,654	1,936
Accrued expenses and other current liabilities	4,911	2,251
Accrued expenses and other current liabilities - related parties	20	20
Total current liabilities	24,870	22,112
Deferred revenue	9,416	9,994
Other noncurrent liabilities	1,361	1,243
Noncurrent deferred income tax liability	24,163	23,140
Total noncurrent liabilities	34,940	34,377
Total Liabilities	59,810	56,489
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 28,190,300 issued and outstanding	3	3
Accumulated other comprehensive income	-	15
Additional paid in capital	167,139	167,524
Retained earnings	27,150	14,095
Total stockholders’ equity	194,292	181,637
Total Liabilities and Stockholders’ Equity	$254,102	$238,126

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues	$52,263	$57,183
Revenues – related parties	-	3,402
Cost of goods sold	36,839	44,611
Cost of goods sold – related parties	635	3,950
Distribution	1,139	1,144
Gross profit	13,650	10,880
Selling, general and administrative expenses
Compensation expense	729	652
Other expense	382	385
Related party expense	43	38
Research and development expenses	1,111	1,079
	2,265	2,154
Income from operations	11,385	8,726
Interest income	36	671
Interest expense	(5)	(6)
Loss on foreign currency	-	(89)
Loss on sale of marketable debt securities	-	(460)
Other income	12	-
	43	116
Income before income taxes	11,428	8,842
Provision for income taxes	4,044	3,453
Net income	$7,384	$5,389

Earnings per common share
Basic	$0.26	$0.20
Diluted	$0.25	$0.19
Weighted average shares outstanding
Basic	28,190,300	26,787,609
Diluted	29,191,106	28,821,986

Comprehensive Income
Net income	$7,384	$5,389
Other comprehensive loss, net of tax of $(52) in 2008	-	(87)
Comprehensive income	$7,384	$5,302

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues	$132,939	$150,299
Revenues – related parties	892	3,402
Cost of goods sold	101,464	119,544
Cost of goods sold – related parties	3,132	5,532
Distribution	3,357	2,713
Gross profit	25,878	25,912
Selling, general and administrative expenses
Compensation expense	2,021	1,980
Other expense	1,278	938
Related party expense	156	142
Research and development expenses	3,110	3,042
	6,565	6,102
Income from operations	19,313	19,810
Interest income	325	2,286
Interest expense	(19)	(17)
Gain (loss) on foreign currency	(3)	293
Loss on the sale of marketable debt securities	-	(377)
Other income (expense)	(7)	6
	296	2,191
Income before income taxes	19,609	22,001
Provision for income taxes	6,554	7,539
Net income	$13,055	$14,462

Earnings per common share
Basic	$0.46	$0.54
Diluted	$0.46	$0.53
Weighted average shares outstanding
Basic	28,190,300	26,729,416
Diluted	28,529,213	27,419,338

Comprehensive Income
Net income	$13,055	$14,462
Other comprehensive loss, net of tax of $(9) in 2009 and $(35) in 2008	(15)	(58)
Comprehensive income	$13,040	$14,404

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows provided by operating activities
Net income	$13,055	$14,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,545	4,180
Provision for deferred income taxes	400	829
Change in fair value of derivative instruments	(1,322)	1,669
Gain on the sale of investments	-	377
Accretion of the discount of marketable debt securities	-	(103)
(Gains) losses on disposals of fixed assets	(2)	10
Stock based compensation	-	411
Noncash interest expense	16	16
Changes in operating assets and liabilities:
Accounts receivable	(3,086)	(2,865)
Accounts receivable – related parties	(24)	-
Inventory	(3,760)	(1,806)
Income taxes receivable	792	(1,126)
Prepaid expenses	853	866
Accrued interest on marketable debt securities	5	50
Other assets	(201)	1,043
Accounts payable	(1,304)	1,587
Accounts payable – related parties	(269)	350
Income taxes payable	2,576	(1,231)
Accrued expenses and other current liabilities	2,660	769
Deferred revenue	(578)	7,461
Other noncurrent liabilities	101	80
Net cash provided by operating activities	15,457	27,029
Cash flows from investing activities
Restricted cash	-	3,263
Collateralization of derivative instruments	5,719	(2,240)
Purchase of marketable securities	(19,999)	(56,807)
Proceeds from the sale of marketable securities	35,972	39,557
Sales (purchases) of auction rate securities, net	12,185	(25,600)
Proceeds from the sale of commercial paper	15,424	-
Proceeds from the sale of fixed assets	17	8
Acquisition of a granary	(1,252)	-
Contingent purchase price payment	(282)	(218)
Capital expenditures	(17,177)	(13,177)
Net cash provided by (used in) investing activities	30,607	(55,214)
Cash flows from financing activities
Proceeds from line of credit	-	343
Proceeds from the issuance of stock	-	592
Purchase of warrants	(385)	-
Excess tax benefits associated with stock options	-	22
Net cash provided by (used in) financing activities	(385)	957
Net change in cash and cash equivalents	45,679	(27,228)
Cash and cash equivalents at beginning of period	27,455	54,655
Cash and cash equivalents at end of period	$73,134	$27,427

Cash paid for interest	$5	$1
Cash paid for taxes	$2,922	$8,967

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of FutureFuel and its wholly owned subsidiary, FutureFuel Chemical.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	September 30, 2009	December 31, 2008
At first-in, first-out or average cost (approximates current cost)
Finished goods	$16,175	$15,634
Work in process	1,747	1,800
Raw materials and supplies	18,246	14,833
	36,168	32,267
LIFO reserve	(4,823)	(4,682)
Total inventories	$31,345	$27,585

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of good sold, and amounted to a gain of $1,394 and $1,767 for the three and nine months ended September 30, 2009, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2009		December 31, 2008
	Quantity (Contracts) Long/ (Short)	Fair Market Value	Quantity (Contracts) Long/ (Short)	Fair Market Value
Regulated fixed price future commitments, included in other current assets	(212)	$(901)	-	$-
Regulated options, included in other current assets	(225)	$(944)	(875)	$(3,175)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,107 and $7,826 at September 30, 2009 and December 31, 2008, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable debt securities

As of December 31, 2008, FutureFuel had made investments in certain U.S. treasury bills and notes.  As of December 31, 2008, these marketable debt securities had maturities ranging from January 2009 to March 2009.  FutureFuel anticipated these securities being sold or maturing within one year and therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel designated these securities as being available-for-sale.  Accordingly, these securities were carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At September 30, 2009 no such securities were held.

The fair market value of these marketable debt securities, including accrued interest, totaled $15,999 at December 31, 2008.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of September 30, 2009, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through September 30, 2009.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $2,800 and $14,990 at September 30, 2009 and December 31, 2008, respectively.

At December 31, 2008, FutureFuel had investments in certain commercial paper.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel had designated these securities as being available for sale.  Accordingly, they were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At September 30, 2009 no such investments were held.

The fair value of these investments, including accrued interest, totaled $15,424 at December 31, 2008.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2009	December 31, 2008
Accrued employee liabilities	$3,652	$1,248
Accrued property, use and franchise taxes	813	975
Other	466	48
Total	$4,931	$2,271

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

At September 30, 2009, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Provision for income taxes	$4,044	$3,453	$6,554	$7,539
Effective tax rate	35.4%	39.1%	33.4%	34.3%

The effective tax rates for the three and nine months ended September 30, 2009 and 2008 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at September 30, 2009 and December 31, 2008, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $127 and $96 at September 30, 2009 and December 31, 2008, respectively, for interest or tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$7,384	$5,389	$13,055	$14,462

Weighted average number of common shares outstanding	28,190,300	26,787,609	28,190,300	26,729,416
Effect of warrants	977,076	1,948,721	325,692	649,574
Effect of stock options	23,730	85,656	13,221	40,348
Weighted average diluted number of common shares outstanding	29,191,106	28,821,986	28,529,213	27,419,338

Basic earnings per share	$0.26	$0.20	$0.46	$0.54
Diluted earnings per share	$0.25	$0.19	$0.46	$0.53

Certain warrants to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 as they were anti-dilutive for the period.  The weighted average number of warrants excluded on this basis was 14,211,667.  Additionally, certain options to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the nine months ended September 30, 2009 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 71,667.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2009	$48,007	$4,256	$52,263
September 30, 2008	$49,618	$10,967	$60,585

FutureFuel’s revenues for the nine months ended September 30, 2009 and 2008 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2009	$120,636	$13,195	$133,831
September 30, 2008	$128,283	$25,418	$153,701

For the three months ended September 30, 2009 and 2008, revenues from Mexico accounted for 8% and 9%, respectively, of total revenues.  For the nine months ended September 30, 2009 and 2008, revenues from Mexico accounted for 9% and 10%, respectively, of total revenues.  For the three months ended September 30, 2009 and 2008, revenues from Canada accounted for 0% and 9%, respectively, of total revenues.  For the nine months ended September 30, 2009 and 2008, revenues from Canada accounted for 0% and 6%, respectively, of total revenues.  Other than Mexico and Canada, revenues from a single foreign country during the three months ended September  30, 2009 and 2008 did not exceed 2% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues
Chemicals	$39,029	$41,800	$102,745	$114,496
Biofuels	13,234	18,785	31,086	39,205
Revenues	$52,263	$60,585	$133,831	$153,701

Segment gross margins
Chemicals	$7,929	$8,306	$21,635	$23,742
Biofuels	5,721	2,574	4,243	2,170
Segment gross margins	13,650	10,880	25,878	25,912
Corporate expenses	(2,265)	(2,154)	(6,565)	(6,102)
Income before interest and taxes	11,385	8,726	19,313	19,810
Interest and other income	48	671	325	2,585
Interest and other expense	(5)	(555)	(29)	(394)
Provision for income taxes	(4,044)	(3,453)	(6,554)	(7,539)
Net income	$7,384	$5,389	$13,055	$14,462

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margin for the biofuels segment for the nine months ended September 30, 2008 was favorably impacted by the receipt of $2,000 from the State of Arkansas resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  This funding was attributable to our biodiesel production between January 1, 2007 and June 30, 2008 and was calculated as $0.20 per gallon of biodiesel produced, capped at $2,000.  Gross margin for the biofuels segment for the three and nine months ended September 30, 2009 was favorably impacted by the receipt of $2,000 from the State of Arkansas under the same Arkansas Alternative Fuels Development Program, again calculated as

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

$0.20 per gallon of biodiesel produced, capped at $2,000.  This funding was attributable to our biodiesel production between July 1, 2008 and June 30, 2009.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period funding is received.  The next period for funding under this program opened on July 1, 2009 and closes on June 30, 2010.  FutureFuel intends to apply for maximum funding under this program for biodiesel production during this period.

10)         Fair value measurements

FutureFuel adopted ASC 820-10-50, Fair Value Measurements and Disclosures, Overall, Disclosure, effective January 1, 2008, which defines fair value as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  ASC 820-10-50 also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs that market participants would use in valuing the asset or liability based on market data obtained from sources independent of FutureFuel.  Unobservable inputs are inputs that reflect FutureFuel’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information by level for assets and liabilities that are measured at fair value, as defined by ASC 820-10-50, on a recurring basis.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Derivative instruments	$(1,845)	$(1,845)	$-	$-

11)         Recently issued accounting standards

In June 2009, the FASB issued standards that established the ASC as the source of authoritative GAAP by the FASB for nongovernmental entities. The ASC supersedes all non-SEC accounting and reporting standards that existed at the ASC’s effective date.  The FASB uses Accounting Standards Updates ("ASU") to amend the ASC. These standards are effective for interim and annual periods ending after September 15, 2009.

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

12)         Subsequent events

FutureFuel has evaluated events and transactions subsequent to September 30, 2009 through November 9, 2009, the date the financial statements were filed with the SEC as part of Form 10-Q.  No events require recognition in the consolidated financial statements or disclosures of FutureFuel per the definitions and requirements of ASC 855, Subsequent Events.

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

Results of Operations

In General

FutureFuel Chemical Company’s historical revenues have been generated through the sale of specialty chemicals.  FutureFuel Chemical Company breaks its chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzenesulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation, a major life sciences company; (iii) two product lines (CPOs and DIPB) produced under conversion contracts for Eastman Chemical Company; and (iv) an industrial intermediate manufactured for a customer for use in the antimicrobial industry.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that FutureFuel Chemical Company groups into “other products”.  In late 2005, FutureFuel Chemical Company began producing biodiesel.  Beginning in 2006, revenues and cost of goods sold for biofuels were treated as a separate business segment.

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

CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPB are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  As part of our acquisition of FutureFuel Chemical Company, FutureFuel Chemical Company entered into conversion agreements with Eastman Chemical Company that effectively provide a conversion fee to FutureFuel Chemical Company for CPOs and DIPB based on volume manufactured, with a minimum annual fee for both products.  In addition, the conversion agreements provide for revenue adjustments for the actual price of raw materials purchased by FutureFuel Chemical Company at standard usages.  Eastman Chemical Company provides key raw materials at no cost.  For the key raw materials, usage over standard is owed Eastman Chemical Company; likewise, any improvement over standard is owed to FutureFuel Chemical Company at the actual price Eastman Chemical Company incurred for the key raw material.

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

           Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues: Revenues for the quarter ended September 30, 2009 were $52,263,000 as compared to revenues for the quarter ended September 30, 2008 of $60,585,000, a decrease of 14%.  Revenues from biofuels decreased 30% and accounted for 25% of total revenues in 2009 as compared to 31% in 2008.  Revenues from chemicals decreased 7% and accounted for 75% of total revenues in 2009 as compared to 69% in 2008.  Within the chemicals segment, revenues for the third quarter of 2009 changed as follows as compared to the third quarter of 2008: revenues from the bleach activator decreased 16%; revenues from the proprietary herbicide and intermediates increased 14%; revenues from CPOs decreased 59%; revenues from DIPB increased 13%; and revenues from other products increased 9%.

The decrease in revenue from the bleach activator was attributable to lower price which resulted primarily from decreases in the cost of certain raw materials that are passed along to the customer via the pricing formula, as well as reduced volumes.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 55% of revenues in the quarter ended September 30, 2009 as compared to 51% in the quarter ended September 30, 2008.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, volumes were essentially the same in the third quarter of 2009 as compared to the quarter ended September 30, 2008.

Revenues from CPOs and DIPB together decreased 25% during the third quarter of 2009.  One key end market for CPOs is the automotive industry and demand for this product has been impacted by both economic conditions and an inventory build by our customer at the end of 2008.  Revenues from DIPB were impacted by reduced demand from our customer as well as a scheduled maintenance shutdown for the equipment utilized to manufacture DIPB at our Batesville site.  We anticipate revenues from both products to increase moderately in the fourth quarter of 2009 as compared to the third quarter of 2009.  However, both of these products are negatively impacted by the automotive and housing slow down and, as a result, future market conditions for CPOs and DIPB may be challenging.

Decreased revenues from the biofuels segment stem entirely from reduced price during the third quarter of 2009 as compared to the third quarter of 2008; volume of biofuels sold during the third quarter of 2009 increased 22% over the volume sold during the third quarter of 2008.  We generally price our biodiesel in line with posted ultra low sulfur diesel prices in our region, which declined from 2008 to 2009 with the overall market for petroleum and related products.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the quarter ended September 30, 2009 were $38,613,000 as compared to total cost of goods sold and distribution for the quarter ended September 30, 2008 of $49,705,000, a decrease of 22%.

Cost of goods sold and distribution for the quarter ended September 30, 2009 for FutureFuel Chemical Company’s chemicals segment were $31,100,000 as compared to cost of goods sold and distribution for the quarter ended September 30, 2008 of $33,494,000.  On a percentage basis, the 7% decrease in cost of goods sold and distribution was in line with the 7% decrease in chemicals segment revenues.

Cost of goods sold and distribution for the third quarter of 2009 for FutureFuel Chemical Company’s biofuels segment were $7,513,000 as compared to cost of goods sold and distribution for the third quarter of 2008 of $16,211,000.  On a percentage basis, the 54% decrease in cost of goods sold and distribution was significantly greater than the 30% decrease in biofuels segment revenues.  This decrease is equally attributable to decreased feedstock prices, improved production capabilities which have resulted in lower per gallon variable processing costs, and the receipt of the $2,000,000 award from the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  FutureFuel Chemical Company applied for and, in early July 2009, received maximum funding under the program for biodiesel produced between July 1, 2008 and June 30, 2009.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognized income in the period funding is received.

Operating Expenses:  Operating expenses increased 5% from $2,154,000 for the quarter ended September 30, 2008 to $2,265,000 for the quarter ended September 30, 2009.  There was no material increase or decrease in the various elements of selling, general and administrative expense or research and development expense.

Provision for Income Taxes:  The effective tax rates for the three months ended September 30, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $703,000 at September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues: Revenues for the nine months ended September 30, 2009 were $133,831,000 as compared to revenues for the nine months ended September 30, 2008 of $153,701,000, a decrease of 13%.  Revenues from biofuels decreased 21% and accounted for 23% of total revenues in 2009 as compared to 25% in 2008.  Revenues from chemicals decreased 10% and accounted for 77% of total revenues in 2009 as compared to 75% in 2008.  Within the chemicals segment, revenues for the nine months of 2009 changed as follows as compared to the nine months of 2008: revenues from the bleach activator decreased 15%; revenues from the proprietary herbicide and intermediates increased 8%; revenues from CPOs decreased 80%; revenues from DIPB increased 1%; and revenues from other products increased 5%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 58% of revenues in the nine months ended September 30, 2009 as compared to 55% in the nine months ended September 30, 2008.  The decrease in revenue from the bleach activator during the first nine months of 2009 as compared to the first nine months of 2008 was primarily attributable to lower volumes sold during the first and third quarters of 2009 as compared to the first and third quarters of 2008.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, we believe the moderate increase in revenues for the first nine months of 2009 is a result of our customer benefiting from the general increase in herbicide demand.

Revenues from CPOs and DIPB together decreased 41% during the first nine months of 2009.  The end market for CPOs is the automotive industry and demand for this product has been impacted by both economic conditions and an inventory build by our customer at the end of 2008.  Revenues from DIPB were impacted by reduced demand from our customer as well as a scheduled maintenance shutdown during the second quarter of 2009 for the equipment utilized to manufacture DIPB at our Batesville site.

Decreased revenues from the biofuels segment stem entirely from reduced price during the first nine months of 2009 as compared to the first nine months of 2008; volume of biofuels sold increased 52% from period to period.  In addition to previously noted items, increased volumes for the biofuels segment are attributable, in part, to the addition of several new customers in our region for whom we are the sole source of supply of biodiesel blends ranging from less than 5% biodiesel to as much as 20% biodiesel.  We have also maintained relationships with key customers that continue to purchase significant quantities of biodiesel for delivery to markets outside of Arkansas.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the first nine months of 2009 were $107,953,000 as compared to total cost of goods sold and distribution for the first nine months of 2008 of $127,789,000, a decrease of 16%.

Cost of goods sold and distribution for the first nine months of 2009 for FutureFuel Chemical Company’s chemicals segment were $81,110,000 as compared to cost of goods sold and distribution for the first nine months of 2008 of $90,754,000.  On a percentage basis, the 11% decrease in cost of goods sold and distribution was slightly less than the 13% decrease in chemicals segment revenues.

Cost of goods sold and distribution for the first nine months of 2009 for FutureFuel Chemical Company’s biofuels segment were $26,843,000 as compared to cost of goods sold and distribution for the first nine months of 2008 of $37,035,000.  On a percentage basis, cost of goods sold and distribution decreased 28% versus a decline in revenues of 21%.  This difference is primarily the result of lower feedstock prices and improved production capabilities which have resulted in lower per gallon variable processing costs.  Both the 2008 and 2009 nine month periods include the $2,000,000 award from the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  FutureFuel Chemical Company applied for and, in the first quarter of 2008, received the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  FutureFuel Chemical Company applied for and, in the third quarter of 2009, received maximum funding under the program for biodiesel produced between July 1, 2008 and June 30, 2009.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognized income in the period funding is received.

Operating Expenses:  Operating expenses increased 8% from $6,102,000 for the first nine months of 2008 to $6,565,000 for the first nine months of 2009.  This change is attributable to a $340,000, or 36%, increase in other expense.  This component of selling, general and administrative expense includes legal fees which were higher in the first nine months of 2009 as a result of issues described under Other Matters.  The addition of a granary to our operations also contributed to the increase in other expense.  There was no material increase or decrease in the other components of selling, general and administrative expense or research and development expense.

Provision for Income Taxes:  The effective tax rates for the nine months ended September 30, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $703,000 at September 30, 2009.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for three specialty chemical customers in 2008 and four specialty chemical customers in 2009 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $13,448,000 and $12,701,000 for the three months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the nine months ended September 30, 2009 and 2008 are set forth in the following chart.

(Dollars in thousands)

	September 30, 2009	September 30, 2008
Net cash provided by operating activities	$15,457	$27,029
Net cash provided by (used in) investing activities	$30,607	$(55,214)
Net cash provided by (used in) financing activities	$(385)	$957

Operating Activities:  Cash provided by operating activities decreased from $27,029,000 during the first nine months of 2008 to $15,457,000 during the first nine months of 2009.  Discussion of the significant components of this change follows.  Cash provided by (used in) the change in the fair value of derivative instruments and marketable securities decreased from $1,669,000 in the first nine months of 2008 to $(1,322,000) in 2009.  This decrease is attributable to a reduced position in both option and futures contracts at December 31, 2007 as compared to September 30, 2008, as well as an increased overall position at December 31, 2008 as compared to September 30, 2009.  Cash provided by (used in) the change in accounts payable, including related party balances, decreased from $1,937,000 in the first nine months of 2008 to $(1,573,000) in 2009.  The decline in accounts payable, including related party balances, from December 31, 2008 to September 30, 2009 stemmed from reduced raw material purchases at the end of the third quarter for two of our primary product lines.  The increase in accounts payable, including related party balances, from December 31, 2007 to September 30, 2008 was primary attributable to minimal biodiesel feedstock purchases during December 2007.  Cash generated from (used in) changes in income taxes payable increased from $(1,231,000) in the first nine months of 2008 to $2,576,000 in 2009.  This change in cash generated from (used in) income taxes payable results from the timing of our tax payments in the first nine months of 2008 which were such that we had an income tax receivable at September 30, 2008, whereas through the first nine months of 2009, the timing and amount of our payments was such that we carried an income tax payable balance at September 30, 2009.  Cash provided by (used in) changes in deferred revenue decreased from $7,461,000 in the first nine months of 2008 to $(578,000) in 2009.  FutureFuel Chemical Company signed a contract with a customer to install and modify equipment for the manufacture of a custom chemical on its property.  The cost of construction was funded by the customer and reimbursements were recognized as deferred revenue to be amortized over the expected life of the customer relationship.  Construction was completed in December 2008 and product began shipping to the customer in early 2009.

Investing Activities:  Cash provided by (used in) investing activities increased from $(55,214,000) in the first nine months of 2008 to $30,607,000 in 2009.  This increase is primarily attributable to net cash flows provided by short term investments.  Cash used in the purchase of marketable securities decreased from $56,807,000 in the first nine months of 2008 to $19,999,000 in 2009.  Cash provided by (used in) the purchase of auction rate securities, net, increased from $(25,600,000) in the first nine months of 2008 to $12,185,000 in 2009.  Cash provided by proceeds from the sale of commercial paper increased from $- in the first nine months of 2008 to $15,424,000 in 2009.  The investing activities which spurred these changes are further described below under “Capital Management”.  In addition to cash flows provided by short term investments, the increase in cash provided by investing activities was partially attributable to cash provided by (used in) the collateralization of derivative instruments, which increased from $(2,240,000) in the first nine months of 2008 to $5,719,000 for in 2009.  This increase is a result of a larger position in options and futures contracts at December 31, 2008 as compared to other periods and, hence, a higher amount of collateral required on the associated account.

Financing Activities:  Cash provided by (used in) financing activities decreased from $957 in the first nine months of 2008 to $(385) in 2009.  Cash provided by proceeds from the line of credit and proceeds from the issuance of stock totaled $935 in the first nine months of 2008.  There was no cash provided by these activities in 2009.  Furthermore, cash used in the purchase of warrants increased from $- in 2008 to $385,000 in 2009.

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

As of September 30, 2009 and December 31, 2008, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by FutureFuel Chemical Company as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2009 and December 31, 2008.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2009 or December 31, 2008 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis and/or price for that volume.

Capital Management

As a result of our initial equity offering and the subsequent positive operating results of FutureFuel Chemical Company, we have accumulated excess working capital.  We intend to retain all remaining cash to fund infrastructure and capacity expansion at FutureFuel Chemical Company and to pursue complimentary acquisitions in the oil and gas and chemical industries.  Given the recent and current conditions in capital markets, we intend to take a risk averse approach to managing these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In the third quarter of 2009, these funds were predominantly held in cash or cash equivalents at multiple financial institutions.  We also maintained a small position in auction rate securities.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $2,800,000 at September 30, 2009.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

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

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2009 or 2008.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of September 30, 2009 and December 31, 2008, the fair values of our derivative instruments were a net liability in the amount of $1,845,000 and $3,175,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2009.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.5% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	114,008	LB	10.0%	$2,782	10.7%
Electricity	60	MWH	10.0%	$383	1.5%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2009.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of September 30, 2009 and December 31, 2008, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2009 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information.

On August 19, 2009, we purchased and subsequently extinguished 1,100,000 warrants to acquire one share of our common stock per warrant.  These warrants were not registered with the Securities and Exchange Commission.  The purchase price was $0.35 per warrant and the purchase was from one or multiple non-affiliates.  The number of warrants unexercised as of September 30, 2009 was 20,217,500.

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

Date:  November 9, 2009