Form 10-K
period 2009-12-31
FutureFuel Corp.
filed 2010-03-15
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009 or

⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
Clayton, Missouri  63105
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
Yes  √ No  ⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  √  No  ⁫

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filed” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ⁫	Accelerated filer √
Non-accelerated filer ⁫	Smaller reporting company ⁫
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ⁫ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $74,309,760.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 28,572,570.

PART I

Item 1. Business.

General Development of the Business

The Company

FutureFuel Corp. (including our wholly-owned subsidiary FutureFuel Chemical Company, the “Company” or “we”, “our” or “us”) is a Delaware corporation incorporated on August 12, 2005 under the name “Viceroy Acquisition Corporation”.  We were formed to serve as a vehicle for the acquisition by way of an asset acquisition, merger, capital stock exchange, share purchase or similar transaction of one or more operating businesses in the oil and gas industry.  On July 12, 2006, we completed an offering of 22,500,000 units, each unit consisting of one share of our common stock and one warrant to acquire one share of our common stock.  These units were issued at $8.00 per unit.  On July 21, 2006, we entered into an acquisition agreement with Eastman Chemical Company to acquire its wholly-owned subsidiary, Eastman SE, Inc., a chemical manufacturer which had just launched a biobased products platform.  Our shareholders approved the acquisition of Eastman SE, Inc. on October 27, 2006.  On October 31, 2006, the acquisition of Eastman SE, Inc. was consummated (effective after the close of business on that day) and Eastman SE, Inc. became our wholly-owned subsidiary.  In connection with such closing, we changed our name to FutureFuel Corp. and Eastman SE, Inc. changed its name to FutureFuel Chemical Company.

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board (“OTCBB”).  The OTCBB is an electronic trading service offered by the National Association of Security Dealers (“NASD”) that shows real-time quotes, last sale prices and volume information for over-the-counter equity securities.  Since our warrants must be in certificated form for the reasons set forth below in Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities -- Market Information, our warrants do not qualify for quotation on the OTCBB.  As such, our warrants are not listed or quoted on any established exchange.

We declared a special cash dividend on March 12, 2010 of $0.20 per share of our common stock, with a record date of March 23, 2010 and payable on April 9, 2010.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 464 non-union full-time employees.  FutureFuel Chemical Company manufacturers diversified chemical products and biobased products comprised of biofuels and biobased specialty chemical products.

In May 2009, we completed a project to increase production capacity at our Batesville facility to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We are currently making process changes that will allow us to use high free fatty acid/low cost feedstock.  This should allow us to produce a fungible product that can be handled in pipelines as well as truck and rail transportation.  However, no assurances can be given that we will be successful.  Further, the federal blenders tax credit of $1.00 per gallon expired on December 31, 2009.  No assurances can be given that this tax credit will be renewed or, if renewed, that such renewal will be retroactive.  The non-renewal of the federal blenders tax credit will have a material adverse effect upon our biodiesel business.  See “Risk Factors” below.

In the chemicals segment, the demand for our core existing product lines remained in line with expectations.  We also completed plant modifications and additions to enable the processing of several new product lines.  We continue to focus on building and maintaining our reputation as a technology-driven competitive chemical producer.  We have retained a strong emphasis on cost control and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities that exist as a result of conditions in the worldwide chemical industry.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2009, December 31, 2008, and December 31, 2007.  The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2009, 2008 and 2007; (ii) our consolidated net income for the years ended December 31, 2009, 2008 and 2007; and (iii) our total assets at December 31, 2009, 2008, and 2007.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2009	$196,711	$16,992	$246,007
Year ended December 31, 2008	$198,330	$22,675	$238,126
Year ended December 31, 2007	$169,788	$8,408	$216,113

We have two business reporting “segments” as defined by U.S. generally accepted accounting principles: chemicals and biofuels.  We are not able to allocate net income and total assets between theses two business segments.  However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following chart.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2009	$143,759	$52,952	$196,711	$33,007	$1,430	$34,437
Year ended December 31, 2008	$155,553	$42,777	$198,330	$32,738	$7,679	$40,417
Year ended December 31, 2007	$144,474	$25,314	$169,788	$27,107	$(9,874)	$17,233

See note 19 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to gross margins to arrive at net income.

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

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 464 non-union full-time employees.  Land and support infrastructure are available to support expansion and business growth.  In March 2009, we acquired a granary in Marianna, Arkansas.

For the year ended December 31, 2009, approximately 69% of site revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 4% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 27% from biofuels.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  The plant’s custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide for a major life sciences company and chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company.  The performance chemicals product portfolio includes polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

We are committed to growing the specialty chemical business and biofuels business, and FutureFuel Chemical Company’s biofuels platform has become a core segment of our business.  We intend to: (i) increase production capacity of biodiesel as set forth above, and will make future capacity expansions when market conditions support such an increase; and (ii) pursue commercialization of other products, including building block chemicals.  In pursuing this strategy, we will continue to establish a name identity in the biofuels business, leverage our technical capabilities and quality certifications, secure local and regional markets and expand marketing efforts to fleets and regional/national customers.  Concurrent efforts will also seek to enhance margins via: (i) volume increases; (ii) conversion cost reductions by transition to continuous processing and economies of scale; (iii) expansion of feedstock options; (iv) legislative incentives; and (v) value-enhancing applications for glycerin co-product (from the biodiesel manufacturing process).  These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

Our biofuels segment was established in early 2005 as an initiative of the site management team to leverage technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities in addition to the legacy specialty chemicals business.  The biofuels segment had revenue of $52,952,000 for the year ended December 31, 2009, $42,777,000 for the year ended December 31, 2008, and $25,314,000 for the year ended December 31, 2007.

Biofuel Products

Our biofuels business segment currently targets biodiesel.  In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added.  Our biofuels segment also includes the operation of a granary in central Arkansas that we acquired in March 2009.  The infrastructure and location of the granary provide an advantaged position related to several expansion projects we are evaluating within our biofuels segment.  We can provide no assurance that any of these expansion projects will come to fruition.  Until such time as we elect to pursue one or more of these expansion projects, we intend to continue purchasing grain from farmers in central Arkansas and reselling that grain to buyers at major agricultural centers for export out of our region.

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

As a result of the benefits that are expected from the widespread use of biodiesel, federal and state laws (including tax laws), and governmental policy favor and in some jurisdictions require the increasing use of biodiesel instead of petrodiesel.  For example, the Energy Independence and Security Act of 2007 requires U.S. petroleum refiners and importers to blend 1.5 billion gallons of biodiesel into petrodiesel in 2010, with increased percentages of renewable fuel blending required in future years.  See “Legislative Incentives” below.

Biodiesel commercialization was achieved at our Batesville plant in October 2005.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize the broadest possible range of feedstock oils, including soy oil, cottonseed oil, palm oil, pork lard, poultry fat and beef tallow.  The Batesville plant produces B100.  B20 (20% biodiesel; 80% petrodiesel) is currently used in the facility’s diesel fleet and is available for retail sale at the site.  In the second quarter of 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10 and B20 grades) and petrodiesel at our leased storage facility in Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

The Biodiesel Production Process

Biodiesel can be made from renewable sources such as:

•	crude and refined virgin vegetable oils;

•	crude and refined animal fats; and

•	used cooking oils and trap grease.

The choice of feedstock is determined primarily by the price and availability of each feedstock variety, yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility.  In the United States, the majority of biodiesel historically has been made from domestically produced soybean oil.  However, our plant has been designed to process a wide variety of feedstocks to take advantage of fluctuating prices and availability of the various feedstocks.

The biodiesel manufacturing process has three distinct steps: the chemical reaction step, the separation step and the polishing step as shown in the following table.

Table 1

Chemical Reaction.  In the chemical reaction step, a mix of biodiesel, glycerin and soap is created from the selected feedstock, methanol and a catalyst.  The collection of equipment that performs this chemical reaction step in producing biodiesel is referred to as the “reactors.”  Depending upon the type of reactor used, the mix of biodiesel, glycerin and soap produced requires differing degrees of further processing to separate the methyl esters comprising the biodiesel from the glycerin and soap, to clean or “polish” both the biodiesel and glycerin and to recover excess methanol from both the biodiesel and glycerin.  Generally, the more efficient the reactor, the less downstream processing that is required.  If the feedstock used is high in free fatty acids, a preliminary processing step may be required.  Transesterification is the process of exchanging the alkoxy group of an ester compound by another alcohol.

Separation.  The methyl esters are separated from the glycerin and soap produced during the chemical reaction step.

Polishing.  The methyl esters are purified to remove residual catalysts and other impurities.  Any excess water and methanol is also removed and may be recycled into earlier steps in the production process train.

Legislative Incentives

Agencies of the United States government, including the Department of Energy, the Environmental Protection Agency, the Internal Revenue Service and the Department of Agriculture, and many states offer biodiesel incentives or have mandates for the use of biodiesel, or both.  There are other governmental incentives that do not directly reduce the net cost of producing or blending biodiesel but that drive the demand for biodiesel.  For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the Environmental Protection Agency will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.  The principal federal incentives that we believe will have the greatest positive effect on our business are discussed below.

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

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blended B20 made from soy, canola and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit.  The tax incentive generally was taken by petroleum distributors and was substantially passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and subsequently extended to December 31, 2009 through the Emergency Economic Stabilization Act of 2008.  This Act also revised the credit for recycled oils from a half credit to a full credit as described below.  The tax credit expired on December 31, 2009 and was not renewed.  If this tax credit is not renewed, its expiration may have a material adverse effect on our biodiesel business.  See “Risk Factors” below.

Congress enacted the Energy Policy Act of 2005 in August 2005 and included a number of provisions intended to spur the production and use of biodiesel.  In particular, the Act’s provisions include biodiesel as part of the minimum volume of renewable fuels (the renewable fuels standard or “RFS”), in the nationwide gasoline and diesel pool, with the Environmental Protection Agency being directed to determine the share to be allocated to biodiesel and other details through its rulemaking process.  The Act also extended the biodiesel tax credit to 2008 and included a new tax credit for renewable diesel.  More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool.  The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.  The Act requires the Environmental Protection Agency, beginning in 2006, to publish by November 30th of each year, “renewable fuel obligations” that will be applicable to refineries, blenders and importers in the contiguous 48 states.  There must be no geographic restrictions on where renewable fuel may be used or per-gallon obligations for the use of renewable fuel.  The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refineries, blenders and importers.  The renewable fuel obligations are to be based on estimates that the Energy Information Association provides to the Environmental Protection Agency on the volumes of gasoline it expects will be sold or introduced into commerce.  The Environmental Protection Agency released the final rules to implement the RFS on April 10, 2007.  Under those rules, the RFS compliance period did not begin until September 1, 2007.  The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010.

The Energy Policy Act of 2005 also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.  Our 2009 biodiesel production capacity did not exceed 60 million gallons and thus we qualified for this credit.  We expect that our 2010 biodiesel production capacity will not exceed 60 million gallons and that we will qualify for this credit in 2010.

On December 19, 2007, the Energy Independence and Security Act of 2007 (“Energy Bill of 2007”) was enacted which, among other things, expanded the RFS.  In contrast to the Energy Policy Act of 2005, this bill provided an

RFS carve-out applicable specifically to biodiesel; the RFS requirement of the Energy Policy Act of 2005 had mostly been filled by ethanol.  Beginning January 1, 2009, the Energy Bill of 2007 mandates that 500 million gallons of biomass-based diesel (biodiesel) be used per year.  On November 21, 2008, the USEPA announced that the 2009 RFS for refiners, importers, and blenders was 10.21%.  The 2008 RFS was 7.76%.  The 2009 RFS represents 11.1 billion gallons of renewable fuel and includes 500 million gallons of biodiesel and renewable diesel.  The mandate under the Energy Bill of 2007 increases each year and reaches 1 billion gallons per year in 2012.  Beyond 2012, the mandate is to be determined by the Environmental Protection Agency administrator in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.

The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.  As noted above, prior legislation limited the tax credit for biodiesel manufactured from non-virgin feedstocks to $0.50 per gallon.  Also as noted above, this credit terminated on December 31, 2009 and was not renewed.

The federal government offers other programs as summarized in the table below.

Federal Agency that Administers/ Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
IRS	income tax credit	infrastructure providers	Alternative Fuel Infrastructure Credit
Provides a tax credit in an amount equal to 50% of the cost of any qualified non-residential alternatively fueled vehicle refueling property placed into service in the United States up to $50,000 in 2009 and 2010, subject to certain limits.

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

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas provides an income tax credit of 5% of the cost of the facilities and equipment used directly in the wholesale or retail distribution of biodiesel where the equipment has not been claimed in a previous tax year.  In addition, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provides for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  The $0.20 per gallon Arkansas producer credit is capped at 10 million gallons of production, or $2 million, per defined time intervals.  The first interval was January 1, 2007 through June 30, 2008.  We submitted an application for the $0.20 per gallon biodiesel producer credit for production during this 18-month interval and received the $2 million credit in March 2008.  The next funding interval was July 1, 2008 to June 30, 2009.  We applied for funding under this program for biodiesel produced during this interval and received the $2 million credit in July 2009.  The current funding interval is July 1, 2009 through June 30, 2010.  We intend to apply for the credit in future years when and as such credit is available.  However, due to the characteristics of the Arkansas Alternative Fuels Development Program and the State funding supporting this program, there is no certainty that credits will be funded even if the program is technically still in place.

Our review of state statutes reveals that approximately 46 states provide either user or producer incentives for biodiesel, several states provide both types of incentives and approximately 37 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants and other financial incentives.  As we expand our business outside of Arkansas, we will evaluate these additional state incentives to determine if we qualify for them.

We will continue to identify and pursue other incentives to support our business.  However, no assurances can be given that we will qualify for any such incentives or, if we do qualify, what the amount of such incentives will be.

BQ-9000 Status

The BQ-9000 program was launched in late 2005 by the National Biodiesel Board through the National Biodiesel Accreditation Commission, which has full autonomy and design implementation over BQ-9000 certification.  The program requires certified and accredited companies to possess a quality manual and quality control system and employ best practices in biodiesel sampling, testing, blending, shipping, storage and distribution.  The goal of the program is to help assure quality of biodiesel from plant gate to consumer tank.  We achieved the fourth BQ-9000 certification in the nation (as of December 31, 2009, 36 biodiesel producers had achieved this quality standard - see http://www.bq-9000.org/companies/producers.aspx).  Consistent with BQ-9000, all manufactured product is tested in on-site quality control laboratories and confirmed to meet the ASTM D6751 standard.

Future Strategy

In 2009, we commercialized two biobased solvents: FutureSol FAME and FutureSol Glysol, which we intend to market.  In addition, we intend to expand our biodiesel capacity utilizing available facilities as market conditions dictate.  All future capacity will be operated primarily in continuous processing mode to realize operating economies and optimum throughput.  Existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.  However, our continued production of biodiesel will be severely limited, or eliminated entirely, in the event the United States Congress does not renew the $1.00 per gallon blenders tax credit.  See “Risk Factors”.

Customers and Markets

We currently market our biodiesel products by truck and rail directly to customers in the United States.  Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States for transportation and home heating fuel usage.  For the twelve months ended December 31, 2009, 18 of our customers represented 80% of biofuels revenues (22% of total revenues) and 32 customers represented 20% of biofuels revenues (5% of total revenues).  Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

Competition

As of June 22, 2009, there was a reported 2.69 billion gallons per year of biodiesel production capacity in the United States, although only approximately 450-490 million gallons of biodiesel were actually produced in 2009.  We produced 20 million gallons or an estimated 4% of such 2009 production.  We compete with other producers of biodiesel, both locally, regionally and nationally.  There are five biodiesel plants in the state of Arkansas (two of them are under construction), but only our plant is currently operating.  There are several operating facilities in surrounding states and announced biodiesel production facilities in Arkansas and surrounding states.  We estimate that regional competitive producers had approximately 95 million gallons of capacity at the end of 2009.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel.  For example, Biotech company LS9 Inc. has announced that it is producing renewable diesel fuel from E. coli excrement.  See
http://www.cnn.com/2008/TECH/science/08/12/bug.diesel/index.html.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the production of fungible fuels (diesel and gasoline) by hydro-processing of vegetable oils and cellulose.  See
http://www.alternatefuelsworld.com/greendiesel-greengasoline.html.  We cannot give any assurances that renewable diesel fuel (or some other product) produced by these competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base which includes pork, chicken and beef rendering facilities from both national and regional suppliers.  Soybean oil has been sourced from several national and regional producers.  Cottonseed oil has been sourced from a regional cooperative.  All feedstocks are currently supplied by either rail or truck.  We believe that an adequate supply of feedstocks can be sourced to support anticipated production.

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

Cyclicality and Seasonality

The following charts depict our monthly sales of biodiesel (in gallons) for 2008 and 2009.

Our sales of biodiesel have been limited in winter months.  Non-seasonal business (primarily on-road transportation) has not been sufficient regionally to generate biodiesel sales at blends greater than B5 in winter months at the end of farming activity.  Also, cold weather usage and storage properties which reduce biodiesel demand during winter months require resolution in order to fully exploit year-round demand opportunities.  Our distilled biodiesel available in mid-March 2010 should mitigate the cold weather property concern and provide more robust winter time sales.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).  The chemicals segment had revenue of $143,759,000, $155,553,000, and $144,474,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.  In addition, we have recently been successful in our strategy to grow our performance chemical business through new product development.  New products include a family of acetal based solvents, including dimethoxymethane, dibutoxymethane and glycerol formal, and phenol sulfonic acid, which build on our revenue stream from our sulfonations technology.  Revenue from products less than one year old in the performance chemicals business increased from approximately 1% of total performance chemicals revenue in 2008 to 14% in 2009.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on cost control, operational efficiency and capacity utilization to maximize earnings.  The ability to utilize large scale batch and continuous production processes and a continuous focus on process improvements allow us to compete effectively in the custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors.  We intend to improve margins in this area of the our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities.

We expect to derive significant growth in performance chemicals as a result of the application of new technologies to the conversion of biomass and waste carbon sources in order to produce a range of specialty chemical products.  If we are successful in developing these products, they would represent a first generation of renewable chemicals that we believe would displace materials currently produced from fossil fuels.  However, no assurances can be made that we will successfully develop such products or, if developed, that they will be accepted commercially.

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, photographic imaging, coatings, nutrition and polymer additives.  These products are generally non-cyclical; however, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy.  In many cases, we may be unable to increase or maintain our level of sales revenue for these products.

All sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multi-year supply agreement that was effective April 1, 2008.  Sales of the bleach activator totaled $73,466,000, $83,995,000, and $82,500,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  Additionally, all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation pursuant to contracts which continue year-to-year unless terminated by notice given no later than 270 days prior to the end of the current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Sales of this herbicide and its intermediates totaled $31,587,000, $34,156,000, and $25,177,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  These two customers represented approximately 53%, 60%, and 63% of our revenues in 2009, 2008, and 2007, respectively.

Competition

Historically, there have been significant barriers to entry for competitors with respect to chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from India and China.  We compete with these and other producers primarily based on price, customer service, technology, quality and reliability.  Our major competitors in this segment include large multi-national companies with specialty chemical business units, and smaller independent producers.  The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that we should be well positioned for growth due to the combination of our scale of operations, technical capabilities, and financial resources.

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

Cyclicality and Seasonality

Our chemical products typically are not cyclical but they are sensitive to global economic conditions.  Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle.  Despite some sensitivity to global economic conditions, many of the products in the chemical segment provide a stable foundation of earnings.

Backlog

The majority of our revenues are derived under custom manufacturing agreements with specific customers.  These customers generally provide us with forecasts of demand on a monthly or quarterly basis.  These forecasts are intended to enable us to optimize the efficiency of our production processes and generally are not firm sales orders.  As such, we do not monitor or report backlog.

Management Team and Workforce

Our executive management team at the Batesville plant consists of four individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational and business responsibilities.  Three of the four members of the executive team have international experience, including assignments in Europe and Asia.  The operational and commercial management group at the Batesville site includes five additional degreed professionals with an average experience of over 20 years in the chemical industry.

The Batesville workforce comprises approximately 464 additional full-time employees, with a total of 75 degreed professionals, including 19 chemists (10 PhDs) and 41 engineers (including 10 licensed professional engineers and 20 chemical engineers).  The site is non-unionized.  Operations personnel are highly skilled as all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged less than 4% annually since 2006.

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents and copyrights.  As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technology from third parties that complements our strategic business objectives.  Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

Research and Development

We devote significant resources to our research and development programs which are primarily targeted towards two objectives:

•	innovating, developing and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products; and

•	developing and improving processes for custom manufacturing products or performance chemicals.

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials and process engineering capabilities for batch and continuous processing of both solid and liquid materials.  We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products.

Research and development expense incurred by us for the years ended December 31, 2009, 2008, and 2007 were $4,165,000, $3,951,000, and $3,434,000, respectively.  Substantially all of such research and development expense related to the development of new products, services and processes or the improvement of existing products, services and processes.

Regulatory and Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies.  Biofuel and chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

•	require acquisition of permits regarding discharges into the air and discharge of waste waters;

•	place restrictions on the handling and disposal of hazardous and other wastes; and

•	require capital expenditures to implement pollution control equipment.

Compliance with such laws and regulations can be costly and noncompliance can result in substantial civil and even criminal penalties.  Some environmental laws impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault.  Moreover, public interest in the protection of the environment has increased substantially in recent years.  Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the biofuels and/or chemical manufacturing industry in general.  The following provides a general discussion of some of the significant environmental laws and regulations that impact our activities.

The federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of hazardous substances found at the site.  Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources.  Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage and disposal of hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage or disposal facility.  Many of the wastes generated in our manufacturing facility are governed by RCRA.

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

The federal Water Pollution Control Act (“Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters.  These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future.  Permits must be obtained to discharge pollutants into state and federal waters.  The Clean Water Act provides for civil, criminal and administrative penalties for discharges of oil and other pollutants, and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

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

Our policy is to operate our plant and facilities in a manner that protects the environment and the health and safety of our employees and the public.  We intend to continue to make expenditures for environmental protection and improvements in a timely manner consistent with our policies and with the technology available.  In some cases, applicable environmental regulations such as those adopted under the Clean Air Act and RCRA, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by us.

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

In addition to our general environmental policies and policies for asset retirement obligations and environmental reserves, we accrue environmental costs when it is probable that we have incurred a liability and the amount can be reasonably estimated.  In some instances, the amount cannot be reasonably estimated due to insufficient data, particularly in the nature and timing of the future performance.  In these cases, the liability is monitored until such time that sufficient data exists.  With respect to a contaminated site, the amount accrued reflects our assumptions about remedial requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.

Our cash expenditures related to environmental protection and improvement were approximately $9,923,000, $11,507,000, and $13,500,000 for the years ended December 31, 2009, 2008, and 2007, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  We do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities.

We believe that we have obtained in all material respects the necessary permits and licenses to carry on our operations as presently conducted.  We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material regulatory and/or environmental issues which adversely impact us.  In addition, under our acquisition agreement with Eastman Chemical Company, Eastman Chemical Company acquired environmental insurance with respect to environmental conditions at the Batesville plant existing as of the closing date and Eastman Chemical Company has agreed, subject to certain limitations, to indemnify FutureFuel Chemical Company with respect to such environmental conditions.

Objectives

Our business objectives are to: (i) exploit growth opportunities in our two core business segments, biofuels and chemicals; and (ii) improve gross margins.

Exploit Growth Opportunities in Core Business Segments

We believe that we can become a market leader in biofuels by leveraging our specialty chemicals technical expertise and by fully utilizing idle site assets and infrastructure headspace, with emphasis on:

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

We estimate that we produced 4% of all biodiesel produced in the United States during 2009.

We believe that we are one of the largest independent custom chemical manufacturers in North America and that we will continue to grow this business based upon:

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

We intend to grow our multi-customer chemicals portfolio by developing technologies that allow us to make use of renewable feedstock in order to produce a wide range of specialty chemical products that replace or compete with chemicals produced from fossil fuels, petroleum, and/or coal.

Improve Gross Margins

We will continue to work to maximize the value of our core businesses by improving gross margins through:

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

Financial Information about Geographic Areas

Most of our sales are FOB the Batesville plant, although some FOB points are in other states or at foreign ports.  While many of our chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from us to the customer.  Rarely are we the exporter of record, never are we the importer of record into foreign countries and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers.  We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States.  Our revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) were as set forth in the following table.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2009	$179,505	$17,206	$196,711
Year ended December 31, 2008	$164,963	$33,367	$198,330
Year ended December 31, 2007	$141,233	$28,555	$169,788

For the years ended December 31, 2009, 2008, and 2007, revenues from Mexico accounted for 8%, 11%, and 11%, respectively, of total revenues.  Beginning in the third quarter of 2007 and ending in 2008, FutureFuel Chemical Company sold significant quantities of biodiesel to companies from Canada, during which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 0%, 5%, and 5% of total revenues for each of the years ended December 31, 2009, 2008, and 2007, respectively.  Other than Mexico and Canada, revenues from a single foreign country during 2009, 2008, and 2007 did not exceed 1% of our total revenues.

All of our long-lived assets are located in the United States.

See “Item 1A. Risk Factors” below for a discussion of risks attendant to our foreign operations.

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

Risks Associated With Our Business Activities

The federal excise tax credit for biodiesel expired on December 31, 2009 and Congress has not enacted legislation to extend this credit.  If the credit is not renewed, our cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel), subsequently amended and increased to one cent.  For example, blenders that blended B20 made from soy, canola and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit.  The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2009.

Congress did not enact any legislation to extend this tax credit beyond December 31, 2009 and it expired at that time.  In December 2009, the United States House of Representatives passed a bill extending this credit to December 31, 2010.  On March 10, 2010, the United States Senate passed a similar bill as part of the American Workers, State and Business Relief Act, H.R. 4213.  In addition to extending the credit to December 31, 2010, both bills retroactively apply the credit to the beginning of 2010.  The House and Senate bills must now be reconciled before being sent to the President for his signature.  The exact timeframe for reconciling the two bills has not been set.  If the tax credit is not renewed, our biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we will realize a negative gross margin on biodiesel.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

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

These conditions have also resulted in a substantial tightening of the credit markets, including lending by financial institutions and other sources of credit and liquidity.  This tightening of the credit markets has increased the cost of capital and reduced the availability of credit.  Based on our latest discussions, we believe that our sources of credit and liquidity are able to fulfill their commitments to us as of our filing date.  We cannot predict, however, how long the current economic and capital and credit market conditions will continue, whether they will deteriorate and which aspects of our products or business could be adversely affected.  However, if current levels of economic and capital and credit market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse impact, which may be material, on our business, the cost of and access to capital and credit markets, and our results of operations.  In addition, we monitor the financial condition of our customers on a regular basis based on public information or data provided directly to us.  If the financial condition of one of our major customers was negatively impacted by market conditions or liquidity, we could be adversely impacted in terms of accounts receivable and/or inventory specifically attributable to them.

The industries in which we compete are highly competitive.

The biodiesel industry, as well as the chemical business, are highly competitive.  There is competition within these industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual consumers.  We will compete with other firms in the sale or purchase of various goods or services in many national and international markets.  We will compete with large national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition than we do.  In addition, we will compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing.  Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements.  As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.  Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful.  A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.  No assurances can be given that we will be able to successfully manage such expenses.

Our competitive position in the markets in which we participate is, in part, subject to external factors in addition to those that we can impact.  Natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact our competitive position and our ability to maintain market share.

Increases in the construction of biodiesel production plants may cause excess biodiesel production capacity in the market.  Excess capacity may adversely affect the price at which we are able to sell the biodiesel that we produce and may also adversely affect our anticipated results of operation and financial condition.

In 2008 and 2009, approximately 700 million gallons and 450-490 million gallons, respectively, of biodiesel were produced in the United States.  As of June 22, 2009, there were a reported 2.69 billion gallons per year of biodiesel production capacity in the United States operated by 173 companies.  Twenty-nine companies had announced expansions totaling an addition 428 million gallons of production when completed within the next 12-18 months.  See http://www.biodiesel.org/pdf_files/fuelfactsheets/Production_Capacity.pdf.  With such biodiesel production capacity in the United States, compared to historical production levels, there is a risk that there will be a significant amount of excess biodiesel produced in the U.S., which may adversely affect the price at which we are able to sell the biodiesel that we produce and thereby adversely affect our anticipated results of operation and financial condition.

The U.S. biodiesel manufacturing base is contracting.  This contraction may adversely affect our ability to sell biodiesel.

The excess biodiesel production in the U.S. as described above has been ameliorated somewhat in 2009 in that at least two-thirds of 177 plants are idled while others have reduced production, which has resulted in approximately 450-490 million gallons of biodiesel actually produced in the United States in 2009 as compared to actual production capacity.  Further industry consolidation is expected.  While such industry consolidation addresses the issue of excess production, it could affect the willingness of potential customers to purchase biodiesel if they perceive that the biodiesel market is not a stable long-term supply of product, which could adversely affect our financial condition and results of operation.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  The existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  Although we are not a target of such complaints and do not import biodiesel into the European community, the existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.  Such a reduction in demand could reduce the amount of biodiesel that we sell, which could have an adverse effect on our financial condition.

Fluctuations in commodity prices may cause a reduction in the demand or profitability of the products or services we produce.

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

These factors and the volatility of the commodity markets make it extremely difficult to predict future alternative fuel price movements with any certainty.  There may be a decrease in the demand for our products or services and our profitability could be adversely affected.

We are reliant on certain strategic raw materials for our operations.

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, soybean oil and methanol) for our operations.  We have implemented certain risk management tools, such as multiple suppliers and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs.  There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.  In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements.  However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities.  In addition, as we increase our biodiesel capacity, we will require larger supplies of raw materials which have not yet been secured and may not be available for the foregoing reasons, or may be available only at prices higher than current levels.  Our operations or products may, at times, be adversely affected by these factors.

We are reliant upon two customers for a substantial amount of our sales.

All sales of the bleach activator are made to The Procter & Gamble Company and all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  These two customers represented approximately 53% of our revenues for the year ended December 31, 2009.  The contract with The Procter & Gamble Company is a multi-year contract and no assurances can be given that such contract will be extended or, if extended, upon what terms.  The contracts with Arysta LifeScience North America Corporation contain certain termination provisions and no assurances can be given that these contracts will not be terminated.  The loss of these two companies as customers would have a material adverse effect on us.

Changes in technology may render our products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology.  Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput.  These changes may render obsolete certain existing products, energy sources, services and technologies currently used by us.  We cannot assure you that the technologies used by or relied upon by us will not be subject to such obsolescence.  While we may attempt to adapt and apply the services provided by us to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.

The biofuel and chemical industries are subject to extensive federal, state, local and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development.  Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination.  Compliance with these laws, regulations and obligations could require substantial capital expenditures.  Failure to comply could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities.  These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business segments in general and on our results of operations, competitive position or financial condition.  We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect our operations in any area.

Under certain environmental laws and regulations, we could be held strictly liable for the removal or remediation of previously released materials or property contamination regardless of whether we were responsible for the release or contamination, or if current or prior operations were conducted consistent with accepted standards of practice.  Such liabilities can be significant and, if imposed, could have a material adverse effect on our financial condition or results of operations.

Our biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from tax credits and government subsidies.  If any of the state or federal laws and regulations relating to the tax credits and government subsidies change, the ability to recover capital expenditures from our alternative fuels business could be harmed.  Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel.  For instance, biodiesel products benefit from being the only alternative fuel certified by the U.S. Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air Act.  If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

Market conditions or transportation impediments may hinder access to raw goods and distribution markets.

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets.  The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities.  The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets since the Batesville, Arkansas regional market is not expected to absorb all of our contemplated production.  Currently, common carrier pipelines are not transporting biodiesel.  This leaves trucks, barges, and rail cars as the means of distribution of our product from the plant to these storage terminals for further distribution.  However, the current availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers.  Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months.  If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets and consequently our cash flow from sales of biodiesel could be restricted.

The biodiesel industry also faces several challenges to wide biodiesel acceptance, including cold temperature limitations, storage stability, fuel quality standards, and exhaust emissions.  If the industry does not satisfy consumers that these issues have been resolved or are being resolved, biodiesel may not gain widespread acceptance which may have an adverse impact on our cash flow from sales of biodiesel.

Our insurance may not protect us against our business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business.  For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage.  As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all.  Although we will maintain insurance at levels we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks which cannot be sourced on economic terms.  In addition, pollution and environmental risks generally are not fully insurable.  Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

If a significant accident or other event resulting in damage to our operations (including severe weather, terrorist acts, war, civil disturbances, pollution, or environmental damage) occurs and is not fully covered by insurance or a recoverable indemnity from a customer, it could adversely affect our financial condition and results of operations.

We depend on key personnel, the loss of any of whom could materially adversely affect our future operations.

Our success will depend to a significant extent upon the efforts and abilities of our executive officers.  The loss of the services of one or more of these key employees could have a material adverse effect on us.  Our business will also be dependent upon our ability to attract and retain qualified personnel.  Acquiring or retaining these personnel could prove more difficult to hire or cost substantially more than estimated.  This could cause us to incur greater costs, or prevent us from pursuing our expansion strategy as quickly as we would otherwise wish to do.

If we are unable to effectively manage the commodity price risk of our raw materials or finished goods, we may have unexpected losses.

We hedge our raw materials and/or finished products for our biofuels segment to some degree to manage the commodity price risk of such items.  This requires the purchase or sale of commodity futures contracts and/or options on those contracts or similar financial instruments.  We may be forced to make cash deposits available to counterparties as they mark-to-market these financial hedges.  This funding requirement may limit the level of commodity price risk management that we are prudently able to complete.  If we do not or are not capable of managing the commodity price risk of our raw materials and/or finished products for our biofuels segment, we may incur losses as a result of price fluctuations with respect to these raw materials and/or finished products.

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

If we are unable to acquire or renew permits and approvals required for our operations, we may be forced to suspend or cease operations altogether.

The operation of our manufacturing plant requires numerous permits and approvals from governmental agencies.  We may not be able to obtain all necessary permits (or modifications thereto) and approvals and, as a result, our operations may be adversely affected.  In addition, obtaining all necessary renewal permits (or modifications to existing permits) and approvals for future expansions may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

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

Our indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

We have entered into a $50 million revolving credit facility with a commercial bank.  The restrictions governing this indebtedness (such as total debt to EBITDA limitations) may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities.  If we are unable to meet our future debt service obligations and other financial obligations, we could be forced to restructure or refinance such indebtedness and other financial transactions, seek additional equity or sell assets.

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms.

We expect to make capital expenditures for the expansion of our biofuels and chemicals production capacity and complementary infrastructure.  We intend to finance these capital expenditures primarily through cash flow from our operations, borrowings under our credit facility, and existing cash.  However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing sooner than anticipated.  A decrease in expected revenues or adverse change in market conditions could make obtaining this financing economically unattractive or impossible.  As a result, we may lack the capital necessary to complete the projected expansions or capitalize on other business opportunities.

We may be unable to successfully integrate future acquisitions with our operations or realize all of the anticipated benefits of such acquisitions.

Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations, and cash flows.  The difficulties of combining acquired operations include, among other things:

•	operating a significantly larger combined organization;

•	consolidating corporate technological and administrative functions;

•	integrating internal controls and other corporate governance matters; and

•	diverting management’s attention from other business concerns.

In addition, we may not realize all of the anticipated benefits from future acquisitions, such as increased earnings, cost savings, and revenue enhancements, for various reasons, including difficulties integrating operations and personnel, higher and unexpected acquisition and operating costs, unknown liabilities, and fluctuations in markets.  If benefits from future acquisitions do not meet the expectations of financial or industry analysts, the market price of our shares of common stock may decline.

Risks Associated With Owning Our Shares and Warrants

The exercise of our warrants are subject to transfer and exercise requirements under the Securities Act.  In addition, our warrants are represented by definitive certificates, which could reduce the liquidity of our warrants.

The exercise of the warrants for shares of our common stock are subject to certain conditions designed to ensure compliance with U.S. securities laws.  More specifically, we are not obligated to deliver securities upon the exercise of a warrant unless we receive a written certification that the exercising warrant holder is neither within the U.S. nor a U.S. person and that the warrant is not being exercised on behalf of a U.S. person (as such term is defined in Regulation S of The United States Securities Act of 1933, as amended (the “Securities Act”).  In the case of a holder who cannot make the foregoing representation, we may require that the holder provide to us a written opinion of counsel to the effect that the warrants and the shares of our common stock to be delivered upon the exercise of such warrants have been registered under the Securities Act or are exempt from registration thereunder and such securities are qualified for sale or are exempt from qualification under applicable securities laws of the state or other jurisdiction in which the registered holder resides.  (We have not, however, required this opinion in each instance in which a warrant was exercised.)  As a result, our warrants are represented by definitive certificates which contain the following legend.

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

The holder of this security agrees for the benefit of the Company that (a) this security may be offered, resold, pledged or otherwise transferred, only (i) in the United States to a person whom the seller reasonably believes is a qualified institutional buyer (as defined in Rule 144A under the Securities Act) in a transaction meeting the requirements of Rule 144A, (ii) outside of the United\States in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, (iii) pursuant to an exemption from registration under the Securities Act provided by Rule 144 thereunder (if available) or (iv) pursuant to an effective registration statement under the Securities Act, in each of cases (i) through (iv) in accordance with any applicable securities laws of any state of the United States, and (b) the holder will, and each subsequent holder is required to, notify any purchaser of this security from it of the resale restrictions referred to in (a) above.

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

In order to transfer or sell our warrants, holders must provide the definitive certificates to the transfer agent, who will require certain certifications, and on occasion a legal opinion, prior to issuing new warrant certificates to new warrant holders.  The Depository Trust Company, which settles electronic trades, does not allow electronic settlement until the legend has been removed and the certification requirements required under U.S. securities laws have expired.  The lack of a fully electronic settlement mechanism may have a material adverse effect on the liquidity and the price of our warrants.

A minimum holding period for our shares received upon exercise of our warrants will commence upon the exercise of such warrants.

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

Those shareholders holding shares of our common stock prior to our July 2006 offering (the “founding shareholders”; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below for a list of the founding shareholders) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act, the resale of their shares of our common stock issued prior to our July 2006 offering (the “founding shares”) and their shares included in the units purchased in our July 2006 offering.  The demand may be made at any time after the date on which we have become a reporting company under the Exchange Act, and their founding shares have been released from escrow.  This occurred on July 12, 2009.  If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 11,250,000 shares and/or up to 5,000,000 shares issued on exercise of their warrants eligible for trading in the public market.  The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

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

Item 1B. Unresolved Staff Comments.

During 2009, we did not receive any comments from the SEC regarding our periodic or current reports under the Exchange Act.

Item 2. Properties.

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories and infrastructure, including on-site liquid waste treatment.  FutureFuel Chemical Company is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances), and manufactures both biofuels and chemicals at the plant.  Utilization of these facilities may vary with product mix and economic, seasonal and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel.  The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth.  We believe that the plant is generally well maintained, in good operating condition and suitable and adequate for its uses.

In February 2009, we formed FFC Grain, L.L.C. to acquire a granary in Marianna, Arkansas.  FFC Grain, L.L.C. acquired the granary in March 2009 and owns it in fee simple.

Item 3. Legal Proceedings.

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

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than the litigation described above and other than ordinary routine litigation incidental to our business.  However, from time to time, we may be parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted by us during the fourth quarter of 2009 to a vote of holders of our securities, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing July 11, 2008, shares of our common stock were quoted on the OTCBB under the symbol “FTFL”.  The high and low bid quotations on the OTCBB for our shares of common stock for 2008 for the periods during which it was quoted on the OTCBB and for 2009 are set forth in the following table.

	Shares
Period	High	Low
July 11, 2008 - September 30, 2008	$7.00	$6.00
October 1, 2008 - December 31, 2008	$6.40	$4.00
January 1, 2009 - March 31, 2009	$4.98	$3.83
April 1, 2009 - June 30, 2009	$5.15	$4.70
July 1, 2009 - September 30, 2009	$7.04	$5.03
October 1, 2009 - December 31, 2009	$7.10	$6.00

Our warrants are not quoted or listed on any established exchange or quotation system.

There are currently outstanding 28,572,570 shares of our common stock and warrants to purchase 19,292,930 shares of our common stock at $6.00 per share.  Under U.S. securities laws at the time of our offering, shares of our common stock and warrants that were sold or acquired on July 12, 2006 could not be re-sold until they had been held for two years, unless registered with the SEC or unless an exemption from registration was available.  The relevant U.S. securities laws were revised to reduce the holding period for non-affiliates to six months, effective February 15, 2008.  As a result, such shares and warrants (subject, in the case of warrants, to the qualification discussed below) may be sold by non-affiliates of the Company, either within or outside the U.S., without restrictions imposed by U.S. securities laws.  Affiliates of the Company, defined generally as any person that directly or indirectly controls, is controlled by, or is under common control with the Company (typically directors, executive officers, and primary shareholders) remain limited in the amount and manner in which they may sell our shares and warrants.  Thus, non-affiliates who acquired our shares and warrants which were issued in our initial offering on July 12, 2006 may generally freely trade those shares and warrants in the United States.

Please note, however, that the exercise of the warrants for shares of our common stock are subject to certain conditions designed to ensure compliance with U.S. securities laws.  These conditions include the provision to us of a written certification that the exercising shareholder is neither within the U.S. nor a U.S. person and that the warrant is not being exercised on behalf of a U.S. person.  In the case of a holder who cannot make the foregoing representation, we may require that the holder provide to us a written opinion of counsel to the effect that the warrants and the shares of our common stock to be delivered upon the exercise of such warrants have been registered under the Securities Act or are exempt from registration thereunder and such securities are qualified for sale or are exempt from qualification under applicable securities laws of the state or other jurisdiction in which the registered holder resides.  The shares of our common stock issued upon the exercise of a warrant generally will be considered restricted securities subject to a six-month holding period.  In general, a security holder who has not been an affiliate of the Company for three months may resell these securities without any restriction after satisfying the six-month holding period, provided that we are current in our SEC filings.  Because of these restrictions, our warrants must contain an appropriate legend, which means they must be certificated.

Holders

The shares of our common stock and our warrants were held by approximately 385 and 67 holders of record, respectively, on March 4, 2010 as recorded on our transfer agents’ registers.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.  Based on such criteria, we paid special cash dividends of $0.70 and $0.30 per share on our common stock in 2008 and 2009, respectively.  In addition, we declared a special cash dividend on March 12, 2010 of $0.20 per share on our common stock, with a record date of March 23, 2010 and payable on April 9, 2010.  No assurances can be given that we will pay additional dividends in 2010 or thereafter or, if we do pay dividends in the future, no assurances can be given as to the amount of such dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2009, we issued options to purchase 690,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available or future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	422,500	$6.41	1,939,700

Performance Graph

The following graph shows changes over the 41-month period beginning July 13, 2006 (the completion of our offering of units) through December 31, 2009 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  These companies are: AE Biofuels Inc., Alternative Energy Sources Inc., Aventine Renewable Energy Holdings Inc., Biofuel Energy Corp., Bluefire Ethanol Finanzierungs Inc., Cavitation Technologies Inc., China Clean Energy Inc., China Rutai International Holdings Company, Epolin Inc., Ethos Environmental Inc., Four Rivers Bioenergy Inc., Freestone Resources Inc., FutureFuel Corp., Geo Systems Chemicals Inc., Global Clean Energy Inc., Global Green Solutions Inc., Green Energy Resources Inc., Green Plains Renewable Energy Inc., Greenshift Corp., Hybrid Fuels Inc., International Flavors & Fragrances Inc., Kreido Biofuels Inc., Luna Technologies International Inc., Momentum Biofuels Inc., New Generation Biofuels Holdings Inc., OM Group Inc., Originoil Inc., Orion Ethanol Inc., Pacific Ethanol Inc., Panda Ethanol Inc., Pure Biofuels Corp., Rentech Inc., Stratos Renewables Corp., Synthetech Inc., Texas Petrochemicals Inc., United Energy Corp., Verasun Energy Corp., and Westlake Chemical Corp.

Recent Sales of Unregistered Securities

We did not sell any of our securities within the three-year period ended December 31, 2009.

Purchase of Securities by Us

Neither we nor anyone acting on our behalf purchased during 2009 any shares of our common stock, which is the only class of our equity securities that is registered pursuant to section 12 of the Exchange Act.

The following chart sets forth the status of the outstanding warrants as of December 31, 2008.

Initial issuance of warrants	22,500,000
Warrants exercised in 2006	-
Outstanding warrants at December 31, 2006	22,500,000
Warrants exercised in 2007	-
Outstanding warrants at December 31, 2007	22,500,000
Warrants exercised in 2008	1,182,500
Outstanding warrants at December 31, 2008	21,317,500

No warrants were exercised in 2009.

During 2009, our board approved the purchase by us of our outstanding warrants, whether in the open market or through privately negotiated transactions, in an aggregate amount not to exceed $3 million.  Pursuant to that authorization, during 2009, we purchased and canceled the following warrants.

Date	# of Warrants	Average Price Per Warrant	Purchase Price
August 1-31, 2009	1,100,000	$0.35	$385,005
October 1-31, 2009	91,400	$0.70	63,985
November 1-30, 2009	450,900	$0.78	350,720
Total	1,642,300		$799,710

As a result of those purchases, there were 19,675,200 of our warrants outstanding as of December 31, 2009.

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

The following tables set forth our and FutureFuel Chemical Company’s summary historical financial and operating data for the periods indicated below.  This summary historic financial and operating data has been derived from FutureFuel Chemical Company’s “carve-out” financial statements as of and for the ten months ended October 31, 2006 (the period between January 1, 2006 and the date we acquired FutureFuel Chemical Company), and the twelve months ended December 31, 2005, and our consolidated financial statements for the twelve months ended December 31, 2006, 2007, 2008, and 2009, all of which are included elsewhere herein or in Amendment No. 3 to our Form 10 filed with the SEC on April 9, 2008.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and such financial statements and notes thereto.  The selected financial data for FutureFuel Chemical Company prior to our acquisition thereof represent the complete financial information prepared and provided by Eastman Chemical Company to us in conjunction with the carve out and sale of the Batesville plant to us for the twelve months ended December 31, 2005, as well as the ten months ended October 31, 2006.

(Dollars in thousands, except per share amounts)

	FutureFuel Corp. Consolidated			FutureFuel Corp. and FutureFuel Chemical Company Combined	FutureFuel Corp. Consolidated	FutureFuel Chemical Company
Item	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006	Ten Months Ended October 31, 2006	Twelve Months Ended December 31, 2005
Operating Revenues	$196,711	$198,330	$169,788	$150,770	$23,043	$127,727	$119,539
Net income (loss)	$16,992	$22,675	$8,408	$2,242	$2,717	$(475)	$381
Earnings per common share:
Basic	$0.60	$0.84	$0.31	$0.08	$0.10	NA	NA
Diluted	$0.58	$0.82	$0.26	$0.07	$0.09	NA	NA
Total Assets	$246,007	$238,126	$216,113	$203,059	$203,516	NA	$114,500
Long-term obligations	$34,842	$34,377	$24,353	$20,740	$20,740	NA	$24,830
Cash dividends per common share	$0.30	$0.70	$0.00	$0.00	$0.00	$0.00	$0.00
Net cash provided by (used in) operating activities	$25,883	$36,275	$21,554	$(3,960)	$(12,494)	$8,534	$7,556
Net cash provided by (used in) investing activities	$21,430	$(52,009)	$(29,978)	$(91,168)	$(82,619)	$(8,549)	$(6,594)
Net cash provided by (used in) financing activities	$(9,256)	$(11,466)	$(50)	$158,229	$158,214	$15	$(962)

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities and financing activities for the years ended December 31, 2009, 2008, and 2007 are set forth in the following chart.

(Dollars in thousands)

	2009	2008	2007
Net cash provided by operating activities	$25,883	$36,275	$21,554
Net cash provided by (used in) investing activities	$21,430	$(52,009)	$(29,978)
Net cash used in financing activities	$(9,256)	$(11,446)	$(50)

Operating Activities

Cash provided by operating activities decreased from $36,275,000 in 2008 to $25,883,000 in 2009.  The decrease in cash provided by operating activities was primarily the result of a $4,164,000 decrease in cash provided by the change in fair value of derivative instruments and a $9,069,000 decrease in cash provided by the change in deferred revenue.  Partially offsetting these decreases was an increase in cash provided by the change in inventory.  The decrease in cash provided by the change in fair value of derivative instruments was primarily a result of a decrease in our short position of regulated options at December 31, 2009 as compared to December 31, 2008.  The decrease in cash provided by the change in deferred revenue resulted from the completion of the capital project we undertook on behalf of our customer at the end of 2008 and the resultant termination of spending on this project and reimbursements from our customer in 2009.  The increase in cash provided by the change in inventory resulted from an inventory build from 2007 to 2008, as compared to a moderate liquidation of inventory from 2008 to 2009.

Cash provided by operating activities increased from $21,554,000 in 2007 to $36,275,000 in 2008.  The increase in cash provided by operating activities was the result of a $14,267,000 increase in net income, a $6,852,000 increase in cash provided by the change in deferred revenue, a $3,127,000 increase in the fair value of derivative instruments and other marketable securities, a $2,468,000 increase in cash provided by the change in other assets, a $1,088,000 increase in depreciation and amortization, and a $1,325,000 increase in cash provided by the change in accounts payable, including related party balances.  Offsetting these cash flows were a $8,923,000 increase in cash used for accounts receivable, a $3,172,000 increase in cash used for inventory and a $2,712,000 increase in cash used for accrued expenses, including related party balances and other current liabilities.  Other than the changes in cash discussed above, no single item resulted in a greater or less than $1,000,000 change in cash provided from operating activities between 2007 and 2008.

Investing Activities

Cash provided by (used in) investing activities increased from $(52,009,000) in 2008 to $21,430,000 in 2009.  The increase in cash provided by investing activities was almost entirely related to the liquidation of investments in marketable securities, auction rate securities and commercial paper in 2009.  Cash used in the purchase of marketable securities decreased from $40,835,000 in 2008 to $19,999,000 in 2009.  We reported net purchases of auction rate securities of $14,985,000 in 2008 as compared to net sales of auction rate securities of $12,185,000 in 2009.  Cash provided by (used in) the net purchases of commercial paper increased from $(15,384,000) in 2008 to $15,424,000 in 2009.  Also contributing to the increase in cash provided by investing activities was an increase in cash provided by (used in) the collateralization of derivative instruments from $(7,037,000) in 2008 to $5,270,000 in 2009.  Partially offsetting the increase in cash provided by investing activities was an increase in capital expenditures from $16,436,000 in 2008 to $21,910,000 in 2009 and the purchase of $3,965,000 of preferred stock and trust preferred securities in 2009.

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

Financing Activities

Cash used in financing activities decreased from $11,466,000 in 2008 to $9,256,000 in 2009.  The decrease in cash used in financing activities resulted from a decrease in cash used in the payment of dividends from $19,705,000 in 2008 to $8,457,000 in 2009, partially offset by a decrease in cash provided by proceeds from the issuance of stock from $8,169,000 in 2008 to $-0- in 2009, which itself resulted from no exercise of warrants or options in 2009.

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

Capital Expenditure Commitments

We had three capital projects as of December 31, 2009 with material capital expenditure commitments: (i) biofuels segment capital projects; (ii) a chemicals segment capital project; and (iii) an upgrade to lab equipment.  The biofuels segment capital projects related to improvements in our processing capabilities and continued expansion of our biodiesel segment infrastructure via additional storage, both of which are expected to improve efficiency and operational flexibility.  The biofuels segment capital projects are now complete.  The chemicals segment capital project was for the capital repair of an existing product line; this project is now complete.  The project to upgrade lab equipment is expected to be complete by the end of the second quarter of 2010.

For the infrastructure projects discussed immediately above as well as any additional capital projects being pursued, we typically do not enter into financial or other commitments that would preclude our ability to expand or decrease the scope of a given project or cancel it altogether.  The following were our material commitments for capital expenditures as of December 31, 2009.

General Purpose of the Commitment	December 31, 2009
Biofuels segment capital projects	$858,000
Chemicals segment capital project	281,000
Lab equipment upgrade	276,000
Total	$1,415,000

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates in March 2010 and we expect to renew the facility on similar terms.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit facility at December 31, 2009, 2008, or 2007.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash and cash investments and borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Special Dividend

On November 30, 2009, we declared a special cash dividend of $0.30 per share on our common stock, with a record date of December 1, 2009 and a payment date of December 22, 2009.  The special cash dividend amounted to $8,457,000.

On October 1, 2008, we declared a special cash dividend of $0.70 per share on our common stock, with a record date of October 22, 2008 and a payment date of November 11, 2008.  The special cash dividend amounted to $19,705,000.

We did not pay any dividends in 2007.

Capital Management

As a result of our initial equity offering and our subsequent positive operating results, we have accumulated excess working capital.  Some of this excess working capital was paid out in 2008 and 2009 as a special cash dividend.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant and to pursue complimentary acquisitions in the energy and chemical industries.  Given the recent and current conditions in capital markets, we intend to take a risk averse approach to managing these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In 2009, these funds were predominantly held in cash or cash equivalents at multiple financial institutions.  We also maintained a small position in auction rate securities.  We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $2,800,000 at December 31, 2009 and $14,990,000 at December 31, 2008.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems recently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

Lastly, we maintain depository accounts such as checking accounts, money market accounts and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) two product lines (CPOs and DIPBs) produced under conversion contracts for another customer; and (iv) an industrial intermediate manufactured for a customer for use in the antimicrobial industry.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that we group into “other products”.

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.

We have been the exclusive manufacturer for a customer of a proprietary herbicide and certain intermediates.  These products are facing some generic competition, and no assurances can be given that we will remain the exclusive manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the then current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.

CPOs are chemical intermediates that promote adhesion for plastic coatings and DIPBs are intermediates for production of Eastman Chemical Company products used as general purpose inhibitors, intermediates or antioxidants.  As part of our acquisition of FutureFuel Chemical Company, we entered into conversion agreements with Eastman Chemical Company that effectively provide a conversion fee to us for CPOs and DIPB based on volume manufactured, with a minimum annual fee for both products.  In addition, the conversion agreements provide for revenue adjustments for actual price of raw materials purchased by us at standard usages.  Eastman Chemical Company provides key raw materials at no cost.  For the key raw materials, usage over standard is owed Eastman Chemical Company; likewise, any improvement over standard is owed to us at the actual price Eastman Chemical Company incurred for the key raw material.

In 2008, we entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  We invested approximately $10 million in capital expenditures to modify and expand our plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be earned into income over the expected life of the product.  The contract stipulates a price curve based on volumes sold and has an inflationary pricing provision whereby we pass along most inflationary changes in production costs to the customer.  The contract expires in December 2013.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives, and various specialty pharmaceutical intermediates that we have in full commercial production or in development.  These products currently are sold in small quantities to a large customer base.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  In general, these products have no pricing mechanism or specific protection against raw material or conversion cost changes.

We procure all of our own biodiesel feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We recently completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  We believe we successfully demonstrated our ability to keep our former continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock.  We are currently making process changes that will allow us to use high free fatty acid/low cost feedstock.  After the alterations are made, our plant should be able to produce a fungible product that can be handled in pipelines as well as truck and rail transportation, although no assurances can be given that we will be successful.

Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices and the $1.00 per gallon federal blenders tax credit, which terminated at the end of 2009 and has not been renewed.  See “Risk Factors” above.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

The majority of our expenses are cost of goods sold.  Cost of goods sold include raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of our plant.  Significant conversion costs include labor, benefits, energy, supplies, depreciation, and maintenance and repair.  In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity.  Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment.  Cost of goods sold is allocated to the chemicals and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative, and research and development expenses.  These expense categories include expenses that were directly incurred by us.

The discussion of results of operations that follows is based on revenues and expenses in total and for individual product lines and do not differentiate related party transactions.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

Revenues

Revenues for the year ended December 31, 2009 were $196,711,000 as compared to revenues for the year ended December 31, 2008 of $198,330,000, a decrease of 1%.  Revenues from biofuels increased 24% and accounted for 27% of total revenues in 2009 as compared to 21% in 2008.  Revenues from chemicals decreased 8% and accounted for 73% of total revenues in 2009 as compared to 79% in 2008.  Within the chemicals segment, revenues for 2009 changed as follows as compared to 2008: revenues from the bleach activator decreased 13%; revenues from the proprietary herbicide and intermediates decreased 8%; revenues from CPOs decreased 65%; revenues from DIPB increased 2%; and revenues from other products decreased 3%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 53% of revenues for the year ended December 31, 2009 as compared to 59% for the year ended December 31, 2008.  The decrease in revenue from the bleach activator during 2009 as compared to 2008 was attributable to lower volumes sold in 2009.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, the decrease in revenues in 2009 as compared to 2008 was primarily a result of lower volumes, although we did reduce the price of our product as a result of declines in raw material prices.

Revenues from CPOs and DIPB together decreased 31% during 2009.  The end market for CPOs is the automotive industry and demand for this product has been impacted by both economic conditions and an inventory build by our customer at the end of 2008.  Revenues from DIPB in 2009 were roughly in line with revenues in 2008; revenues in the second half of 2009 were sufficient to offset reduced revenues in the first half of the year related to a scheduled maintenance shutdown and reduced demand from our customer.

Increased revenues in 2009 from the biofuels segment resulted from higher volumes of biodiesel produced and sold, higher volumes of petrodiesel and biodiesel blends distributed to our regional market, and the addition of revenues from our granary.  The volume of biodiesel sold in 2009 increased 59% as compared to 2008; this was a result of new customer relationships both in our region and throughout the United States.  The volume of petrodiesel and biodiesel blends (ranging from less than 5% biodiesel to as much as 20% biodiesel) increased more than twenty-fold in 2009 as compared to 2008; this increase was primarily a result of our success with regional fuel distribution strategy.  We purchased a granary in March 2009.  Because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, rice, and corn.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2009 were $162,274,000 as compared to total cost of goods sold and distribution for 2008 of $157,913,000, an increase of 3%.

Cost of goods sold and distribution for 2009 for our chemicals segment were $110,752,000 as compared to cost of goods sold and distribution for 2008 of $122,815,000.  On a percentage basis, the 10% decrease in cost of goods sold and distribution was slightly greater than the 8% decrease in chemicals segment revenues.  Improved margin for the chemicals segment is a result of our continued focus on cost control as well as the growth of our biofuels segment, as some of our cost is allocated to segments based on revenue.

Cost of goods sold and distribution for 2009 for our biofuels segment were $51,522,000 as compared to cost of goods sold and distribution for 2008 of $35,098,000.  On a percentage basis, cost of goods sold and distribution increased 47% versus an increase in revenues of 24%.  This difference is a result of growth in our fuel distribution business, higher distribution costs, and decreases in gains from hedging activity.  In our fuel distribution business, we sell petrodiesel and biodiesel blends of less than 5% to as much as 20%.  The margin we earn on the petrodiesel resold as a stand-alone product or as a component of the biodiesel blend is less than we earn on biodiesel.  The increase in our distribution costs in 2009 is primarily related to railcar leases and rail transport charges.  Finally, our gain on hedging activity in 2009 was substantially less than in 2008.  Both the 2008 and 2009 periods include the $2,000,000 award from the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas are eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  We applied for and, in the first quarter of 2008, received the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  We applied for and, in the third quarter of 2009, received maximum funding under the program for biodiesel produced between July 1, 2008 and June 30, 2009.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognize income in the period funding is received.

Operating Expenses

Operating expenses increased 17% from $8,236,000 in 2008 to $9,598,000 in 2009.  Compensation expense increased 24% as a result of additions to our chemical sales department and, to a lesser extent, additions to our administrative team.  Other expense increased 28%, primarily as a result of the addition of our granary and, to a lesser extent, from increased legal fees stemming from issues described under “Other Matters”.  Related party expense increased 59%, though on a dollar value basis the increase was less significant.  Related party expense is described in detail in Note 18 of our consolidated financial statements included elsewhere herein.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2009 and 2008 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $714,000 at December 31, 2009.

Income Taxes

Our total liability for uncertain tax positions was $696,712 as of December 31, 2009.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.  See Note 14 to our consolidated financial statements included elsewhere herein.

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

Revenues

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

Revenues from the bleach activator and the proprietary herbicide and intermediates together were the most significant components of our revenue base, together accounting for 59% of revenues in the year ended December 31, 2008 as compared to 64% in the year ended December 31, 2007.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  We believe our customer for the proprietary herbicide has been able to maintain or increase its volume in light of generic competition by being more price competitive, changing its North American distribution system and developing new applications.  In addition, our customer has benefited from the general increase in planted acreage in the markets it serves.

Revenues from CPOs and DIPBs together increased 3% during 2008, due mainly to higher prices stemming from contractual inflationary increases of certain raw material prices and conversion costs.  Both of these products are late in their life cycle and both were negatively impacted by the automotive and housing slow down.  As a result, our customer’s demand for these products, CPOs in particular, eroded in the first quarter of 2009 and future market conditions for both CPOs and DIPBs may be challenging.  We believe our customer is actively seeking new customers and new applications for these products.

The majority of the increased revenues from biodiesel stemmed from higher selling prices during 2008 as compared to 2007.  In addition, gallons of biodiesel sold during 2008 were 42% greater than 2007; this volume increase was, in turn, due to stronger demand from certain key bulk customers.  There were no material shutdowns during 2008 and we leveraged our newly built storage capacity and expanded infrastructure, as well as our fleet of leased railcars, to meet customer requirements during the peak demand season for biodiesel.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the year ended December 31, 2008 were $157,913,000 as compared to total cost of goods sold and distribution for the year ended December 31, 2007 of $152,555,000, an increase of 4%.

Cost of goods sold and distribution for the year ended December 31, 2008 for our chemicals segment were $122,815,000 as compared to cost of goods sold and distribution for the year ended December 31, 2007 of $117,367,000.  On a percentage basis, cost of goods sold and distribution increased 5% as compared to an 8%

increase in revenues.  This margin increase was due to: (i) our ability to pass the majority of raw material prices increases on to our customers via contractual inflationary price adjustments (although, in some cases, increases in prices of finished products via these contractual adjustments lagged increases in raw material prices); (ii) overall conversion cost control; and (iii) increased sales of biodiesel during 2008, which in turn pulled a greater share of fixed cost away from the chemicals segment as compared to 2007.

Cost of goods sold and distribution for 2008 for our biofuels segment were $35,098,000 as compared to cost of goods sold and distribution for 2007 of $35,188,000.  On a percentage basis, cost of goods sold and distribution did not change against increased revenues of 69%, resulting in increased margins for the biofuels segment for 2008 as compared to 2007.  These increased margins were a result of economies of scale that resulted from higher volumes of biodiesel produced and sold.  In addition, margins were favorably impacted by gains on hedging activity of $9,519,000 during 2008 as compared to losses of $6,910,000 during 2007.  The gains on hedging activity were a direct result of declining prices of heating oil and other commodities during the second half of 2008.  We managed price risk in our biofuels segment by selling heating oil futures contracts (and/or options on futures contracts) at the time of establishing price commitments for feedstock purchases, thereby preserving the per gallon margin available at the time of such commitment.  As heating oil (and biodiesel) prices declined during the second half of 2008, we recognized gains on our hedging positions and lower margins (or in some cases losses) on the sale of the physical product.  In addition, commodity price declines resulted in our cost of biodiesel (and certain associated raw material) inventory at December 31, 2008 exceeding its market value.  Cost of goods sold for 2008 included a $3,973,000 charge to reduce these inventories to market value.  The majority of this charge was attributable to the biofuels segment.  Cost of goods sold and distribution for the biofuels segment included funding from the State of Arkansas under the Arkansas Alternative Fuels Development Program of $2,000,000.  Under this program, biodiesel producers in the state of Arkansas were eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period.  We applied for and received the maximum $2,000,000 funding under this program for biodiesel produced between January 1, 2007 and June 30, 2008.  The next eligible application period opened July 1, 2008 and closed June 30, 2009.  We applied for the $0.20 per gallon credit for biodiesel produced during the second half of 2008.  Due to the uncertainty of funding from this program, we do not recognize a credit to cost of goods sold and distribution until such time as our application is approved and funding is received.

Operating Expenses

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

Selling, general and administrative expense increased $141,000 from 2007 to 2008, or approximately 3%.  This increase was a result of higher compensation expense for 2008, partially offset by the lack of formation expense or canceled offering costs in 2008, as well as a decline in other expense.  Research and development expense increased $517,000 from 2007 to 2008, or approximately 15%.  This increase was the result of customer reimbursement of certain research and development activities in 2007, which had the effect of reducing overall research and development expense in that year, as well as expanded utilization of external resources to advance certain key projects during 2008.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2008 and December 31, 2007 reflect our expected tax rate on reported operating earnings before income taxes.  We determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we recorded a valuation allowance of $737,000 at December 31, 2008.  An allowance of $472,000 was recorded at December 31, 2007.

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectibility of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At December 31, 2008, we recorded an allowance for doubtful accounts of $4,000, the majority of which pertained to one customer.  We recorded no allowance for doubtful accounts at December 31, 2009.  We historically have not experienced significant problems in collecting our receivables and we do not expect this to change going forward.

Depreciation

Depreciation is provided for using the straight-line method over the associated assets’ estimated useful lives.  We primarily base our estimate of an asset’s useful life on our experience with other similar assets.  The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used, or changes in the business climate.  When the actual useful life differs from the estimated useful life, impairment charges may result.  We monitor the estimate useful lives of our assets and do not currently anticipate impairment charges.

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2009 and December 31, 2008, we recorded a reserve for closure/post-closure liabilities of $680,000 and $588,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue Recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  Nearly all custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates, or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for four specialty chemical customers in 2009 and for three specialty chemical customers in 2008 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $42,773,000, $50,527,000, and $33,494,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements in 2009 were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at December 31, 2009 and December 31, 2008.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2009 or December 31, 2008 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2009 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,887	818	1,084	540	445
Purchase obligations(b)	1,718	1,718	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	-	-	-	-	-
Total	$4,605	$2,536	$1,084	$540	$445
__________

(a)	As of December 31, 2009, we had no borrowings under the $50 million credit agreement with Regions Bank described above.

(b)
Purchase obligations within less than one year include: (i) $1,415 for capital expenditure commitments related to biofuels segment capital projects, a chemicals segment expansion project, and the upgrade of lab equipment; and (ii) $303 for information technology maintenance and software license commitments.

(c)
Our total liability for uncertain tax positions, including interest, was $696 as of December 31, 2009.  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.  Our liability for uncertain tax positions is a component of other noncurrent liabilities on our consolidated balance sheet included elsewhere herein.  Also a component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $680 at December 31, 2009.  We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility.  As such, we do expect a payment related to these liabilities in the foreseeable future.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we are unable to determine what effect the general contractor’s default and/or his counterclaim will have on us or on our financial condition.

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (“HED”) required by the United States Environmental Protection Agency for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the United States Environmental Protection Agency.  We brought suit against the trade association for rescission of the agreement for various reasons including, among other things, that we already paid our fair share of costs for the data to the trade association; and that the fees and dues structure of the trade association were overly excessive and against public policy.  The trade association filed suit against us for collection of alleged fees and dues owed by us to it.  At this time, we are unable to determine what effect the trade association’s suit against us will have on us or on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on our costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2009 and 2008, the fair values of our derivative instruments were a net liability in the amount of $1,930,000 and $3,175,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat and electricity.  The availability and price of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2009.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.5% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	146,886	LB	10%	$3,746	10.9%
Electricity	81	MWH	10%	$511	1.5%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2009.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2009 or 2008 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

The following sets forth our consolidated balance sheets as at December 31, 2009 and 2008 and our consolidated statements of operations, statements of cash flows and statements of stockholders’ equity for each of the three years in the period ended December 31, 2009, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiaries as of December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri
March 15, 2010

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
Assets
Cash and cash equivalents	$65,512	$27,455
Accounts receivable, net of allowances of $0 and $4, respectively	21,759	20,048
Inventory	26,444	27,585
Income taxes receivable	912	792
Prepaid expenses	1,297	1,294
Prepaid expenses - related parties	23	-
Marketable and auction rate securities	6,811	46,411
Other current assets	828	4,751
Total current assets	123,586	128,336
Property, plant and equipment, net	119,248	106,320
Intangible assets	208	321
Other assets	2,965	3,149
Total noncurrent assets	122,421	109,790
Total Assets	$246,007	$238,126

Liabilities and Stockholders’ Equity
Accounts payable	$14,269	$13,332
Accounts payable - related parties	556	422
Current deferred income tax liability	3,172	4,151
Short term contingent consideration	-	1,936
Accrued expenses and other current liabilities	2,832	2,251
Accrued expenses and other current liabilities - related parties	67	20
Total current liabilities	20,896	22,112
Deferred revenue	9,348	9,994
Other noncurrent liabilities	1,376	1,243
Noncurrent deferred income tax liability	24,118	23,140
Total noncurrent liabilities	34,842	34,377
Total Liabilities	55,738	56,489
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 28,190,300 issued and outstanding as of December 31, 2009 and 2008	3	3
Accumulated other comprehensive income	38	15
Additional paid in capital	167,598	167,524
Retained earnings	22,630	14,095
Total stockholders’ equity	190,269	181,637
Total Liabilities and Stockholders’ Equity	$246,007	$238,126

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
for the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands, except per share amounts)

	2009	2008	2007
Revenues	$194,217	$193,466	$169,732
Revenues – related parties	2,494	4,864	56
Cost of goods sold	151,359	149,122	149,181
Cost of goods sold – related parties	5,933	5,331	1,529
Distribution	4,894	3,460	1,845
Distribution - related parties	88	-	-
Gross profit	34,437	40,417	17,233
Selling, general, and administrative expenses
Compensation expense	3,605	2,907	2,502
Formation expense and canceled offering costs	-	-	117
Other expense	1,530	1,191	1,353
Related party expense	298	187	172
Research and development expenses	4,165	3,951	3,434
	9,598	8,236	7,578
Income from operations	24,839	32,181	9,655
Interest income	403	2,965	3,567
Interest expense	(27)	(26)	(24)
Gain (loss) on foreign currency	(3)	287	16
Loss on sale of marketable securities	(15)	(377)	-
Other income (expense)	249	(34)	(23)
	607	2,815	3,536
Income before income taxes	25,446	34,996	13,191
Provision for income taxes	8,454	12,321	4,783
Net income	$16,992	$22,675	$8,408

Earnings per common share
Basic	$0.60	$0.84	$0.31
Diluted	$0.58	$0.82	$0.26
Weighted average shares outstanding
Basic	28,190,300	27,029,210	26,700,000
Diluted	29,254,272	27,550,441	32,286,996

Comprehensive income	2009	2008	2007
Net income	$16,992	$22,675	$8,408
Other comprehensive income (loss), net of tax (benefit) of $14 in 2009, $(26) in 2008 and $34 in 2007	23	(43)	58
Comprehensive income	$17,015	$22,632	$8,466

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2009, 2008, and 2007
(Dollars in thousands)

	2009	2008	2007
Cash flows provided by operating activities
Net income	$16,992	$22,675	$8,408
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,517	5,800	4,712
Provision for deferred income taxes	1,025	3,053	2,330
Change in fair value of derivative instruments	(1,236)	2,928	(199)
Loss on the sale of investments	15	377	-
Accretion of the discount of marketable debt securities	-	(188)	(127)
Losses on disposals of fixed assets	240	24	63
Stock based compensation	873	849	-
Noncash interest expense	22	22	21
Changes in operating assets and liabilities:
Accounts receivable	(1,711)	(2,534)	6,389
Inventory	1,141	(4,149)	(977)
Income taxes receivable	(120)	(793)	-
Prepaid expenses	(3)	(94)	48
Prepaid expenses - related parties	(23)	-	-
Accrued interest on marketable securities	5	63	(64)
Other assets	(19)	1,042	(1,426)
Accounts payable	937	711	(323)
Accounts payable - related parties	134	300	9
Income taxes payable	-	(1,231)	(685)
Accrued expenses and other current liabilities	581	(1,119)	1,653
Accrued expenses and other current liabilities - related parties	47	20	(40)
Deferred revenue	(646)	8,423	1,571
Other noncurrent liabilities	112	96	191
Net cash provided by operating activities	25,883	36,275	21,554

	2009	2008	2007
Cash flows from investing activities
Restricted cash	-	3,263	(136)
Collateralization of derivative instruments	5,270	(7,037)	2,789
Purchase of marketable securities	(19,999)	(40,835)	(14,803)
Proceeds from the sale of marketable securities	35,972	39,557	-
Net sales (purchases) of auction rate securities	12,185	(14,985)	-
Purchase of commercial paper	-	(15,384)	-
Proceeds from the sale of commercial paper	15,424	-	-
Purchase of preferred stock and trust preferred securities	(3,965)	-	-
Proceeds from the sale of fixed assets	17	8	55
Acquisition of a granary	(1,252)	-	-
Contingent purchase price payment	(312)	(250)	(172)
Capital expenditures	(21,910)	(16,346)	(17,711)
Net cash provided by (used in) investing activities	21,430	(52,009)	(29,978)
Cash flows from financing activities
Proceeds from the issuance of stock	-	8,169	-
Purchase of warrants	(799)	-	-
Payment of dividend	(8,457)	(19,705)	-
Excess tax benefit associated with stock options	-	70	-
Financing fee	-	-	(50)
Net cash used in financing activities	(9,256)	(11,466)	(50)
Net change in cash and cash equivalents	38,057	(27,200)	(8,474)
Cash and cash equivalents at beginning of period	27,455	54,655	63,129
Cash and cash equivalents at end of period	$65,512	$27,455	$54,655

Cash paid for interest	$8	$4	$3

Cash paid for income taxes	$7,677	$11,117	$2,992

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2009, 2008, and 2007

(Dollars in thousands)

	Common Stock		Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2006	26,700,000	$3	$-	$158,436	$2,717	$161,156
Other comprehensive income	-	-	58	-	-	58
Net income	-	-	-	-	8,408	8,408
Balance - December 31, 2007	26,700,000	3	58	158,436	11,125	169,622
Special cash dividend	-	-	-	-	(19,705)	(19,705)
Stock based compensation	39,800	-	-	849	-	849
Proceeds from the issuance of stock	1,450,500	-	--	8,169	-	8,169
Excess income tax benefits from exercise of stock options	-	-	-	70	-	70
Other comprehensive income (loss)	-	-	(43)	-	-	(43)
Net income	-	-	-	-	22,675	22,675
Balance - December 31, 2008	28,190,300	3	15	167,524	14,095	181,637
Special cash dividend	-	-	-	-	(8,457)	(8,457)
Stock based compensation	-	-	-	873	-	873
Purchase of warrants	-	-	-	(799)	-	(799)
Other comprehensive income	-	-	23	-	-	23
Net income	-	-	-	-	16,992	16,992
Balance - December 31, 2009	28,190,300	$3	$38	$167,598	$22,630	$190,269

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

2)           Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiaries, FutureFuel Chemical and FFC Grain, L.L.C., which was formed in February 2009 to acquire a granary in Marianna, Arkansas.  All significant intercompany transactions have been eliminated.

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in May 2013.  Sales of the bleach activator totaled $73,466 for the year ended December 31, 2009.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $31,587 for the year ended December 31, 2009.  These two customers represented 41% of FutureFuel’s accounts receivable balance at December 31, 2009.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

FASB ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  These provisions are effective for fiscal years beginning after December 15, 2006.  The adoption of these provisions did not have a material impact on the consolidated financial position, liquidity or results of operations of FutureFuel.

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biofuels are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  FutureFuel does not offer volume discounts, rebates or warranties.

Bill and hold transactions for 2009 related to four specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $42,773, $50,527, and $33,494 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in shareholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains resulting from its investment in certain marketable securities classified as available for sale (see Note 6).  For the year ended December 31, 2009, FutureFuel recorded an unrealized gain of $23, net of income taxes of $14, on these securities.  For the year ended December 31, 2008, FutureFuel recorded an unrealized loss of $43, net of income tax benefit of $26, on these securities.  For the year ended December 31, 2007, FutureFuel recorded an unrealized gain of $58, net of income taxes of $34, on these securities.

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

3)           Business combination

FutureFuel was incorporated on August 12, 2005 to serve as a vehicle for a business combination of one or more operating businesses in the oil and gas industry.  In 2006, FutureFuel identified such an operating business in Eastman SE.  Eastman SE, as owner of the Batesville Plant, began the implementation of a biobased products platform, including the production of biofuels (biodiesel and cellulose-derived biofuels) and biobased specialty products (biobased lubricants, solvents and intermediates).  In addition to the biobased products platform, the Batesville Plant continued the custom synthesis of fine chemicals and other organic chemicals.  On October 31, 2006, FutureFuel acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical for cash consideration and $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on November 1, 2006 and ending on October 31,

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

2009.  Immediately subsequent to its acquisition, Eastman SE changed its name to FutureFuel Chemical.  The results of FutureFuel Chemical have been included in FutureFuel’s results of operations since October 31, 2006.  After final purchase price adjustments, a price of $70,970 was paid for the stock of Eastman SE.  Cumulative contingent purchase price payments to Eastman Chemical based on volumes of biodiesel sold totaled $11 through December 31, 2006, $183 through December 31, 2007, $433 through December 31, 2008, and $745 through December 31, 2009.  The obligation to make this contingent payment terminated on October 31, 2009.  The contingent purchase price payments offset a contingent consideration liability that FutureFuel recorded as of the closing date of the acquisition.  This contingent consideration liability was established based upon management’s estimates, as of the closing date of the acquisition, of the volume of biodiesel that would be sold during the three-year period beginning November 1, 2006 and ending October 31, 2009.  The value of the contingent consideration liability at October 31, 2006 was $2,370.  As indicated immediately above, actual contingent purchase price payments during the three-year period totaled $745, leaving a balance of $1,625 at October 31, 2009.  As of December 31, 2009, we eliminated this remaining liability from our balance sheet as we no longer have any obligation to Eastman Chemical Company, and we simultaneously wrote-down our assets by the same amount; the elimination of the contingent consideration liability had no impact on earnings.

4)           Inventories

The carrying values of inventory were as follows as of December 31:

	2009	2008
At first-in, first-out or average cost (approximates current cost)
Finished goods	$14,078	$15,634
Work in process	1,841	1,800
Raw materials and supplies	16,451	14,833
	32,370	32,267
LIFO reserve	(5,926)	(4,682)
Total inventories	$26,444	$27,585

Inventory balances at December 31, 2009 include the impact of a $1,710 write-down to market value for biodiesel and a key biodiesel raw material.  The write-down was a result of the expired federal blender’s credit which reduced the expected selling price of biodiesel.

FutureFuel’s calculation of its LIFO reserve is reliant, in part, upon the Producer Price Index published by the Bureau of Labor Statistics (“PPI”).  For its December 31, 2008 LIFO reserve calculation, FutureFuel changed its policy to use the November preliminary PPI as opposed to the December PPI.  This change was made to enable FutureFuel to meet an accelerated closing process which, in turn, enables FutureFuel to meet the U.S. Securities and Exchange Commission’s filing deadlines for FutureFuel’s financial statements.  The impact of this change was an increase in the LIFO reserve of $753 at December 31, 2008.  FutureFuel will continue to utilize the preliminary November PPI in future years.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of good sold, and amounted to a gain of $488 and $9,519 for the years ended December 31, 2009 and 2008, respectively, and a loss of $6,910 for the year ended December 31, 2007.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2009		2008
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in prepaid expenses and other current assets	(150)	$(1,998)	(875)	$(3,175)
Regulated fixed price future commitments, included in other current assets	10	$68	-	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,556 and $7,826 at December 31, 2009 and 2008, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)           Marketable securities

As of December 31, 2008, FutureFuel had made investments in certain U.S. treasury bills and notes.  As of December 31, 2008, these marketable debt securities had maturities ranging from January 2009 to March 2009.  FutureFuel anticipated these securities being sold or maturing within one year and therefore classified all marketable debt securities as current assets in the accompanying consolidated balance sheet.  FutureFuel designated these securities as being available-for-sale.  Accordingly, these securities were carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At December 31, 2009 no such securities were held.

The fair market value of these marketable debt securities, including accrued interest, totaled $15,999 at December 31, 2008.

Additionally, FutureFuel has made investments in certain auction rate securities.  As of December 31, 2009, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through December 31, 2009.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $2,800 and $14,990 at December 31, 2009 and December 31, 2008, respectively.

At December 31, 2008, FutureFuel had investments in certain commercial paper.  These investments had maturity dates ranging from January 2009 to March 2009 and have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel had designated these securities as being available for sale.  Accordingly, they were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At December 31, 2009 no such investments were held.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The fair value of these investments, including accrued interest, totaled $15,422 at December 31, 2008.

At December 31, 2009, FutureFuel had investments in certain preferred stock and trust preferred securities.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available for sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  At December 31, 2008, no such investments were held.

The fair market value of these preferred stock and trust preferred securities, including accrued interest, totaled $4,011 at December 31, 2009.

7)           Property, plant and equipment

Property, plant and equipment consisted of the following at December 31:

	2009	2008
Land and land improvements	$4,599	$4,570
Buildings and building equipment	22,325	22,023
Machinery and equipment	100,215	87,388
Construction in progress	11,564	4,447
Accumulated depreciation	(19,455)	(12,108)
Total	$119,248	$106,320

Depreciation expense totaled $7,404, $5,686, and $4,599 for the years ended December 31, 2009, 2008, and 2007, respectively.

8)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2009	2008
Cost	$567	$567
Accumulated amortization	(359)	(246)
	$208	$321

Amortization expense totaled $113, $114, and $113 for the years ended December 31, 2009, 2008, and 2007, respectively.  FutureFuel estimates that amortization expense for 2010 will be $113 and that amortization expense in 2011 will be $95.

9)           Other assets

Other assets are comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $2,965 and $3,149 at December 31, 2009 and 2008, respectively.

10)         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2009	2008
Accrued employee liabilities	$1,499	$1,248
Accrued property, use and franchise taxes	1,064	975
Other	336	48
Total	$2,899	$2,271

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

There were no borrowings at December 31, 2009 or 2008.

12)         Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post closure costs under the Resource Conservation and Recovery Act (“RCRA”).  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $680 and $588 as of December 31, 2009 and 2008, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2009	2008
Beginning balance	$588	$566
Accretion expense	22	22
Change in estimate	70	-
Balance at December 31	$680	$588

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

FutureFuel recognizes compensation expense in its financial statements for stock based options based upon the grant-date fair value over the requisite service period.

In April 2008, FutureFuel granted a total of 250,000 stock options to members of its board of directors (“Director Options”).  Additionally, the Company granted a total of 55,000 stock options to selected members of its management (“Management Options”).  An additional 5,000 Management Options were issued in September 2008 and an additional 100,000 Director Options were granted on December 10, 2008.  The options awarded in April 2008 have an exercise price equal to the average of the bid and ask price of FutureFuel’s common stock on the date of grant as established in private sales, which the board of directors determined to be the fair value of such stock on that date.  The Management Options awarded in September 2008 and the Director Options awarded in December 2008 have an exercise price equal to the closing price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options vested immediately upon grant.  Originally, one-third of the Management Options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Those Management Options were amended in September 2008 to provide for immediate vesting.  The Management Options issued in September 2008 vested immediately upon grant.  Both the Director Options and the Management Options awarded in April 2008 expire on April 7, 2013.  The Management Options awarded in September 2008 expire on September 30, 2013.  The Director Options awarded in December 2008 expire on December 10, 2013.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

In December 2009, FutureFuel granted a total of 185,000 Director Options to members of its board.  Additionally, the Company granted a total of 95,500 Management Options to selected members of its management.  The options awarded in December 2009 have an exercise price equal to the closing price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options and Management Options vested immediately upon grant.  Both the Director Options and the Management Options expire on December 21, 2014.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Assumptions	April 2008 Director Options	April 2008 Management Options	September 2008 Management Options	December 2008 Director Options	December 2009 Options
Expected volatility rate	46.78%	48.74%	50.63%	60.88%	73.10%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.03%	2.26%	2.22%	1.04%	1.12%
Expected forfeiture rate	0.00%	0.00%	0.00%	0.00%	0.00%
Expected term in years	2.5	2.5	2.5	2.5	2.5

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

FutureFuel only includes share-based awards expected to vest in share-based compensation expense.  The estimated forfeiture rates are based upon FutureFuel’s expected rate of forfeiture and are excluded from the quantity of awards included in share-based compensation expense.

FutureFuel has granted stock options in 2008 and 2009 only and therefore does not have a substantial historical record of share-based award transactions on which to base an estimate of expected term.  FutureFuel has therefore elected to utilize the “simplified” method of estimating expected term as discussed in Staff Accounting Bulletins No. 107 and No. 110.

On December 3, 2008, FutureFuel granted a stock award of 100 shares of its common stock to 398 of FutureFuel Chemical’s employees.  FutureFuel recognized compensation expense as a result of this award equal to the number of shares granted multiplied by the fair value of its common stock on the date of the award.  Such compensation expense was recorded as a component of cost of goods sold and totaled $225 in the twelve months ended December 31, 2008.  No such awards were granted in 2009.

For the years ended December 31, 2009, 2008, and 2007, total share-based compensation expense (before tax) totaled $873, $849, and $0, respectively.  In the year ended December 31, 2009, $762, $74 and $37 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.  In the year ended December 31, 2008, $225, $610 and $14 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold and research and development expense, respectively.

The weighted average fair value of options granted in 2009 was $3.11 per option and in 2008 was $1.52 per option.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2008 and ending December 31, 2009 is presented below.

	Options	Weighted Average Exercise Price
Outstanding as January 1, 2008	-	$-
Granted	410,000	$4.43
Exercised	268,000	$4.00
Canceled, forfeited or expired	-	$-
Outstanding at December 31, 2008	142,000	$5.25
Granted	280,500	$7.00
Exercised	-	$-
Canceled, forfeited or expired	-	$-
Outstanding at December 31, 2009	422,500	$6.41

There were 1,939,700 options available for grant at December 31, 2009.  The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2009.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price
$4.00	37,000	3.27	$4.00	37,000	$4.00
$5.65	100,000	3.95	$5.65	100,000	$5.65
$6.48	5,000	3.75	$6.48	5,000	$6.48
$7.00	280,500	4.98	$7.00	280,500	$7.00
	422,500	4.57	$6.41	422,500	$6.41

The weighted average remaining contractual life of all exercisable options is 4.57 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2009 and 2008 are $122 and $50, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2009 exceeded the exercise price of the options granted.

The amendment of the Management Options in September 2008 referred to above resulted in the immediate recognition into expense of the estimated fair value of those options not previously recognized, which totaled $74.

In 2008, FutureFuel realized gross proceeds from stock option exercises of $1,072 and realized a net tax benefit of $204.  FutureFuel did not realize any proceeds on the December 3, 2008 stock grant but did realize a net tax benefit of $86.  No stock options were exercised in 2009, nor was any stock awarded.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

14)         Provision for income taxes

The following table summarizes the provision for income taxes:

	2009	2008	2007
Income before taxes - U.S.	$25,446	$34,996	$13,191
Provision for income taxes:
Current	$6,811	$8,176	$2,080
Deferred	739	2,710	2,201
State and other
Current	843	1,093	228
Deferred	61	342	274
Total	$8,454	$12,321	$4,783

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2009	2008	2007
Amount computed using the statutory rate of 35%, 35% and 34%, respectively	$8,906	$12,249	$4,485
Section 199 manufacturing deduction	(237)	(271)	(183)
Agri-biodiesel production credit	(975)	(812)	(564)
Credit for increasing research activities	(144)	(78)	(69)
Alternative fueling equipment credit	(160)	-	-
Tax exempt interest income	(74)	(541)	-
Change in the valuation allowance	(23)	265	472
State income taxes, net	1,011	1,336	601
Other	150	173	41
Provision for income taxes	$8,454	$12,321	$4,783

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2009	2008
Deferred tax assets
Vacation pay	$122	$117
Allowance for doubtful accounts	-	2
Agri-biodiesel production credit	190	190
Inventory reserves	1,050	1,919
Self insurance	104	96
Asset retirement obligation	266	231
Derivative instruments	889	251
Stock based compensation	441	106
Total deferred tax assets	3,062	2,912
Deferred tax liabilities
Available for sale securities	(23)	(9)
Accrued expenses	(18)	(19)
LIFO inventory	(4,320)	(5,530)
Intangible assets	(81)	(126)
Depreciation	(25,196)	(23,782)
Total deferred tax liabilities	(29,638)	(29,466)
Valuation allowance	(714)	(737)
Net deferred tax liabilities	$(27,290)	$(27,291)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	2009	2008
As recorded in the consolidated balance sheet
Current deferred tax liability	$(3,172)	$(4,151)
Noncurrent deferred tax liability	(24,118)	(23,140)
Net deferred tax liabilities	$(27,290)	$(27,291)

The effective tax rates for the years December 31, 2009 and 2008 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at both December 31, 2009 and December 31, 2008, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $138 and $96 at December 31, 2009 and December 31, 2008, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel was incorporated in 2005 and is subject to U.S., state and local examinations by tax authorities from 2006 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

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

None of FutureFuel’s warrants were exercised in 2009.  FutureFuel did repurchase and cancel 1,642,300 of its warrants for an aggregate purchase price of $799.  At December 31, 2009, warrants to purchase 19,675,200 shares of FutureFuel’s common stock were outstanding and unexercised.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16)         Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2009	2008	2007
Net income available to common stockholders	$16,992	$22,675	$8,408

Weighted average number of common shares outstanding	28,190,300	27,029,210	26,700,000
Effect of warrants	1,045,203	487,180	5,586,996
Effect of stock options	18,769	34,051	-
Weighted average diluted number of common shares outstanding	29,254,272	27,550,441	32,286,996

Basic earnings per share	$0.60	$0.84	$0.31
Diluted earnings per share	$0.58	$0.82	$0.26

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008 as they were anti-dilutive in the period.  The weighted average number of warrants excluded on this basis was 10,658,750 and 16,579,375, respectively.  Additionally, certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008 as they were anti-dilutive in the period.  The weighted average number of options excluded on this basis was 53,750 and 1,250, respectively.

17)         Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings.  Company contributions totaled $1,663, $1,763, and $1,552 for the years ended December 31, 2009, 2008, and 2007, respectively.

18)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.  Revenues, expenses, prepaid amounts, and unpaid amounts related to these transactions are captured on our accompanying consolidated financial statements as related party line items.  These related party transactions are summarized in the following table and further described below.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2009	2008
Prepaid expenses
Income tax and consulting services	$23	$-
Total prepaid expenses	$23	$-
Accounts payable
Distribution and related services	$82	$18
Storage and terminalling services	2	-
Natural gas purchases	472	404
Total accounts payable	$556	$422
Accrued liabilities
Travel and administrative services	$67	$20
Total accrued liabilities	$67	$20

Related party income statement accounts

	2009	2008	2007
Revenues
Biodiesel, petrodiesel and blends	$2,494	$4,864	$56
Total revenues	$2,494	$4,864	$56
Cost of goods sold
Biodiesel, petrodiesel and blends	$2,802	$2,357	$26
Natural gas purchases	2,706	2,904	1,403
Storage and terminalling services	334	-	79
Income tax and consulting services	91	70	21
Total cost of goods sold	$5,933	$5,331	$1,529
Distribution
Distribution and related services	$88	$-	$-
Total distribution	$88	$-	$-
Selling, general and administrative expense
Commodity trading advisory fees	$132	$132	$107
Travel and administrative services	166	55	65
Total selling, general and administrative expense	$298	$187	$172

Biodiesel, petrodiesel and blends

FutureFuel enters into agreements to sell biofuels (biodiesel, petrodiesel, or biodiesel/petrodiesel blends) to an affiliate from time to time.  Such agreements are priced at the then current market price of biodiesel as determined from bids from other customers and/or market pricing services.  Cost of goods sold related to these sales includes variable costs and allocated fixed costs.  In addition, cost of goods sold includes allocated hedging gains (losses) for the respective period, as applicable.

Natural gas purchases

FutureFuel utilizes natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities.  This natural gas is purchased through an affiliate provider of natural gas marketing services.  Expenses related to these purchases include the cost of the natural gas only; transportation charges are paid to an independent third party.

Storage and terminalling services

FutureFuel leases oil storage capacity from an affiliate under a storage and thruput agreement.  This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate.  Expenses

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

related to this agreement include monthly lease charges, generally on a per barrel basis, and associated heating, thruput, and other customary terminalling charges.

Income tax and consulting services

An affiliate provides professional services to FutureFuel, primarily in the area of income tax preparation and consulting.  FutureFuel also receives certain finance and accounting expertise from this affiliate as requested.  Expenses related to these services are comprised of an agreed quarterly fee plus reimbursement of expense, at cost.

Distribution and related services

Distribution and related services are comprised of barge transportation and related unloading charges for petrodiesel that were arranged and paid by an affiliate and subsequently rebilled to FutureFuel.

Commodity trading advisory fees

FutureFuel entered into a commodity trading advisory agreement with an affiliate.  Pursuant to the terms of this agreement, the affiliate provides advice to FutureFuel concerning the purchase, sale, exchange, conversion, and/or hedging of commodities as FutureFuel may request from time to time.

Travel and administrative services

FutureFuel reimburses an affiliate for travel and other administrative services incurred on its behalf.  Such reimbursement is performed at cost with the affiliate realizing no profit on the transaction.

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leases from the affiliate railcars upon the same terms, conditions, and price the affiliate leases the railcars.  Lease terms for individual railcars begin upon delivery of the railcars.  Forty railcars were received through December 31, 2009.  From the onset of this lease, FutureFuel has been paying lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself.  Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lessor.  In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate.  Expenses related to this lease were $248, $331, and $72 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the year ended December 31, 2009, 2008, and 2007 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2009	$179,505	$17,206	$196,711
December 31, 2008	$164,963	$33,367	$198,330
December 31, 2007	$141,233	$28,555	$169,788

For the years ended December 31, 2009, 2008, and 2007, revenues from Mexico accounted for 8%, 11%, and 11%, respectively, of total revenues.  Beginning in the third quarter of 2007 and ending in 2008, FutureFuel Chemical Company sold significant quantities of biodiesel to companies from Canada, during which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 0%, 5% and 5% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively.  Other than Mexico and Canada, revenues from a single foreign country during 2009, 2008, or 2007 did not exceed 1% of total revenues.

Summary of business by segment

	2009	2008	2007
Revenues
Chemicals	$143,759	$155,553	$144,474
Biofuels	52,952	42,777	25,314
Revenues	$196,711	$198,330	$169,788
Segment gross margins
Chemicals	$33,007	$32,738	$27,107
Biofuels	1,430	7,679	(9,874)
Segment gross margins	34,437	40,417	17,233
Corporate expenses	(9,598)	(8,236)	(7,578)
Income before interest and taxes	24,839	32,181	9,655
Interest income	403	2,965	3,567
Interest and other income (expense)	204	(150)	(31)
Provision for income taxes	(8,454)	(12,321)	(4,783)
Net income	$16,992	$22,675	$8,408

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Gross margins for the biodiesel segment for the years ended December 31, 2009 and 2008 were favorably impacted by the receipt of $2,000 from the State of Arkansas in each year resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  The 2008 funding was attributable to our biodiesel production between January 1, 2007 and June 30, 2008 and the 2009 funding was attributable to our biodiesel production between July 1, 2008 and June 30, 2009 and both grants were calculated as $0.20 per gallon of biodiesel produced, capped at $2,000 for each year.  FutureFuel has applied for funding under this program for biodiesel produced during the period July 1 to December 31, 2009 but has not yet received notification that its application has been approved.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, FutureFuel recognizes income in the period funding is received.

20)         Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.  Fair value accounting pronouncements also include a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of FutureFuel.  Unobservable inputs are inputs that reflect FutureFuel’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.  The hierarchy is broken down into three levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.  Level 3 inputs are unobservable inputs for the asset or liability.  Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	-	$2,800	-
Derivative instruments	$(1,930)	$(1,930)	-	-
Preferred stock and trust preferred securities	$4,011	$4,011	-	-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

21)         Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders and argon tanks.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2009 were as follows:

2010	$818
2011	402
2012	351
2013	331
2014	286
Thereafter	699
Total	$2,887

Lease expenses totaled $1,446, $885, and $408 for the years ended December 31, 2009, 2008, and 2007, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the expansion of FutureFuel’s biofuels related infrastructure, the development, implementation and maintenance of an enterprise resource planning computer software package, and the licensing of a chemical modeling software product.

Deferred payments to Eastman Chemical

In connection with the purchase of shares of Eastman SE, FutureFuel agreed to pay Eastman Chemical $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on October 31, 2006 and ending on October 31, 2009.  Payments to Eastman Chemical in 2009, 2008, and 2007 for this agreement totaled $312, $250, and $172, respectively.

22)         Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2008
Revenues	$43,220	$49,896	$60,585	$44,629
Gross profit	$10,582	$4,451	$10,880	$14,504
Net income	$6,160	$2,913	$5,389	$8,213
Net income per common share:
Basic	$0.23	$0.11	$0.20	$0.29
Diluted	$0.23	$0.11	$0.19	$0.29

2009
Revenues	$39,737	$41,831	$52,263	$62,880
Gross profit	$6,355	$5,873	$13,650	$8,559
Net income	$2,821	$2,850	$7,384	$3,937
Net income per common share:
Basic	$0.10	$0.10	$0.26	$0.14
Diluted	$0.10	$0.10	$0.25	$0.13

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

23)         Recently issued accounting standards

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

24)         Reserve roll forwards - valuation and qualifying accounts

		Additions
	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009
Reserve for:
Doubtful accounts and returns	$4	$1	$-	$5	$-
LIFO inventory	4,682	1,244	-	-	5,926
Aged and obsolete inventory	253	4	-	-	257
Deferred tax valuation allowance	737	-	-	23	714
Aged and obsolete supplies and parts	666	44	-	-	710
	$6,342	$1,293	$-	$28	$7,607

		Additions
	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008
Reserve for:
Doubtful accounts and returns	$42	$4	$-	$42	$4
LIFO inventory	1,562	3,120	-	-	4,682
Aged and obsolete inventory	124	129	-	-	253
Deferred tax valuation allowance	472	265	-	-	737
Aged and obsolete supplies and parts	436	230			666
	$2,636	$3,748	$-	$42	$6,342

		Additions
	Balance at January 1, 2007	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2007
Reserve for:
Doubtful accounts and returns	$42	$-	$-	$-	$42
LIFO inventory	5	1,557	-	-	1,562
Aged and obsolete inventory	2	122	-	-	124
Deferred tax valuation allowance	-	472	-	-	472
Aged and obsolete supplies and parts	442	(6)			436
	$491	$2,145	$-	$-	$2,636

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2008 and 2009, and no other independent accountant was so engaged.  There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by our auditor, RubinBrown LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Attestation Report of the Registered Public Accounting Firm

The Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri
March 15, 2010

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2009.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, executive chairman of the board	66	2005	2012
Lee E. Mikles, chief executive officer and president	54	2005	2011
Edwin A. Levy	72	2005	2010
Thomas R. Evans	55	2006	2011
Richard L. Knowlton	77	2007	2012
Paul G. Lorenzini, chief operating officer	70	2007	2012
Donald C. Bedell	68	2008	2010

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Executive chairman of the board	66	2005
Lee E. Mikles	Chief executive officer and president	54	2005
Paul G. Lorenzini	Chief operating officer	70	2008
Douglas D. Hommert	Principal financial officer, executive vice president, secretary and treasurer	54	2005

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
David Baker	Senior vice president - operations support	63	2006
Gary Hess	Senior vice president - commercial operations	58	2006
Benjamin Ladd	Chief financial officer and treasurer	33	2006
Samuel Dortch	Senior vice president - operations	61	2007

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception.  For at least the past five years, Mr. Novelly has been chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system.  Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman and a director of World Point Terminals Inc., a publicly-held Canadian company based in Calgary which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and within the past five years also served on the board of directors of Intrawest Corporation, a company in the destination resorts and adventure travel industry, and The Bear Stearns Companies, Inc., a broker-dealer and global securities and investment firm.

Lee E. Mikles has been our chief executive officer and a member of our board since inception.  In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008.  Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005.  He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005.  Additionally, Mr. Mikles has served on the board of directors of Pacific Capital Bankcorp., Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Imperial Bank and Imperial Bancorp.  He currently serves on the board of directors of Boss Holdings, Inc. and is the chair of the audit committee for Boss Holdings, Inc.

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

Douglas D. Hommert has been our executive vice president, secretary, and treasurer since inception. He was a member of our board from inception through January 14, 2008.  He became our principal financial officer on February 1, 2008.  Mr. Hommert has been executive vice president and general counsel of Apex Oil Company, Inc. since September 2002.  Between October 1988 and September 2002, he was a partner in the St. Louis law firm of Lewis, Rice & Fingersh, L.C.  With that firm, he practiced in the areas of business law, taxation, mergers and acquisitions, financing and partnerships.  He was licensed as a Certified Public Accountant in 1982.

Edwin A. Levy has been a member of our board since November 2005.  In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor.  Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee.  He is a director of World Point Terminals Inc., a publicly-held Canadian company based in Calgary which owns and operates petroleum storage facilities in the United States, and in the past five years was a director of Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing and distributing custom carrying case solutions.

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

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states.  Mr. Bedell is a director of several privately held commercial banks, including First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  He is also a director of World Point Terminals Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals Inc.

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

Gary Hess was the vice president - commercial operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007, senior vice president - sales and marketing between October 15, 2007 and March 12, 2008 and senior vice president - commercial operations since March 13, 2008.  Mr. Hess was the vice president for commercial operations for Bayer Corporation, where he had responsibility for sales, marketing, customer service, purchasing, research and development and quality control, prior to joining Eastman Chemical Company in December 2002 as the market development executive for agrochemicals.  During his tenure with Bayer Corporation, Mr. Hess resided two years in Germany where he directed the market development efforts in pharmaceutical intermediates and photographic chemicals.  In 2004, he was appointed to the position of global business leader for exclusive manufacturing with responsibility for sales, marketing and business development.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based upon the reports provided to us under Section 16(a) of the Exchange Act, all filings required under such section were timely filed by each person who at any time during 2009, was our director or officer or who was a beneficial owner of more than 10% of our common stock, other than Paul G. Lorenzini with respect to purchases made of our common stock in November and December 2009.  Mr. Lorenzini is our director and chief operating officer.

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

Item 11. Executive Compensation.

General

Our board of directors has established a remuneration committee.  The remuneration committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  We paid each of our directors $25,000 for 2009.  We determined for 2009 not to pay salaries, bonuses, or other forms of cash compensation (other than stock options) to any of our executive officers (in their capacities as such) (other than certain executive officers of FutureFuel Chemical Company).  The remuneration committee did approve the awarding of certain stock options to our directors and executive officers in 2009 as described below.  No compensation for our directors or executive officers (other than certain executive officers of FutureFuel Chemical Company) has been set at this time for the calendar year 2010.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2010 results are capable of reasonable estimation.

In 2009, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.  For purposes of the following discussion of executive compensation, the term “executive officers” includes executive officers of both FutureFuel Corp. and FutureFuel Chemical Company.  Only Paul A. Novelly, Lee E. Mikles, Paul G. Lorenzini, and Douglas D. Hommert have been elected officers of FutureFuel Corp. by our board of directors.

Compensation Discussion and Analysis

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees.  In addition, our board adopted an Omnibus Incentive Plan (the “Incentive Plan”) which was approved by our shareholders at our 2007 annual meeting on June 26, 2007.  The Incentive Plan provides equity-based compensation to our executive officers and our directors.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly, Mikles, Lorenzini or Hommert for 2009.  Our executive chairman, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management,

Limited Partnership, LLLP.  Our chief executive officer, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us.  Our executive vice president, secretary and treasurer, Mr. Hommert, receives compensation from our affiliate, Apex Oil Company, Inc.  None of Messrs. Novelly, Mikles, Lorenzini or Hommert received any increase in their salary, bonus, or other income to compensate them for their services to us.  As to our other executive officers, we continued their base salaries paid for 2008 with a modest percentage increase for 2009.

For the year 2009, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of the end of November 2009) after-tax earnings of FutureFuel Chemical Company for the year ended December 31, 2009, subject to certain adjustments.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  FutureFuel Chemical Company employees hired after January 1, 2009 received $250.  Eligible employees hired prior to January 1, 2009 received 48 hours of pay at their normal hourly rate.  Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $40,000, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors.  The bonuses were paid in cash on December 18, 2009.

We expect to establish an annual cash bonus program for fiscal years commencing after 2009 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the remuneration committee will consider performance against Company performance goals to be established, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights.  To date, options for 690,500 shares of stock and awards of 39,800 shares of stock have been made.  We will consider issuing additional stock options, stock awards, and/or stock appreciation rights pursuant to the criteria set forth below.  However, no determinations have been made for 2010.

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

The Incentive Plan will be administered by our board’s remuneration committee (the “Administrator”).  The Administrator may appoint agents to assist it in administering the Incentive Plan.  The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan.  Such delegation may be revoked at any time.  All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The Incentive Plan became effective upon its approval by our shareholders on June 26, 2007 and continues in effect for a term of ten years thereafter unless amended and extended by us or unless earlier terminated.  The individuals and number of persons who may be selected to participate in the Incentive Plan in the future is at the discretion of the Administrator and, therefore, are not determinable at this time.  Likewise, the number of stock options, stock awards, and stock appreciation rights that will be granted, or that would have been granted during the last completed fiscal year if the Incentive Plan had been in effect, to eligible participants pursuant to the Incentive Plan are not determinable at this time.

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

The Administrator may issue other options based upon the following performance criteria either individually, alternatively, or in any combination, applied to either the Company as a whole or to a business unit, subsidiary, or business segment, either individually, alternatively, or in any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, to previous years’ results or to a designated comparison group, in each case as specified by the Administrator: (i) cash flow; (ii) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings); (iii) earnings per share; (iv) growth in earnings or earnings per share; (v) stock price; (vi) return on equity or average shareholders’ equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net operating income; (xiv) operating profit or net operating profit; (xv) operating margin; (xvi) return on operating revenue; (xvii) market share; (xviii) overhead or other expense reduction; (xix) growth in shareholder value relative to the moving average of the S&P 500 Index or a peer group index; (xx) strategic plan development and implementation; and (xxi) any other similar criteria.

Such options will vest and expire (including on a pro rata basis) on such terms as may be determined by the Administrator from time to time consistent with the terms of the Incentive Plan.

The Administrator may award our common stock to participants.  The grant, issuance, retention, or vesting of each stock award may be subject to such performance criteria and level of achievement versus these criteria as the Administrator determines, which criteria may be based on financial performance, personal performance evaluations, or completion of service by the participant.  Unless otherwise provided for by the Administrator, upon the participant’s termination of employment other than due to death or retirement, the unvested portions of the stock award and the shares of our common stock subject thereto will generally be forfeited.  Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to death or retirement, all outstanding stock awards will continue to vest provided certain conditions to be determined are met.  Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to his death, a portion of each outstanding stock award granted to such participant will immediately vest and all forfeiture provisions and repurchase rights will lapse as to a prorated number of shares of common stock determined by dividing the number of whole months since the grant date by the number of whole months between the grant date and the date that the stock award would have fully vested.

The Administrator may grant stock appreciation rights either alone or in conjunction with other awards.  The Administrator will determine the number of shares of common stock to be subject to each award of stock appreciation rights.  The award of stock appreciation rights will not be exercisable for at least six months after the date of grant except as the Administrator may otherwise determine in the event of death, disability, retirement, or voluntary termination of employment of the participant.  Except as otherwise provided by the Administrator, the award of stock appreciation rights will not be exercisable unless the person exercising the award of stock appreciation rights has been at all times during the period beginning with the date of the grant thereof and ending on the date of such exercise, employed by or otherwise performing services for us or one of our subsidiaries.

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

Life Insurance and Other Employee Benefits

Our executive officers who are not officers of FutureFuel Corp. participate in employee welfare plans (life insurance, medical insurance, disability insurance, vacation pay, and the like) maintained by FutureFuel Chemical Company for all of its employees.  We do not provide life insurance or other employee benefits for our executive officers who have been elected to officer positions with both FutureFuel Corp. and FutureFuel Chemical Company.

The Remuneration Committee

Our remuneration committee currently consists of Mr. Bedell, Mr. Knowlton, and Mr. Levy.  Each of these individuals is an “independent director” under the rules of the New York Stock Exchange, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2009.

Summary Compensation Table

Person	Year		Salary		Bonus(e)		Stock Awards(d)		Option Awards(f)		All Other Compensa-tion(b)		Total
Paul A. Novelly(c) Executive chairman FutureFuel Corp.	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 0 100,000	$ $ $	0 0 0	$ $ $	171,050 341,450 0	$ $ $	25,000 25,000 25,000	$ $ $	196,050 366,450 125,000
Lee E. Mikles(c) Chief executive officer FutureFuel Corp.	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	171,050 12,797 0	$ $ $	25,000 25,000 25,000	$ $ $	196,050 37,797 25,000
Paul G. Lorenzini(c) Chief operating officer FutureFuel Corp.	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 100,000 100,000	$ $ $	0 0 0	$ $ $	171,050 127,967 0	$ $ $	25,000 25,000 25,000	$ $ $	196,050 152,967 125,000
Douglas D. Hommert(c) Executive vice president, secretary and treasurer, FutureFuel Corp.	2009 2008 2007	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0
Benjamin Ladd(a) Chief financial officer and treasurer, FutureFuel Chemical Company	2009 2008 2007	$ $ $	169,999 163,943 147,117	$ $ $	46,865 74,788 27,885	$ $ $	0 525 0	$ $ $	33,003 14,584 0	$ $ $	10,719 11,586 99,547	$ $ $	260,586 265,426 274,549
David Baker(a) Senior vice president - operations support, FutureFuel Chemical Company	2009 2008 2007	$ $ $	169,998 170,957 170,005	$ $ $	46,865 75,173 28,270	$ $ $	0 525 0	$ $ $	33,000 14,584 0	$ $ $	14,045 14,266 24,634	$ $ $	263,908 275,505 222,909
Gary Hess(a) Senior vice president - commercial operations, FutureFuel Chemical Company	2009 2008 2007	$ $ $	169,999 170,623 170,000	$ $ $	46,865 75,173 18,268	$ $ $	0 525 0	$ $ $	33,000 14,584 0	$ $ $	15,443 14,633 11,359	$ $ $	265,307 275,538 199,628
Samuel Dortch(a) Senior vice president, operations, FutureFuel Chemical Company	2009 2008 2007	$ $ $	169,998 176,298 145,000	$ $ $	46,865 74,692 27,788	$ $ $	0 0 525	$ $ $	33,000 14,584 0	$ $ $	14,955 20,381 9,689	$ $ $	264,818 286,480 182,477
__________

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)
For Messrs. Novelly, Mikles, and Lorenzini, includes $25,000 in directors fees for 2009, 2008, and 2007 as described below.  For our executive officers, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  2007 includes a relocation allowance of $13,077 for Mr. Baker, and nondeductible moving expenses (grossed up) of $78,746 and deductible moving expenses (not grossed up) of $11,123 for Mr. Ladd.  2008 includes $6,003 of moving expenses for Mr. Dortch, exclusive of $14,686 in deductible moving expenses paid directly to movers.  The above amounts do not include travel expenses reimbursed pursuant to Company policy.

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

(f)
Represents the grant date valuation of the awards under FASB ASC Topic 718.  Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein.

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

In 2009, we awarded 280,500 stock options to our directors, executive officers, and certain other members of our management.  These options vested upon grant, had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTCBB, and expire upon December 21, 2014 if not exercised by that date.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

Grants of Plan-Based Awards
		Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Paul A. Novelly Executive chairman FutureFuel Corp.	04/07/08 12/10/08 12/21/09	100,000 100,000 55,000	100,000 100,000 55,000	100,000 100,000 55,000	0	0	$4.00 $5.65 $7.00	$4.00 $5.65 $7.00
Lee E. Mikles Chief executive officer FutureFuel Corp.	04/07/08 12/21/09	10,000 55,000	10,000 55,000	10,000 55,000	0	0	$4.00 $7.00	$4.00 $7.00
Paul G. Lorenzini Chief operating officer FutureFuel Corp.	04/07/08 12/21/09	100,000 55,000	100,000 55,000	100,000 55,000	0	0	$4.00 $7.00	$4.00 $7.00
Douglas D. Hommert Executive vice president, secretary and treasurer, and principal financial officer, FutureFuel Corp.	n/a	n/a	n/a	n/a	0	0	n/a	n/a
Benjamin Ladd Chief financial officer and treasurer, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,612	10,000 100 10,612	10,000 100 10,612	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
David Baker Senior vice president - operations support, FutureFuel Chemical Company	04/0708 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
Gary Hess Senior vice president - sales and marketing, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
Samuel Dortch Senior vice president, operations, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2009 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Lee E. Mikles	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Paul G. Lorenzini	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Benjamin Ladd	10,612	0	0	$7.00	12/21/14	0	0	0	0
David Baker	10,000 10,611	0	0	$4.00 $7.00	04/07/13 12/21/14	0	0	0	0
Gary Hess	10,611	0	0	$7.00	12/21/14	0	0	0	0
Sam Dortch	10,000 10,611	0	0	$4.00 $7.00	04/07/13 12/21/14	0	0	0	0

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2009, and stock awards which vested in such individual in 2009.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly	n/a	n/a	n/a	n/a
Lee E. Mikles	n/a	n/a	n/a	n/a
Paul G. Lorenzini	n/a	n/a	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a
Benjamin Ladd	n/a	n/a	n/a	n/a
David Baker	n/a	n/a	n/a	n/a
Gary Hess	n/a	n/a	n/a	n/a
Sam Dortch	n/a	n/a	n/a	n/a

Compensation of Directors

We awarded 5,000 stock options to each of our directors in December 2009.  These options vested upon grant, had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTCBB, and expire upon December 21, 2014 if not exercised by that date.  Consistent with prior years, we also paid each of our directors $25,000 for the year 2009.

The following is the compensation our directors earned for 2009.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards(a)	Non- Equity Incentive Plan Compensa- tion	Change in Pension Value and Non- Qualified Deferred Compensa- tion Earnings	All Other Compensa- tion	Total
Paul A. Novelly	$25,000	$0	(b)	$0	$0	$0	$25,000
Lee E. Mikles	$25,000	$0	(b)	$0	$0	$0	$25,000
Edwin A. Levy	$25,000	$0	$15,550	$0	$0	$0	$40,550
Thomas R. Evans	$25,000	$0	$15,550	$0	$0	$0	$40,550
Richard L. Knowlton	$25,000	$0	$15,550	$0	$0	$0	$40,550
Paul G. Lorenzini	$25,000	$0	(b)	$0	$0	$0	$0
Donald C. Bedell	$25,000	$0	$15,550	$0	$0	$0	$40,550
__________

(a)	The amounts reported represent the grant date fair value of options vested in 2009 and recognized as expense in our financial statements in 2009, measured in accordance with ASC 718.

(b)	Messrs. Novelly, Mikles and Lorenzini also received compensation as executive officers and their stock options are included in the discussion above regarding our executive officers.

Compensation Committee Interlocks and Insider Participation

The members of our remuneration committee during 2009 were Mr. Bedell, Mr. Knowlton, and Mr. Levy and the committee was chaired by Mr. Bedell.  None of such individuals are or have been an officer or employee of the Company.

Mr. Novelly, our executive chairman of the board, and Mr. Mikles, our chief executive officer and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee and Mr. Mikles is a member of its audit committee.  Mr. Novelly, Mr. Levy (one of our directors and a member of our remuneration committee), and Mr. Bedell (one of our directors and a member of our remuneration committee) are directors of World Point Terminals Inc.; World Point Terminals Inc. does not have a separate compensation committee.

Compensation Committee Report

The remuneration committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management.  Based on this review and discussions, the remuneration committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2009, we issued options to purchase 690,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	422,500		1,939,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 28,572,570 shares of our common stock are issued and outstanding and we have issued warrants to purchase 19,292,930 additional shares of our common stock, of which 19,292,930 are unexercised.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares and warrants owned by all persons known by us to be the beneficial owners of more than 5% of our shares of common stock and warrants as of March 11, 2009.

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(f)
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	11,547,500	40.4%	6,012,600	31.2%	17,560,100	36.7%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,256,875	7.9%	59,375	0.3%	2,316,250	4.8%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	1,800,000	6.3%	1,800,000	9.3%	3,600,000	7.5%

	Common Stock		Warrants		Fully Diluted
Name and Address of Beneficial Owner	Amount of Beneficial Ownersh	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(f)
Fir Tree, LLC, Camellia Partners, LLC, Jeffrey Tannenbaum and Andrew Fredman, 505 Fifth Avenue, 23rd Floor, New York, NY 10017(d)	0	0.0%	1,350,000	7.0%	1,350,000	2.8%
Burlingame Equity Investors, LP, One Market Street, Spear Street Tower, Suite 3750, San Francisco, California 94105(e)	567,350	2.0%	1,972,500	10.2%	2,539,850	5.3%
Osmium Special Situations Fund Ltd., Canon’s Court, 22 Victoria Street, Hamilton, Bermuda DO HM 11(g)	4,212,292	14.7%	3,014,150	15.6%	7,226,442	15.1%
David M. Knott, 485 Underhill Blvd., Suite 205, Syosset, New York 11791-3419(h)	2,204,380	7.7%	1,763,900	9.1%	3,968,280	8.3%
__________

(a)
Includes 10,822,500 shares of common stock and 6,012,600 warrants held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co. and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,110,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.  Also includes 46,875 shares of common stock and 46,875 warrants held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.

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

(e)
Based solely upon a Schedule 13G/A filed with the SEC on February 12, 2010.  Burlingame Equity Investors, LP beneficially owns 376,067 shares of common stock and 1,330,668 warrants.  Burlingame Equity Investors II, LP beneficially owns 45,787 shares of common stock and 164,410 warrants.  Burlingame Equity Investors (Offshore) Ltd. beneficially owns 72,994 shares of common stock and 477,422 warrants.  Burlingame Special Opportunities III, LP owns 72,504 shares of common stock.  Burlingame Asset Management, LLC is the general partner of Burlingame Equity Investors, LP, Burlingame Equity Investors II, LP, and Burlingame Special Opportunities III, LP, and is the investment manager of Burlingame Equity Investors (Offshore) Ltd. and may be deemed to beneficially own the shares and warrants held by them.  Mr. Blair E. Sanford is the managing member of Burlingame Asset Management, LLC and may be deemed to beneficially own the shares and warrants held by it.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.  Subsequent to the filing of the Schedule 13G/A. these entities exercised, in the aggregate, 332,270 warrants.  However, we do not know how these exercises were allocated amongst this group.

(f)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

(g)
Based solely on Schedule 13Gs, Form 3 and Form 4s filed with the SEC.  Mr. Chris Kuchanny, as chairman and chief executive officer of Osmium Special Situations Fund Ltd., may, by virtue of such position, be deemed to have beneficial ownership of such shares and warrants.  Mr. Kuchanny disclaims beneficial ownership other than the portion of such shares and warrants which relates to his individual economic interest in Osmium Special Situations Fund Ltd.  Except as set fort in this footnote, we have no knowledge as to the beneficial owners of Osmium Special Situations Fund Ltd.

(h)
Based solely on Schedule 13G, Form 3 and Form 4s filed with the SEC.  Knott Partners, L.P. beneficially owns 895,900 shares of common stock and 883,800 warrants.  Shoshone Partners, L.P. beneficially owns 236,630 shares of common stock and 355,300 warrants.  Mulsanne Partners, L.P. beneficially owns 178,400 shares of common stock.  Knott Partners Offshore Master Fund, L.P. beneficially owns 824,150 shares of common stock and 454,200 warrants.  69,300 shares of common stock and 70,600 warrants are held in accounts managed by Dorset Management Corporation.  David M. Knott is the managing member of Knott Partners Management, LLC, a general partner of Knott Partners, L.P. and the sole director of Dorset Management Corporation.  Knott Partners Management, LLC is: (i) the sole general partner of Shoshone Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Mulsanne Partners, L.P.; and (ii) the managing general partner of Knott Partners, L.P.  As a result of Mr. Knott’s interests in Knott Partners Management, LLC and in Dorset Management Corporation, Mr. Knott has investment discretion and control of the securities described above.  Mr. Knott may be deemed to beneficially own an indirect pecuniary interest in the securities described above as a result of its performance-related fee.  Except with respect to Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Shoshone Partners, L.P., in which Mr. Knott owns a beneficial interest, Mr. Knott disclaims beneficial ownership therein except to the extent ultimately realized.  Each of Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., Shoshone Partners, L.P., Mulsanne Partners, L.P. and each of the managed accounts disclaims beneficial ownership of securities reported as owned by any other party.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.

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

	Common Stock		Warrants		Fully Diluted
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock	Amount of Beneficial Ownership	Percent of Warrants	Amount of Beneficial Ownership	Percent of Common Stock and Warrants(d)
Paul A. Novelly(a)	11,547,500	40.4%	6,012,600	31.2%	17,560,100	36.7%
Lee E. Mikles(b)	2,256,875	7.9%	59,375	0.3%	2,316,250	4.8%
Douglas D. Hommert(c)	260,000	0.9%	--	0.0%	260,000	0.5%
Edwin A. Levy	260,000	0.9%	--	0.0%	260,000	0.5%
Thomas R. Evans	30,000	0.1%	30,000	0.2%	60,000	0.1%
Richard L. Knowlton	160,000	0.6%	--	0.0%	160,000	0.3%
Paul G. Lorenzini(e)	400,000	1.4%	--	0.0%	400,000	0.8%
Donald C. Bedell	10,000	0.0%	--	0.0%	10,000	0.0%
David Baker	6,650	0.0%	--	0.0%	6,650	0.0%
Gary Hess	10,100	0.0%	--	0.0%	10,100	0.0%
Sam Dortch	100	0.0%	--	0.0%	100	0.0%
Ben Ladd	20,100	0.1%	--	0.0%	20,100	0.0%

All directors and executive officers	14,961,325	52.4%	6,101,975	31.6%	21,063,300	44.0%
__________

(a)
Includes 10,822,500 shares of common stock and 6,012,600 warrants held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,110,000 shares of common stock held by Lee E. Mikles Revocable Trust dated March 26, 1996 and 100,000 shares of common stock held by Lee E. Mikles Gift Trust dated October 6, 1999.  Also includes 12,500 warrants held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles household.  However, Mr. Mikles is not the trustee of such trust and disclaims beneficial ownership.  Also includes 46,875 shares of common stock and 46,875 warrants held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.

(c)
Includes 260,000 shares of common stock held by the Douglas D. Hommert Revocable Trust, which is a trust established by Mr. Hommert for the benefit of his descendants, of which Mr. Hommert is the trustee.

(d)	Assumes the exercise of all warrants issued and outstanding as of the date of this report.

(e)	Includes 50,000 shares of common stock owned by Mr. Lorenzini’s spouse. Mr. Lorenzini disclaims beneficial ownership thereof.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock issued as follows (“founding shares”).

Founding Shareholder	Shares	Relationship to the Company
St. Albans Global Management, Limited Partnership, LLLP	2,250,000	Shareholder (affiliate of Mr. Novelly)
Lee E. Mikles Revocable Trust	2,000,000	Shareholder (affiliate of Mr. Mikles)
Douglas D. Hommert Revocable Trust	250,000	Shareholder (affiliate of Mr. Hommert)
Edwin A. Levy	250,000	Director and Shareholder
Joe C. Leach	250,000	Shareholder
Edwin Wahl	150,000	Shareholder
Jeffery Call	150,000	Shareholder
Mark R. Miller	100,000	Shareholder
Lee E. Mikles Gift Trust	100,000	Shareholder (affiliate of Mr. Mikles)
Ken Fenton	75,000	Shareholder
RAS1, LLC	50,000	Shareholder

Change in Control

We are not aware of any arrangement the operation of which may at a date subsequent to the date of this report result in a change in control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Sales of Products

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us diesel fuel, gasoline, and other petroleum products for use in our biofuels business.  Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials.

Lease of Centrifuge

We executed an agreement with South Riding Point Holding, Ltd. to lease a centrifuge at a lease rate of $750 per day.  This lease commenced upon delivery and installation of the centrifuge, which occurred in March 2009.  South Riding Point Holding, Ltd. is a wholly-owned subsidiary of World Point Terminals Inc., an affiliate of Mr. Novelly.  The lease terminated on September 30, 2009 and the centrifuge was returned to us.

Other related party transactions are detailed in Note 18 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

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

In addition, we adopted a Code of Ethics and Business Conduct which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries.  This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code.  This Code was adopted by our board on November 30, 2005, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).

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

Edwin A. Levy
Thomas R. Evans
Richard L. Knowlton
Donald C. Bedell

In addition, each member of our board of directors’ remuneration, audit, and nominating committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009 and 2008, we incurred $292,000 and $307,000, respectively, for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2009 and 2008, we incurred $13,130 and $12,000, respectively, for employee benefit plan audits from RubinBrown LLP.

Tax Fees

During fiscal 2009 and 2008, we incurred fees of $15,500 and $15,100, respectively, for tax compliance, tax advice, and tax planning services from RubinBrown LLP.

All Other Fees

No other fees were incurred by us from RubinBrown LLP in fiscal 2009 or 2008.

Pre-Approval Policies

Our audit committee approves the engagement of our independent auditors prior to their rendering audit or non-audit services and sets their compensation.  Pursuant to SEC regulations, our audit committee approves all fees payable to the independent auditors for all routine and non-routine services provided.  Our audit committee considers and approves the budget for the annual audit and financial statement review services prior to the initiation of the work.  Non-routine services in the ordinary course of business which are not prohibited under SEC regulation, such as tax planning, tax compliance, and other services generally, are pre-approved on a case-by-case basis.

Forward Looking Information

This report contains or incorporates by reference “forward-looking statements”.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend”, and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.  These forward-looking statements are based on current management assumptions and are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market, and regulatory conditions as well as, but not limited to, the following:

•	conflicts of interest of our officers and directors;

•	potential future affiliations of our officers and directors with competing businesses;

•	the control by our founding shareholders of a substantial interest in us;

•	the highly competitive nature of the chemical and alternative fuel industries;

•	fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer or which form a portion of our business;

•	changes in technology may render our products or services obsolete;

•	failure to comply with governmental regulations could result in the imposition of penalties, fines, or restrictions on operations and remedial liabilities;

•	the operations of our biofuels business may be harmed if the applicable government were to change current laws and/or regulations;

•
we may engage in hedging transactions in an attempt to mitigate exposure to price fluctuations in petroleum product transactions and other portfolio positions which may not ultimately be successful; and

•	we may not continue to have access to capital markets and commercial bank financing on favorable terms and we may lose our ability to buy on open credit terms.

Although we believe that the expectations reflected by such forward-looking statements are reasonable based on information currently available to us, no assurances can be given that such expectations will prove to have been correct.  All forward-looking statements included herein and all subsequent oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as to their particular dates.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)         List separately all financial statements filed as part of this report.

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2009 and 2008 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity and Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007.

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

4.1.
Stock Escrow Agreement dated July 12, 2006 among FutureFuel Corp., Capita IRG (Offshore) Limited, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.1 to Form 10 filed April 24, 2007)

4.2.
Warrant Deed dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 4.2 to Form 10 filed April 24, 2007); Addendum to Warrant Deed dated July 18, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands), Limited (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2009)

4.3
Insider Letters dated July 12, 2006 to FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd from the following persons: (incorporated by reference to Exhibit No. 4.3 to Form 10 filed April 24, 2007)

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

4.5.
Registration Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April 24, 2007)

4.6.
Lock-in Deed dated July 12, 2006 among FutureFuel Corp., KBC Peel Hunt Ltd, St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Paul Anthony Novelly, Lee E. Mikles, Douglas D. Hommert, Thomas R. Evans and William J. Doré (incorporated by reference to Exhibit No. 4.6 to Form 10 filed April 24, 2007)

10.1.
Placing Agreement dated July 12, 2006 among CRT Capital Group LLC, KBC Peel Hunt Ltd, FutureFuel Corp. and FutureFuel Corp.’s Directors (incorporated by reference to Exhibit No. 10.1 to Form 10 filed April 24, 2007)

10.2.
Offshore Registrar Agreement dated July 12, 2006 between FutureFuel Corp. and Capita IRG (Offshore) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10 filed April 24, 2007); Registrar Agreement dated June 27, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10-K filed March 16, 2009)

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

10.13	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)

10.14	Car Subleasing Agreement dated November 1, 2006 between Apex Oil Company, Inc. and FutureFuel Chemical Company (incorporated by reference to Exhibit No. 10.14 to Form 10 filed April 24, 2007)

10.15	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.16	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

11.	Statement re Computation of per Share Earnings

21.	Subsidiaries of FutureFuel Corp.

23	Consent of RubinBrown LLP

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

Date:  March 15, 2010