Form 10-Q
period 2010-03-31
FutureFuel Corp.
filed 2010-05-10
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2010: 35,829,753

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2010, our audited consolidated balance sheet as at December 31, 2009, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2010 and March 31, 2009, and our consolidated statements of cash flows for the three-month periods ended March 31, 2010 and March 31, 2009.
FutureFuel Corp.
Consolidated Balance Sheets
As at March 31, 2010 and December 31, 2009
(Dollars in thousands)
	(Unaudited) March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$104,595	$65,512
Accounts receivable, net of allowances of $0	24,732	21,759
Inventory	29,181	26,444
Income taxes receivable	-	912
Prepaid expenses	1,248	1,297
Prepaid expenses - related parties	-	23
Marketable and auction rate securities	13,055	6,811
Other current assets	748	828
Total current assets	173,559	123,586
Property, plant and equipment, net	119,941	119,248
Intangible assets	179	208
Other assets	2,615	2,965
Total noncurrent assets	122,735	122,421
Total Assets	$296,294	$246,007

Liabilities and Stockholders’ Equity
Accounts payable	$10,571	$14,269
Accounts payable - related parties	416	556
Income taxes payable	774	-
Current deferred income tax liability	3,280	3,172
Deferred revenue – short-term	1,076	-
Accrued expenses and other current liabilities	4,167	2,832
Accrued expenses and other current liabilities - related parties	27	67
Total current liabilities	20,311	20,896
Deferred revenue – long-term	10,353	9,348
Contingent liability	231	-
Other noncurrent liabilities	1,392	1,376
Noncurrent deferred income tax liability	24,176	24,118
Total noncurrent liabilities	36,152	34,842
Total Liabilities	56,463	55,738
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 35,819,753 and 28,190,300 issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Accumulated other comprehensive income	164	38
Additional paid in capital	213,375	167,598
Retained earnings	26,289	22,630
Total stockholders’ equity	239,831	190,269
Total Liabilities and Stockholders’ Equity	$296,294	$246,007

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues	$47,763	$38,845
Revenues – related parties	-	892
Cost of goods sold	37,492	30,472
Cost of goods sold – related parties	1,445	1,903
Distribution	771	1,007
Distribution – related parties	114	-
Gross profit	7,941	6,355
Selling, general and administrative expenses
Compensation expense	731	494
Other expense	496	494
Related party expense	35	64
Research and development expenses	900	1,011
	2,162	2,063
Income from operations	5,779	4,292
Interest income	122	222
Interest expense	(6)	(8)
Loss on foreign currency	-	(3)
Other income	24	3
	140	214
Income before income taxes	5,919	4,506
Provision for income taxes	2,260	1,685
Net income	$3,659	$2,821

Earnings per common share
Basic	$0.13	$0.10
Diluted	$0.12	$0.10
Weighted average shares outstanding
Basic	29,265,383	28,190,300
Diluted	30,957,968	28,196,985

Comprehensive Income
Net income	$3,659	$2,821
Other comprehensive income (loss), net of tax of $77 in 2010 and $(9) in 2009	126	(15)
Comprehensive income	$3,785	$2,806

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows provided by operating activities
Net income	$3,659	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,937	1,769
Provision for deferred income taxes	88	366
Change in fair value of derivative instruments	(41)	97
Losses on disposals of fixed assets	24	-
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	(2,973)	1,128
Inventory	(2,737)	(3,251)
Income taxes receivable	912	792
Prepaid expenses	49	83
Prepaid expenses – related parties	23	-
Accrued interest on marketable debt securities	(5)	2
Other assets	116	253
Accounts payable	(3,697)	(2,072)
Accounts payable – related parties	(139)	(422)
Income taxes payable	774	484
Accrued expenses and other current liabilities	1,334	647
Accrued expenses and other current liabilities – related parties	(40)	-
Deferred revenue	2,081	(135)
Other noncurrent liabilities	10	80
Net cash provided by operating activities	1,381	2,648
Cash flows from investing activities
Collateralization of derivative instruments	353	3,398
Proceeds from the sale of marketable securities	-	15,973
Sales (purchases) of auction rate securities, net	-	1,750
Proceeds from the sale of commercial paper	-	15,424
Acquisition of a granary	-	(1,252)
Contingent purchase price payment	-	(47)
Purchase of preferred stock and trust preferred securities	(6,034)	-
Capital expenditures	(2,394)	(8,075)
Net cash provided by (used in) investing activities	(8,075)	27,171
Cash flows from financing activities
Proceeds from the issuance of stock	45,777	-
Net cash provided by financing activities	45,777	-
Net change in cash and cash equivalents	39,083	29,819
Cash and cash equivalents at beginning of period	65,512	27,455
Cash and cash equivalents at end of period	$104,595	$57,274

Cash paid for interest	$-	$-

Cash paid for income taxes	$475	$25

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

Eastman SE, Inc.

Eastman SE was incorporated under the laws of the state of Delaware on September 1, 2005 and subsequent thereto operated as a wholly-owned subsidiary of Eastman Chemical through October 31, 2006.  Eastman SE was incorporated for purposes of affecting a sale of Eastman Chemical’s manufacturing facility in Batesville, Arkansas (the “Batesville Plant”).  Commencing January 1, 2006, Eastman Chemical began transferring the assets associated with the business of the Batesville Plant to Eastman SE.

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

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2009 audited consolidated financial statements and should be read in conjunction with the 2009 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform to the current year presentation.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	March 31, 2010	December 31, 2009
At first-in, first-out or average cost (approximates current cost)
Finished goods	$13,050	$14,078
Work in process	1,643	1,841
Raw materials and supplies	19,486	16,451
	34,179	32,370
LIFO reserve	(4,998)	(5,926)
Total inventories	$29,181	$26,444

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $400 and a gain of $1,473 for the three months ended March 31, 2010 and 2009, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2010		December 31, 2009
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in prepaid expenses and other current assets	(125)	$(1,705)	(150)	$(1,998)
Regulated fixed price future commitments, included in other current assets	(61)	$(184)	10	$68

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,203 and $2,556 at March 31, 2010 and December 31, 2009, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable debt securities

FutureFuel has made investments in certain auction rate securities.  As of March 31, 2010, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through March 31, 2010.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $2,800 at both March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, FutureFuel had investments in certain preferred stock and trust preferred securities.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available for sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The fair market value of these preferred stock and trust preferred securities, including accrued interest, totaled $10,255 and $4,011 at March 31, 2010 and December 31, 2009, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2010	December 31, 2009
Accrued employee liabilities	$2,323	$1,499
Accrued property, use and franchise taxes	1,339	1,064
Other	532	336
Total	$4,194	$2,899

6)           Borrowings

In March 2007 FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and the general corporate purposes of FutureFuel Chemical.  The facility terminated on March 10, 2010 and was subsequently renewed and extended on March 14, 2010 expiring on June 30, 2013 with only slight modifications to the original credit agreement.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
≥ 2 < 3	-0.70%	1.55%
≥ 1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

There is an unused commitment fee of 0.325% per annum.  The ratio of EBITDA to fixed charges may not be less than 3:1.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

At March 31, 2010, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended March 31,
	2010	2009
Provision for income taxes	$2,260	$1,685
Effective tax rate	38.2%	37.4%

The effective tax rates for the three months ended March 31, 2010 and 2009 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at March 31, 2010 and December 31, 2009, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $148 and $138 at March 31, 2010 and December 31, 2009, respectively, for interest or tax penalties.

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

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2010	2009
Net income available to common stockholders	$3,659	$2,821

Weighted average number of common shares outstanding	29,265,383	28,190,300
Effect of warrants	1,663,706	-
Effect of stock options	28,879	6,685
Weighted average diluted number of common shares outstanding	30,957,968	28,196,985

Basic earnings per share	$0.13	$0.10
Diluted earnings per share	$0.12	$0.10

Certain warrants to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2009 as they were anti-dilutive for the period.  The weighted average number of warrants excluded on this basis was 21,317,500.  Additionally, certain options to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 280,500 and 105,000, respectively.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2010	$42,929	$4,834	$47,763
March 31, 2009	$35,853	$3,884	$39,737

For the three months ended March 31, 2010 and 2009, revenues from Mexico accounted for 9% and 8%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2010 and 2009 did not exceed 2% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

	For the three months ended March 31,
	2010	2009
Revenues
Chemicals	$43,602	$35,860
Biofuels	4,161	3,877
Revenues	$47,763	$39,737

Segment gross profit
Chemicals	$9,226	$7,375
Biofuels	(1,285)	(1,020)
Segment gross margins	7,941	6,355
Corporate expenses	(2,162)	(2,063)
Income before interest and taxes	5,779	4,292
Interest and other income	146	225
Interest and other expense	(6)	(11)
Provision for income taxes	(2,260)	(1,685)
Net income	$3,659	$2,821

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

10)         Fair value measurements

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2010 and December 31, 2009.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	10,255	10,255	-	-
Derivative instruments	$(1,889)	$(1,889)	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	4,011	4,011	-	-
Derivative instruments	$(1,930)	$(1,930)	$-	$-

FutureFuel's Level 1 assets held at March 31, 2010 and December 31, 2009 were preferred stock and trust preferred securities and are included with marketable and auction rate securities on our consolidated balance sheets presented elsewhere herein.  Each of the securities held in this class actively trade on established public markets with price quotes readily available.  FutureFuel's Level 1 liabilities at March 31, 2010 and December 31, 2009 were derivative instruments and are included with other current assets on our consolidated balance sheets presented elsewhere herein, net of cash held as margin in the same account.  Derivative instruments are comprised of heating oil futures contracts and options on futures contracts that we utilize to hedge feedstock purchases and sales of biodiesel and diesel.  These futures and options contracts actively trade on established public markets with price quotes readily available.

FutureFuel's Level 2 assets held at March 31, 2010 and December 31, 2009 were auction rate securities and are included with marketable and auction rate securities on our consolidated balance sheets presented elsewhere herein.  This class includes a single security, the price of which is quoted in a relatively inactive market.  In determining fair value, FutureFuel utilized this quoted market price, with additional consideration given to market values of similar securities.

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) two product lines (CPOs and DIPB) produced under conversion contracts for another customer; and (iv) an industrial intermediate manufactured for a customer for use in the antimicrobial industry.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that we group into “other products”.

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

We procure all of our own biodiesel feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  We recently completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  We believe we successfully demonstrated our ability to keep our former continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock.  We are currently making process changes that will allow us to use high free fatty acid/low cost feedstock.  After the alterations are made, our plant should be able to produce a fungible product that can be handled in pipelines as well as truck and rail transportation, although no assurances can be given that we will be successful.

Uncertainty related to our future biodiesel production relates to changes in feedstock prices relative to biodiesel prices and the $1.00 per gallon federal blender's tax credit, which terminated at the end of 2009 and has not been renewed.  See “Risk Factors” below.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues:  Revenues for the three months ended March 31, 2010 were $47,763,000 as compared to revenues for the three months ended March 31, 2009 of $39,737,000, an increase of 20%.  Revenues from biofuels increased 7% and accounted for 9% of total revenues in 2010 as compared to 10% in 2009.  Revenues from chemicals increased 22% and accounted for 91% of total revenues in 2010 as compared to 90% in 2009.  Within the chemicals segment, revenues for 2010 changed as follows as compared to 2009: revenues from the bleach activator increased 23%; revenues from the proprietary herbicide and intermediates decreased 18%; revenues from CPOs increased more than 100%; revenues from DIPB decreased 12%; and revenues from all other chemical products increased 79%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 61% of revenues for the three months ended March 31, 2010 as compared to 69% for the three months ended March 31, 2009.  The increase in revenue from the bleach activator during 2010 as compared to 2009 was attributable to higher volumes sold in 2010.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, the decrease in revenues in 2010 as compared to 2009 was primarily a result of lower volumes, partially offset by a moderate price increase resulting from higher raw material costs.

Revenues from CPOs and DIPB together increased 58% during 2010.  The end market for CPOs is the automotive industry and demand for this product was impacted by both economic conditions and an inventory build by our customer at the end of 2008, resulting in no revenues in the first quarter of 2009.  Demand for CPOs returned in the first quarter of 2010.  Revenues from DIPB in the first quarter of 2010 were down as compared to the first quarter of 2009 as a result of price reductions and, to a lesser extend volume.

Increased revenues in 2010 from the biofuels segment resulted from higher volumes of petrodiesel distributed to our regional market.  We completed shipment of biodiesel under two large sales that had been executed in 2009; otherwise we sold no biodiesel during the first quarter of 2010 as a result of the expiration of the $1.00 per gallon federal blender's credit at the end of 2009.  The volume of biodiesel sold in the first quarter of 2010 decreased 69% as compared to 2009.  The volume of petrodiesel sold in the first quarter of 2010 increased 169% as compared to 2009.  This increase was a result of success with our regional fuel distribution strategy.  Finally, we purchased a granary in March 2009 and, because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, rice, and corn.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the first three months of 2010 were $39,822,000 as compared to total cost of goods sold and distribution for 2009 of $33,382,000, an increase of 19%.

Cost of goods sold and distribution for the first quarter of 2010 for our chemicals segment were $34,376,000 as compared to cost of goods sold and distribution for the first quarter of 2009 of $28,485,000.  On a percentage basis, the 21% increase in cost of goods sold and distribution was slightly less than the 22% increase in chemicals segment revenues.

Cost of goods sold and distribution for the first quarter of 2010 for our biofuels segment were $5,446,000 as compared to cost of goods sold and distribution for the first quarter of 2009 of $4,897,000.  On a percentage basis, cost of goods sold and distribution increased 11% versus an increase in revenues of 7%.  This difference is a result of growth in our fuel distribution business, changes in profit from hedging activity, and an inventory adjustment in the first quarter of 2010.  In our fuel distribution business, we sell petrodiesel and biodiesel blends of less than 5% to as much as 20%.  The margin we earn on the petrodiesel resold as a stand-alone product or as a component of the biodiesel blend is generally less than we earn on biodiesel.  With respect to hedging activity, we incurred a loss of $400,000 during the first quarter of 2010 as compared to a gain of $1,473,000 in the first quarter of 2009.  Finally, as a result of the expiration of the $1.00 per gallon federal blender's credit, our cost of biodiesel feedstock at March 31, 2010 exceeded its market value, requiring a downward inventory adjustment.  Cost of goods sold for the first quarter of 2010 includes a charge to reduce these inventories to market value.

Operating Expenses: Operating expenses increased 5%, from $2,063,000 in the first three months of 2009 to $2,162,000 in the first three months of 2010.  Compensation expense increased 48% as a result of additions to our chemical sales department, moderate increases in wages, and a full quarter of expense related to the granary as compared to a partial month in 2009.  Other expense for the first three months of 2010 was unchanged from the same period of 2009.  Related party expense decreased 45% as a result of reduced travel.  Finally, research and development expense decreased 11% from $1,011,000 for the first three months of 2009 to $900,000 in 2010; this decrease is the result of reduced external spending on certain development efforts related to our biofuels segment.

Provision for Income Taxes: The effective tax rates for the three months ended March 31, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $714,000 at March 31, 2010.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for six specialty chemical products in 2009 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $14,614,000 and $14,172,000 for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the three months ended March 31, 2010 and 2009 are set forth in the following chart.

(Dollars in thousands)

	March 31, 2010	March 31, 2009
Net cash provided by operating activities	$1,381	$2,648
Net cash provided by (used in) investing activities	$(8,075)	$27,171
Net cash provided by financing activities	$45,777	$-

Operating Activities:  Cash provided by operating activities decreased from $2,648,000 during the first quarter of 2009 to $1,381,000 during the first quarter of 2010.  Discussion of the significant components of this change follows.  Cash provided by (used in) the change in accounts receivable decreased from $1,128,000 in the first quarter of 2009 to $(2,973,000) in 2010.  This decrease is attributable to generally higher sales activity in the first quarter of 2010 as compared to 2009 and, hence, higher receivable balances at the end of the first quarter of 2010.  In addition, we agreed with a customer to accept prepayment of certain invoices at the end of 2009 in exchange for extended payment terms for product shipped in the first quarter of 2010.  Cash used in the change in accounts payable, including related party balances, increased from $2,494,000 in the first quarter of 2009 to $3,836,000 in 2010.  This increase is attributable to payments during the first quarter of 2010 for grain purchased in the fourth quarter of 2009 – there were no such payments in the first quarter of 2009 as we did not purchase the granary until March 2009 and there were no outstanding payables at the time of the acquisition.  Cash provided by (used in) changes in deferred revenue increased from $(135,000) in the first three months of 2009 to $2,081,000 in 2010.  Certain customers reimbursed us for capital expenditures we incurred in the construction or modification of assets to produce new products.  In addition, the State of Arkansas began funding a capital project to expand and improve the rail infrastructure at our site.  This funding by the customers and government was recognized as deferred revenue to be amortized over the expected life of the respective customer relationship or asset.

Investing Activities:  Cash provided by (used in) investing activities decreased from $27,171,000 in the first quarter of 2009 to $(8,075,000) in the first quarter of 2010.  This decrease is primarily attributable to changes in net cash flows from short term investments.  Cash provided by (used in) the proceeds from the sale of marketable securities, the net purchases of auction rate securities, the proceeds from the sale of commercial paper and the purchase of preferred stock and trust preferred securities was $33,147,000 in the first three months of 2009 as compared to $(6,034,000) in 2010.  The investing activities which spurred these changes are further described below under

“Capital Management”.  In addition to cash flows from short term investments, the decrease in cash provided by investing activities was partially attributable to a decline in cash provided by the collateralization of derivative instruments, which decreased from $3,398,000 in the first three months of 2009 to $353,000 in 2010.  Partially offsetting the decreases in cash provided by (used in) investing activities described above, cash used for capital expenditures decreased from $8,075,000 in the first three months of 2009 to $2,394,000 in 2010.

Financing Activities:  Cash provided by financing activities increased from $- in the first quarter of 2009 to $45,777,000 in the first quarter of 2010.  This change is entirely attributable to proceeds from the issuance of stock in the first quarter of 2010, stemming from certain warrant holders exercising such warrants.

Credit Facility

FutureFuel Chemical Company entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures and general corporate purposes of FutureFuel Chemical Company.  The facility terminated on March 10, 2010 and was subsequently renewed and extended on March 14, 2010 expiring on June 30, 2013 with only slight modifications to the original credit agreement.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate dependent upon certain leverage ratios.

There is an unused commitment fee of 0.325% per annum.  The ratio of EBITDA to fixed charges may not be less than 3:1.  FutureFuel has guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

As of March 31, 2010 and December 31, 2009, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by operations as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2010 and December 31, 2009.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2010 or December 31, 2009 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis and/or price for that volume.

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

In the first quarter of 2010, these funds were predominantly held in cash or cash equivalents at multiple financial institutions and, to a lesser degree, preferred stock and trust preferred securities.  We also maintained a small position in auction rate securities.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  The fair market value of these instruments approximated their par value and, including accrued interest, totaled $2,800,000 at March 31, 2010.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

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

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (electricity, coal, biofuels feedstock, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2010 or 2009.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuels being sold.  As of March 31, 2010 and December 31, 2009, the fair values of our derivative instruments were a net liability in the amount of $1,889,000 and $1,930,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2010.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.5% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit:.

 (Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Natural Gas	218,677	MCF	10.0%	$ 130	1.6%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2010.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of March 31, 2010 and December 31, 2009, we had no borrowings and were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of March 31, 2010 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing except as follows.

The federal excise tax credit for biodiesel expired on December 31, 2009 and Congress has not enacted legislation to extend this credit.  If the credit permanently expires, FutureFuel Chemical Company’s cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blender's that blend B20 made from soy, canola and other vegetable oils and animal fats receive a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) receive half of this credit.  The tax incentive generally is taken by petroleum distributors and is passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2009.

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2009.  If the tax credit is not extended, FutureFuel Chemical Company’s biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, FutureFuel Chemical Company would realize a negative biodiesel production margin.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

On March 12, 2010, we declared a special cash dividend of $0.20 per share on our common stock, with a record date of March 23, 2010 and a payment date of April 9, 2010.  Payment of the dividend was issued on April 9, 2010 as originally announced.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description
10.10.2	Second Modification Agreement dated March 14, 2010 to the Credit Agreement between FutureFuel Chemical Company and Regions Bank
31(a)	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b)	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
32	Section 1350 Certification of chief executive officer and principal financial officer

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

Date:  May 10, 2010