Form 10-Q
period 2010-06-30
FutureFuel Corp.
filed 2010-08-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2010: 39,973,849

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2010, our audited consolidated balance sheet as at December 31, 2009, our unaudited consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2010 and June 30, 2009, and our consolidated statements of cash flows for the six-month periods ended June 30, 2010 and June 30, 2009.
FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2010 and December 31, 2009
(Dollars in thousands)
	(Unaudited) June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$115,884	$65,512
Accounts receivable, net of allowances of $0	23,474	21,759
Inventory	29,287	26,444
Income taxes receivable	800	912
Prepaid expenses	760	1,297
Prepaid expenses - related parties	-	23
Marketable and auction rate securities	12,519	6,811
Other current assets	1,481	828
Total current assets	184,205	123,586
Property, plant and equipment, net	119,784	119,248
Intangible assets	151	208
Other assets	2,536	2,965
Total noncurrent assets	122,471	122,421
Total Assets	$306,676	$246,007

Liabilities and Stockholders’ Equity
Accounts payable	$9,988	$14,269
Accounts payable - related parties	272	556
Current deferred income tax liability	3,028	3,172
Deferred revenue – short-term	1,048	-
Accrued expenses and other current liabilities	4,688	2,832
Accrued expenses and other current liabilities - related parties	21	67
Total current liabilities	19,045	20,896
Deferred revenue – long-term	12,946	9,348
Contingent liability	427	-
Other noncurrent liabilities	1,408	1,376
Noncurrent deferred income tax liability	24,045	24,118
Total noncurrent liabilities	38,826	34,842
Total Liabilities	57,871	55,738
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 39,522,553 and 28,190,300 issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	4	3
Accumulated other comprehensive income	98	38
Additional paid in capital	234,713	167,598
Retained earnings	13,990	22,630
Total stockholders’ equity	248,805	190,269
Total Liabilities and Stockholders’ Equity	$306,676	$246,007

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2010	2009
Revenues	$51,714	$41,831
Cost of goods sold	43,484	34,153
Cost of goods sold – related parties	895	594
Distribution	932	1,211
Distribution – related parties	101	-
Gross profit	6,302	5,873
Selling, general and administrative expenses
Compensation expense	731	798
Other expense	409	402
Related party expense	35	49
Research and development expenses	886	988
	2,061	2,237
Income from operations	4,241	3,636
Interest income	222	67
Interest expense	(5)	(6)
Loss on sale of marketable securities	(4)	-
Other income (expense)	18	(22)
	231	39
Income before income taxes	4,472	3,675
Provision for income taxes	1,709	825
Net income	$2,763	$2,850

Earnings per common share
Basic	$0.08	$0.10
Diluted	$0.07	$0.10
Weighted average shares outstanding
Basic	36,773,695	28,190,300
Diluted	37,522,593	28,199,548

Comprehensive Income
Net income	$2,763	$2,850
Other comprehensive loss, net of tax of $(41) in 2010 and $- in 2009	(66)	-
Comprehensive income	$2,697	$2,850

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Revenues	$99,477	$80,676
Revenues – related parties	-	892
Cost of goods sold	80,953	64,625
Cost of goods sold – related parties	2,363	2,497
Distribution	1,703	2,218
Distribution – related parties	215	-
Gross profit	14,243	12,228
Selling, general and administrative expenses
Compensation expense	1,462	1,292
Other expense	905	896
Related party expense	70	113
Research and development expenses	1,786	1,999
	4,223	4,300
Income from operations	10,020	7,928
Interest income	344	289
Interest expense	(11)	(14)
Loss on foreign currency	-	(3)
Loss on sale of marketable securities	(4)	-
Other income (expense)	42	(19)
	371	253
Income before income taxes	10,391	8,181
Provision for income taxes	3,969	2,510
Net income	$6,422	$5,671

Earnings per common share
Basic	$0.19	$0.20
Diluted	$0.19	$0.20
Weighted average shares outstanding
Basic	33,040,280	28,190,300
Diluted	34,261,022	28,198,266

Comprehensive Income
Net income	$6,422	$5,671
Other comprehensive income (loss), net of tax of $37 in 2010 and $(9) in 2009	60	(15)
Comprehensive income	$6,482	$5,656

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows provided by operating activities
Net income	$6,422	$5,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,803	3,635
Provision for deferred income taxes	(253)	1,754
Change in fair value of derivative instruments	(430)	(2,072)
Loss on the sale of investments	4	-
Losses on disposals of fixed assets	42	-
Noncash interest expense	11	11
Changes in operating assets and liabilities:
Accounts receivable	(1,715)	(1,741)
Accounts receivable – related parties	-	(26)
Inventory	(2,843)	2,246
Income taxes receivable	112	(1,915)
Prepaid expenses	537	443
Prepaid expenses – related parties	23	-
Accrued interest on marketable debt securities	(5)	3
Other assets	194	151
Accounts payable	(4,281)	(4,078)
Accounts payable – related parties	(284)	(426)
Accrued expenses and other current liabilities	1,856	1,300
Accrued expenses and other current liabilities – related parties	(47)	-
Deferred revenue	4,647	(335)
Other noncurrent liabilities	21	91
Net cash provided by operating activities	7,814	4,712
Cash flows from investing activities
Collateralization of derivative instruments	9	2,673
Purchase of marketable securities	(6,034)	(19,999)
Proceeds from the sale of marketable securities	425	35,972
Sales of auction rate securities, net	-	3,150
Proceeds from the sale of commercial paper	-	15,424
Proceeds from the sale of fixed assets	-	2
Acquisition of a granary	-	(1,252)
Contingent purchase price payment	-	(177)
Capital expenditures	(3,896)	(11,769)
Net cash provided by (used in) investing activities	(9,496)	24,024
Cash flows from financing activities
Proceeds from the issuance of stock	67,994	-
Purchase of warrants	(878)	-
Payment of dividend	(15,062)	-
Net cash provided by financing activities	52,054	-
Net change in cash and cash equivalents	50,372	28,736
Cash and cash equivalents at beginning of period	65,512	27,455
Cash and cash equivalents at end of period	$115,884	$56,191

Cash paid for interest	$-	$3

Cash paid for income taxes	$4,090	$2,643

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission ("SEC").  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical and FFC Grain, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
2)           Inventories

The carrying values of inventory were as follows as of:

	June 30, 2010	December 31, 2009
At first-in, first-out or average cost (approximates current cost)
Finished goods	$11,663	$14,078
Work in process	1,606	1,841
Raw materials and supplies	21,579	16,451
	34,848	32,370
LIFO reserve	(5,561)	(5,926)
Total inventories	$29,287	$26,444

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $1,876 and a loss of $1,101 for the three months ended June 30, 2010 and 2009, respectively, and gains of $1,477 and $372 for the six months ended June 30, 2010 and 2009, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2010		December 31, 2009
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(150)	$(1,387)	(150)	$(1,998)
Regulated fixed price future commitments, included in other current assets	(60)	$(113)	10	$68

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,547 and $2,556 at June 30, 2010 and December 31, 2009, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
4)           Marketable securities

FutureFuel has made investments in certain auction rate securities.  As of June 30, 2010, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  FutureFuel anticipates these securities either being sold or repurchased within the next year.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through June 30, 2010.

The fair market value of these auction rate securities approximated their par value and, including accrued interest, totaled $2,800 at both June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010, FutureFuel had investments in certain preferred stock and trust preferred securities.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available for sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The fair market value of these preferred stock and trust preferred securities, including accrued interest, totaled $9,719 and $4,011 at June 30, 2010 and December 31, 2009, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2010	December 31, 2009
Accrued employee liabilities	$2,593	$1,499
Accrued property, use and franchise taxes	1,558	1,064
Other	558	336
Total	$4,709	$2,899

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

At June 30, 2010, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Provision for income taxes	$1,709	$825	$3,969	$2,510
Effective tax rate	38.2%	22.4%	38.2%	30.7%

The effective tax rates for the three and six months ended June 30, 2010 and 2009 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $559 at June 30, 2010 and December 31, 2009, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had accrued a balance of $159 and $138 at June 30, 2010 and December 31, 2009, respectively, for interest or tax penalties.

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

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$2,763	$2,850	$6,422	$5,671

Weighted average number of common shares outstanding	36,773,695	28,190,300	33,040,280	28,190,300
Effect of warrants	721,575	-	1,193.092	-
Effect of stock options	27,323	9,248	27,650	7,966
Weighted average diluted number of common shares outstanding	37,522,593	28,199,548	34,261,022	28,198,266

Basic earnings per share	$0.08	$0.10	$0.19	$0.20
Diluted earnings per share	$0.07	$0.10	$0.19	$0.20

Certain warrants to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2009 as they were anti-dilutive for the period.  The weighted average number of warrants excluded on this basis was 21,317,500.  Additionally, certain options to purchase shares of FutureFuel's common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2010 and 2009 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 285,500 for the three months ended June 30, 2010, 283,000 for the six months ended June 30, 2010, and 105,000 for both the three and six months ended June 30, 2009.

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

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2010	$47,011	$4,703	$51,714
June 30, 2009	$36,776	$5,055	$41,831

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2010	$89,940	$9,537	$99,477
June 30, 2009	$72,629	$8,939	$81,568

For the three months ended June 30, 2010 and 2009, revenues from Mexico accounted for 8% and 11%, respectively, of total revenues.  For the six months ended June 30, 2010 and 2009, revenues from Mexico accounted for 9% and 10%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three or six months ended June 30, 2010 and 2009 did not exceed 2% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenues
Chemicals	$40,255	$27,856	$83,857	$63,716
Biofuels	11,459	13,975	15,620	17,852
Revenues	$51,714	$41,831	$99,477	$81,568

Segment gross profit
Chemicals	$8,706	$6,331	$17,932	$13,706
Biofuels	(2,404)	(458)	(3,689)	(404)
Segment gross margins	6,302	5,873	14,243	12,228
Corporate expenses	(2,061)	(2,237)	(4,223)	(4,300)
Income before interest and taxes	4,241	3,636	10,020	7,928
Interest and other income	240	67	386	289
Interest and other expense	(9)	(28)	(15)	(36)
Provision for income taxes	(1,709)	(825)	(3,969)	(2,510)
Net income	$2,763	$2,850	$6,422	$5,671

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2010 and December 31, 2009.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	9,719	9,719	-	-
Derivative instruments	$(1,500)	$(1,500)	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	4,011	4,011	-	-
Derivative instruments	$(1,930)	$(1,930)	$-	$-

FutureFuel's Level 1 assets held at June 30, 2010 and December 31, 2009 were preferred stock and trust preferred securities and are included with marketable and auction rate securities on our consolidated balance sheets presented elsewhere herein.  Each of the securities held in this class actively trade on established public markets with price quotes readily available.  FutureFuel's Level 1 liabilities at June 30, 2010 and December 31, 2009 were derivative instruments and are included with other current assets on our consolidated balance sheets presented elsewhere herein, net of cash held as margin in the same account.  Derivative instruments are comprised of heating oil futures contracts and options on futures contracts that we utilize to hedge feedstock purchases and sales of biodiesel and diesel.  These futures and options contracts actively trade on established public markets with price quotes readily available.

FutureFuel's Level 2 assets held at June 30, 2010 and December 31, 2009 were auction rate securities and are included with marketable and auction rate securities on our consolidated balance sheets presented elsewhere herein.  This class includes a single security, the price of which is quoted in a relatively inactive market.  In determining fair value, FutureFuel utilized this quoted market price, with additional consideration given to market values of similar securities.

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent and (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon manufactured for a broad customer base.  There are a number of additional small volume custom and performance chemical products that we group into “other products”.

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

Other products include agricultural intermediates and additives, imaging chemicals, fiber additives, and various specialty pharmaceutical intermediates that we have in full commercial production or in development.  We also produce a number of industrial intermediates that are used by our customers in the manufacture of products for the housing, automotive, antimicrobial, photographic and other industries; the intermediates are included in other products.  Pricing for these products is negotiated directly with the customer (in the case of custom manufacturing) or is established based upon competitive market conditions (in the case of performance chemicals).  Some, but not all, of these products have pricing mechanisms and/or specific protection against raw material or conversion cost changes.

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues:  Revenues for the three months ended June 30, 2010 were $51,714,000 as compared to revenues for the three months ended June 30, 2009 of $41,831,000, an increase of 24%.  Revenues from biofuels decreased 18% and accounted for 22% of total revenues in 2010 as compared to 34% in 2009.  Revenues from chemicals increased 45% and accounted for 78% of total revenues in 2010 as compared to 66% in 2009.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 51% of revenues for the three months ended June 30, 2010 as compared to 50% for the three months ended June 30, 2009.  Revenues from the bleach activator did not change materially from the second quarter of 2009 to the second quarter of 2010.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, revenues increased substantially in the second quarter of 2010 as compared to the second quarter of 2009 as a result of increase volume of product sold, and, to a lesser extent, a higher priced product mix.

Revenues from other chemical products increased over 100% in the second quarter of 2010 as compared to the second quarter of 2009.  This increase was almost entirely driven by increased demand for most of our existing smaller custom manufactured chemicals – mainly our various industrial intermediates – combined with a substantial increase in revenues generated under new custom chemical manufacturing agreements (those less than one year old).  Revenues from proprietary chemicals increased approximately 16% in the second quarter of 2010 as compared to the second quarter of 2009.

Decreased revenues in the second quarter of 2010 from the biofuels segment resulted entirely from the expiration of the $1.00 per gallon federal blender's credit at the end of 2009.  The decrease in revenues from biodiesel sales was partially offset by increased volumes of petrodiesel sold in the second quarter of 2010 as compared to the second quarter of 2009.  This increase was a result of success with our regional fuel distribution strategy.  Finally, we purchased a granary in March 2009 and, because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, rice, and corn.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the second quarter of 2010 were $45,412,000 as compared to total cost of goods sold and distribution for 2009 of $35,958,000, an increase of 26%.

Cost of goods sold and distribution for the second quarter of 2010 for our chemicals segment were $31,549,000 as compared to cost of goods sold and distribution for the second quarter of 2009 of $21,525,000.  On a percentage basis, the 47% increase in cost of goods sold and distribution was slightly higher than the 45% increase in chemicals segment revenues; this small difference between these figures is a result of shifts in product mix from 2009 to 2010.

Cost of goods sold and distribution for the second quarter of 2010 for our biofuels segment were $13,863,000 as compared to cost of goods sold and distribution for the second quarter of 2009 of $14,433,000.  On a percentage basis, cost of goods sold and distribution decreased 4% versus a decrease in revenues of 18%.  Declines in margins and losses in our biofuels segment for the second quarter of 2010 were a direct result of expiration of the $1.00 per gallon federal blender's credit.  We continued acquiring feedstock and producing biodiesel during the second quarter of 2010, in anticipation of renewal of the credit; however, because of continued delays in renewing the blender's credit, we were forced to make an inventory adjustment at the end of the second quarter of 2010 to reflect the value of our feedstock and finished product inventory exclusive of the federal blender's credit.  Partially offsetting reduced margins from biodiesel was continued growth of our fuel distribution business through which we sell petrodiesel and biodiesel blends of less than 5% to as much as 20%.

Operating Expenses: Operating expenses decreased 8%, from $2,237,000 in the second quarter of 2009 to $2,061,000 in the second quarter of 2010.  Compensation expense decreased 8%, primarily as a result of reduced labor needs for the operations of our granary.  Other expense was relatively unchanged from 2009.  Related party expense decreased 29% as a result of reduced travel.  Finally, research and development expense decreased 10% from $988,000 in the second quarter of 2009 to $886,000 in the second quarter of 2010; this decrease is the result of reduced efforts in certain custom chemical projects.

Provision for Income Taxes: The effective tax rates for the three months ended June 30, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $714,000 at June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues:  Revenues for the six months ended June 30, 2010 were $99,477,000 as compared to revenues for the six months ended June 30, 2009 of $81,568,000, an increase of 22%.  Revenues from biofuels decreased 13% and accounted for 16% of total revenues in 2010 as compared to 22% in 2009.  Revenues from chemicals increased 32% and accounted for 84% of total revenues in 2010 as compared to 78% in 2009.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of FutureFuel Chemical Company’s revenue base, accounting for 55% of revenues for the six months ended June 30, 2010 as compared to 60% for the six months ended June 30, 2009.  Revenues from the bleach activator increased moderately during the first half of 2010 as a result of overall improved worldwide economic conditions.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, revenues increased approximately 20% in the first half of 2010 as compared to 2009 as a result of increased volumes and, to a lesser extent, a higher priced product mix.

Revenues from other chemical products increased nearly 90% in the first half of 2010 as compared to the first half of 2009.  Revenues were up in the first half of 2010 for nearly all of our custom and performance chemical products.  In particular, the revenue increase was driven by increased demand for our various industrial intermediates combined with a substantial increase in revenues generated under new custom chemical manufacturing agreements (those less than one year old).  In addition, revenues from proprietary chemicals increased approximately 29% in the first half of 2010 as compared to 2009 as a result of new products added to our portfolio.

Decreased revenues in the first half of 2010 from the biofuels segment resulted entirely from the expiration of the $1.00 per gallon federal blender's credit at the end of 2009.  The decrease in revenues from biodiesel sales was partially offset by increased volumes of petrodiesel sold in the first half of 2010 as compared to the first half of 2009.  This increase was a result of success with our regional fuel distribution strategy.  Finally, we purchased a granary in March 2009 and, because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, rice, and corn.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the first half of 2010 were $85,234,000 as compared to total cost of goods sold and distribution for 2009 of $69,340,000, an increase of 23%.

Cost of goods sold and distribution for the first half of 2010 for our chemicals segment were $65,925,000 as compared to cost of goods sold and distribution for the first half of 2009 of $50,010,000.  On a percentage basis, the 32% increase in cost of goods sold and distribution mirrored the 32% increase in chemicals segment revenues.

Cost of goods sold and distribution for the first half of 2010 for our biofuels segment were $19,309,000 as compared to cost of goods sold and distribution for the first half of 2009 of $19,330,000.  On a percentage basis, cost of goods sold and distribution decreased less than 1% versus a decrease in revenues of 13%.  Declines in margins and losses in our biofuels segment for the first half of 2010 were a direct result of expiration of the $1.00 per gallon federal blender's credit.  We continued acquiring feedstock and producing biodiesel during the first half of 2010, in anticipation of renewal of the credit; however, because of continued delays in renewing the blender's credit, we were forced to make an inventory adjustments in the first half of 2010 to reflect the value of our feedstock and finished product inventory exclusive of the federal blender's credit.  Partially offsetting reduced margins from biodiesel was continued growth of our fuel distribution business through which we sell petrodiesel and biodiesel blends of less than 5% to as much as 20%.

Operating Expenses: Operating expenses decreased 2%, from $4,300,000 in the first half of 2009 to $4,223,000 in the first half of 2010.  Compensation expense increased 13% as a result of additions to our chemical sales department, moderate increases in wages, and a full six months of expense related to the granary as compared to just over three months in 2009.  Other expense was relatively unchanged from 2009.  Related party expense decreased 38% as a result of reduced travel.  Finally, research and development expense decreased 11% from $1,999,000 in the first half of 2009 to $1,786,000 in the first half of 2010; this decrease is the result of reduced efforts in certain chemical segment projects.

Provision for Income Taxes: The effective tax rates for the six months ended June 30, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $714,000 at June 30, 2010.

Critical Accounting Estimates

Revenue Recognition:  For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  Nearly all custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer rebates or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for six specialty chemical products in 2009 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $11,851,000 and $3,846,000 for the three months ended June 30, 2010 and 2009, respectively, and $26,464,000 and $18,018,000 for the six month ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities and financing activities for the six months ended June 30, 2010 and 2009 are set forth in the following chart.

(Dollars in thousands)

	First Half, 2010	First Half, 2009
Net cash provided by operating activities	$7,814	$4,712
Net cash provided by (used in) investing activities	$(9,496)	$24,024
Net cash provided by financing activities	$52,054	$-

Operating Activities:  Cash provided by operating activities increased from $4,712,000 during the first half of 2009 to $7,814,000 during the first half of 2010.  Discussion of the significant components of this change follows.  Cash provided by (used in) the change in inventory decreased from $2,246,000 in the first half of 2009 to $(2,843,000) in 2010.  This decrease is primarily attributable to a build in biodiesel and biodiesel feedstock inventories in the first half of 2010 as compared to a net liquidation of such inventories in the first half of 2009.  These changes in inventory are, in turn, a result of the expiration of the $1.00 per gallon federal blender's credit at the end of 2009.  During the first half of 2009 we were successful in liquidating inventories as market prices for biodiesel provided sufficient margin; during the first half of 2010 we continued to acquired feedstock and produce biodiesel, but absent renewal of the blender's credit, we were unable to sell significant quantities of biodiesel at acceptable margins.  Partially offsetting changes in cash provided by inventories, cash provided by (used in) changes in deferred revenue increased from $(335,000) in the first half of 2009 to $4,647,000 in 2010.  Certain customers reimbursed us for capital expenditures we incurred in the construction or modification of assets to produce new products.  In addition, the State of Arkansas began funding a capital project to expand and improve the rail infrastructure at our site.  This funding by the customers and government was recognized as deferred revenue to be amortized over the expected life of the respective customer relationship or asset.

Investing Activities:  Cash provided by (used in) investing activities decreased from $24,024,000 in the first half of 2009 to $(9,496,000) in the first half of 2010.  This decrease is attributable to changes in net cash flows from short term investments, partially offset by lower capital expenditures.  Cash provided by (used in) the purchase of marketable securities, the proceeds from the sale of marketable securities, the net purchases of auction rate securities, the proceeds from the sale of commercial paper and the purchase of preferred stock and trust preferred securities was $34,547,000 in the first half of 2009 as compared to $(5,609,000) in 2010.  The investing activities which spurred these changes are further described below under “Capital Management”.  Partially offsetting the reduction in cash flows from short term investments, cash used for capital expenditures decreased from $11,769,000 in the first half of 2009 to $3,896,000 in 2010.

Financing Activities:  Cash provided by financing activities increased from $- in the first half of 2009 to $52,054,000 in the first half of 2010.  This change is attributable to $67,994,000 in proceeds from the issuance of stock in the first half of 2010, stemming from certain warrant holders exercising such warrants, partially offset by $15,062,000 used to pay dividends in the first half of 2010.

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

As of June 30, 2010 and December 31, 2009, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for FutureFuel Chemical Company’s chemical and biofuels segments from cash flow generated by operations as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2010 and December 31, 2009.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2010 or December 31, 2009 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when FutureFuel Chemical Company has committed to a certain volume of feedstock in a future period and has fixed the basis and/or price for that volume.

Capital Management

As a result of our initial equity offering and our subsequent positive operating results, we have accumulated excess working capital.  Some of this excess working capital has been paid out as special cash dividends over the past three years.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant and to pursue complimentary acquisitions in the energy and chemical industries.  Given the recent and current conditions in capital markets, we intend to take a risk averse approach to managing these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In the second quarter of 2010, these funds were predominantly held in cash or cash equivalents at multiple financial institutions and, to a lesser degree, preferred stock and trust preferred securities.  We also maintained a small position in auction rate securities.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $2,800,000 at June 30, 2010.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuels being sold.  As of June 30, 2010 and December 31, 2009, the fair values of our derivative instruments were a net liability in the amount of $1,500,000 and $1,930,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first half of 2010.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.5% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit:.

 (Dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	23,211,563	LBS	10.0%	$696	4.9%
Electricity	41,183	MWH	10.0%	$240	1.7%
Natural Gas	398,309	MCF	10.0%	$217	1.5%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2010.  Volume requirements may differ materially from these quantities in future years as the business of FutureFuel Chemical Company evolves.

As of June 30, 2010 and December 31, 2009, we had no borrowings and were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2009.  If the tax credit is not extended, FutureFuel Chemical Company’s biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, or if Federal mandates for biodiesel usage do not have the effect of increasing prices for biodiesel, FutureFuel Chemical Company would realize a negative biodiesel production margin.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

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

Date:  August 9, 2010