Form 10-Q
period 2010-09-30
FutureFuel Corp.
filed 2010-11-05
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2010: 39,973,849

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ⁫  No  ⁫

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

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2010, our audited consolidated balance sheet as at December 31, 2009, our unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2010 and September 30, 2009, and our consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and September 30, 2009.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2010 and December 31, 2009
(Dollars in thousands)
	(Unaudited) September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$103,535	$65,512
Accounts receivable, net of allowances of $-	26,850	21,759
Inventory	31,298	26,444
Income taxes receivable	1,521	912
Prepaid expenses	302	1,297
Prepaid expenses – related parties	-	23
Marketable and auction rate securities	26,756	6,811
Other current assets	796	828
Total current assets	191,058	123,586
Property, plant and equipment, net	121,611	119,248
Intangible assets	123	208
Other assets	2,408	2,965
Total noncurrent assets	124,142	122,421
Total Assets	$315,200	$246,007

Liabilities and Stockholders’ Equity
Accounts payable	$12,413	$14,269
Accounts payable - related parties	210	556
Current deferred income tax liability	4,332	3,172
Deferred revenue – short term	1,094	-
Accrued expenses and other current liabilities	4,970	2,832
Accrued expenses and other current liabilities - related parties	22	67
Total current liabilities	23,041	20,896
Deferred revenue – long term	13,505	9,348
Contingent liability	1,997	-
Other noncurrent liabilities	896	1,376
Noncurrent deferred income tax liability	25,460	24,118
Total noncurrent liabilities	41,858	34,842
Total Liabilities	64,899	55,738
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 39,973,849 and 28,190,300 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	4	3
Accumulated other comprehensive income	663	38
Additional paid in capital	237,088	167,598
Retained earnings	12,546	22,630
Total stockholders’ equity	250,301	190,269
Total Liabilities and Stockholders’ Equity	$315,200	$246,007

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2010	2009
Revenues	$66,093	$52,263
Cost of goods sold	52,457	36,839
Cost of goods sold – related parties	696	635
Distribution	858	1,139
Distribution – related parties	206	-
Gross profit	11,876	13,650
Selling, general and administrative expenses
Compensation expense	808	729
Other expense	697	382
Related party expense	35	43
Research and development expenses	800	1,111
	2,340	2,265
Income from operations	9,536	11,385
Investment income	307	36
Interest expense	(8)	(5)
Gain on sale of marketable securities	67	-
Other income	99	12
	465	43
Income before income taxes	10,001	11,428
Provision for income taxes	3,450	4,044
Net income	$6,551	$7,384

Earnings per common share
Basic	$0.16	$0.26
Diluted	$0.16	$0.25
Weighted average shares outstanding
Basic	39,934,275	28,190,300
Diluted	40,028,131	29,191,106

Comprehensive Income
Net income	$6,551	$7,384
Other comprehensive income, net of tax of $346 in 2010 and $- in 2009	564	-
Comprehensive income	$7,115	$7,384

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Revenues	$165,570	$132,939
Revenues – related parties	-	892
Cost of goods sold	133,411	101,464
Cost of goods sold – related parties	3,058	3,132
Distribution	2,561	3,357
Distribution – related parties	421	-
Gross profit	26,119	25,878
Selling, general and administrative expenses
Compensation expense	2,270	2,021
Other expense	1,602	1,278
Related party expense	105	156
Research and development expenses	2,586	3,110
	6,563	6,565
Income from operations	19,556	19,313
Investment income	651	325
Interest expense	(19)	(19)
Gain (loss) on foreign currency	-	(3)
Gain on the sale of marketable securities	63	-
Other income (expense)	141	(7)
	836	296
Income before income taxes	20,392	19,609
Provision for income taxes	7,419	6,554
Net income	$12,973	$13,055

Earnings per common share
Basic	$0.37	$0.46
Diluted	$0.36	$0.46
Weighted average shares outstanding
Basic	35,363,531	28,190,300
Diluted	36,207,117	28,529,213

Comprehensive Income
Net income	$12,973	$13,055
Other comprehensive income (loss), net of tax of $382 in 2010 and $(9) in 2009	625	(15)
Comprehensive income	$13,598	$13,040

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows provided by operating activities
Net income	$12,973	$13,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,637	5,545
Provision for deferred income taxes	2,889	400
Change in fair value of derivative instruments	488	(1,322)
Gain on the sale of investments	(63)	-
(Gains) losses on disposals of fixed assets	143	(2)
Noncash interest expense	17	16
Changes in operating assets and liabilities:
Accounts receivable	(5,091)	(3,086)
Accounts receivable – related parties	-	(24)
Inventory	(4,854)	(3,760)
Income taxes receivable	(609)	792
Prepaid expenses	995	853
Prepaid expenses – related parties	23	-
Accrued interest on marketable debt securities	(9)	5
Other assets	324	(201)
Accounts payable	(1,856)	(1,304)
Accounts payable – related parties	(346)	(269)
Income taxes payable	-	2,576
Accrued expenses and other current liabilities	2,138	2,660
Accrued expenses and other current liabilities – related parties	(45)	-
Deferred revenue	5,252	(578)
Other noncurrent liabilities	(497)	101
Net cash provided by operating activities	17,509	15,457
Cash flows from investing activities
Collateralization of derivative instruments	(992)	5,719
Purchase of marketable securities	(20,199)	(19,999)
Proceeds from the sale of marketable securities	1,333	35,972
Sales of auction rate securities, net	-	12,185
Proceeds from the sale of commercial paper	-	15,424
Proceeds from the sale of fixed assets	2	17
Acquisition of a granary	-	(1,252)
Contingent purchase price payment	-	(282)
Capital expenditures	(6,063)	(17,177)
Net cash provided by (used in) investing activities	(25,919)	30,607
Cash flows from financing activities
Proceeds from the issuance of stock	70,700	-
Purchase of warrants	(1,210)	(385)
Payment of dividend	(23,057)	-
Net cash provided by (used in) financing activities	46,433	(385)
Net change in cash and cash equivalents	38,023	45,679
Cash and cash equivalents at beginning of period	65,512	27,455
Cash and cash equivalents at end of period	$103,535	$73,134

Cash paid for interest	$2	$5
Cash paid for taxes	$6,605	$2,922

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

1)           Nature of operations and basis of presentation

FutureFuel Corp.

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase, or similar transaction of one or more operating businesses in the oil and gas industry.  On July 12, 2006, Viceroy completed an equity offering.

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

The Batesville Plant was constructed to produce proprietary photographic chemicals for Eastman Kodak Company (“Eastman Kodak”).  Over the years, Eastman Kodak shifted the plant’s focus away from the photographic imaging business to the custom synthesis of fine chemicals and organic chemical intermediates used in a variety of end markets, including paints and coatings, plastics and polymers, pharmaceuticals, food supplements, household detergents, and agricultural products.

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This included the production of biofuels (biodiesel, bioethanol, and lignin/biomass solid fuels) and biobased specialty chemical products (biobased solvents, chemicals, and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

In March 2009, FutureFuel’s subsidiary, FFC Grain, L.L.C., acquired a granary.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, milo, and corn.

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the United States Securities and Exchange Commission.  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  Such statements also include amounts that are based upon management estimates and judgments; future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical and FFC Grain, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	September 30, 2010	December 31, 2009
At first-in, first-out or average cost (approximates current cost)
Finished goods	$5,294	$14,078
Work in process	1,511	1,841
Raw materials and supplies	30,255	16,451
	37,060	32,370
LIFO reserve	(5,762)	(5,926)
Total inventories	$31,298	$26,444

3)           Derivative instruments

FutureFuel is exposed to certain risks relating to its ongoing business operations.  The primary risk is commodity price risk principally associated with biodiesel production.  Derivative instruments (regulated fixed price futures and option contracts) are utilized to manage the price risk associated with future purchases of feedstock used in FutureFuel’s biodiesel production, along with physical feedstock and finished product inventories attributed to this process.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of good sold, and amounted to a loss of $1,252 and a gain of $1,394 for the three months ended September 30, 2010 and 2009, respectively, and gains of $225 and $1,767 for the nine months ended September 30, 2010 and 2009, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2010		December 31, 2009
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated fixed price future commitments, included in other current assets	(28)	$(131)	10	$68
Regulated options, included in other current assets	(200)	$(3,056)	(150)	$(1,998)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,548 and $2,556 at September 30, 2010 and December 31, 2009, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable securities

FutureFuel has made investments in certain auction rate securities.  As of September 30, 2010, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  These securities were repurchased on October 15, 2010 for par value.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No realized gains or losses have been incurred related to these securities through September 30, 2010.

The fair value of these auction rate securities approximated their par value and, including accrued interest, totaled $2,800 at September 30, 2010 and December 31, 2009.

At September 30, 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and master limited partnerships.  These investments have been classified as current assets in the accompanying consolidated balance sheets.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

The fair value of these preferred stock and trust preferred securities, including accrued interest, totaled $16,481 and $4,011 at September 30, 2010 and December 31, 2009, respectively.  The fair value of the master limited partnerships totaled $7,475 and $- at September 30, 2010 and December 31, 2009, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2010	December 31, 2009
Accrued employee liabilities	$3,355	$1,499
Accrued property, use, and franchise taxes	1,033	1,064
Other	604	336
Total	$4,992	$2,899

6)           Borrowings

In March 2007, FutureFuel Chemical entered into a $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

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

At September 30, 2010, no borrowings were outstanding under this credit facility.

7)           Provision for income taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Provision for income taxes	$3,450	$4,044	$7,419	$6,554
Effective tax rate	34.5%	35.4%	36.4%	33.4%

The effective tax rates for the three and nine months ended September 30, 2010 and 2009 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $- and $559 at September 30, 2010 and December 31, 2009, respectively, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $- and $138 at September 30, 2010 and December 31, 2009, respectively, for interest or tax penalties.

FutureFuel and its subsidiary, FutureFuel Chemical, file tax returns with the Internal Revenue Service and with various state jurisdictions.  FFC Grain, LLC is a disregarded entity for income tax purposes.  FutureFuel was incorporated in 2005 and is subject to U.S., state, and local examinations by taxing authorities from 2007 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$6,551	$7,384	$12,973	$13,055

Weighted average number of common shares outstanding	39,934,275	28,190,300	35,363,531	28,190,300
Effect of warrants	61,809	977,076	814,488	325,692
Effect of stock options	32,047	23,730	29,098	13,221
Weighted average diluted number of common shares outstanding	40,028,131	29,191,106	36,207,117	28,529,213

Basic earnings per share	$0.16	$0.26	$0.37	$0.46
Diluted earnings per share	$0.16	$0.25	$0.36	$0.46

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2009 as they were anti-dilutive for the period.  The weighted average number of warrants excluded on this basis was 14,211,667.  Additionally, certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2010 and for the three and nine months ended September 20, 2009 as they were anti-dilutive.  The weighted average number of options excluded on this basis were 282,167 and 71,667, respectively.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2010	$61,987	$4,106	$66,093
September 30, 2009	$48,007	$4,256	$52,263

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2010	$151,927	$13,643	$165,570
September 30, 2009	$120,636	$13,195	$133,831

For the three months ended September 30, 2010 and 2009, revenues from Mexico accounted for 6% and 8%, respectively, of total revenues.  For the nine months ended September 30, 2010 and 2009, revenues from Mexico accounted for 7% and 9%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three or nine months ended September 30, 2010 and 2009 did not exceed 2% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues
Chemicals	$47,209	$39,029	$131,066	$102,745
Biofuels	18,884	13,234	34,504	31,086
Total revenues	$66,093	$52,263	$165,570	$133,831
Segment gross margins
Chemicals	$13,289	$7,929	$31,221	$21,635
Biofuels	(1,413)	5,721	(5,102)	4,243
Segment gross margins	11,876	13,650	26,119	25,878
Corporate expenses	(2,340)	(2,265)	(6,563)	(6,565)
Income before interest and taxes	9,536	11,385	19,556	19,313
Interest and other income	473	48	855	325
Interest and other expense	(8)	(5)	(19)	(29)
Provision for income taxes	(3,450)	(4,044)	(7,419)	(6,554)
Net income	$6,551	$7,384	$12,973	$13,055

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2010 and December 31, 2009.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	$16,481	$16,481	$-	$-
Master limited partnerships	$7,475	$7,475	$-	$-
Derivative instruments	$(3,187)	$(3,187)	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	$-	$2,800	$-
Preferred stock and trust preferred securities	$4,011	$4,011	$-	$-
Derivative instruments	$(1,930)	$(1,930)	$-	$-

FutureFuel’s Level 1 assets held at September 30, 2010 and December 31, 2009 were preferred stock, trust preferred securities, and master limited partnerships and are included with marketable and auction rate securities on FutureFuel’s consolidated balance sheets presented elsewhere herein.  Each of the securities held in this class actively trade on established public markets with price quotes readily available.  FutureFuel’s Level 1 liabilities at September 30, 2010 and December 31, 2009 were derivative instruments and are included with other current assets on FutureFuel’s consolidated balance sheets presented elsewhere herein, net of cash held as margin in the same account.  Derivative instruments are comprised of heating oil futures contracts and options on futures contracts that FutureFuel utilizes to hedge feedstock purchases and sales of biodiesel and diesel.  These futures and options contracts actively trade on established public markets with price quotes readily available.

FutureFuel’s Level 2 assets held at September 30, 2010 and December 31, 2009 were auction rate securities and are included with marketable and auction rate securities on FutureFuel’s consolidated balance sheets presented elsewhere herein.  This class includes a single security, the price of which is quoted in a relatively inactive market.  In determining fair value, FutureFuel utilized this quoted market price, with additional consideration given to market values of similar securities.

11)           Exercise, purchase and expiration of warrants

At December 31, 2009, FutureFuel had issued and outstanding warrants to acquire 19,675,200 shares of FutureFuel’s common stock for an exercise price of $6.00 per share.  The warrants expired on July 12, 2010 if not exercised by that date.  Between January 1, 2010 and July 12, 2010, FutureFuel acquired and canceled 5,617,230 warrants for an aggregate purchase price of $1,210, 11,783,549 warrants were exercised by the holders thereof for an aggregate exercise price of $70,700, and 2,274,421 warrants expired as unexercised.

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzenesulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; and (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, ink colorants, adhesion promoters, polymer additives, polymer and specialty dyes, specialty polymers, photographic and imaging chemicals, and food additives).

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

We have been the primary manufacturer for the customer of the proprietary herbicide and intermediates.  These products are facing generic competition, and no assurances can be given that we will remain the primary manufacturer for this product line.  No assurances can be given that the demand for these products will continue or that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.

Pricing for the other custom manufacturing products is negotiated directly with the customer.  Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

Performance chemicals consists of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon.  This group of products also includes sulfonated monomers and hydrotropes, specialty solvents, polymer additives, and chemical intermediates.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Pricing for the other performance chemicals products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

We procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2009, we completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to both procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blender’s credit at the end of 2009, we determined that feedstock with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are still in the process of debugging this redesigned line.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) the $1.00 per gallon federal blender’s tax credit, which credit terminated on December 31, 2009 and has not been renewed; and (iii) the permanency of government mandates.  See “Risk Factors” below.

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

           Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues:  Revenues for the three months ended September 30, 2010 were $66,093,000 as compared to revenues for the three months ended September 30, 2009 of $52,263,000, an increase of 26%.  Revenues from biofuels increased 43% and accounted for 29% of total revenues in 2010 as compared to 25% in 2009.  Revenues from chemicals increased 21% and accounted for 71% of total revenues in 2010 as compared to 75% in 2009.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our revenue base, accounting for 47% of revenues for the three months ended September 30, 2010 as compared to 55% for the three months ended September 30, 2009.  Revenue from the bleach activator increased 15% from the third quarter of 2009 to the third quarter of 2010 as a result of overall improved worldwide economic conditions.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, revenues did not change materially from the third quarter of 2009 to the third quarter of 2010.  Expectations are that the demand will remain strong in the foreseeable future.

Revenues from other custom manufacturing chemical products increased 67% in the third quarter of 2010 as compared to the third quarter of 2009.  This increase was almost entirely driven by increased demand for most of our existing smaller custom manufactured chemicals (mainly our various industrial intermediates) combined with a substantial increase in revenues generated under new custom chemical manufacturing agreements (those less than one year old).  Revenues from performance chemicals increased approximately 9% in the third quarter of 2010 as compared to the third quarter of 2009.  We expect demand to remain constant for the foreseeable future.

Increased revenues in the third quarter of 2010 from the biofuels segment resulted from increased volumes of petrodiesel and biodiesel sold in the third quarter of 2010 as compared to the third quarter of 2009 and increased sales prices of both products.  The volume increase was a result of success with our regional fuel distribution strategy.  The increase in revenues from biodiesel was partially offset by the expiration of the $1.00 per gallon federal blender’s credit at the end of 2009.  A substantial portion of our biodiesel sold in the third quarter of 2010 was to a major refiner in the United States.  However, no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold.  In the event the $1.00 per gallon federal blender’s credit is reinstated retroactive to January 1, 2010, we will be eligible for a credit of approximately $6,000,000 at September 30, 2010.  However, no assurances can be given that such credit will be reinstated or, if reinstated, that it will be reinstated retroactively.

We purchased a granary in March 2009 and, because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, milo, and corn.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the three months ended September 30, 2010 were $54,217,000 as compared to total cost of goods sold and distribution for the three months ended September 30, 2009 of $38,613,000, an increase of 40%.

Cost of goods sold and distribution for the three months ended September 30, 2010 for our chemicals segment were $33,920,000 as compared to cost of goods sold and distribution for the three months ended September 30, 2009 of $31,100,000.  On a percentage basis, the 9% increase in cost of goods sold and distribution was less than the 21% increase in chemicals segment revenues.  The primary difference between these figures was a result of shifts in product mix from 2009 to 2010, as well as a LIFO reduction as of September 30, 2010.

Cost of goods sold and distribution for the third quarter of 2010 for our biofuels segment were $20,297,000 as compared to cost of goods sold and distribution for the third quarter of 2009 of $7,513,000.  On a percentage basis, cost of goods sold and distribution increased 170% versus an increase in revenues of 43%.  Declines in margins and losses in our biofuels segment for the third quarter of 2010 were primarily a direct result of expiration of the $1.00 per gallon federal blender’s credit.  We continued acquiring feedstock and producing biodiesel during the third quarter of 2010 in anticipation of renewal of the credit.  However, because of continued delays in renewing the blender’s credit, we were forced to suspend both production and procurement of feedstock.  Partially offsetting reduced margins from biodiesel was continued growth of our fuel distribution business through which we sell petrodiesel and biodiesel blends of less than 5% to as much as 99.9%.

Operating Expenses:  Operating expenses increased 3% from $2,265,000 for the three months ended September 30, 2009 to $2,340,000 for the three months ended September 30, 2010.  Compensation expense increased 11%, primarily as a result of accrued bonuses.  Other expense increased 82% from $382,000 for the three months ended September 30, 2009 to $697,000 for the three months ended September 30, 2010.  Related party expense decreased 19% as a result of reduced travel.  Finally, research and development expense decreased 28% from $1,111,000 in the third quarter of 2009 to $800,000 in the third quarter of 2010; this decrease was the result of reduced efforts in certain projects.

Provision for Income Taxes:  The effective tax rates for the three months ended September 30, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $690,000 at September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues:  Revenues for the nine months ended September 30, 2010 were $165,570,000 as compared to revenues for the nine months ended September 30, 2009 of $133,831,000, an increase of 24%.  Revenues from biofuels increased 11% and accounted for 20% of total revenues in 2010 as compared to 23% in 2009.  Revenues from chemicals increased 28% and accounted for 80% of total revenues in 2010 as compared to 77% in 2009.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our revenue base, accounting for 52% of revenues for the nine months ended September 30, 2010 as compared to 58% for the nine months ended September 30, 2009.  Revenues from the bleach activator increased 12% during the first nine months of 2010 as a result of overall improved worldwide economic conditions.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, revenues increased 13% in the first nine months of 2010 as compared to 2009 as a result of increased volumes and, to a lesser extent, a higher priced product mix.  We expect demand to remain constant for the foreseeable future.

Revenues from other custom manufacturing chemical products increased 91% in the first nine months of 2010 as compared to the first nine months of 2009.  Revenues were up in the first nine months of 2010 for nearly all of our custom and performance chemical products.  In particular, the revenue increase was driven by increased demand for our various industrial intermediates combined with a substantial increase in revenues generated under new custom chemical manufacturing agreements (those less than one year old).  Revenues from performance chemicals increased approximately 21% in the first nine months of 2010 as compared to 2009 as a result of new products added to our portfolio.  We expect demand to remain constant for the foreseeable future.

Increased revenues in the third quarter of 2010 from the biofuels segment resulted from increased volumes of petrodiesel and biodiesel sold in the third quarter of 2010 as compared to the third quarter of 2009 and from increased sales prices of both products.  The volume increase was a result of success with our regional fuel distribution strategy.  The increase in revenues from biodiesel was partially offset by reduced demand resulting from the expiration of the $1.00 per gallon federal blender’s credit at the end of 2009.  A substantial portion of our biodiesel sold in the first nine months of 2010 was to a major refiner in the United States.  However, no assurances can be given that sales to such major refiner will continue or, if they do continue, the volume of such sales.  In the event the $1.00 per gallon federal blender’s credit is reinstated retroactive to January 1, 2010, we will be eligible for a credit of approximately $6,000,000 at September 30, 2010.  However, no assurances can be given that such credit will be reinstated or, if reinstated, that it will be reinstated retroactively.

We purchased a granary in March 2009 and, because we anticipate future synergies with our biofuels business, we include the granary’s operating results in our biofuels segment.  Granary revenues are generated from the sale of agricultural commodities, primarily soybeans, milo, and corn.

Cost of Goods Sold and Distribution:  Total cost of goods sold and distribution for the first nine months of 2010 were $139,451,000 as compared to total cost of goods sold and distribution for 2009 of $107,953,000, an increase of 29%.

Cost of goods sold and distribution for the first nine months of 2010 for our chemicals segment were $99,845,000 as compared to cost of goods sold and distribution for the first nine months of 2009 of $81,110,000.  On a percentage basis, the 23% increase in cost of goods sold and distribution mirrored the 28% increase in chemicals segment revenues.

Cost of goods sold and distribution for the first nine months of 2010 for our biofuels segment were $39,606,000 as compared to cost of goods sold and distribution for the first nine months of 2009 of $26,843,000.  On a percentage basis, cost of goods sold and distribution increased 48% versus an increase in revenues of 11%.  Declines in margins and losses in our biofuels segment for the first nine months of 2010 were a direct result of the expiration of the $1.00 per gallon federal blender’s credit.  We continued acquiring feedstock and producing biodiesel during the first nine months of 2010 in anticipation of renewal of the credit.  However, because of continued delays in renewing the blender’s credit, we were forced to suspend both production and procurement of feedstock.  Partially offsetting reduced margins from biodiesel was continued growth of our fuel distribution business through which we sell petrodiesel and biodiesel blends of less than 5% to as much as 99.9%.

Operating Expenses: Operating expenses were essentially unchanged from $6,565,000 in the first nine months of 2009 to $6,563,000 in the first nine months of 2010.  Compensation expense increased 12%, primarily as a result of additions to our chemical sales department, moderate increases in wages, and a full nine months of expense related to the granary as compared to just over three months in 2009.  Other expense increased 25% from $1,278,000 in the first nine months of 2009 as compared to $1,602,000 in the first nine months of 2010.  Related party expense decreased 33% as a result of reduced travel.  Finally, research and development expense decreased 17% from $3,110,000 in the first nine months of 2009 to $2,586,000 in the first nine months of 2010; this decrease was the result of reduced efforts in certain projects.

Provision for Income Taxes: The effective tax rates for the nine months ended September 30, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $690,000 at September 30, 2010.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for five specialty chemical customers in 2009 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other custom chemical customers.  Sales revenue under bill and hold arrangements were $14,948,000 and $12,263,000 for the three months ended September 30, 2010 and 2009, respectively, and $41,412,000 and $30,281,000 for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Our consolidated net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2010 and 2009 are set forth in the following chart.

(Dollars in thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net cash provided by operating activities	$17,509	$15,457
Net cash provided by (used in) investing activities	$(25,919)	$30,607
Net cash provided by (used in) financing activities	$46,433	$(385)

Operating Activities:  Cash provided by operating activities increased from $15,457,000 during the first nine months of 2009 to $17,509,000 during the first nine months of 2010.  Cash provided by (used in) the change in deferred revenue increased from $(578,000) in the first nine months of 2009 to $5,252,000 in 2010.  Certain customers reimbursed us for capital expenditures we incurred in the construction or modification of assets to produce new products.  In addition, the State of Arkansas began funding a capital project to expand and improve the rail infrastructure at our site.  These fundings by customers and the government were recognized as deferred revenue to be amortized over the expected life of the respective customer relationship or asset.  Cash provided by (used in) the change in provision for deferred income taxes increased from $400,000 in the first nine months of 2009 to $2,889,000 in 2010.  This increase relates to the difference in the timing of revenue and expense recognition for book and tax.  Partially offsetting changes in cash provided by deferred revenue and provision for deferred income taxes was cash provided by (used in) the change in accounts receivable, which increased from $(3,086,000) for the first nine months of 2009 to $(5,091,000) for the first nine months of 2010.  This increase in the change in accounts receivable was primarily from an increase in trade receivables.  Also, partially offsetting changes in cash provided by deferred revenue and provision for deferred income taxes was cash provided by (used in) changes in income taxes payable/ receivable, which decreased from $3,368,000 in the first nine months of 2009 to $(609,000) in the first nine months of 2010.  This change in cash generated from (used in) income taxes payable/receivable results from the timing of our tax payments; we had an income tax payable at September 30, 2009 whereas we had an income tax receivable at September 30, 2010.

Investing Activities:  Cash provided by (used in) investing activities decreased from $30,607,000 in the first nine months of 2009 to $(25,919,000) in the first nine months of 2010.  This decrease is attributable to changes in net cash flows from short-term investments, partially offset by lower capital expenditures.  Cash provided by (used in) the purchase of marketable securities, the proceeds from the sale of marketable securities, the net purchases of auction rate securities, the proceeds from the sale of commercial paper, and the purchase of preferred stock, trust preferred securities, and master limited partnerships was $43,582,000 in the first nine months of 2009 as compared to $(18,866,000) in 2010.  The investing activities which spurred these changes are further described below under “Capital Management”.  Partially offsetting the reduction in cash flows from short-term investments, cash used for capital expenditures decreased from $17,177,000 in the first nine months of 2009 to $6,063,000 in 2010.

Financing Activities:  Cash provided by (used in) financing activities increased from $(385) in the first nine months of 2009 to $46,433,000 in the first nine months of 2010.  This change is attributable to $70,700,000 in proceeds from the issuance of stock in the first nine months of 2010 stemming from certain warrant holders exercising such warrants, partially offset by $1,210,000 used to purchase and cancel outstanding warrants and by $23,057,000 used to pay dividends in the first nine months of 2010.

Credit Facility

FutureFuel Chemical Company entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures, and general corporate purposes of FutureFuel Chemical Company.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate dependent upon certain leverage ratios.

There is an unused commitment fee on 0.325% per annum.  The ratio of EBITDA to fixed charges may not be less than 3:1.  We have guaranteed FutureFuel Chemical Company’s obligations under this credit agreement.

As of September 30, 2010 and December 31, 2009, FutureFuel Chemical Company had no borrowings under this $50 million credit agreement.

We intend to fund future capital requirements for our chemical and biofuels segments from cash flow generated by operations as well as from existing cash and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Off-Balance Sheet Arrangements

Our only off-balance sheet arrangements were hedging transactions.  We engage in two types of hedging transactions.  First, we hedge our biodiesel sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2010 and December 31, 2009.  Second, we hedge our biodiesel feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2010 or December 31, 2009 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biodiesel feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis and/or price for that volume.

Capital Management

As a result of our initial equity offering and our subsequent positive operating results, we have accumulated excess working capital.  Some of this excess working capital has been paid out as special cash dividends.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant and to pursue complimentary acquisitions in the energy and chemical industries.  Given the recent and current conditions in capital markets, we intend to take a risk averse approach to managing these funds.  Third parties have not placed significant restrictions on our working capital management decisions.

In the third quarter of 2010, these funds were predominantly held in cash or cash equivalents at multiple financial institutions and, to a lesser degree, preferred stock, trust preferred securities, and master limited partnerships.  We also maintained a small position in auction rate securities.

We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheets and carry them at their estimated fair value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $2,800,000 at September 30, 2010.  Auction rate securities are typically long-term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems currently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

We maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

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

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels businesses both with respect to input (electricity, coal, biofuel feedstock, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded derivatives consisting of commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2010 or 2009.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of September 30, 2010 and December 31, 2009, the fair values of our derivative instruments were a net liability in the amount of $3,187,000 and $1,930,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2010.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.5% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	47,245,494	LB	10.0%	$ 1,380	5.3%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2010.  Volume requirements may differ materially from these quantities in future years as our business evolves.

As of September 30, 2010 and December 31, 2009, we had no borrowings and, as such, were not exposed to interest rate risk.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and our Principal Financial Officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that these disclosure controls and procedures as of September 30, 2010 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

From time to time, we and our operations may be parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2009 filed with the Securities and Exchange Commission on March 15, 2010 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing except as follows.

The federal excise tax credit for biodiesel expires on December 31, 2009 and to date Congress has not enacted legislation to extend this credit.  If the credit expires, our cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounts to one cent for each percentage point of biodiesel that is blended with petrodiesel.  For example, blenders that blend B20 receive a 20¢ per gallon excise tax credit.  The tax incentive generally is taken by petroleum distributors and is passed on to the consumer.  It is designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2009.

To date, Congress has not enacted any legislation to extend this tax credit beyond December 31, 2009.  If the tax credit is not extended, our biodiesel production costs will increase by $1.00 per gallon.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, or if federal mandates for biodiesel usage do not have the effect of increasing prices for biodiesel, we would realize a negative biodiesel production margin.  As a result, we would cease producing biodiesel, which could have an adverse effect on our financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

At December 31, 2009, FutureFuel had issued and outstanding warrants to acquire 19,675,200 shares of FutureFuel’s common stock for an exercise price of $6.00 per share.  The warrants expired on July 12, 2010 if not exercised by that date.  Between January 1, 2010 and July 12, 2010, FutureFuel acquired and canceled 5,617,230 warrants for an aggregate purchase price of $1,210,000, 11,783,549 warrants were exercised by the holders thereof for an aggregate exercise price of $70,700,000 and 2,274,421 warrants expired as unexercised.

Item 6. Exhibits.

Exhibit No.	Description
31(a)	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b)	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
32	Section 1350 Certification of chief executive officer and principal financial officer

Forward Looking Information

This Form contains or incorporates by reference “forward-looking statements”.  When used in this document, the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” and “intend” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements.  These forward-looking statements are based on current management assumptions and are subject to uncertainties and inherent risks that could cause actual results to differ materially from those contained in any forward-looking statement.  We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions as well as, but not limited to, the following:

•	conflicts of interest of our officers and directors;

•	potential future affiliations of our officers and directors with competing businesses;

•	the control by our founding shareholders of a substantial interest in us;

•	the highly competitive nature of the chemical and alternative fuel industries;

•	fluctuations in energy prices may cause a reduction in the demand or profitability of the products or services we may ultimately produce or offer or which form a portion of our business;

•	changes in technology may render our products or services obsolete;

•	failure to comply with governmental regulations could result in the imposition of penalties, fines or restrictions on operations and remedial liabilities;

•	our biofuels business may be harmed if the applicable government were to change current laws and/or regulations;

•	our board may have incorrectly evaluated FutureFuel Chemical Company’s potential liabilities;

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

Date:  November 5, 2010