Form 10-K
period 2010-12-31
FutureFuel Corp.
filed 2011-03-16
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
or
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8235 Forsyth Blvd., Suite 400
Clayton, Missouri  63105
(Address of Principal Executive Offices, including Zip Code)

(805) 565-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ⁫ No  √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ⁫ No  √

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  √ No  ⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ⁫ No  ⁫

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	⁫	Accelerated filer	√
Non-accelerated filer	⁫	Smaller reporting company	⁫
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ⁫ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $80,580,688

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 39,983,849

PART I

Item 1. Business.

General Development of the Business

The Company

FutureFuel Corp. (including our wholly-owned subsidiaries, the “Company” or “we”, “our” or “us”) is a Delaware corporation incorporated on August 12, 2005 under the name “Viceroy Acquisition Corporation”.  We were formed to serve as a vehicle for the acquisition by way of an asset acquisition, merger, capital stock exchange, share purchase, or similar transaction of one or more operating businesses in the oil and gas industry.  On July 12, 2006, we completed an offering of 22,500,000 units, each unit consisting of one share of our common stock and one warrant to acquire one share of our common stock.  These units were issued at $8.00 per unit.  On July 21, 2006, we entered into an acquisition agreement with Eastman Chemical Company to acquire its wholly-owned subsidiary, Eastman SE, Inc., a chemical manufacturer which had just launched a biobased products platform.  Our shareholders approved the acquisition of Eastman SE, Inc. on October 27, 2006.  On October 31, 2006, the acquisition of Eastman SE, Inc. was consummated (effective after the close of business on that day) and Eastman SE, Inc. became our wholly-owned subsidiary.  In connection with such closing, we changed our name to FutureFuel Corp. and Eastman SE, Inc. changed its name to FutureFuel Chemical Company.

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”).  The OTC Bulletin Board is an electronic trading service offered by the National Association of Security Dealers that shows real-time quotes, last sale prices, and volume information for over-the-counter equity securities.

On July 12, 2010, all outstanding unexercised warrants to purchase our common stock expired.  Our warrants were not listed or quoted on any established exchange.

We declared a special cash dividend on February 3, 2011 of $0.10 per share on our common stock, with a record date of March 1, 2011 and payable on March 15, 2011.

On February 10, 2011, we filed with the United States Securities and Exchange Commission (“SEC”) a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  This registration statement was amended on March 4, 2011 and became effective on March 10, 2011.

On March 8, 2011, the New York Stock Exchange (“NYSE”) approved the listing of our common stock for trading on the exchange, and on March 9, 2011 we filed with the SEC a Form 8-A Registration Statement under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) with respect to our common stock.  We anticipate that trading of our common stock on the NYSE will commence on March 23, 2011 under the symbol “FF”.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 500 non-union full-time employees.  FutureFuel Chemical Company manufacturers diversified chemical products and biobased products comprised of biofuels and biobased specialty chemical products.

In the chemicals segment, the 2010 demand for our core existing product lines remained in line with our expectations.  We also completed plant modifications and additions in 2010 to enable the processing of several new product lines.  We continue to focus on building and maintaining our reputation as a technology-driven competitive chemical producer.  We have retained a strong emphasis on cost control and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities that exist as a result of conditions in the worldwide chemical industry.

With respect to our biofuels segment, in 2009 we completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blender’s credit at the end of 2009 (see the discussion below), we determined that feedstocks with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, in 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are still in the process of debugging this redesigned line.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) the continuance of the $1.00 per gallon federal blender’s tax credit, which credit terminates on December 31, 2011; and (iii) the permanency of government mandates.  See “Risk Factors” beginning at page 16 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2010, December 31, 2009, and December 31, 2008.  The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2010, 2009, and 2008; (ii) our consolidated net income for the years ended December 31, 2010, 2009, and 2008; and (iii) our total assets at December 31, 2010, 2009, and 2008.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2010	$219,183	$23,094	$343,156
Year ended December 31, 2009	$196,711	$16,992	$246,007
Year ended December 31, 2008	$198,330	$22,675	$238,126

We have two business reporting “segments” as defined by U.S. generally accepted accounting principles: chemicals and biofuels.  We are not able to allocate net income and total assets between these two business segments.  However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2010	$178,280	$40,903	$219,183	$41,433	$(149)	$41,284
Year ended December 31, 2009	$143,759	$52,952	$196,711	$33,007	$1,430	$34,437
Year ended December 31, 2008	$155,553	$42,777	$198,330	$32,738	$7,679	$40,417

See note 21 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross margins to arrive at net income.

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

The Company

We completed the offering described above on July 12, 2006 and acquired FutureFuel Chemical Company at the close of business on October 31, 2006.  On July 11, 2008, our common stock began to be quoted on the OTC Bulletin Board under the symbol “FTFL”.  All of our warrants outstanding as of December 31, 2009 have either: (i) been exercised by the holder thereof; (ii) been purchased by us and canceled; or (iii) expired effective July 12, 2010; and are no longer outstanding.  Our warrants were not listed or quoted on any national exchange or any other price quotation system.

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment.  The plant is staffed by approximately 500 non-union full-time employees.  Land and support infrastructure are available to support expansion and business growth.  In March 2009, we acquired a granary in Marianna, Arkansas.

For the year ended December 31, 2010, approximately 78% of site revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 4% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 18% from biofuels.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  The plant’s custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide and intermediates for a major life sciences company, and chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company.  The performance chemicals product portfolio includes polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.

We are committed to growing our chemical and biofuels businesses.  We also intend to pursue commercialization of other products, including building block chemicals.  In pursuing this strategy, we will continue to establish a name identity in the biofuels business, leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers.  These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

Our biofuels segment was established in early 2005 as an initiative of the site management team to leverage technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities in addition to the legacy specialty chemicals business.  The biofuels segment had revenue of $40,903,000 for the year ended December 31, 2010, $52,952,000 for the year ended December 31, 2009, and $42,777,000 for the year ended December 31, 2008.

Biofuel Products

Our biofuels business segment currently targets biodiesel.  In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added.  Our biofuels segment also includes the operation of a granary in central Arkansas that we acquired in March 2009.  The infrastructure and location of the granary provide an advantaged position related to several expansion projects we are evaluating within our biofuels segment.  We can provide no assurance that any of these expansion projects will come to fruition.  Until such time as we elect to pursue one or more of these expansion projects, we intend to continue purchasing grain from farmers in central

Arkansas and reselling that grain to buyers at major agricultural centers for export out of our region.  Finally, we are a shipper of refined petroleum products on a common carrier pipeline and, from time-to-time, we buy and sell petroleum products to maintain our active shipper status on this pipeline.

Biodiesel is a renewable energy consisting of mono-alkyl esters of fatty acids.  The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks.  Biodiesel is used primarily as a blend with petrodiesel (usually 2% (B2) to 20% (B20) by volume).  A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to 20% with no material impact to engine performance.  Biodiesel has about 93% of the energy content of petrodiesel on a per gallon basis, and a cetane number between 50 and 60.  Biodiesel’s chemical composition translates to better engine performance and lubrication; however, its lower energy content may result in a slight decrease in fuel economy.  As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act and, in 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy (which allows federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements simply by buying biodiesel and burning it in new or existing diesel vehicles in at least a 20% blend).  Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content and lower particulate matter and greenhouse gas emissions).  See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Robert L. McCormick, Teresa Alleman, Aaron Williams, Yoshio Coy, Andrew Hudgins, and Wendy Dafoe, October 2009 and Pew Center on Global Climate Change, http://www.pewclimate.org/technology/factsheet/biodiesel.

Biodiesel commercialization was achieved at our Batesville plant in October 2005.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize the broadest possible range of feedstock oils, including soy oil, cottonseed oil, palm oil, pork lard, poultry fat, and beef tallow.  The Batesville plant produces B100.  B20 is currently used in the facility’s diesel fleet and is available for retail sale at the site.  In the second quarter of 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10, and B20 grades), and petrodiesel at our leased storage facility in Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

Biodiesel Production

Biodiesel can be made from renewable sources such as: (i) crude and refined virgin vegetable oils; (ii) crude and refined animal fats; and (iii) used cooking oils and trap grease.  The choice of feedstock is determined primarily by the price and availability of each feedstock variety, yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility.  In the United States, the majority of biodiesel historically has been made from domestically produced soybean oil.  See Pew Center on Global Climate Change, http://www.pewclimate.org/technology/factsheet/biodiesel.  However, this reliance on soybean oil has constrained biodiesel production in the United States due to its higher cost and competition with food demands.  As such, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as used vegetable oil, tallow, and algae.  See http://www.emerging-markets.com/biodiesel/default.asp.

In 2009, we completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blender’s credit at the end of 2009 (see the discussion below), we determined that feedstocks with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are still in the process of debugging this redesigned line.

Legislative Incentives

Historically, the acceptance of biodiesel in the United States has been driven to a great degree by legislative initiatives.  For example, agencies of the United States government, including the Department of Energy, the

Environmental Protection Agency, the Internal Revenue Service, and the Department of Agriculture, as well as many states, offer biodiesel incentives or have mandates for the use of biodiesel, or both.  There are other governmental incentives that do not directly reduce the net cost of producing or blending biodiesel but that drive the demand for biodiesel.  For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the Environmental Protection Agency will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.  The principal federal incentives that we believe have the greatest positive effect on our business are discussed below.

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

Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit.  The tax incentive generally was taken by petroleum distributors and was substantially passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and then to December 31, 2009 through the Emergency Economic Stabilization Act of 2008.

Congress enacted the Energy Policy Act of 2005 in August 2005 and included a number of provisions intended to spur the production and use of biodiesel.  In particular, the Act’s provisions include biodiesel as part of the minimum volume of renewable fuels (the renewable fuels standard or “RFS”), in the nationwide gasoline and diesel pool, with the Environmental Protection Agency being directed to determine the share to be allocated to biodiesel and other details through its rulemaking process.  More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool.  The volume increases each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.  The Act requires the Environmental Protection Agency, beginning in 2006, to publish by November 30th of each year, “renewable fuel obligations” that will be applicable to refiners, blenders, and importers in the contiguous 48 states.  The renewable fuel obligations are required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that will apply to all categories of refiners, blenders, and importers.  The renewable fuel obligations are to be based on estimates that the Energy Information Association provides to the Environmental Protection Agency on the volumes of gasoline it expects will be sold or introduced into commerce.  The Environmental Protection Agency released the final rules to implement the RFS on April 10, 2007.  Under those rules, the RFS compliance period did not begin until September 1, 2007.  The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010, increasing to 36 billion gallons per year by 2022.  Beginning in 2010, a certain percentage of renewable fuel blended into transportation fuels must be cellulosic biofuel, biomass-based diesel (biodiesel), and/or advanced biofuel.

The Energy Policy Act of 2005 also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.

Our 2010 biodiesel production capacity did not exceed 60 million gallons and thus we qualified for this credit.  We expect that our 2011 biodiesel production capacity will not exceed 60 million gallons and that we will qualify for this credit in 2011.

On December 19, 2007, the Energy Independence and Security Act of 2007 was enacted which, among other things, expanded the RFS (also referred to as “RFS2”).  In contrast to the Energy Policy Act of 2005, this bill provided an RFS carve-out applicable specifically to biodiesel; the RFS requirement of the Energy Policy Act of 2005 had mostly been filled by ethanol.  Beginning January 1, 2009, the 2007 Act mandates that 500 million gallons of biomass-based diesel (biodiesel) be used per year.  On November 21, 2008, the USEPA announced that the 2009 RFS2 for refiners, importers, and blenders was 10.21%.  The 2008 RFS was 7.76%.  The 2009 RFS2 represents 11.1 billion gallons of renewable fuel and includes 500 million gallons of biodiesel and renewable diesel.  The mandate under the 2007 Act increases each year and reaches 1 billion gallons per year in 2012.  Beyond 2012, the mandate is to be determined by the Environmental Protection Agency administrator in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.  On November 23, 2010, the Environmental Protection Agency finalized the 2011 RFS2 biodiesel volume at 800 million gallons.

The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.  As noted above, prior legislation limited the tax credit for biodiesel manufactured from non-virgin feedstocks to $0.50 per gallon.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies.  For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems.

The $1.00 per gallon blender tax credit expired on December 31, 2009.  However, in December 2010, the credit was reinstated retroactive to January 1, 2010 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The tax credit is now scheduled to expire on December 31, 2011.  If this tax credit is not renewed, its expiration could have a material adverse effect on our biodiesel business.  See “Risk Factors” beginning at page 16 below.

The federal government offers other programs, including those summarized in the table below.

Federal Agency that Administers/ Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
Internal Revenue Service	income tax credit	infrastructure providers	Alternative Fuel Infrastructure Credit
Provides a tax credit in an amount equal to 50% of the cost of any qualified non-residential alternatively fueled vehicle refueling property placed into service in the United States up to $50,000 in 2009 and 2010, subject to certain limits, and up to 30% of the cost, not to exceed $30,000, for equipment placed into service in 2011.

Environmental Protection Agency	grant program	school districts	Clean School Bus Program
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

	grants/funding	cities, ports, and public entities	National Clean Diesel Campaign	Offers grants and funding to reduce pollution from diesel engines and adoption of clean technologies for agricultural and construction equipment and other projects.
	grants/funding	state, local, and tribal agencies	Air Pollution Control Program	Assists project costs to implement plans for developing, improving, and maintaining prevention of air pollution and the national ambient air quality standards with emphasis on alternative fuels.
Department of Agriculture	grant program	agricultural producers and small businesses	Renewable Energy Systems and Energy Efficiency Improvements Grant
In 2005, the Department of Agriculture’s Office of Rural Development made available $22.8 million in competitive grant funds and guaranteed loans for the purchase of renewable energy systems and energy improvements for agricultural producers and small rural businesses.  Eligible projects include biofuels, hydrogen and energy efficiency improvements, as well as solar, geothermal and wind.

Department of Agriculture/ Department of Energy	grant program	biobased fuels researchers	Biomass Research and Development Act of 2000
Funds research, development and demonstration biomass projects with respect to renewable energy resources from the agricultural and agro-forestry sectors.  Biomass is defined as organic matter that is available on a renewable or recurring basis.

Department of Energy	grants/funding	municipalities and local agencies	Clean Cities	Supports local initiatives to reduce the use of petroleum in transportation with volunteer coalitions to promote alternative fuels

Federal Agency that Administers/ Oversees	Type of Incentive	Who Receives Incentive	Commonly Known As	Summary
Department of Transportation	grants/funding	states, municipalities, state DOTs, and transit agencies	Clean Fuels Grant program and Congestion Migration and Air Quality Improvement Program
Assists designated non-attainment areas for ozone and carbon monoxide in maintaining the national ambient air quality standards; promotes low-emission buses, equipment, alternative fuel stations and infrastructure, use of biodiesel, and cost-effective congestion mitigation activities to improve air quality.

Many states are following the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas provides an income tax credit of 5% of the cost of the facilities and equipment used directly in the wholesale or retail distribution of biodiesel where the equipment has not been claimed in a previous tax year.  In addition, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provides for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  The $0.20 per gallon Arkansas producer credit is capped at 10 million gallons of production, or $2 million, per defined time intervals.  The first interval was January 1, 2007 through June 30, 2008.  We submitted an application for the $0.20 per gallon biodiesel producer credit for production during this 18-month interval and received the $2 million credit in March 2008.  The next funding interval was July 1, 2008 to June 30, 2009.  We applied for funding under this program for biodiesel produced during this interval and received the $2 million credit in July 2009.  No funding was available for this program in 2010, nor do we expect funding to be available in 2011.  However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide either user or producer incentives for biodiesel, several states provide both types of incentives, and approximately 37 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives.  As we expand our business outside of Arkansas, we will evaluate these additional state incentives to determine if we qualify for them.

We will continue to identify and pursue other incentives to support our business.  However, no assurances can be given that we will qualify for any such incentives or, if we do qualify, what the amount of such incentives will be.

ASTM D6751 Standard

For quality specification purposes, and to qualify for the blender’s tax credit, biodiesel must meet the requirements of ASTM D6751.  This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware.  See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Robert L. McCormick, Teresa Alleman, Aaron Williams, Yoshio Coy, Andrew Hudgins, and Wendy Dafoe, October 2009.  All biodiesel manufactured at our Batesville plant  is tested in on-site quality control laboratories and confirmed to meet the ASTM D6751 standard.

Renewable Identification Numbers

As noted above, the RFS mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers.  Renewable Identification Numbers (“RINs”) are the mechanism for insuring that the prescribed levels of blending are reached.  As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to assign a series of numbers (i.e., a RIN) to their product.  Assignment is made according to guidelines established by the Environmental Protection Agency.  Once the RIN is assigned to the fuel, it essentially becomes the renewable fuel credit.  When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred.  The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended.  The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period.  However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuel.

We generally create RINs when we produce biodiesel.  Those RINs may be separated from the biodiesel at the time, if any, that we blend the biodiesel with petrodiesel.  If we sell the biodiesel prior to blending, the RIN goes with the biodiesel.  If we blend the biodiesel prior to selling it, we then sell the RINs with our blended biodiesel or we sell them separate from the biodiesel, dependent upon whether there is a market for the separated RINs and the prices at which they can be sold.  However, no assurances can be given that a separate market for RINs will be sustained.

Future Strategy

Prior to 2009, the growth of the biodiesel industry had been significant.  However, as the price of petrodiesel dropped in 2009, the relative cost of biodiesel increased due to rising prices of feedstocks (among other things), and the $1.00 producer credit terminated at the end of 2009 (with uncertainty about its reinstatement), the production of biodiesel in the United States decreased in 2009 and 2010.  This trend may continue given challenging economic conditions and the leveling off of government requirements after 2012, as well as the uncertainty of the federal blender’s credit.  See Pew Center on Global Climate Change, http://www.pewclimate.org/technology/factsheet/biodiesel.  Researchers believe that the U.S. market will transition to larger plants, alternative feedstocks, and second generation technologies, resulting in a consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field.  However, we believe that producers who are proactive in responding to these changes can benefit in this emerging market.  These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution, and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.  See http://www.emerging-markets.com/biodiesel/default.asp.

Our future strategy for our biofuels segment is geared towards these responses.  For example, in 2009, we commercialized two biobased solvents: FUTURESOL FAME and FUTURESOL Glysol, which we intend to market.  In addition, we intend to expand our biodiesel capacity utilizing available facilities as market conditions dictate.  All future capacity will be operated primarily in continuous processing mode to realize operating economies and optimum throughput.  Existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.  However, our continued production of biodiesel may be severely limited, or eliminated entirely, in the event Congress does not renew the $1.00 per gallon blenders tax credit past December 31, 2011.  See “Risk Factors” beginning at page 16.

Customers and Markets

We currently market our biodiesel products by truck and rail directly to customers in the United States.  Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States for transportation and home heating fuel usage.  For the twelve months ended December 31, 2010, 12 of our customers represented 80% of biofuels revenues (15% of total revenues) with the remaining 20% of biofuels revenues (5% of total revenues) spread across a large number of customers.  Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

Competition

As of December 2010, there was a reported 2.73 billion gallons per year of biodiesel production capacity in the United States, although only approximately 545 million gallons of biodiesel were estimated to have been produced in 2009 (http://www.biodiesel.org.buyingbiodiesel/plants), and 280 million gallons of biodiesel were estimated to have been produced in 2010 (http://www.thebioenergysite.com/news/7153/international-bioenergy-days-2010-biodiesel-gets-burned).  We compete with other producers of biodiesel, both locally, regionally, and nationally.  There are four biodiesel plants in the state of Arkansas, but only our plant is currently operating.  There are several operating facilities in surrounding states and announced biodiesel production facilities in surrounding states.  We estimate that regional competitive producers had approximately 95 million gallons of capacity at the end of 2010.  Our production and the national production of biodiesel were significantly reduced in 2010 for a number of reasons, including uncertainty about the loss of the dollar tax credit, which has now been retroactively reinstated to January 1, 2010 (but which expires December 31, 2011).  We anticipate that biodiesel production at our plant and nationally will likely increase in 2011 over 2010 with the renewal of the tax credit and the RFS2 mandate, although no assurances can be given that there will be such an increase.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel.  For example, biotech company LS9 Inc. announced that it is producing renewable diesel fuel from E. coli excrement.  See http://www.biofuelsdigest.com/blog2/2010/01/28/jbei-ls9-reengineer-e-coli-to-produce-renewable-diesel-directly-from-biomass-cbp-arrives-in-the-drop-in-sphere/.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the conversion of natural oils and wastes to green diesel.  See http://www.uop.com/renewables/10010.html.  We cannot give any assurances that renewable diesel fuel, green diesel, or some other product produced by these competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base which includes pork, chicken, and beef rendering facilities from both national and regional suppliers.  Soybean oil has been sourced from several national and regional producers.  Cottonseed oil has been sourced from a regional cooperative.  All feedstocks are currently supplied by either rail or truck.  We believe that an adequate supply of feedstocks can be sourced to support anticipated production.

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

Cyclicality and Seasonality

The following charts depict our monthly sales of biodiesel (in gallons) for 2009 and 2010.

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

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).  The chemicals segment had revenue of $178,280,000, $143,759,000, and $155,553,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Chemical Products

Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Many of these products are produced under confidentiality agreements in order to protect intellectual property.  This is a service-based business where customers value technical capabilities, responsiveness, and process improvement to continually improve costs and reliability.  Our plant’s custom manufacturing product portfolio includes two large products or product families which are generally produced throughout the year: (i) a bleach activator for a major detergent and consumer products manufacturer; and (ii) a proprietary herbicide (and intermediates) for a major life sciences company.  The portfolio also contains a number of smaller products which are produced intermittently in a “batch campaign” mode, for diverse customers and end markets.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon) modifiers and several small-volume specialty chemicals for diverse applications.  In addition, we have recently been successful in growing our performance chemical business through new product development.  New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, and glycerol formal, and phenol sulfonic acid, which build on our sulfonations technology.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on cost control, operational efficiency, and capacity utilization to maximize earnings.  The ability to utilize large scale batch and continuous production processes and a continuous focus on process improvements allow us to compete effectively in the custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors.  We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency, and matching of opportunities to assets and capabilities.

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

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, photographic imaging, coatings, nutrition, and polymer additives.  These products are generally non-cyclical; however, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy.  In many cases, we may be unable to increase or maintain our level of sales revenue for these products.

All sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multi-year supply agreement that was effective April 1, 2008.  Sales of the bleach activator totaled $79,537,000, $73,466,000, and $83,995,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  Additionally, all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation pursuant to contracts which continue year-to-year unless terminated by notice given no later than 270 days prior to the end of the current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Sales of this herbicide and its intermediates totaled $36,509,000, $31,587,000, and $34,156,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  These two customers represented approximately 54%, 53%, and 60% of our revenues in 2010, 2009, and 2008, respectively.

Competition

Historically, there have been significant barriers to entry for competitors with respect to chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from India and China.  We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability.  Our major competitors in this segment include large multi-national companies with specialty chemical business units, and smaller independent producers.  The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that we should be well positioned for growth due to the combination of our scale of operations, technical capabilities, and financial resources.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, and copyrights.  As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technology from third parties that complements our strategic business objectives.  Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright, or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

Research and Development

We devote significant resources to our research and development programs which are primarily targeted towards two objectives:

•	innovating, developing, and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products; and

•	developing and improving processes for custom manufacturing products and performance chemicals.

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, and process engineering capabilities for batch and continuous processing of both solid and liquid materials.  We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products.

Research and development expense incurred by us for the years ended December 31, 2010, 2009, and 2008 were $3,494,000, $4,165,000, and $3,951,000, respectively.  Substantially all of such research and development expense related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies.  Biofuel and chemical operations are subject to numerous, stringent, and complex laws and regulations at the federal, state, and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection.  These laws and regulations may:

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

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (“RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage, and disposal of hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage, or disposal facility.  Many of the wastes generated in our manufacturing facility are governed by RCRA.

The federal Oil Pollution Act of 1990 (“OPA”) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States.  A responsible party includes the owner or operator of an onshore facility.  OPA limits liability for onshore facilities to $350 million.  These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions.

The federal Water Pollution Control Act (“Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters.  These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future.  Permits must be obtained to discharge pollutants into state and federal waters.  The Clean Water Act provides for civil, criminal, and administrative penalties for discharges of oil and other pollutants, and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

The federal Clean Air Act (“Clean Air Act”), and associated state laws and regulations, restrict the emission of air pollutants from many sources, including facilities involved in manufacturing chemicals and biofuels.  New facilities are generally required to obtain permits before operations can commence, and new or existing facilities may be required to incur certain capital expenditures to install air pollution control equipment in connection with obtaining and maintaining operating permits and approvals.  Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with permits or other requirements of the Clean Air Act and associated state laws and regulations.

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

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on the expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, we estimate the useful life of each individual asset up to 35 years.

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

Our cash expenditures related to environmental protection and improvement were approximately $9,376,000, $9,923,000, and $11,507,000 for the years ended December 31, 2010, 2009, and 2008, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  We do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities.

We believe that we have obtained in all material respects the necessary environmental permits and licenses to carry on our operations as presently conducted.  We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material environmental issues which adversely impact us.  In addition, under our acquisition agreement with Eastman Chemical Company, Eastman Chemical Company acquired environmental insurance with respect to environmental conditions at the Batesville plant existing as of the closing date and Eastman Chemical Company has agreed, subject to certain limitations, to indemnify FutureFuel Chemical Company with respect to such environmental conditions through October 31, 2011.

Management Team and Workforce

Our executive management team at the Batesville plant consists of four individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities.  The  members of the executive team also have international experience, including assignments in Europe and Asia.  The operational and commercial management group at the Batesville site includes six additional degreed professionals with an average experience of over 20 years in the chemical industry.

The Batesville workforce comprises approximately 490 full-time employees (in addition to the ten senior managers), with a total of 75 degreed professionals, including 19 chemists (10 PhDs) and 40 engineers (including 10 licensed professional engineers and 21 chemical engineers).  The site is non-unionized.  Operations personnel are highly skilled as all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged less than 1.6% annually since 2006.

Financial Information about Geographic Areas

Most of our sales are FOB the Batesville plant, although some FOB points are in other states or at foreign ports.  While many of our chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from us to the customer.  Rarely are we the exporter of record, never are we the importer of record into foreign countries, and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers.  We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States.  Our revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) were as set forth in the following table.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2010	$201,496	$17,687	$219,183
Year ended December 31, 2009	$179,505	$17,206	$196,711
Year ended December 31, 2008	$164,963	$33,367	$198,330

For the years ended December 31, 2010, 2009, and 2008, revenues from Mexico accounted for 7%, 8%, and 11%, respectively, of total revenues.  During 2008, FutureFuel Chemical Company sold significant quantities of biodiesel to companies from Canada, during which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 0%, 0%, and 5% of total revenues for each of the years ended December 31, 2010, 2009, and 2008, respectively.  Other than Mexico and Canada, revenues from a single foreign country during 2010, 2009, and 2008 did not exceed 1% of our total revenues.

All of our long-lived assets are located in the United States.

Available Information

We file annual, quarterly, and other reports, proxy statements, and other information with the SEC.  You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.  You may access that site at http://www.sec.gov.

Such documents may also be viewed at our website at http://ir.futurefuelcorporation.com/sec.cfm.

We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (http://ir.futurefuelcorporation.com/sec.cfm), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (http://ir.futurefuelcorporation.com/governance.cfm), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees.  Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Associated With Our Business Activities

The federal excise tax credit for biodiesel will expire on December 31, 2011 and Congress has not enacted legislation to extend this credit.  If the credit is not renewed, our cost of producing biodiesel will be increased, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit.  The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008 and most recently it was extended to December 31, 2011.

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2011 and it expires at that time.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel.  As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

The industries in which we compete are highly competitive.

The biodiesel industry, as well as the chemical business, are highly competitive.  There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual consumers.  We compete with other firms in the sale or purchase of various goods or services in many national and international markets.  We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do.  In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing.  Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements.  As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful.  A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.  No assurances can be given that we will be able to successfully manage such expenses.

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

Production of biodiesel requires adequate supplies of cost-effective feedstocks.  Our inability to acquire adequate volumes of feedstocks may adversely affect our anticipated results of operation and financial condition.

Reaching the federally mandated one billion gallons of biodiesel use by 2012, if met through soybean-based biodiesel alone, would require about 690 million bushels of soybeans, which is about 22% of the U.S. annual soybean crop.  Analysts have cautioned that using more than 35% of the soybean crop for biodiesel would cause significant shocks in food and agricultural markets.  To increase consumption beyond 1.5 billion gallons of soy-based biodiesel, the U.S. would need to depend on imports, continue increasing soybean yields, or develop other feedstocks and/or conversion processes.  Although waste feedstocks are available for biodiesel production, the quantities of such wastes are limited (wastes generated in the U.S. would yield on an annual basis approximately 390 million gallons of biodiesel (150 million gallons from yellow grease and 240 million gallons from animal fats)).  See Pew Center on Global Climate Change, http://www.pewclimate.org/technology/factsheet/biodiesel.  There are several sources of additional feedstock that could be developed in the near-term (such as algae), but no assurances can be made that they will be developed or, if developed, that they will be available at a cost-effective price.  Accordingly, as annual production of biodiesel in the United States increases, the availability of feedstocks could become scarce and/or prices of feedstocks could increase, either of which could adversely affect our results of operations and financial conditions.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  The existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.

Anti-subsidy and anti-dumping complaints have been filed with the European Commission concerning imports of biodiesel originating in the United States.  The European Commission initiated an investigation into these complaints on August 12, 2010 to determine whether anti-dumping and countervailing measures imposed by the European Commission on imports of biodiesel originating in the United States had been circumvented.  This investigation is currently pending.  Although we are not a target of such complaints and do not import biodiesel into the European community, the existence of such complaints, and an adverse decision by the European Commission, could reduce demand for biodiesel produced in the United States.  Such a reduction in demand could reduce the amount of biodiesel that we sell, which could have an adverse effect on our financial condition.

Fluctuations in commodity prices may cause a reduction in the demand or profitability of the products or services we produce.

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors.  These price fluctuations heavily influence the oil and gas industry.  Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure.  Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile.  Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

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

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, soybean oil, and methanol) for our operations.  We have implemented certain risk management tools, such as multiple suppliers and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs.  There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.  In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

All sales of the bleach activator are made to The Procter & Gamble Company and all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  These two customers represented approximately 54% of our revenues for the year ended December 31, 2010.  The contract with The Procter & Gamble Company is a multi-year contract and no assurances can be given that such contract will be extended or, if extended, upon what terms.  The contracts with Arysta LifeScience North America Corporation contain certain termination provisions and no assurances can be given that these contracts will not be terminated.  The loss of these two companies as customers would have a material adverse effect on us.

Changes in technology may render our products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology.  Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput.  These changes may render obsolete certain existing products, energy sources, services, and technologies currently used by us.  We cannot assure you that the technologies used by or relied upon by us will not be subject to such obsolescence.  While we may attempt to adapt and apply the services provided by us to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

Failure to comply with governmental regulations could result in the imposition of penalties, fines, or restrictions on operations and remedial liabilities.

The biofuel and chemical industries are subject to extensive federal, state, local, and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission, and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development.  Existing laws also impose obligations to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination.  Compliance with these laws, regulations, and obligations could require substantial capital expenditures.  Failure to comply could result in the imposition of penalties, fines, or restrictions on operations and remedial liabilities.  These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal, or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business segments in general and on our results of operations, competitive position, or financial condition.  We are unable to predict the effect of additional environmental laws and regulations which may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect our operations in any area.

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

Alternative fuels businesses benefit from tax credits and government subsidies.  If any of the state or federal laws and regulations relating to the tax credits and government subsidies change, the ability to recover capital expenditures from our alternative fuels business could be harmed.  Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel.  For instance, biodiesel products benefit from being the only alternative fuel certified by the Environmental Protection Agency that fulfills the requirements of Section 211(B) of the Clean Air

Act.  If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

Market conditions or transportation impediments may hinder access to raw goods and distribution markets.

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets.  The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities.  The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets since the Batesville, Arkansas regional market is not expected to absorb all of our contemplated production.  Currently, common carrier pipelines are not transporting biodiesel or biodiesel/ petrodiesel blends.  This leaves trucks, barges, and rail cars as the means of distribution of our product from the plant to these storage terminals for further distribution.  However, the current availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers.  Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months.  If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets and consequently our cash flow from sales of biodiesel could be restricted.

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

We have entered into a $50 million revolving credit facility with a commercial bank.  The restrictions governing this indebtedness (such as total debt to EBITDA limitations) may reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.  If we are unable to meet our future debt service obligations and other financial obligations, we could be forced to restructure or refinance such indebtedness and other financial transactions, seek additional equity, or sell assets.

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

Risks Associated With Owning Our Shares

A minimum holding period for our shares received upon exercise of our warrants commenced upon the exercise of such warrants.

The shares of our common stock issued upon the exercise of a warrant generally are considered restricted securities subject to a six-month holding period.  In general, a security holder who has not been our affiliate for three months may resell these securities without any restriction after satisfying the six-month holding period, provided that we are current in our SEC filings.  The Rule 144 holding period for the shares of our common stock received upon exercise of our warrants started upon the exercise of such warrants.  Accordingly, holders of our warrants that exercised their warrants for cash received shares of our common stock subject to trading restrictions which are greater than those imposed on the trading of previously issued shares.  Such restrictions may mean the value of the shares received upon exercise of the warrants may be significantly lower, at least until the six-month holding period has expired, than the shares originally issued.

If our founding shareholders and Mr. Novelly or his designees exercise their registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

Those shareholders holding shares of our common stock prior to our July 2006 offering (the “founding shareholders”; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below for a list of the founding shareholders) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act of 1933, as amended (the “Securities Act”), the resale of their shares of our common stock issued prior to our July 2006 offering (the “founding shares”) and their shares included in the units purchased in our July 2006 offering.  The demand may be made at any time after the date on which we have become a reporting company under the Exchange Act, and their founding shares have been released from escrow.  This occurred on July 12, 2009.  If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 16,250,000 shares (which includes the 5,000,000 shares issued on exercise of their warrants) eligible for trading in the public market.  The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

We may be suspended or delisted from the New York Stock Exchange if we do not satisfy their continued listing requirements.

Under the investor rights agreement that we entered into on July 12, 2006 with CRT Capital Group LLC and KBC Peel Hunt Ltd, we were obligated to use our commercially reasonable efforts to cause our shares of common stock to be authorized to be quoted and/or listed (to the extent applicable) on the American Stock Exchange, the NYSE, the NASD Automated Quotation System, or the NASDAQ National Market (or, in each case, a successor thereto) or a similarly recognized national trading platform, if our common stock so qualified.  Prior to December 2008, we did not satisfy the listing requirements of any such exchange other than the OTC Bulletin Board.  Application for listing was made to the OTC Bulletin Board and our shares of common stock are quoted thereon.  In December 2008, we met the listing requirements for certain of the NASDAQ markets, and in December 2010 we met the listing requirements for the NYSE.  We determined that it was in the best interests of the Company and our shareholders to list on the NYSE.  We applied for such listing and we were authorized to list our common stock on the NYSE on

March 8, 2011.  We expect our common stock to commence trading on the NYSE on March 23, 2011 under the symbol “FF”.

Securities admitted to the NYSE may be suspended from dealing or delisted at any time the listed company fails to satisfy certain continued listing criteria.  These criteria could be triggered if, among other things, the number of our publicly-held shares falls below 600,000, the average closing price of our common stock is less than $1.00 per share over a consecutive 30 trading-day period, or we fail to file certain reports with the SEC.  As a matter of practice, the NYSE generally gives a listed company notice if any of these criteria are triggered, and generally provides the listed company with certain cure periods.  If we suffer such an event but do not cure it, or if such event cannot be cured, trading of our common stock on the NYSE may be suspended from dealing or our stock may be delisted.  Any such suspension or delisting may have an adverse effect on the market price of our common stock.

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.  We have filed with the SEC a Form S-3 Registration Statement commonly known as a “shelf registration”.  Pursuant to this registration statement, we may issue common stock or preferred stock, or warrants or rights, or units comprised of any of the foregoing, in an amount not to exceed $50 million, without any action or approval by our stockholders.  As of the date of this report, 39,983,849 shares of our common stock currently are outstanding.  The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile and our shares are thinly traded.  Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; or (v) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

The market price for our common stock may also be affected by various factors not directly related to our business or future prospects, including the following:

•	intentional manipulation of our stock price by existing or future shareholders;

•	a reaction by investors to trends in our stock rather than the fundamentals of our business;

•	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;

•	the interest of the market in our business sector, without regard to our financial condition, results of operations, or business prospects;

•	positive or negative statements or projections about us or our industry by analysts and other persons;

•
the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

•	economic and other external market factors, such as a general decline in market price due to poor economic conditions, investor distrust, or a financial crisis.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and infrastructure, including on-site liquid waste treatment.  FutureFuel Chemical Company is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances), and manufactures both biofuels and chemicals at the plant.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel.  The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth.  We believe that the plant is generally well maintained, in good operating condition, and suitable and adequate for its uses.

In February 2009, we formed FFC Grain, L.L.C. to acquire a granary in Marianna, Arkansas.  FFC Grain, L.L.C. acquired the granary in March 2009 and owns it in fee simple, and the land and improvements thereon are not subject to any material encumbrances.

Item 3. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business.  However, from time to time, we may be parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 4. [Removed and Reserved].

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing July 11, 2008, shares of our common stock were quoted on the OTC Bulletin Board under the symbol “FTFL”.  The high and low bid quotations on the OTC Bulletin Board for our shares of common stock for 2009 and 2010 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2009 - March 31, 2009	$4.98	$3.83
April 1, 2009 - June 30, 2009	$5.15	$4.70
July 1, 2009 - September 30, 2009	$7.04	$5.03
October 1, 2009 - December 31, 2009	$7.10	$6.00
January 1, 2010 – March 31, 2010	$6.36	$4.85
April 1, 2010 – June 30, 2010	$6.32	$5.66
July 1, 2010 – September 30, 2010	$7.45	$6.22
October 1, 2010 – December 31, 2010	$10.00	$7.00

On March 8, 2011, the NYSE approved our application to list our common stock on the exchange.  We expect that our common stock will commence trading on the NYSE on March 23, 2011 under the symbol “FF”.  Our common stock will continue to quoted on the OTC Bulletin Board under the symbol “FTFL” until the transfer is completed.

Our warrants were not quoted or listed on any established exchange or quotation system.

There are currently outstanding 39,983,849 shares of our common stock.  None of our warrants are currently outstanding.  See the discussion below.  Under U.S. securities laws at the time of our offering, shares of our common stock and warrants that were sold or acquired on July 12, 2006 could not be re-sold until they had been held for two years, unless registered with the SEC or unless an exemption from registration was available.  The relevant U.S. securities laws were revised to reduce the holding period for non-affiliates to six months, effective February 15, 2008.  As a result, such shares and warrants (subject, in the case of warrants, to the qualification discussed below) may be sold by non-affiliates of the Company, either within or outside the U.S., without restrictions imposed by U.S. securities laws.  Affiliates of the Company, defined generally as any person that directly or indirectly controls, is controlled by, or is under common control with the Company (typically directors, executive officers, and primary shareholders) remain limited in the amount and manner in which they may sell our shares and warrants.  Thus, non-affiliates who acquired our shares and warrants which were issued in our initial offering on July 12, 2006 may generally freely trade those shares and warrants in the United States.

Please note, however, that the exercise of the warrants for shares of our common stock were subject to certain conditions designed to ensure compliance with U.S. securities laws.  These conditions included the provision to us of a written certification that the exercising shareholder was neither within the U.S. nor a U.S. person and that the warrant was not being exercised on behalf of a U.S. person.  In the case of a holder who could not make the foregoing representation, we may have required the holder to provide to us a written opinion of counsel to the effect that the warrants and the shares of our common stock to be delivered upon the exercise of such warrants had been registered under the Securities Act, or were exempt from registration thereunder and such securities were qualified for sale or were exempt from qualification under applicable securities laws of the state or other jurisdiction in which the registered holder resides.  The shares of our common stock issued upon the exercise of a warrant were considered restricted securities subject to a six-month holding period.  In general, a security holder who had not been an affiliate of the Company for three months may resell these securities without any restriction after satisfying the six-month holding period, provided that we are current in our SEC filings.  Because of these restrictions, the certificates for shares of our common stock issued upon the exercise of our warrants must contain an appropriate legend, which means they must be certificated, generally for the twelve months after the warrant was exercised.

Holders

The shares of our common stock were held by approximately 384 holders of record on March 11, 2011 as recorded on our transfer agents’ registers.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.  Based on such criteria, we paid special cash dividends in 2009 and 2010 as follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.30	December 7, 2009	December 15, 2009	November 30, 2009
$0.20	March 23, 2010	April 9, 2010	March 12, 2010
$0.20	May 18, 2010	June 8, 2010	June 30, 2010
$0.20	September 14, 2010	September 30, 2010	August 17, 2010
$0.20	December 1, 2010	December 15, 2010	November 12, 2010

In addition, we declared a special cash dividend on February 3, 2011 of $0.10 per share on our common stock, with a record date of March 1, 2011 and payable on March 15, 2011.  No assurances can be given that we will pay additional dividends in 2011 or thereafter or, if we do pay dividends in the future, no assurances can be given as to the amount of such dividends.  There are no material restrictions on our ability to pay dividends except those which are imposed under applicable Delaware corporate law.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2010, we issued options to purchase 690,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	417,500	$6.40	1,939,700

Performance Graph

The following graph shows changes over the 53-month period beginning July 13, 2006 (the completion of our offering of units) through December 31, 2010 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  These companies are: AE Biofuels Inc., All Fuels & Energy Company, Altair Nano Technologies, Inc., Alternative Energy Sources Inc., American Jianye Greentech Holdings In., Amyris Inc., Aspa Gold Corp., Aventine Renewable Energy Holdings Inc., Balchem Corp., Biofuel Energy Corp., Biofuels Power Corp., Bluefire Renewables, Inc., Carbonics Capital Corp., Chemtura Corp.,  China Clean Energy Inc., China Jianye Fuel Inc., China Rutai International Holdings Company, Clean Tech Biofuels Inc., Easylink Solutions Corp., Ecotech Energy Group Inc., Evolution Fuels Inc.,  Four Rivers Bioenergy Inc., Gevo Inc., Global Nutech Inc., Green Energy Live Inc., Green

Energy Resources Inc., Green Plains Renewable Energy Inc., Greenhouse Holdings Inc., Green Energy Inc., Greenshift Corp., Hybrid Fuels Inc., Incoming Inc., International Flavors & Fragrances Inc., Keyuan Petrochemicals Inc., KL Energy Corp., KMG Chemicals Inc., Kreido Biofuels Inc., Luna Technologies International Inc., New Generation Biofuels Holdings Inc., Newmarket Corp., Omnova Solutions, Inc., Originoil Inc., Orion Ethanol Inc.,  Pacific Ethanol Inc., Panda Ethanol Inc., Petroalgae Inc., Pure Biofuels Corp., Sino Clean Energy Inc., Solutia Inc., Southridge Enterprises Inc., Spartan Gold Limited, Sterling Chemicals Inc., Syntec Biofuel Inc., Verenium Corp., and Westlake Chemical Corp.

Recent Sales of Unregistered Securities

We did not sell any of our securities within the three-year period ended December 31, 2010 in transactions that were not registered under the Securities Act of 1933.

Purchase of Securities by Us

Neither we nor anyone acting on our behalf purchased during 2010 any shares of our common stock, which is the only class of our equity securities that is registered pursuant to section 12 of the Exchange Act.

The following sets forth the status of our warrants.

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

Date	# of Warrants	Average Price Per Warrant	Purchase Price
August 1-31, 2009	1,100,000	$0.35	$ 385,005
October 1-31, 2009	91,400	$0.70	63,985
November 1-30, 2009	450,900	$0.78	350,720
Total	1,642,300		$ 799,710

As a result of those purchases, there were 19,675,200 of our warrants outstanding as of December 31, 2009.

During 2010, 11,783,549 warrants were exercised.  Pursuant to the 2009 board authorization, we purchased and canceled the following warrants in 2010.

Date	# of Warrants	Average Price Per Warrant	Purchase Price
May 1-31, 2010	558,000	$0.35	$ 195,300
June 1-30, 2010	2,216,130	$0.31	682,111
July 1-31, 2010	2,843,100	$0.12	332,650
Total	5,617,230		$ 1,210,061

The remaining 2,274,421 warrants expired on July 12, 2010.  As a result, no warrants were issued and outstanding as of December 31, 2010.

Item 6. Selected Financial Data.

Historically, the business and assets included in FutureFuel Chemical Company were accounted for by Eastman Chemical Company in various segments of Eastman Chemical Company’s overall business.  Although FutureFuel Chemical Company was incorporated on September 1, 2005, Eastman Chemical Company did not begin transferring assets into FutureFuel Chemical Company until January 1, 2006 and completed the transfer in subsequent periods prior to the closing of our acquisition of FutureFuel Chemical Company.  Notwithstanding that FutureFuel Chemical Company was a separately incorporated entity, Eastman Chemical Company did not prepare separate financial statements for FutureFuel Chemical Company nor was it required to do so under local law or accounting rules.  Rather, the operations of the Batesville plant were reported within Eastman Chemical Company based upon the underlying products, and the revenues and expenses of the plant were presented in various segments within Eastman Chemical Company’s financial statements.  In addition, allocations to the plant of Eastman Chemical Company overhead (such as insurance, employee benefits, legal expenses, and the like) were based upon assumptions made by Eastman Chemical Company and such assumptions historically did not reflect expenses which FutureFuel Chemical Company would have incurred had it been a stand-alone entity.  Since we did not acquire or succeed to all of the assets and liabilities of Eastman Chemical Company, “carve-out” financial statements have been prepared for the acquired component business, excluding the continuing operations retained by Eastman Chemical Company, and allocations for overhead components described above have been effected.

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

The following table sets forth our and FutureFuel Chemical Company’s summary historical financial and operating data for the periods indicated below.  This summary historic financial and operating data has been derived from FutureFuel Chemical Company’s “carve-out” financial statements as of and for the ten months ended October 31, 2006 (the period between January 1, 2006 and the date we acquired FutureFuel Chemical Company), and our consolidated financial statements for the twelve months ended December 31, 2006, 2007, 2008, 2009, and 2010.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.  The selected financial data for FutureFuel Chemical Company prior to our acquisition thereof represent financial information prepared and provided by Eastman Chemical Company to us in conjunction with the carve out and sale of the Batesville plant to us for the ten months ended October 31, 2006.

(Dollars in thousands, except per share amounts)

	FutureFuel Corp Consolidated				FutureFuel Corp. and FutureFuel Chemical Company Combined	FutureFuel Corp. Consolidated	FutureFuel Chemical Company
Item	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	Twelve Months Ended December 31, 2006	Twelve Months Ended December 31, 2006	Ten Months Ended October 31, 2006
Operating Revenues	$219,183	$196,711	$198,330	$169,788	$150,770	$23,043	$127,727
Net income (loss)	$23,094	$16,992	$22,675	$8,408	$2,242	$2,717	$(475)
Earnings per common share:
Basic	$0.63	$0.60	$0.84	$0.31	$0.08	$0.10	NA
Diluted	$0.62	$0.58	$0.82	$0.26	$0.07	$0.09	NA
Total Assets	$343,156	$246,007	$238,126	$216,113	$203,059	$203,516	NA
Long-term obligations	$46,674	$34,842	$34,377	$24,353	$20,740	$20,740	NA
Cash dividends per common share	$0.80	$0.30	$0.70	$0.00	$0.00	$0.00	$0.00
Net cash provided by (used in) operating activities	$17,839	$25,883	$36,275	$21,554	$(3,960)	$(12,494)	$8,534
Net cash provided by (used in) investing activities	$(30,767)	$21,430	$(52,009)	$(29,978)	$(91,168)	$(82,619)	$(8,549)
Net cash provided by (used in) financing activities	$38,473	$(9,256)	$(11,466)	$(50)	$158,229	$158,214	$15

For the combined year ended December 31, 2006, operating revenues, net income (loss), and earnings per common share combine our consolidated results for the entire twelve months ended December 31, 2006 and FutureFuel Chemical Company’s results for the ten months ended October 31, 2006.  This information is for illustrative purposes only.  The consolidated company would likely have performed differently had they always been combined.  The information should not be relied on as an indication of future results that the combined company will experience after the acquisition of FutureFuel Chemical Company because of a variety of factors, including access to additional information and changes in value.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2010, 2009, and 2008 are set forth in the following table.

(Dollars in thousands)

	2010	2009	2008
Net cash provided by operating activities	$17,839	$25,883	$36,275
Net cash provided by (used in) investing activities	$(30,767)	$21,430	$(52,009)
Net cash provided by (used in) financing activities	$38,473	$(9,256)	$(11,446)

Operating Activities

Cash provided by operating activities decreased from $25,883,000 in 2009 to $17,839,000 in 2010.  The decrease in cash provided by operating activities was primarily the result of an $11,695,000 decrease in the cash provided by the change in accounts receivables and an $12,070,000 decrease in the cash provided by the change in inventory.  Partially offsetting these decreases was an $8,604,000 increase in the cash provided by deferred revenue, a $2,404,000 increase in the cash provided by the provision for deferred income taxes, and a $6,102,000 increase in net income.  The decrease in cash provided by the change in accounts receivable was a result of the December 2010 retroactive reinstatement of the $1.00 per gallon biodiesel blender’s tax credit.  A key component of the impact of this reinstatement was the booking of a $10,785,000 receivable from the federal government.  This receivable remained uncollected until February 2011 when payment was received in full.  The decrease in the cash provided by the change in inventory stemmed from an inventory build of feedstocks and raw materials at December 31, 2010 along with end-of-the-year purchases of petrodiesel.  The increase in cash provided by deferred revenue was a result of progress made on capital projects we undertook on behalf of our customers.  The increase in cash provided by the provision for deferred income taxes was a result of the effects of tax laws such as bonus depreciation which allowed for an early recognition of income tax expenses.

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

Investing Activities

Cash provided by (used in) investing activities decreased from $21,430,000 in 2009 to $(30,767,000) in 2010.  This decrease was primarily a result of increased investing activity, as cash held in a restricted account for purposes of securing a short position increased by $21,086,000 and purchases of marketable securities increased $30,152,000.  These decreases in cash were partially offset by a decrease of $12,239,000 in capital expenditures.

Cash provided by (used in) investing activities increased from $(52,009,000) in 2008 to $21,430,000 in 2009.  The increase in cash provided by investing activities was almost entirely related to the liquidation of investments in marketable securities, auction rate securities, and commercial paper in 2009.  Cash used in the purchase of marketable securities decreased from $40,835,000 in 2008 to $19,999,000 in 2009.  We reported net purchases of auction rate securities of $14,985,000 in 2008 as compared to net sales of auction rate securities of $12,185,000 in 2009.  Cash provided by (used in) the net purchases of commercial paper increased from $(15,384,000) in 2008 to $15,424,000 in 2009.  Also contributing to the increase in cash provided by investing activities was an increase in cash provided by (used in) the collateralization of derivative instruments from $(7,037,000) in 2008 to $5,270,000 in 2009.  Partially offsetting the increase in cash provided by investing activities was an increase in capital expenditures from $16,436,000 in 2008 to $21,910,000 in 2009 and the purchase of $3,965,000 of preferred stock and trust preferred securities in 2009.

Financing Activities

Cash provided by (used in) financing activities increased from $(9,256,000) in 2009 to $38,473,000 in 2010.  This increase was primarily attributable to the exercise of warrants to purchase our common stock and the exercise of stock options.  Proceeds from such stock issuances totaled $70,736,000 in 2010.  Partially offsetting the positive impact from the stock issuances was the effect of increased dividends paid.  The payment of dividends increased from $8,457,000 in 2009 to $31,053,000 in 2010.

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

Capital Expenditure Commitments

We had two capital projects as of December 31, 2010 with material capital expenditure commitments of $6,583,000.  The capital projects were the construction of two specialty chemical plants.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit facility at December 31, 2010, 2009, or 2008.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash and cash investments and borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Department of Energy Grant

We entered into a contract with a customer to design, construct, and operate a commercial-scale plant to produce intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries.  In connection with this contract, we applied for a financial assistance award under the Electric Drive Vehicle Battery and Component Manufacturing Initiative administered by the Department of Energy National Energy Technology Laboratory on behalf of the Office of Energy Efficiency and Renewable Energy.  An award was granted to us in the amount of $12,600,000, which we accepted on July 27, 2010.  We will use the funds to modify existing idle assets and to acquire and construct new assets to be used for the production of specialized materials for lithium-ion batteries for electric cars and other applications.  We receive grant monies as we incur construction-related expenditures.  The amounts received under this arrangement are recorded as deferred revenue and will be amortized into earnings over the anticipated life of the customer relationship.  Such amortization will begin once construction is completed and the plant is placed into service.

Special Dividend

In 2010, we declared special cash dividends aggregating $0.80 per share on our common stock, with record dates and payment dates as set forth above.  The special cash dividends amounted to $31,053,000.

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

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, and the exercise of warrants, we accumulated excess working capital.  Some of this excess working capital was paid out in 2008, 2009, and 2010 as a special cash dividend.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant and to pursue complimentary acquisitions in the energy and chemical industries.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In 2010, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  In 2009, we had investments in certain preferred stock and trust preferred securities.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued interest, totaled $28,200,000 and $4,011,000 at December 31, 2010 and 2009, respectively.

We also maintained a position in auction rate securities during 2010 and 2009.  We have selectively made investments in certain auction rate securities that we believe offer sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We classified these instruments as current assets in the accompanying consolidated balance sheet and carry them at their estimated fair market value.  These securities were repurchased on October 15, 2010 for par value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $0 and $2,800,000 at December 31, 2010 and 2009, respectively.  Auction rate securities are typically long term bonds issued by an entity for which there is a series of auctions over the life of the bond that serve to reset the interest rate on the bonds to a market rate.  These auctions also serve as a mechanism to provide liquidity to the bond holders; as long as there are sufficient purchasers of the auction rate securities, the then owners of the auction rate securities are able to liquidate their investment through a sale to the new purchasers.  In the event of an auction failure, a situation when there are more sellers than buyers of a particular issue, the current owners of an auction rate security issue may not be able to liquidate their investment.  As a result of an auction failure, a holder may be forced to hold the particular security either until maturity or until a willing buyer is found.  Even if a willing buyer is found, however, there is no guarantee that this willing buyer will purchase the security for its carrying value, which would result in a loss being realized on the sale.  The liquidity problems recently experienced in the U.S. auction rate securities markets have generally been focused on closed-end fund and student loan auction rate securities, asset classes that we have avoided.

At December 31, 2010, we had a short position in certain marketable debt securities.  Such a position did not exist at December 31, 2009.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  We realized gains of $528,000 and $0 on these securities in 2010 and 2009, respectively.  The fair value of these securities totaled $(19,295,000) and $0 at December 31, 2010 and 2009, respectively.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086,000 and $0 at December 31, 2010 and 2009, respectively, and is classified as restricted cash and cash equivalents in the consolidated balance sheet.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

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

We have been the primary manufacturer for a customer of a proprietary herbicide and certain intermediates.  These products are facing generic competition, and no assurances can be given that we will remain the primary manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the then current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.

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

Pricing for the other custom manufacturing products is negotiated directly with the customer.  Some, but not all, of these products have pricing mechanisms and/or protections against raw material or conversion cost changes.

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon.  This group of products also includes sulfonated monomers and hydrotropes, specialty solvents, polymer additives, and chemical intermediates.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Pricing for the other performance chemical products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

We procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2009, we completed a project to increase our production capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blender’s credit at the end of 2009, we determined that feedstock with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are still in the process of debugging this redesigned line.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) continuance of the $1.00 per gallon federal blender’s tax credit, which credit terminates on December 31, 2011; and (iii) the permanency of government mandates.  See “Risk Factors” above.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.  We also sell refined petroleum products from time-to-time to maintain our status as a shipper on a common carrier pipeline.

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

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Revenues

Revenues for the year ended December 31, 2010 were $219,183,000 as compared to revenues for the year ended December 31, 2009 of $196,711,000, an increase of 11%.  Revenues from biofuels decreased 23% and accounted for 18% of total revenues in 2010 as compared to 27% in 2009.  Revenues from chemicals increased 24% and accounted for 82% of total revenues in 2010 as compared to 73% in 2009.  Within the chemicals segment, revenues for 2010 changed as follows as compared to 2009: revenues from the bleach activator increased 8%; revenues from the proprietary herbicide and intermediates increased 16%; revenues from CPOs increased 195%; revenues from DIPB increased 10%; and revenues from other products increased 62%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our revenue base, accounting for 54% of revenues for the year ended December 31, 2010 as compared to 53% for the year ended December 31, 2009.  The increase in revenue from the bleach activator during 2010 as compared to 2009 was attributable to higher volumes sold in 2010.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, the increase in revenues in 2010 as compared to 2009 was primarily a result of higher volumes.

Revenues from CPOs and DIPB together increased 57% during 2010.  The end market for CPOs is the automotive industry and demand for this product has benefited from the improvement in economic conditions.  Revenues from DIPB in 2010 were higher in 2010 as compared to 2009; revenues in the second half of 2009 were sufficient to offset reduced revenues in the first half of the year related to a scheduled maintenance shutdown and reduced demand from our customer.

Decreased revenues in 2010 from the biofuels segment resulted from lower volume of biodiesel, a direct result of the expiration of the $1 blender’s credit, and reduced volume of agricultural commodities, primarily soybeans, rice, and corn from the granary we purchased in March 2009.  The volume of biodiesel sold in 2010 decreased 47% as compared to 2009.  The volume of petrodiesel and biodiesel blends (ranging from less than 5% biodiesel to as much as 99% biodiesel) increased 21% as compared to 2009; this increase was primarily a result of our success with our regional fuel distribution strategy and strategic purchases and sales of fuel.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2010 were $177,899,000 as compared to total cost of goods sold and distribution for 2009 of $162,274,000, an increase of 10%.

Cost of goods sold and distribution for 2010 for our chemicals segment were $136,847,000 as compared to cost of goods sold and distribution for 2009 of $110,752,000.  On a percentage basis, the 24% increase in cost of goods sold and distribution were directly in line with the 24% increase in chemicals segment revenues.

Cost of goods sold and distribution for 2010 for our biofuels segment were $41,052,000 as compared to cost of goods sold and distribution for 2009 of $51,522,000.  On a percentage basis, cost of goods sold and distribution decreased 20% versus a decrease in revenues of 23%.  This decrease is primarily attributed to reduced sales volume in the absence of the $1 blender’s credit and losses incurred in our biodiesel hedging activities.   Additionally, the 2009 results reflect a $2,000,000 award from the Arkansas Alternative Fuels Development Program.  Under this program, biodiesel producers in the state of Arkansas were eligible to receive $0.20 per gallon for every gallon of biodiesel produced during defined time periods, up to a maximum of $2,000,000 per period, subject to funding by the State of Arkansas.  The grant was not funded in 2010.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, we recognized income in the period funding was received.

Operating Expenses

Operating expenses decreased 5% from $9,598,000 in 2009 to $9,129,000 in 2010.  Compensation expense decreased 3% as a result of reduced administrative staff.  Other expense increased 17%, primarily as a result of the addition of our granary and, to a lesser extent, from increased legal fees stemming from issues described under “Other Matters”.  Related party expense decreased 14%.  Related party expense is described in detail in Note 20 of our consolidated financial statements included elsewhere herein.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2010 and 2009 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $277,000 at December 31, 2010.

Income Taxes

We had no liability for uncertain tax positions at December 31, 2010.  See Note 15 to our consolidated financial statements included elsewhere herein.

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

Operating Expenses

Operating expenses increased 17% from $8,236,000 in 2008 to $9,598,000 in 2009.  Compensation expense increased 24% as a result of additions to our chemical sales department and, to a lesser extent, additions to our administrative team.  Other expense increased 28%, primarily as a result of the addition of our granary and, to a lesser extent, from increased legal fees stemming from issues described under “Other Matters”.  Related party expense increased 59%, though on a dollar value basis the increase was less significant.  Related party expense is described in detail in Note 20 of our consolidated financial statements included elsewhere herein.

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

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At December 31, 2010, we recorded an allowance for doubtful accounts of $10,000, which pertained to one customer.  We recorded no allowance for doubtful accounts at December 31, 2009.  We historically have not experienced significant problems in collecting our receivables and we do not expect this to change going forward.

Depreciation

Depreciation is provided for using the straight-line method over the associated assets’ estimated useful lives.  We primarily base our estimate of an asset’s useful life on our experience with other similar assets.  The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used, or changes in the business climate.  When the actual useful life differs from the estimated useful life, impairment charges may result.  We monitor the estimated useful lives of our assets and do not currently anticipate impairment charges.

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2010 and December 31, 2009, we recorded a reserve for closure/post-closure liabilities of $702,000 and $680,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue Recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  Nearly all custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer volume discounts, rebates, or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for four specialty chemical customers in both 2010 and 2009 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $57,074,000, $42,773,000, and $50,527,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at December 31, 2010 and December 31, 2009.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2010 or December 31, 2009 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

At December 31, 2010, we had a short position in certain marketable debt securities.  Such a position did not exist at December 31, 2009.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we have purchased.  We are committed to repurchase these short-sold securities in the future.  We are required to maintain a margin account at a broker to collateralize this obligation.  It is possible that this margin account balance will not be sufficient to meet our obligations, which would place an addition commitment on our available cash balances.

Contractual Obligations

The following table sets forth as of December 31, 2010 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,338	759	922	477	180
Purchase obligations(b)	6,583	6,583	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	-	-	-	-	-
Total	$8,921	$7,342	$922	$477	$180
__________

(a)	As of December 31, 2010, we had no borrowings under the $50 million credit agreement described above.

(b)	Purchase obligations within less than one year include the construction of two specialty chemical plants.

(c)
A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $702 at December 31, 2010.  We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility.  As such, we do expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (“HED”) required by the Environmental Protection Agency for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the Environmental Protection Agency.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2010 and 2009, the fair values of our derivative instruments were a net liability in the amount of $1,649,000 and $1,930,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of animal fat, electricity, and petrodiesel.  The availability and price of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2010.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	58,197,386	LB	10%	$1,688	4.1%
Electricity	88,385	MWH	10%	$454	1.1%
Petrodiesel	2,217,359	GAL	10%	$451	1.1%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2010.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2010 or 2009 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

At December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on our other marketable securities.  The fair value of the securities totaled $(19,295,000) at December 31, 2010.  We maintain a margin account to collateralize these marketable debt securities.  This margin account maintained a balance of $21,086,000 at December 31, 2010 and is classified as restricted cash and cash equivalents in our consolidated balance sheet included herein.  We will be obligated to purchase these securities at a future date.  To the extent that these marketable debt securities appreciate in value, we are exposed to off-balance sheet risks.

Item 8. Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2010 and 2009 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2010, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri
March 16, 2011

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2010 and 2009

(Dollars in thousands)

	2010	2009
Assets
Cash and cash equivalents	$91,057	$65,512
Accounts receivable, net of allowances of $10 and $0, respectively	35,165	21,759
Inventory	37,372	26,444
Income taxes receivable	519	912
Prepaid expenses	1,240	1,297
Prepaid expenses - related parties	-	23
Marketable and auction rate securities	28,200	6,811
Restricted cash and cash equivalents	21,086	-
Other current assets	1,015	828
Total current assets	215,654	123,586
Property, plant and equipment, net	125,007	119,248
Intangible assets	94	208
Other assets	2,401	2,965
Total noncurrent assets	127,502	122,421
Total Assets	$343,156	$246,007

Liabilities and Stockholders’ Equity
Accounts payable	$14,628	$14,269
Accounts payable - related parties	468	556
Current deferred income tax liability	4,661	3,172
Deferred revenue – short-term	1,758	-
Short position – marketable debt securities	19,295	-
Accrued expenses and other current liabilities	3,341	2,832
Accrued expenses and other current liabilities - related parties	8	67
Total current liabilities	44,159	20,896
Deferred revenue – long-term	17,118	9,348
Contingent liability – long-term	2,289	-
Other noncurrent liabilities	903	1,376
Noncurrent deferred income tax liability	26,364	24,118
Total noncurrent liabilities	46,674	34,842
Total Liabilities	90,833	55,738
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 39,978,849 and 28,190,300 issued and outstanding as of December 31, 2010 and 2009, respectively	4	3
Accumulated other comprehensive income	525	38
Additional paid in capital	237,123	167,598
Retained earnings	14,671	22,630
Total stockholders’ equity	252,323	190,269
Total Liabilities and Stockholders’ Equity	$343,156	$246,007

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
for the Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands, except per share amounts)

	2010	2009	2008
Revenues	$219,090	$194,217	$193,466
Revenues – related parties	93	2,494	4,864
Cost of goods sold	169,776	151,359	149,122
Cost of goods sold – related parties	4,044	5,933	5,331
Distribution	3,553	4,894	3,460
Distribution - related parties	526	88	-
Gross profit	41,284	34,437	40,417
Selling, general, and administrative expenses
Compensation expense	3,500	3,605	2,907
Other expense	1,794	1,530	1,191
Related party expense	341	298	187
Research and development expenses	3,494	4,165	3,951
	9,129	9,598	8,236
Income from operations	32,155	24,839	32,181
Interest income	1,135	403	2,965
Interest expense	(74)	(27)	(26)
Gain (loss) on foreign currency	-	(3)	287
Gain (loss) on sale of marketable securities	997	(15)	(377)
Other income (expense)	(35)	249	(34)
	2,023	607	2,815
Income before income taxes	34,178	25,446	34,996
Provision for income taxes	11,084	8,454	12,321
Net income	$23,094	$16,992	$22,675

Earnings per common share
Basic	$0.63	$0.60	$0.84
Diluted	$0.62	$0.58	$0.82
Weighted average shares outstanding
Basic	36,526,105	28,190,300	27,029,210
Diluted	37,188,328	29,254,272	27,550,441

Comprehensive income	2010	2009	2008
Net income	$23,094	$16,992	$22,675
Other comprehensive income (loss), net of tax (benefit) of $306 in 2010, $14 in 2009, and $(26) in 2008	487	23	(43)
Comprehensive income	$23,581	$17,015	$22,632

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2010, 2009, and 2008
(Dollars in thousands)

	2010	2009	2008
Cash flows provided by operating activities
Net income	$23,094	$16,992	$22,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,564	7,517	5,800
Provision for deferred income taxes	3,429	1,025	3,053
Change in fair value of derivative instruments and marketable securities	(93)	(1,236)	2,928
Loss (gain) on the sale of investments	(1,184)	15	377
Accretion of the discount of marketable debt securities	-	-	(188)
Losses on disposals of fixed assets	318	240	24
Stock based compensation	-	873	849
Noncash interest expense	22	22	22
Changes in operating assets and liabilities:
Accounts receivable	(13,406)	(1,711)	(2,534)
Inventory	(10,929)	1,141	(4,149)
Income taxes receivable	393	(120)	(793)
Prepaid expenses	56	(3)	(94)
Prepaid expenses - related parties	23	(23)	-
Accrued interest on marketable securities	32	5	63
Other assets	338	(19)	1,042
Accounts payable	360	937	711
Accounts payable - related parties	(88)	134	300
Income taxes payable	-	-	(1,231)
Accrued expenses and other current liabilities	509	581	(1,119)
Accrued expenses and other current liabilities - related parties	(60)	47	20
Deferred revenue	7,958	(646)	8,423
Other noncurrent liabilities	(497)	112	96
Net cash provided by operating activities	17,839	25,883	36,275

	2010	2009	2008
Cash flows from investing activities
Restricted cash	(21,086)	-	3,263
Collateralization of derivative instruments	326	5,270	(7,037)
Purchase of marketable securities	(50,151)	(19,999)	(40,835)
Proceeds from the sale of marketable securities	47,012	35,972	39,557
Net sales (purchases) of auction rate securities	2,800	12,185	(14,985)
Purchase of commercial paper	-	-	(15,384)
Proceeds from the sale of commercial paper	-	15,424	-
Purchase of preferred stock and trust preferred securities	-	(3,965)	-
Proceeds from the sale of fixed assets	3	17	8
Acquisition of a granary	-	(1,252)	-
Contingent purchase price payment	-	(312)	(250)
Capital expenditures	(9,671)	(21,910)	(16,346)
Net cash provided by (used in) investing activities	(30,767)	21,430	(52,009)
Cash flows from financing activities
Proceeds from the issuance of stock	70,736	-	8,169
Purchase of warrants	(1,210)	(799)	-
Payment of dividend	(31,053)	(8,457)	(19,705)
Excess tax benefit associated with stock options	-	-	70
Net cash provided by (used in) financing activities	38,473	(9,256)	(11,466)
Net change in cash and cash equivalents	25,545	38,057	(27,200)
Cash and cash equivalents at beginning of period	65,512	27,455	54,655
Cash and cash equivalents at end of period	$91,057	$65,512	$27,455

Cash paid for interest	$2	$8	$4

Cash paid for income taxes	$8,081	$7,677	$11,117

Non-cash capital expenditures	$3,859	$-	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010, 2009, and 2008

(Dollars in thousands)

	Common Stock		Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2007	26,700,000	$3	$58	$158,436	$11,125	$169,622
Special cash dividend	-	-	-	-	(19,705)	(19,705)
Stock based compensation	39,800	-	-	849	-	849
Proceeds from the issuance of stock	1,450,500	-	-	8,169	-	8,169
Excess income tax benefits from exercise of stock options	-	-	-	70	-	70
Other comprehensive income (loss)	-	-	(43)	-	-	(43)
Net income	-	-	-	-	22,675	22,675
Balance - December 31, 2008	28,190,300	3	15	167,524	14,095	181,637
Special cash dividend	-	-	-	-	(8,457)	(8,457)
Stock based compensation	-	-	-	873	-	873
Purchase of warrants	-	-	-	(799)	-	(799)
Other comprehensive income	-	-	23	-	-	23
Net income	-	-	-	-	16,992	16,992
Balance - December 31, 2009	28,190,300	3	38	167,598	22,630	190,269
Special cash dividend	-	-	-	-	(31,053)	(31,053)
Proceeds from the issuance of stock	11,788,549	1	-	70,735	-	70,736
Purchase of warrants	-	-	-	(1,210)	-	(1,210)
Other comprehensive income	-	-	487	-	-	487
Net income	-	-	-	-	23,094	23,094
Balance – December 31, 2010	39,978,849	$4	$525	$237,123	$14,671	$252,323

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition by way of asset acquisition, merger, capital stock exchange, share purchase, or similar transaction (“Business Combination”) of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering (see Note 17).

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

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel) and biobased specialty chemical products (biobased solvents, chemicals and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

Certain prior year balances have been reclassified to conform to the current presentation.

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

Accounts receivable, allowance for doubtful accounts, and credit risk

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company pursuant to a supply contract that is set to expire in May 2013.  Sales of the bleach activator totaled $79,537 for the year ended December 31, 2010 and $73,466 for the year ended December 31, 2009.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $36,509 for the year ended December 31, 2010 and $31,587 for the year ended December 31, 2009.  These two customers represented 24% and 41% of FutureFuel’s accounts receivable balance at December 31, 2010 and 2009, respectively.

Inventory

FutureFuel determines the cost of substantially all raw materials and finished goods inventories by the last-in, first-out (“LIFO”) method.  FutureFuel writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon current demand and market conditions.

Financial and derivative instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximate their fair values due to the short-term maturities of these instruments.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Customer relationships

Customer relationships are recorded at acquisition cost and are amortized on a straight-line basis over their estimated useful lives of five years.  FutureFuel reviews and evaluates the recoverability of the carrying amounts of its acquired customer contracts annually, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

Deferred revenue

FutureFuel has signed contracts with customers to construct plant and related assets on FutureFuel’s property for the manufacture of custom chemicals.  The cost of construction has been funded by the customers with title and risk of loss to the equipment residing with FutureFuel.  Reimbursements are recognized as deferred revenue and are amortized over the expected life of the customer relationship starting upon the completion of construction and the asset being placed into service.

Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements at its plant site.  The cost of construction of these projects has been either funded by the governmental agencies directly or funded by FutureFuel who has then been reimbursed by the governmental agencies.  Direct payments and reimbursements for construction costs have been recognized as deferred revenue and will be amortized into earnings over the expected life of the applicable customer relationship or the life of the asset if no direct customer relationship is tied to the asset.  Such amortization will not begin until the asset has been placed into service and all contingencies associated with the grants are fulfilled.

Asset retirement obligations

FutureFuel establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains.  Environmental assets include but are not limited to waste management units such as destructors, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and FutureFuel’s environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, FutureFuel estimates the useful life of each individual asset up to 35 years.  Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination.  The cost of operating and maintaining environmental control facilities is charged to expense.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements.  ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  Income tax positions must meet a more-likely-than-not recognition threshold to be recognized.  ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  These provisions are effective for fiscal years beginning after December 15, 2006.  The adoption of these provisions did not have a material impact on the consolidated financial position, liquidity, or results of operations of FutureFuel.

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biofuels are usually sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  FutureFuel does not offer volume discounts, rebates, or warranties.

Bill and hold transactions for 2010 related to four specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $57,074, $42,773, and $50,527 for the years ended December 31, 2010, 2009, and 2008, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general and administration expense

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.  Netted from cost of goods sold is the biodiesel tax incentive for blending biodiesel with petrodiesel.  The biodiesel tax credit amounts to one cent for each percentage point of vegetable oil or animal fat biodiesel that is blended with petrodiesel.  The credit is recognized as it is earned, i.e., when biodiesel blended with petrodiesel is sold.

Selling, general, and administration expense includes personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in shareholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains resulting from its investment in certain marketable securities classified as available for sale (see Note 7).  For the year ended December 31, 2010, FutureFuel recorded an unrealized gain of $487, net of income taxes of $306, on these securities.  For the year ended December 31, 2009, FutureFuel recorded an unrealized gain of $23, net of income taxes of $14, on these securities.  For the year ended December 31, 2008, FutureFuel recorded an unrealized loss of $43, net of income tax benefit of $26, on these securities.

Commitments and contingent liabilities

In the ordinary course of its business, FutureFuel enters into supply and sales contracts as deemed commercially desirable.  Supply contracts are utilized to ensure the availability of raw materials used in the production process.  Sales contracts are utilized to ensure the future sale of produced product.

FutureFuel and its operations from time to time may be parties to or targets of lawsuits, claims, investigations, and proceedings including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and environmental matters, which are handled and defended in the ordinary course of business.  FutureFuel accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, FutureFuel accrues the minimum amount.

Use of estimates

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during a reporting period.  Estimates are used when accounting for allowance for doubtful accounts, depreciation, amortization, asset retirement obligations, and income taxes as well as the evaluation of potential losses due to impairments or future liabilities.  Actual results could differ materially from those estimates.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

3)           Business combination

FutureFuel was incorporated on August 12, 2005 to serve as a vehicle for a business combination of one or more operating businesses in the oil and gas industry.  In 2006, FutureFuel identified such an operating business in Eastman SE.  Eastman SE, as owner of the Batesville Plant, began the implementation of a biobased products platform, including the production of biofuels (biodiesel) and biobased specialty products (biobased lubricants, solvents, and intermediates).  In addition to the biobased products platform, the Batesville Plant continued the custom synthesis of fine chemicals and other organic chemicals.  On October 31, 2006, FutureFuel acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical for cash consideration and $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on November 1, 2006 and ending on October 31, 2009.  Immediately subsequent to its acquisition, Eastman SE changed its name to FutureFuel Chemical.  The results of FutureFuel Chemical have been included in FutureFuel’s results of operations since October 31, 2006.  After final purchase price adjustments, a price of $70,970 was paid for the stock of Eastman SE.  Cumulative contingent purchase price payments to Eastman Chemical based on volumes of biodiesel sold totaled $11 through December 31, 2006, $183 through December 31, 2007, $433 through December 31, 2008, and $745 through December 31, 2009.  The obligation to make this contingent payment terminated on October 31, 2009.  The contingent purchase price payments offset a contingent consideration liability that FutureFuel recorded as of the closing date of the acquisition.  This contingent consideration liability was established based upon management’s estimates, as of the closing date of the acquisition, of the volume of biodiesel that would be sold during the three-year period beginning November 1, 2006 and ending October 31, 2009.  The value of the contingent consideration liability at October 31, 2006 was $2,370.  As indicated immediately above, actual contingent purchase price payments during the three-year period totaled $745, leaving a balance of $1,625 at October 31, 2009.  As of December 31, 2009, FutureFuel eliminated this remaining liability from its balance sheet as it no longer has any obligation to Eastman Chemical, and FutureFuel simultaneously wrote-down its assets by the same amount; the elimination of the contingent consideration liability had no impact on earnings.

4)           Reinstatement of biodiesel blender’s tax credit

In December 2010, the government of the United States passed into law the retroactive reinstatement of the $1.00 per gallon biodiesel blender’s tax credit.  This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2010 to December 31, 2010 qualifying for this credit.  The credit related to 2010 activity totaled $10,785 and was recorded as a reduction to cost of goods sold in the forth quarter of 2010.  The related receivable was recorded as a component of accounts receivable at December 31, 2010.  No such receivable existed at December 31, 2009.  This receivable was fully collected in February 2011.

5)           Inventories

The carrying values of inventory were as follows as of December 31:

	2010	2009
At average cost (approximates current cost)
Finished goods	$6,659	$14,078
Work in process	1,999	1,841
Raw materials and supplies	36,652	16,451
	45,310	32,370
LIFO reserve	(7,938)	(5,926)
Total inventories	$37,372	$26,444

Inventory balances at December 31, 2009 include the impact of a $1,710 write-down to market value for biodiesel and a key biodiesel raw material.  The write-down was a result of the expired federal blender’s credit which reduced the expected selling price of biodiesel.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

6)           Derivative instruments

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain (loss) of $(928), $488, and $9,519 for the years ended December 31, 2010, 2009, and 2008, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2010		2009
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(225)	$(1,620)	(150)	$(1,998)
Regulated fixed price future commitments, included in other current assets	(44)	$(29)	10	$68

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,230 and $2,556 at December 31, 2010 and 2009, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

7)           Marketable securities

FutureFuel has made investments in certain auction rate securities.  As of December 31, 2009, these securities had a maturity of August 2037.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as the issuers of these instruments have either exercised their right to repurchase or a liquid market still exists for these securities, which allows FutureFuel to exit its positions within a short period of time.  These securities were repurchased on October 15, 2010 for par value.  FutureFuel designated these securities as being available-for-sale.  Accordingly, these securities were carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $2,800, $0, $0, and $2,800, respectively, at December 31, 2009.  No realized gains or losses have been incurred related to these securities through December 31, 2010.

At December 31, 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  At December 31, 2009, FutureFuel had investments in certain preferred stock and trust preferred securities.  These investments have been classified as current assets in the accompanying consolidated balance sheets.  FutureFuel has designated these securities as being available-for-sale.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $27,348, $1,056, $(204), and $28,200, respectively, at December 31, 2010.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $3,950, $70, $(9), and $4,011, respectively, at December 31, 2009.

At December 31, 2010, FutureFuel had a short position in certain marketable debt securities.  Such a position did not exist at December 31, 2009.  The purpose of this position is to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities FutureFuel has purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  FutureFuel realized gains of $528 and $0 on these securities in 2010 and 2009, respectively.  The amortized cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(19,107), $0, $(188), and $(19,295), respectively, at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086 and $0 at December 31, 2010 and 2009, respectively, and is classified as restricted cash and cash equivalents in the consolidated balance sheet.  FutureFuel will be obligated to purchase these securities at a future date.  To the extent that these securities appreciate in value, FutureFuel is exposed to off-balance sheet risk.  Realized gains or losses on securities are determined on a trade date based on the specific amortized cost of the investments sold.

8)           Property, plant and equipment

Property, plant and equipment consisted of the following at December 31:

	2010	2009
Land and land improvements	$5,005	$4,599
Buildings and building equipment	23,523	22,325
Machinery and equipment	110,441	100,215
Construction in progress	12,857	11,564
Accumulated depreciation	(26,819)	(19,455)
Total	$125,007	$119,248

Depreciation expense totaled $7,450, $7,404, and $5,686 for the years ended December 31, 2010, 2009, and 2008, respectively.

9)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2010	2009
Cost	$567	$567
Accumulated amortization	(473)	(359)
	$94	$208

Amortization expense totaled $114, $113, and $114 for the years ended December 31, 2010, 2009, and 2008, respectively.  FutureFuel estimates that amortization expense for 2011 will be $94.

10)         Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $2,401 and $2,965 at December 31, 2010 and 2009, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

11)         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2010	2009
Accrued employee liabilities	$1,727	$1,499
Accrued property, use and franchise taxes	1,174	1,064
Other	448	336
Total	$3,349	$2,899

12)         Borrowings

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

There is an unused commitment fee of 0.325% per annum.  On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges may not be less than 3:1.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

There were no borrowings at December 31, 2010 or December 31, 2009.

13)         Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act.  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $702 and $680 as of December 31, 2010 and 2009, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2010	2009
Beginning balance	$680	$588
Accretion expense	22	22
Change in estimate	-	70
Balance at December 31	$702	$680

14)         Stock based compensation

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

In April 2008, FutureFuel granted a total of 250,000 stock options to members of its board of directors (“Director Options”).  Additionally, the Company granted a total of 55,000 stock options to selected members of its management (“Management Options”).  An additional 5,000 Management Options were issued in September 2008 and an additional 100,000 Director Options were granted on December 10, 2008.  The options awarded in April 2008 have an exercise price equal to the average of the bid and ask price of FutureFuel’s common stock on the date of grant as established in private sales, which the board of directors determined to be the fair value of such stock on that date.  The Management Options awarded in September 2008 and the Director Options awarded in December 2008 have an exercise price equal to the last quoted price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options vested immediately upon grant.  Originally, one-third of the Management Options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Those Management Options were amended in September 2008 to provide for immediate vesting.  The Management Options issued in September 2008 vested immediately upon grant.  Both the Director Options and the Management Options awarded in April 2008 expire on April 7, 2013.  The Management Options awarded in September 2008 expire on September 30, 2013.  The Director Options awarded in December 2008 expire on December 10, 2013.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

In December 2009, FutureFuel granted a total of 185,000 Director Options to members of its board.  Additionally, the Company granted a total of 95,500 Management Options to selected members of its management.  The options awarded in December 2009 have an exercise price equal to the last quoted price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options and Management Options vested immediately upon grant.  Both the Director Options and the Management Options expire on December 21, 2014.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

No options were awarded in 2010.

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

FutureFuel granted stock options in 2008 and 2009 only and therefore does not have a substantial historical record of share-based award transactions on which to base an estimate of expected term.  FutureFuel has therefore elected to utilize the “simplified” method of estimating expected term as discussed in Staff Accounting Bulletins No. 107 and No. 110.

On December 3, 2008, FutureFuel granted a stock award of 100 shares of its common stock to 398 of FutureFuel Chemical’s employees.  FutureFuel recognized compensation expense as a result of this award equal to the number of shares granted multiplied by the fair value of its common stock on the date of the award.  Such compensation expense was recorded as a component of cost of goods sold and totaled $225 in the twelve months ended December 31, 2008.  No such awards were granted in 2010 or 2009.

For the years ended December 31, 2010, 2009, and 2008, total share-based compensation expense (before tax) totaled $0, $873, and $849, respectively.  In the year ended December 31, 2009, $762, $74, and $37 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold, and research and development expense, respectively.  In the year ended December 31, 2008, $225, $610, and $14 of this balance was recorded as an element of selling, general and administrative expense, cost of goods sold, and research and development expense, respectively.

The weighted average fair value of options granted in 2010 was $0 per option, in 2009 was $3.11 per option, and in 2008 was $1.52 per option.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2008 and ending December 31, 2010 is presented below.

	Options	Weighted Average Exercise Price
Outstanding as January 1, 2008	-	$-
Granted	410,000	$4.43
Exercised	(268,000)	$4.00
Canceled, forfeited or expired	-	$-
Outstanding at December 31, 2008	142,000	$5.25
Granted	280,500	$7.00
Exercised	-	$-
Canceled, forfeited or expired	-	$-
Outstanding at December 31, 2009	422,500	$6.41
Granted	-	$-
Exercised	(5,000)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2010	417,500	$6.40

There were 1,939,700 options available for grant at December 31, 2010.  The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2010	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2010	Weighted Average Exercise Price
$4.00	37,000	2.27	$4.00	37,000	$4.00
$5.65	100,000	2.95	$5.65	100,000	$5.65
$6.48	5,000	2.75	$6.48	5,000	$6.48
$7.00	275,500	3.86	$7.00	275,500	$7.00
	417,500	3.49	$6.40	417,500	$6.40

The weighted average remaining contractual life of all exercisable options is 3.49 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2010 and 2009 are $1,480 and $122, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2010 and December 31, 2009, respectively, exceeded the exercise price of the options granted.

The amendment of the Management Options in September 2008 referred to above resulted in the immediate recognition into expense of the estimated fair value of those options not previously recognized, which totaled $74.

No stock options were exercised in 2009, nor was any stock awarded.  No stock was awarded in 2010, but 5,000 stock options were exercised that year.  In 2010, FutureFuel realized gross proceeds from stock option exercises of $35 and realized a net tax benefit of $5.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15)         Provision for income taxes

The following table summarizes the provision for income taxes:

	2010	2009	2008
Income before taxes - U.S.	$34,178	$25,446	$34,996
Provision for income taxes:
Current	$6,840	$6,811	$8,176
Deferred	3,056	739	2,710
State and other
Current	815	843	1,093
Deferred	373	61	342
Total	$11,084	$8,454	$12,321

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2010	2009	2008
Amount computed using the statutory rate of 35%	$11,962	$8,906	$12,249
Section 199 manufacturing deduction	(463)	(237)	(271)
Agri-biodiesel production credit	(640)	(975)	(812)
Credit for increasing research activities	(106)	(144)	(78)
Alternative fueling equipment credit	(79)	(160)	-
Tax exempt interest income	(6)	(74)	(541)
Change in the valuation allowance	(437)	(23)	265
State income taxes, net	1,368	1,011	1,336
Reversal of unrecognized tax benefits	(718)	-	-
Other	203	150	173
Provision for income taxes	$11,084	$8,454	$12,321

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2010	2009
Deferred tax assets
Vacation pay	$124	$122
Allowance for doubtful accounts	4	-
Agri-biodiesel production credit	-	190
Inventory reserves	392	1,050
Self insurance	128	104
Asset retirement obligation	248	266
Derivative instruments	407	889
Stock based compensation	435	441
Other	83	-
Total deferred tax assets	1,821	3,062
Deferred tax liabilities
Available for sale securities	(327)	(23)
Accrued expenses	(19)	(18)
LIFO inventory	(4,717)	(4,320)
Intangible assets	(37)	(81)
Depreciation	(27,357)	(25,196)
Other	(112)	-
Total deferred tax liabilities	(32,569)	(29,638)
Valuation allowance	(277)	(714)
Net deferred tax liabilities	$(31,025)	$(27,290)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	2010	2009
As recorded in the consolidated balance sheet
Current deferred tax liability	$(4,661)	$(3,172)
Noncurrent deferred tax liability	(26,364)	(24,118)
Net deferred tax liabilities	$(31,025)	$(27,290)

The effective tax rates for the years December 31, 2010 and 2009 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $0 at December 31, 2010 and $559 at December 31, 2009, the total amount of which, if recognized, would reduce FutureFuel’s effective tax rate.

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2010	2009
Beginning balance	$559	$559
Recognition into income, statute of limitations expiration	(559)	-
Balance at December 31	$-	$559

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $0 and $138 at December 31, 2010 and December 31, 2009, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2007 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

16)         Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals.  The cost of the construction has been funded by the customers.  Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements.  As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue.  Deferred revenue totaled $18,876 at December 31, 2010, with $1,758 classified as a current liability and $17,118 classified as a noncurrent liability.  Deferred revenue totaled $9,348 at December 31, 2009 and was classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2010	2009
Beginning balance	$9,348	$9,994
Amortization	(1,545)	(1,152)
Additions	11,073	506
Balance at December 31	$18,876	$9,348

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals.  If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency.  As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant.  This balance totaled $2,289 at December 31, 2010.  No such balance existed at December 31, 2009.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

17)         Stockholders’ equity

On July 12, 2006, Viceroy and its founding shareholders entered into a registration rights agreement pursuant to which the holders of the majority of founding shares and shares of common stock included in the units purchased in Viceroy’s July 2006 offering by a director or his designees are entitled to make up to two demands that Viceroy register with the SEC their founding shares and the shares included in the units purchased in Viceroy’s July 2006 offering.  The holders of the majority of such shares can elect to exercise these registration rights at any time after the date on which Viceroy has become a reporting company under the Securities Exchange Act of 1934 (“Securities Act”), as amended, and such shares have been released from any applicable escrow agreement and lock-in deeds.  In addition, those shareholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which such shares are released from escrow or other lock up arrangements.  Viceroy agreed to bear the expenses incurred in connection with the filing of any such registration statements.  There are 16,250,000 shares of Viceroy’s common stock subject to this registration rights agreement.

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

In 2010, 11,783,549 warrants to purchase FutureFuel’s common stock were exercised.  Proceeds from the exercise of the warrants totaled $70,701.  FutureFuel did repurchase and cancel 5,617,230 of its warrants for an aggregate purchase price of $1,210.  On July 12, 2010, the remaining 2,274,421 warrants expired without being exercised.  At December 31, 2010, no warrants to purchase FutureFuel’s common stock were outstanding.

18)         Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2010	2009	2008
Net income available to common stockholders	$23,094	$16,992	$22,675

Weighted average number of common shares outstanding	36,526,105	28,190,300	27,029,210
Effect of warrants	610,866	1,045,203	487,180
Effect of stock options	51,357	18,769	34,051
Weighted average diluted number of common shares outstanding	37,188,328	29,254,272	27,550,441

Basic earnings per share	$0.63	$0.60	$0.84
Diluted earnings per share	$0.62	$0.58	$0.82

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2009 and 2008 as they were anti-dilutive in the period.  The weighted average number of warrants excluded on this basis was 10,658,750 and 16,579,375, respectively.  Additionally, certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2010, 2009, and 2008 as they were anti-dilutive in the period.  The weighted average number of options excluded on this basis was 211,625, 53,750, and 1,250, respectively.

19)         Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings.  Company contributions totaled $1,605, $1,663, and $1,763 for the years ended December 31, 2010, 2009, and 2008, respectively.

20)         Related party transactions

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

Related party balance sheet accounts

	2010	2009
Prepaid expenses
Income tax and consulting services	$-	$23
Total prepaid expenses	$-	$23
Accounts payable
Distribution and related services	$-	$82
Storage and terminalling services	-	2
Natural gas purchases	468	472
Total accounts payable	$468	$556
Accrued liabilities
Travel and administrative services	$8	$67
Total accrued liabilities	$8	$67

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Related party income statement accounts

	2010	2009	2008
Revenues
Biodiesel, petrodiesel and blends	$93	$2,494	$4,864
Total revenues	$93	$2,494	$4,864
Cost of goods sold
Biodiesel, petrodiesel and blends	$-	$2,802	$2,357
Natural gas purchases	3,846	2,706	2,904
Storage and terminalling services	105	334	-
Income tax and consulting services	93	91	70
Total cost of goods sold	$4,044	$5,933	$5,331
Distribution
Distribution and related services	$526	$88	$-
Total distribution	$526	$88	$-
Selling, general and administrative expense
Commodity trading advisory fees	$151	$132	$132
Travel and administrative services	190	166	55
Total selling, general and administrative expense	$341	$298	$187

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

Storage and terminalling services

FutureFuel leases oil storage capacity from an affiliate under a storage and thruput agreement.  This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate.  Expenses related to this agreement include monthly lease charges, generally on a per barrel basis, and associated heating, thruput, and other customary terminalling charges.

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

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leases from the affiliate railcars upon the same terms, conditions, and price the affiliate leases the railcars.  Lease terms for individual railcars begin upon delivery of the railcars.  Forty railcars were received through December 31, 2009.  From the onset of this lease, FutureFuel has been paying lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself.  Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lessor.  In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate.  Expenses related to this lease were $331 for each of the years ended December 31, 2010, 2009, and 2008.

21)         Segment information

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant and through distribution facilities available at a leased oil storage facility near Little Rock, Arkansas at negotiated prices.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the year ended December 31, 2010, 2009, and 2008 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2010	$201,496	$17,687	$219,183
December 31, 2009	$179,505	$17,206	$196,711
December 31, 2008	$164,963	$33,367	$198,330

For the years ended December 31, 2010, 2009, and 2008, revenues from Mexico accounted for 7%, 8%, and 11%, respectively, of total revenues.  During 2008, FutureFuel Chemical Company sold significant quantities of biodiesel to companies from Canada, during which time revenues from Canada became a material component of total revenues.  Revenues from Canada accounted for 0%, 0%, and 5% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.  Other than Mexico and Canada, revenues from a single foreign country during 2010, 2009, or 2008 did not exceed 1% of total revenues.

Summary of business by segment

	2010	2009	2008
Revenues
Chemicals	$178,280	$143,759	$155,553
Biofuels	40,903	52,952	42,777
Revenues	$219,183	$196,711	$198,330
Segment gross margins
Chemicals	$41,433	$33,007	$32,738
Biofuels	(149)	1,430	7,679
Segment gross margins	41,284	34,437	40,417
Corporate expenses	9,129	(9,598)	(8,236)
Income before interest and taxes	32,155	24,839	32,181
Interest income	1,135	403	2,965
Interest and other income (expense)	888	204	(150)
Provision for income taxes	(11,084)	(8,454)	(12,321)
Net income	$23,094	$16,992	$22,675

Depreciation is allocated to segment costs of goods sold based on plant usage.  The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biodiesel segment for the years ended December 31, 2009 and 2008 were favorably impacted by the receipt of $2,000 from the State of Arkansas in each year resulting from our biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  The $0.20 per gallon Arkansas producer credit is capped at 10 million gallons of production, or $2 million, per defined time intervals.  The first interval was January 1, 2007 through June 30, 2008.  FutureFuel submitted an application for the $0.20 per gallon biodiesel producer credit for production during this 18-month interval and received the $2 million credit in March 2008.  The next funding interval was July 1, 2008 to June 30, 2009.  FutureFuel applied for funding under this program for biodiesel produced during this interval and received the $2 million credit in July 2009.  No funding was available for this program in 2010, nor does FutureFuel expect funding to be available in 2011.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, FutureFuel recognizes income in the period funding is received.

22)         Fair value measurements

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

FutureFuel’s short position on marketable debt securities has been classified within level 2 as the valuation inputs are indirectly observable for the liability.

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Derivative instruments	$(1,649)	$(1,649)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$28,200	$28,200	$-	$-
Short position on marketable debt securities	$(19,295)	$-	$(19,295)	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2009	Level 1	Level 2	Level 3
Available for sale:
Auction rate securities	$2,800	-	$2,800	-
Derivative instruments	$(1,930)	$(1,930)	-	-
Preferred stock and trust preferred securities	$4,011	$4,011	-	-

23)         Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2010 were as follows:

2011	$759
2012	336
2013	315
2014	271
2015	239
Thereafter	418
Total	$2,338

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Lease expenses totaled $934, $1,446, and $885 for the years ended December 31, 2010, 2009, and 2008, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Deferred payments to Eastman Chemical

In connection with the purchase of shares of Eastman SE, FutureFuel agreed to pay Eastman Chemical $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on October 31, 2006 and ending on October 31, 2009.  Payments to Eastman Chemical in 2010, 2009, and 2008 for this agreement totaled $0, $312, and $250, respectively.

24)         Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2010
Revenues	$47,763	$51,714	$66,093	$53,613
Gross profit	$7,941	$6,302	$11,876	$15,165
Net income	$3,659	$2,763	$6,551	$10,121
Net income per common share:
Basic	$0.13	$0.08	$0.16	$0.25
Diluted	$0.12	$0.07	$0.16	$0.25

2009
Revenues	$39,737	$41,831	$52,263	$62,880
Gross profit	$6,355	$5,873	$13,650	$8,559
Net income	$2,821	$2,850	$7,384	$3,937
Net income per common share:
Basic	$0.10	$0.10	$0.26	$0.14
Diluted	$0.10	$0.10	$0.25	$0.13

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

25)         Recently issued accounting standards

In October 2009, the FASB issued ASU 2009−13, “Revenue Recognition (Topic 605): Multiple−Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force,” which amends the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received.  This ASU is effective for fiscal years beginning on or after June 15, 2010.  The adoption of the guidance on January 1, 2011 is not expected to have a material impact on FutureFuel’s consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

26)         Reserve roll forwards - valuation and qualifying accounts

		Additions
	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010
Reserve for:
Doubtful accounts and returns	$-	$10	$-	$-	$10
LIFO inventory	5,926	2,012	-	-	7,938
Aged and obsolete inventory	257	22	-	-	279
Deferred tax valuation allowance	714	-	-	437	277
Aged and obsolete supplies and parts	710	9	-	-	719
	$7,607	$2,053	$-	$437	$9,223

		Additions
	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009
Reserve for:
Doubtful accounts and returns	$4	$1	$-	$5	$-
LIFO inventory	4,682	1,244	-	-	5,926
Aged and obsolete inventory	253	4	-	-	257
Deferred tax valuation allowance	737	-	-	23	714
Aged and obsolete supplies and parts	666	44	-	-	710
	$6,342	$1,293	$-	$28	$7,607

		Additions
	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008
Reserve for:
Doubtful accounts and returns	$42	$4	$-	$42	$4
LIFO inventory	1,562	3,120	-	-	4,682
Aged and obsolete inventory	124	129	-	-	253
Deferred tax valuation allowance	472	265	-	-	737
Aged and obsolete supplies and parts	436	230			666
	$2,636	$3,748	$-	$42	$6,342

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

	Quarter
	1st	2nd	3rd	4th
2010
Revenues	$47,763	$51,714	$66,093	$53,613
Gross profit	$7,941	$6,302	$11,876	$15,165
Net income	$3,659	$2,763	$6,551	$10,121
Net income per common share:
Basic	$0.13	$0.08	$0.16	$0.25
Diluted	$0.12	$0.07	$0.16	$0.25

2009
Revenues	$39,737	$41,831	$52,263	$62,880
Gross profit	$6,355	$5,873	$13,650	$8,559
Net income	$2,821	$2,850	$7,384	$3,937
Net income per common share:
Basic	$0.10	$0.10	$0.26	$0.14
Diluted	$0.10	$0.10	$0.25	$0.13

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2008, 2009, and 2010, and no other independent accountant was so engaged.  There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by our auditor, RubinBrown LLP, an independent registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 16, 2011 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri
March 16, 2011

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2010.

Item 9B. Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, executive chairman of the board	67	2005	2012
Lee E. Mikles, chief executive officer and president	55	2005	2011
Edwin A. Levy	73	2005	2013
Thomas R. Evans	56	2006	2011
Richard L. Knowlton	78	2007	2012
Paul G. Lorenzini, chief operating officer	71	2007	2012
Donald C. Bedell	69	2008	2013

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Executive chairman of the board	67	2005
Lee E. Mikles	Chief executive officer and president	55	2005
Paul G. Lorenzini	Chief operating officer	71	2008
Douglas D. Hommert	Principal financial officer, executive vice president, secretary and treasurer	55	2005

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel Dortch	Executive vice president and general manager	62	2007
David Baker	Senior vice president - operations support	64	2006
Gary Hess	Senior vice president - commercial operations	59	2006
Christopher Schmitt	Chief financial officer	32	2011

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception.  For at least the past five years, Mr. Novelly has been chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system.  Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman and a director of World Point Holdings Inc., a Delaware company based in Missouri which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Premier American Bank, N.A.  Within the past five years, Mr. Novelly also served on the board of directors of Intrawest Corporation, a company in the destination resorts and adventure travel industry, The Bear Stearns Companies, Inc., a broker-dealer and global securities and investment firm, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Holdings Inc.

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

Paul G. Lorenzini has been a member of our board since January 2007 and our chief operating officer since April 21, 2008.  In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry.  In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc.  Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA.  He subsequently became the chief executive officer of Bunzl USA and retired in July 2004 with the title of chairman emeritus.  Mr. Lorenzini served as a director of Bunzl PLC between 1988 and 1991 and between 1999 and 2004.

Douglas D. Hommert has been our executive vice president, secretary, and treasurer since inception. He was a member of our board from inception through January 14, 2008.  He became our principal financial officer on February 1, 2008.  Mr. Hommert has been executive vice president and general counsel of Apex Oil Company, Inc. since September 2002.  Between October 1988 and September 2002, he was a partner in the St. Louis law firm of Lewis, Rice & Fingersh, L.C.  With that firm, he practiced in the areas of business law, taxation, mergers and acquisitions, financing, and partnerships.  He was licensed as a Certified Public Accountant in 1982.

Edwin A. Levy has been a member of our board since November 2005.  In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor.  Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee.  He is a director of World Point Holdings Inc., a Delaware company based in Missouri which owns and operates petroleum storage facilities in the United States.  In the past five years Mr. Levy was a director of Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing and distributing custom carrying case solutions, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Holdings Inc.

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

Richard L. Knowlton has been a member of our board since January 2007.  Between 1956 and 1995, Mr. Knowlton worked for Hormel Foods Corporation, a multinational manufacturer and marketer of consumer-branded meat and food products.  He started as a merchandising manager and became the president and chief operating officer in 1979.  He became the chief executive officer and chairman of the board in 1981.  Mr. Knowlton was elected chairman of The Hormel Foundation in 1995, which votes 47.7% of the stock of Hormel Foods Corporation.  Mr. Knowlton is chairman emeritus of the Horatio Alger Association, a member of the Business Advisory Council for the University of Colorado Leeds School of Business, a business advisor to Mayo Clinic, and a member of the Eisenhower Medical Center Board.  Mr. Knowlton served as a director of ING America Insurance Holdings, Inc. between 2000 and 2005.

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states.  Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  He is also a director of World Point Holdings Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Holdings Inc.  In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Holdings Inc.

Samuel Dortch was the vice president - operations services of FutureFuel Chemical Company between July 30, 2007 and October 14, 2007 and senior vice president - operations between October 15, 2007 and August 30, 2010.  On August 30, 2010, Mr. Dortch became FutureFuel Chemical Company’s executive vice president and general manager.  In 1972, Mr. Dortch joined Eastman Chemical Company’s technical services division in Kingsport, Tennessee as a development chemical engineer.  He has served in numerous management positions in Kingsport, Batesville and at Eastman Kodak’s Kirby, England facility.  In 2004, Mr. Dortch became manager of research and development at the Batesville plant and director of research and development in December 2006.

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

Gary Hess was the vice president - commercial operations of FutureFuel Chemical Company between October 31, 2006 and October 14, 2007, senior vice president - sales and marketing between October 15, 2007 and March 12, 2008 and senior vice president - commercial operations since March 13, 2008.  Mr. Hess was the vice president for commercial operations for Bayer Corporation, where he had responsibility for sales, marketing, customer service, purchasing, research and development and quality control, prior to joining Eastman Chemical Company in December 2002 as the market development executive for agrochemicals.  During his tenure with Bayer Corporation, Mr. Hess resided two years in Germany where he directed the market development efforts in pharmaceutical intermediates and photographic chemicals.  In 2004, he was appointed to the position of global business leader for exclusive manufacturing with responsibility for sales, marketing and business development.  Mr. Hess graduated from Rose-Hulman Institute of Technology with a bachelor of science in chemistry and has a masters in business administration  from Northwestern University.

Christopher Schmitt has been the interim chief financial officer of FutureFuel Chemical Company since February 3, 2011.  Mr. Schmitt was a middle distillates operator for A.I.C. Limited from September 2009 to February 2011.  A.I.C. Limited is an affiliate of the Company’s chairman, Paul A. Novelly.  In this position, Mr. Schmitt assisted with the management and logistics of middle distillate product movements in Northwest Europe.  From 2003 to September 2009, Mr. Schmitt served as vice president of Pinnacle Consulting, Inc., an accounting and financial consulting firm based in St. Louis, Missouri.  Pinnacle Consulting, Inc. performs services for the Company’s chairman and affiliates of the Company’s chairman.  Prior to that, Mr. Schmitt served as an auditor for the accounting firms Arthur Andersen & Co. and KPMG LLP.  Mr. Schmitt is a licensed certified public accountant and a CFA charter holder.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2010, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2010, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2010:

•	Osmium Special Situations Fund Ltd. (now known as Revelation Capital Management Ltd.) failed to timely file ten reports covering fourteen transactions.

•	Mr. Bedell failed to timely file one report covering one transaction.

•	Mr. Lorenzini failed to timely file one report covering one transaction.

Code of Business Conduct and Ethics

We adopted a revised code of business conduct and ethics that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of this revised code of business conduct and ethics has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  We will provide any person, without charge, a copy of such code of business conduct and ethics upon request to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, attention: Investor Relations.

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a revised charter for such committee.  A copy of this revised nominating/corporate governance committee charter is posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board.  There have not been any changes to those procedures since the original nominating committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and have adopted a revised audit committee charter.  A copy of this revised audit committee charter has been posted on our Internet website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm.  The current members of the audit committee are as follows:

Thomas R. Evans
Edwin A. Levy
Donald C. Bedell

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert.  Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11. Executive Compensation.

General

Our board of directors has established a compensation committee.  The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  We paid each of our directors $25,000 for 2010.  We determined for 2010 not to pay salaries, bonuses, or other forms of cash compensation  to any of our executive officers (in their capacities as such) (other than our chief operating officer Paul Lorenzini and certain executive officers of FutureFuel Chemical Company as described below).  The compensation committee also did not approve the awarding of stock options or stock awards to any of our directors and executive officers in 2010.  No compensation for our directors or executive officers (other than certain executive officers of FutureFuel Chemical Company) has been set at this time for the calendar year 2011.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2011 results are capable of reasonable estimation.

In 2010, we paid salaries, bonuses, and other forms of compensation to our chief operating officer and to the officers of FutureFuel Chemical Company as described below.  For purposes of the following discussion of executive compensation, the term “executive officers” includes executive officers of both FutureFuel Corp. and FutureFuel Chemical Company.  Only Paul A. Novelly, Lee E. Mikles, Paul G. Lorenzini, and Douglas D. Hommert have been elected officers of FutureFuel Corp. by our board of directors.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly, Mikles, or Hommert for 2010.  Our executive chairman, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP.  Our chief executive officer, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us.  Our executive vice president, secretary and treasurer, Mr. Hommert, receives compensation from our affiliate, Apex Oil Company, Inc.  None of Messrs. Novelly, Mikles, or Hommert received any increase in their salary, bonus, or other income to compensate them for their services to us.  We decided to pay a bonus of $100,000 to our chief operating officer, Paul Lorenzini, in December 2010, which we believe was fair compensation for the services rendered.  In addition, we reimbursed affiliates of Mr. Novelly and Mr. Mikles $100,000 each for expenses incurred by such affiliates in Mr. Novelly and Mr. Mikles performing services for us.  As to our other executive officers, we continued their base salaries paid for 2009 with a modest percentage increase for 2010, which approximated a cost-of-living increase.

For the year 2010, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of the end of November 2010) after-tax earnings of FutureFuel Chemical Company for the year ended December 31, 2010, subject to certain adjustments.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  Eligible FutureFuel Chemical Company employees hired after January 1, 2010 received $250.  Eligible employees hired prior to January 1, 2010 received 100 hours of pay at their normal hourly rate.  Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $40,000, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors.  The bonuses were paid in cash on December 17, 2010.

We expect to establish an annual cash bonus program for fiscal years commencing after 2010 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights.  To date, options for 690,500 shares of stock and awards of 39,800 shares of stock have been made.  We did not issue any stock options, stock awards, or stock appreciation rights in 2010.  We will consider issuing additional stock options, stock awards, and/or stock appreciation rights pursuant to the criteria set forth below.  However, no determinations have been made for 2011.

Eligible participants in the Incentive Plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares.  Awards will be limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 2,670,000 shares as of the date of adoption of the Incentive Plan.  Taking into account the prior grants of stock options and stock awards, there are 1,939,700 shares remaining to be issued under the Incentive Plan.

The Incentive Plan is administered by our board’s compensation committee (the “Administrator”).  The Administrator may appoint agents to assist it in administering the Incentive Plan.  The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan.  Such delegation may be revoked at any time.  All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The Administrator may grant a stock option or provide for the grant of a stock option either from time to time in the discretion of the Administrator or automatically upon the occurrence of events specified by the Administrator, including the achievement of performance goals or the satisfaction of an event or condition within the control of the participant or within the control of others.  Each option agreement must contain provisions regarding: (i) the number of shares of common stock that may be issued upon exercise of the option; (ii) the type of option; (iii) the exercise price of the shares and the means of payment for the shares; (iv) the term of the option; (v) such terms and conditions on the vesting or exercisability of the option as may be determined from time to time by the Administrator; (vi) restrictions on the transfer of the option and forfeiture provisions; and (vii) such further terms and conditions not inconsistent with the plan as may be determined from time to time by the Administrator.  Unless otherwise specifically determined by the Administrator or otherwise set forth in the Incentive Plan, the vesting of an option will occur only while the participant is employed or rendering services to us or one of our subsidiaries, and all vesting will cease upon a participant’s termination of employment for any reason.

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

The Administrator may issue other options based upon the following performance criteria either individually, alternatively, or in any combination, applied to either us as a whole or to a business unit, subsidiary, or business segment, either individually, alternatively, or in any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, to previous years’ results or to a designated comparison group, in each case as specified by the Administrator: (i) cash flow; (ii) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings); (iii) earnings per share; (iv) growth in earnings or earnings per share; (v) stock price; (vi) return on equity or average shareholders’ equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net operating income; (xiv) operating profit or net operating profit; (xv) operating margin; (xvi) return on operating revenue; (xvii) market share; (xviii) overhead or other expense reduction; (xix) growth in shareholder value relative to the moving average of the S&P 500 Index or a peer group index; (xx) strategic plan development and implementation; and (xxi) any other similar criteria.

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

The Compensation Committee

Our compensation committee currently consists of Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy.  Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Recommendations from Management

Our chairman and chief executive officer make recommendations to the compensation committee as to salaries and bonuses for executive officers, as well as awards under the Incentive Plan.  The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2010.

Summary Compensation Table

Person	Year	Salary		Bonus		Stock Awards(d)		Option Awards(e)		All Other Compensa-tion(b)		Total
Paul A. Novelly(c) Executive chairman FutureFuel Corp.	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 171,050 341,450	$ $ $	25,000 25,000 25,000	$ $ $	25,000 196,050 366,450
Lee E. Mikles(c) Chief executive officer FutureFuel Corp.	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 171,050 12,797	$ $ $	25,000 25,000 25,000	$ $ $	25,000 196,050 37,797
Paul G. Lorenzini(c) Chief operating officer FutureFuel Corp.	2010 2009 2008	$ $ $	0 0 0	$ $ $	100,000 0 100,000	$ $ $	0 0 0	$ $ $	0 171,050 127,967	$ $ $	25,000 25,000 25,000	$ $ $	125,000 196,050 152,967
Douglas D. Hommert(c) Executive vice president, secretary and treasurer, FutureFuel Corp.	2010 2009 2008	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0
Samuel Dortch(a) Executive vice president and general manager, FutureFuel Chemical Company	2010 2009 2008	$ $ $	178,593 69,998 176,298	$ $ $	48,995 46,865 74,692	$ $ $	0 0 0	$ $ $	0 33,000 14,584	$ $ $	15,882 14,955 20,381	$ $ $	243,470 264,818 286,480
David Baker(a) Senior vice president - operations support, FutureFuel Chemical Company	2010 2009 2008	$ $ $	174,902 169,998 170,957	$ $ $	48,418 46,865 75,173	$ $ $	0 0 525	$ $ $	0 33,000 14,584	$ $ $	15,590 14,045 14,266	$ $ $	238,910 263,908 275,505
Gary Hess(a) Senior vice president - commercial operations, FutureFuel Chemical Company	2010 2009 2008	$ $ $	174,902 169,999 170,623	$ $ $	48,418 46,865 75,173	$ $ $	0 0 525	$ $ $	0 33,000 14,584	$ $ $	15,245 15,443 14,633	$ $ $	238,566 265,307 275,538
Benjamin Ladd(a)(f) Former chief financial officer and treasurer, FutureFuel Chemical Company	2010 2009 2008	$ $ $	174,902 169,999 163,943	$ $ $	0 46,865 74,788	$ $ $	0 0 525	$ $ $	0 33,003 14,584	$ $ $	27,592 10,719 11,586	$ $ $	202,495 260,586 265,426
__________

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)
For Messrs. Novelly, Mikles, and Lorenzini, includes $25,000 in directors fees for 2010, 2009, and 2008 as described below.  For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  2008 includes $6,003 of moving expenses for Mr. Dortch, exclusive of $14,686 in deductible moving expenses paid directly to movers.  2010 includes $17,824.88 paid to Mr. Ladd to reimburse him for lost vesting in his 401(k) plan account.  The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)
Our executive officers for the years indicated.  We reimbursed an affiliate of Mr. Mikles $100,000 in 2008 and 2010 for expenses incurred by such affiliate in 2008 and 2010 in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2008 and 2010.  We reimbursed an affiliate of Mr. Novelly $100,000 in 2008 and 2010 for expenses incurred by such affiliate in 2008 and 2010 in connection with Mr. Novelly performing services for us and FutureFuel Chemical Company in 2008 and 2010.

(d)	Calculated at the number of shares awarded multiplied by the average between the high and low trade prices of shares of our common stock on the OTCBB on the date of the award.

(e)
Represents the grant date valuation of the awards under FASB ASC Topic 718.  Assumptions used for determining the value of option awards reported here are set forth in Note 14 to our consolidated financial statements included elsewhere herein.

(f)
Mr. Ladd resigned as FutureFuel Chemical Company’s chief financial officer effective September 30, 2010.  Martin A. Rector was appointed the interim chief financial officer and was paid a bonus of $26,500 for the year 2010 by FutureFuel Chemical Company.

None of the above-named persons is a party to an employment agreement or employment arrangement with us or with FutureFuel Chemical Company.

Grants of Plan-Based Awards

We adopted the Incentive Plan but did not make any awards thereunder until 2008.  In April 2008, we granted a total of 55,000 stock options to selected members of our management.  An additional 5,000 management options were issued in September 2008.  The options awarded in April 2008 had an exercise price equal to the average of the bid and ask price of our common stock on the date of grant as established in private sales, which our board of directors determined to be the fair market value of such stock on that date.  The management options awarded in September 2008 had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTC Bulletin Board.  Originally, one-third of the management options granted in April 2008 vested on each of the annual anniversary dates of the grant.  Our compensation committee determined that it was in our best interests if those options were to vest immediately.  Accordingly, those management options were amended in September 2008 to provide for immediate vesting.  The management options issued in September 2008 vested immediately upon grant.  The management options awarded in April 2008 expire on April 7, 2013.  The management options awarded in September 2008 expire on September 30, 2013.  On December 3, 2008, we awarded an aggregate of 39,800 shares of our common stock to employees of FutureFuel Chemical Company.  These shares vested upon grant.

In 2009, we awarded 280,500 stock options to our directors, executive officers, and certain other members of our management.  These options vested upon grant, had an exercise price equal to the closing price of our common stock on the date of grant as quoted on the OTC Bulletin Board, and expire on December 21, 2014 if not exercised by that date.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Paul A. Novelly Executive chairman FutureFuel Corp.	04/07/08 12/10/08 12/21/09	100,000 100,000 55,000	100,000 100,000 55,000	100,000 100,000 55,000	0	0	$4.00 $5.65 $7.00	$4.00 $5.65 $7.00
Lee E. Mikles Chief executive officer FutureFuel Corp.	04/07/08 12/21/09	10,000 55,000	10,000 55,000	10,000 55,000	0	0	$4.00 $7.00	$4.00 $7.00
Paul G. Lorenzini Chief operating officer FutureFuel Corp.	04/07/08 12/21/09	100,000 55,000	100,000 55,000	100,000 55,000	0	0	$4.00 $7.00	$4.00 $7.00
Douglas D. Hommert Executive vice president, secretary and treasurer, and principal financial officer, FutureFuel Corp.	n/a	n/a	n/a	n/a	0	0	n/a	n/a
Benjamin Ladd(a) Former chief financial officer and treasurer, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,612	10,000 100 10,612	10,000 100 10,612	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
David Baker Senior vice president - operations support, FutureFuel Chemical Company	04/0708 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
Gary Hess Senior vice president - sales and marketing, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
Samuel Dortch Executive vice president and general manager, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
__________

(a)
Effective September 30, 2010, Mr. Ladd resigned as the chief financial officer of FutureFuel Chemical.  As of that date, 10,612 options had been issued to him but were unexercised.  We agreed that Mr. Ladd had until December 31, 2011 in which to exercise those unexercised options.  If not exercised by that date, those options will lapse.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2010 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Lee E. Mikles	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Paul G. Lorenzini	55,000	0	0	$7.00	12/21/14	n/a	n/a	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Benjamin Ladd(a)	10,612	0	0	$7.00	12/31/11	0	0	0	0
David Baker	10,000 10,611	0	0	$4.00 $7.00	04/07/13 12/21/14	0	0	0	0
Gary Hess	10,611	0	0	$7.00	12/21/14	0	0	0	0
Sam Dortch	10,000 10,611	0	0	$4.00 $7.00	04/07/13 12/21/14	0	0	0	0
__________

(a)
Effective September 30, 2010, Mr. Ladd resigned as the chief financial officer of FutureFuel Chemical.  As of that date, 10,612 options had been issued to him but were unexercised.  We agreed that Mr. Ladd had until December 31, 2011 in which to exercise those unexercised options.  If not exercised by that date, those options will lapse.

Option Exercises and Stock Vested

None of our executive officers exercised options in 2010 or were the recipient of stock awards which vested in 2010.

Compensation of Directors

Consistent with prior years, we paid each of our directors $25,000 for the year 2010 as we believed this was fair for services provided.  However, we did not grant to any of our directors stock options or stock awards.

The following is the compensation our directors earned for 2010.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa- tion	Change in Pension Value and Non-Qualified Deferred Compensa- tion Earnings	All Other Compensa- tion	Total
Paul A. Novelly(b)	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Lee E. Mikles(b)	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Edwin A. Levy	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Thomas R. Evans	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Richard L. Knowlton	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Paul G. Lorenzini(a)	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
Donald C. Bedell	$ 25,000	$ 0	$ 0	$ 0	$ 0	$ 0	$ 25,000
__________

(a)	Mr. Lorenzini also received compensation as an executive officer, which compensation is included in the discussion above regarding our executive officers.

(b)	Affiliates of Messrs. Novelly and Mikles were reimbursed $100,000 each for expenses incurred by them in Messrs. Novelly and Mikles providing services to us. See the discussion above.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2010 were Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy and the committee was chaired by Mr. Bedell.  None of such individuals are or have been an officer or employee of the Company.

Mr. Novelly, our executive chairman of the board, and Mr. Mikles, our chief executive officer and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee and Mr. Mikles is a member of its audit committee.  Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), and Mr. Bedell (one of our directors and a member of our compensation committee) are directors of World Point Holdings Inc., a successor to World Point Terminals Inc.; neither World Point Holdings Inc. nor World Point Terminals Inc. has a separate compensation committee.

Compensation Committee Report

The compensation committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management.  Based on this review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2010, we issued options to purchase 690,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	417,500	$6.40	1,939,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 39,983,849 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of our shares of common stock as of March 11, 2011.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	17,560,100	43.9%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,311,350	5.8%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	3,600,000	9.0%
Revelation Capital Management Ltd., Canon’s Court, 22 Victoria Street, Hamilton, Bermuda DO HM 11(d)	6,248,879	15.6%
David M. Knott, 485 Underhill Blvd., Suite 205, Syosset, New York 11791-3419(e)	2,204,380	5.5%
__________

(a)
Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,042,000 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 88,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.

(c)
Based solely upon review of a Schedule 13G filed on February 14, 2008, we understand that SOF Investments, L.P. is the record and direct beneficial owner of 1,800,000 shares of common stock listed above, MSD Capital, L.P. is the general partner of SOF Investments, L.P. and may be deemed to indirectly beneficially own securities owned by SOF Investments, L.P., and MSD Capital Management LLC is the general partner of MSD Capital, L.P.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.  In addition, we are aware that, on or around June 7, 2010, SOF Investments, L.P. exercised warrants and acquired an additional 1,800,000 shares of our common stock.

(d)
Formerly known as Osmium Special Situations Fund Ltd.  Based solely on Amendment No. 4 to Schedule 13D filed with the SEC on February 7, 2011 and a Form 4 filed thereafter.  Mr. Chris Kuchanny, as chairman and chief executive officer of Revelation Capital Management Ltd., may, by virtue of such position, be deemed to have beneficial ownership of such shares and warrants.  Mr. Kuchanny disclaims beneficial ownership other than the portion of such shares which relates to his individual economic interest in Revelation Capital Management Ltd.  Except as set fort in this footnote, we have no knowledge as to the beneficial owners of Revelation Capital Management Ltd.

(e)
Based solely on Form 3 and Form 4s filed with the SEC.  Knott Partners, L.P. beneficially owns 895,900 shares of common stock.  Shoshone Partners, L.P. beneficially owns 236,630 shares of common stock.  Mulsanne Partners, L.P. beneficially owns 178,400 shares of common stock.  Knott Partners Offshore Master Fund, L.P. beneficially owns 824,150 shares of common stock.  69,300 shares of common stock are held in accounts managed by Dorset Management Corporation.  David M. Knott is the managing member of Knott Partners Management, LLC, a general partner of Knott Partners, L.P. and the sole director of Dorset Management Corporation.  Knott Partners Management, LLC is: (i) the sole general partner of Shoshone Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Mulsanne Partners, L.P.; and (ii) the managing general partner of Knott Partners, L.P.  As a result of Mr. Knott’s interests in Knott Partners Management, LLC and in Dorset Management Corporation, Mr. Knott has investment discretion and control of the securities described above.  Mr. Knott may be deemed to beneficially own an indirect pecuniary interest in the securities described above as a result of its performance-related fee.  Except with respect to Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P. and Shoshone Partners, L.P., in which Mr. Knott owns a beneficial interest, Mr. Knott disclaims beneficial ownership therein except to the extent ultimately realized.  Each of Knott Partners, L.P., Knott Partners Offshore Master Fund, L.P., Shoshone Partners, L.P., Mulsanne Partners, L.P. and each of the managed accounts disclaims beneficial ownership of securities reported as owned by any other party.  Except as set forth in this footnote, we have no knowledge as to the beneficial owners of these entities.  On February 9, 2011, Mr. Knott filed a Form 13G/A wherein he did not disclose the ownership of Mulsanne Partners, L.P.

Security Ownership of Management

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report by each of our directors and executive officers and the executive officers of FutureFuel Chemical Company.  Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them and none of such shares have been pledged as security.

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly(a)	17,560,100	43.9%
Lee E. Mikles(b)	2,311,350	5.8%
Paul G. Lorenzini(c)	656,000	1.6%
Edwin A. Levy(d)	272,250	0.7%
Douglas D. Hommert(e)	260,000	0.7%
Richard L. Knowlton	160,000	0.4%
Thomas R. Evans	30,000	0.1%
Donald C. Bedell(f)	22,900	0.1%
Sam Dortch(g)	23,116	0.1%
David Baker	6,650	0.0%
Gary Hess	10,100	0.0%
Christopher Schmitt	500	0.0%

All directors and executive officers	21,312,966	53.3%
__________

(a)
Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 100,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,042,000 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 88,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.

(c)
Includes 55,000 shares of common stock owned by Mr. Lorenzini’s spouse; Mr. Lorenzini disclaims beneficial ownership thereof.  Includes 5,000 shares owned by the Lorenzini Friends and Family Gift Trust, a trust established by Mr. Lorenzini and his spouse, as to which Mr. Lorenzini and his spouse are the trustees but not the beneficiaries; Mr. Lorenzini disclaims any beneficial interest in the shares of our common stock held by this trust.

(d)
Does not included 525 shares of our common stock owned by The Edwin A. Levy Charitable Foundation, Inc., a New York not-for-profit corporation as to which Mr. Levy is a founder and director but not a beneficiary.  Mr. Levy disclaims beneficial ownership of shares owned by the Foundation.

(e)
Includes 260,000 shares of common stock held by the Douglas D. Hommert Revocable Trust, which is a trust established by Mr. Hommert for the benefit of his descendants, of which Mr. Hommert is the trustee.

(f)
Includes 2,300 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Also includes 16,000 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary.

(g)	Includes 23,016 shares of common stock held in Mr. Dortch’s 401(k) plan account.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock issued as follows (“founding shares”).

Founding Shareholder	Shares	Relationship to the Company
St. Albans Global Management, Limited Partnership, LLLP	2,250,000	Shareholder (affiliate of Mr. Novelly)
Lee E. Mikles Revocable Trust	2,000,000	Shareholder (affiliate of Mr. Mikles)
Douglas D. Hommert Revocable Trust	250,000	Shareholder (affiliate of Mr. Hommert)
Edwin A. Levy	250,000	Director and Shareholder
Joe C. Leach	250,000	Shareholder
Edwin Wahl	150,000	Shareholder
Jeffery Call	150,000	Shareholder
Mark R. Miller	100,000	Shareholder
Lee E. Mikles Gift Trust	100,000	Shareholder (affiliate of Mr. Mikles)
Ken Fenton	75,000	Shareholder
RAS1, LLC	50,000	Shareholder

Change in Control

We are not aware of any arrangement the operation of which may at a date subsequent to the date of this report result in a change in control of us.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

Sales of Products

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, and other petroleum products in our biofuels business.  Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials.  The dollar amounts of such transactions are detailed in Note 20 to our consolidated financial statements included elsewhere herein.

Other related party transactions are detailed in Note 20 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120,000 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders.  This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).  All of the agreements described above in this Item 13 have been approved by a majority of the disinterested members of our board of directors.

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries.  This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code.  This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com).  Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

Director Independence

The SEC has promulgated Rule 10A-3, which sets forth the independence requirements for members of an audit committee.  The following members of our board of directors are independent under the SEC’s definitions of independence:

Edwin A. Levy
Thomas R. Evans
Richard L. Knowlton
Donald C. Bedell

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2010 and 2009, we incurred $288,000 and $292,000, respectively, for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2010 and 2009, we incurred $14,150 and $13,130, respectively, for employee benefit plan audits from RubinBrown LLP.

Tax Fees

During fiscal 2010 and 2009, we incurred fees of $19,500 and $15,500, respectively, for tax compliance, tax advice, and tax planning services from RubinBrown LLP.

All Other Fees

No other fees were incurred by us from RubinBrown LLP in fiscal 2010 or 2009.

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

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2010 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

Special Note Regarding Forward Looking Information

This report, and the documents incorporated by reference into this report, contain forward-looking statements.  Forward-looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance.  Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements.  In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing.  Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 30 and in our future filings made with the SEC.  You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements.  The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  There may be additional risks not presently known to us or that we currently believe are immaterial to our business.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner.  You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)          List separately all financial statements filed as part of this report.

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2010 and 2009 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008.

(b)          Exhibits required by Item 601 of Regulation S-K.

3.1.	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)

3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)

4.1.	Investor Rights Agreement dated July 12, 2006 among FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd (incorporated by reference to Exhibit No. 4.4 to Form 10 filed April 24, 2007)

4.2.
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

10.1.
Registrar Agreement dated June 27, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10-K filed March 16, 2009)

10.2.
Storage and Thruput Agreement dated November 1, 2006 between FutureFuel Chemical Company and Center Point Terminal Company (incorporated by reference to Exhibit No. 10. to Form 10 filed April 24, 2007)

10.3.
Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc. (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007)

10.4.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5.
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

10.6.
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

10.7.
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

10.8.
Credit Agreement dated March 14, 2007 between FutureFuel Chemical Company and Regions Bank (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.10 to Form 10 filed April 24, 2007)

10.9.
Revolving Credit Promissory Note dated March 14, 2007 executed by FutureFuel Chemical Company and payable to the order of Regions Bank (incorporated by reference to Exhibit No. 10.11 to Form 10 filed April 24, 2007)

10.10.	Security Agreement -Accounts and Inventory dated March 14, 2007 executed by FutureFuel Chemical Company in favor of Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10 filed April 24, 2007)

10.11.	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)

10.12.	Second Modification Agreement dated March 14, 2010 between FutureFuel Chemical Company and Regions Bank

10.13.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.14.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

10.15.
Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics

21.	Subsidiaries of FutureFuel Corp.

23.	Consent of RubinBrown LLP

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

Date:  March 16, 2011