Form 10-Q
period 2011-03-31
FutureFuel Corp.
filed 2011-05-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________
Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
8235 Forsyth Blvd., Suite 400
Clayton, Missouri  63105
(Address of Principal Executive Offices)

(805) 565-9800
(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2011: 39,983,849

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2011, our audited consolidated balance sheet as at December 31, 2010, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2011 and March 31, 2010, and our consolidated statements of cash flows for the three-month periods ended March 31, 2011 and March 31, 2010.

FutureFuel Corp.
Consolidated Balance Sheets
As at March 31, 2011 and December 31, 2010
(Dollars in thousands)
	(Unaudited) March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$79,363	$91,057
Accounts receivable, net of allowances of $10	27,052	35,165
Accounts receivable – related parties	22	-
Inventory	41,199	37,372
Income taxes receivable	-	519
Prepaid expenses	1,263	1,240
Marketable securities	52,014	28,200
Restricted cash and cash equivalents	4,685	21,086
Other current assets	1,050	1,015
Total current assets	206,648	215,654
Property, plant and equipment, net	131,816	125,007
Intangible assets	66	94
Other assets	2,250	2,401
Total noncurrent assets	134,132	127,502
Total Assets	$340,780	$343,156

Liabilities and Stockholders’ Equity
Accounts payable	$22,482	$14,628
Accounts payable - related parties	482	468
Income taxes payable	1,731	-
Current deferred income tax liability	3,571	4,661
Deferred revenue – short-term	1,511	1,758
Short position – marketable debt securities	2,579	19,295
Accrued expenses and other current liabilities	3,388	3,341
Accrued expenses and other current liabilities - related parties	6	8
Total current liabilities	35,750	44,159
Deferred revenue – long-term	23,162	17,118
Contingent liability – long-term	2,305	2,289
Other noncurrent liabilities	907	903
Noncurrent deferred income tax liability	26,594	26,364
Total noncurrent liabilities	52,968	46,674
Total Liabilities	88,718	90,833
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 39,983,849 and 39,978,849 issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	4	4
Accumulated other comprehensive income	1,512	525
Additional paid in capital	237,158	237,123
Retained earnings	13,388	14,671
Total stockholders’ equity	252,062	252,323
Total Liabilities and Stockholders’ Equity	$340,780	$343,156
The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$52,216	$47,763
Revenues – related parties	3,025	-
Cost of goods sold	45,387	37,492
Cost of goods sold – related parties	4,203	1,445
Distribution	519	771
Distribution – related parties	133	114
Gross profit	4,999	7,941
Selling, general and administrative expenses
Compensation expense	809	731
Other expense	169	496
Related party expense	48	35
Research and development expenses	753	900
	1,779	2,162
Income from operations	3,220	5,779
Interest income	776	122
Interest expense	(134)	(6)
Gain on marketable securities	95	-
Other (expense) income	(5)	24
	732	140
Income before income taxes	3,952	5,919
Provision for income taxes	1,236	2,260
Net income	$2,716	$3,659

Earnings per common share
Basic	$0.07	$0.13
Diluted	$0.07	$0.12
Weighted average shares outstanding
Basic	39,982,905	29,265,383
Diluted	40,131,086	30,957,968

Comprehensive Income
Net income	$2,716	$3,659
Other comprehensive income, net of tax of $618 in 2011 and $77 in 2010	987	126
Comprehensive income	$3,703	$3,785

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities
Net income	$2,716	$3,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,911	1,937
Provision for (benefit from) deferred income taxes	(1,478)	88
Change in fair value of derivative instruments and marketable securities	(2)	(41)
Loss on the sale of investments	69	-
Losses on disposals of fixed assets	6	24
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	8,114	(2,973)
Accounts receivable – related parties	(22)	-
Inventory	(3,827)	(2,737)
Income taxes receivable	519	912
Prepaid expenses	(22)	49
Prepaid expenses – related parties	-	23
Accrued interest on marketable securities	(96)	(5)
Other assets	153	116
Accounts payable	7,853	(3,697)
Accounts payable – related parties	14	(139)
Income taxes payable	1,730	774
Accrued expenses and other current liabilities	47	1,334
Accrued expenses and other current liabilities – related parties	(2)	(40)
Deferred revenue	5,277	2,081
Other noncurrent liabilities	-	10
Net cash provided by operating activities	22,966	1,381
Cash flows from investing activities
Restricted cash	16,400	-
Collateralization of derivative instruments	(199)	353
Purchase of marketable securities	(58,311)	(6,034)
Proceeds from the sale of marketable securities	19,577	-
Capital expenditures	(8,163)	(2,394)
Net cash used in investing activities	(30,696)	(8,075)
Cash flows from financing activities
Proceeds from the issuance of stock	35	45,777
Payment of dividend	(3,999)	-
Net cash (used in) provided by financing activities	(3,964)	45,777
Net change in cash and cash equivalents	(11,694)	39,083
Cash and cash equivalents at beginning of period	91,057	65,512
Cash and cash equivalents at end of period	$79,363	$104,595

Cash paid for interest	$3	$-

Cash paid for income taxes	$465	$475

Non-cash capital expenditures	$535	$-
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

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel) and biobased specialty chemical products (biobased solvents, chemicals, and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2010 audited consolidated financial statements and should be read in conjunction with the 2010 audited consolidated financial statements of FutureFuel.  Certain prior year balances have been reclassified to conform to the current year presentation.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical and FFC Grain, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
2)           Inventories

The carrying values of inventory were as follows as of:

	March 31, 2011	December 31, 2010
At average cost (approximates current cost)
Finished goods	$13,814	$6,659
Work in process	2,106	1,999
Raw materials and supplies	35,960	36,652
	51,880	45,31
LIFO reserve	(10,681)	(7,938)
Total inventories	$41,199	$37,372

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $3,750 and $400 for the three months ended March 31, 2011 and 2010, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2011		December 31, 2010
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(150)	$(1,583)	(225)	$(1,620)
Regulated fixed price future commitments, included in other current assets	(96)	$(229)	(44)	$(29)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,429 and $2,230 at March 31, 2011 and December 31, 2010, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
4)           Marketable securities

At March 31, 2011 and December 31, 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $49,556, $2,642, $(184), and $52,014, respectively, at March 31, 2011.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $27,348, $1,056, $(204), and $28,200, respectively, at December 31, 2010.

At March 31, 2011 and December 31, 2010, FutureFuel had a short position in certain marketable debt securities.  The purpose of this position is to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities FutureFuel has purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  The amortized cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(2,556), $0, $(23), and $(2,579), respectively, at March 31, 2011.  The amortized cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(19,107), $0, $(188), and $(19,295), respectively, at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $4,685 and $21,086 at March 31, 2011 and December 31, 2010, respectively, and is classified as restricted cash and cash equivalents in the consolidated balance sheet.  FutureFuel will be obligated to purchase these securities at a future date.  To the extent that these securities appreciate in value, FutureFuel is exposed to off-balance sheet risk.  Realized gains or losses on securities are determined on a trade date based on the specific amortized cost of the investments sold.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2011	December 31, 2010
Accrued employee liabilities	$1,798	$1,727
Accrued property, use and franchise taxes	1,503	1,174
Other	93	448
Total	$3,394	$3,349

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

There were no borrowings at March 31, 2011 or December 31, 2010.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
7)           Provision for income taxes

	Three months ended March 31,
	2011	2010
Provision for income taxes	$1,236	$2,260
Effective tax rate	31.3%	38.2%

The effective tax rates for the three months ended March 31, 2011 and 2010 reflect FutureFuel’s expected tax rate on reported operating earnings before income taxes.

FutureFuel had no unrecognized tax benefits at March 31, 2011 or December 31, 2010.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had no accrual for interest or tax penalties at March 31, 2011 or December 31, 2010.

FutureFuel and its subsidiary, FutureFuel Chemical, file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel was incorporated in 2005 and is subject to U.S., state, and local examinations by tax authorities from 2007 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2011	2010
Net income available to common stockholders	$2,716	$3,659

Weighted average number of common shares outstanding	39,982,905	29,265,383
Effect of warrants	-	1,663,706
Effect of stock options	148,181	28,879
Weighted average diluted number of common shares outstanding	40,131,086	30,957,968

Basic earnings per share	$0.07	$0.13
Diluted earnings per share	$0.07	$0.12

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2010 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 280,500.  No options to purchase shares of FutureFuel’s common stock were excluded for the computation of diluted earnings per share for the three months ended March 31, 2011 as all options were dilutive.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2011	$51,577	$3,664	$55,241
March 31, 2010	$42,929	$4,834	$47,763

For the three months ended March 31, 2011 and 2010, revenues from Mexico accounted for 6% and 9%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2011 and 2010 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended March 31,
	2011	2010
Revenues
Chemicals	$44,695	$43,602
Biofuels	10,546	4,161
Revenues	$55,241	$47,763

Segment gross profit
Chemicals	$7,774	$9,226
Biofuels	(2,775)	(1,285)
Segment gross margins	4,999	7,941
Corporate expenses	(1,779)	(2,162)
Income before interest and taxes	3,220	5,779
Interest and other income	871	146
Interest and other expense	(139)	(6)
Provision for income taxes	(1,236)	(2,260)
Net income	$2,716	$3,659

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2011 and December 31, 2010.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(1,812)	$(1,812)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$52,014	$52,014	$-	$-
Short position on marketable debt securities	$(2,579)	$-	$(2,579)	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Derivative instruments	$(1,649)	$(1,649)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$28,200	$28,200	$-	$-
Short position on marketable debt securities	$(19,295)	$-	$(19,295)	$-

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; and (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, ink colorants, adhesion promoters, polymer additives, polymer and specialty dyes, specialty polymers, photographic and imaging chemicals, and food additives).

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

We have been the primary manufacturer for our customer of a proprietary herbicide and certain intermediates.  These products are facing generic competition, and no assurances can be given that we will remain the primary manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the then current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.

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

Pricing for the other performance chemical products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanism and/or specific protection against raw material or conversion cost changes.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Revenues for the three months ended March 31, 2011 were $55,241,000 as compared to revenues for the three months ended March 31, 2010 of $47,763,000, an increase of 16%.  Revenues from biofuels increased 153% and accounted for 19% of total revenues in the first quarter of 2011 as compared to 9% in the first quarter of 2010.  Revenues from chemicals increased 3% and accounted for 81% of total revenues in the first quarter of 2011 as compared to 91% in the first quarter of 2010.  Within the chemicals segment, revenues for the first quarter of 2011 changed as follows as compared to the first quarter of 2010: revenues from the bleach activator decreased 11%; revenues from the proprietary herbicide and intermediates increased 4%; revenues from CPOs increased 22%; revenues from DIPB increased 10%; and revenues from other products increased 20%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our revenue base, accounting for 49% of revenues for the three months ended March 31, 2011 as compared to 61% for the three months ended March 31, 2010.  The decrease in revenue from the bleach activator during the first quarter of 2011 as compared to the first quarter of 2010 was attributable to reduced volumes in 2011.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with certainty the revenues we will receive from this product in the future.

Revenues from CPOs and DIPB together increased 15% during the first quarter of 2011 compared to the first quarter of 2010.  The combined increased revenues from these two products were almost entirely attributable to increased CPOs sales volumes.  The end market for CPOs is the automotive industry and demand for this product has benefited from the recent improvement in general economic conditions in the United States.

Increased revenues in the first quarter of 2011 compared to the first quarter of 2010 from the biofuels segment resulted from increased regional sales of blended biodiesel and unblended petrodiesel.  The volumes of biodiesel and blended biodiesel sold in the first quarter of 2010 were limited due to the expiration of the $1.00 biodiesel blender’s credit.  With the reinstatement of this credit in December 2010, biodiesel sales have resumed.  The reinstatement of the biodiesel blender’s credit in December 2010 after its expiration in December 2009 makes a comparison of first quarter 2011 activity in the biofuel segment to first quarter 2010 activity meaningless.

           Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first three months of 2011 were $50,242,000 as compared to total cost of goods sold and distribution for the first three quarter of 2010 of $39,822,000, an increase of 26%.

Cost of goods sold and distribution for the first quarter of 2011 for our chemicals segment were $36,921,000 as compared to cost of goods sold and distribution for the first quarter of 2010 of $34,376,000.  On a percentage basis, the 7% increase in cost of goods sold and distribution was higher than the 3% increase in chemicals segment revenues.  The increase was primarily due to cost increases which we could not pass along to customers.

Cost of goods sold and distribution for the first quarter of 2011 for our biofuels segment were $13,321,000 as compared to cost of goods sold and distribution for the first quarter of 2010 of $5,446,000.  On a percentage basis, cost of goods sold and distribution increased 145% versus an increase in revenues of 153%.  This was due mostly to an increase in volume of product sold together with losses on derivative instruments.  Such losses totaled $3,750,000 in the first three months of 2011 as compared to losses of $400,000 in the first three months of 2010.  Our immediate recognition of derivative instrument gains and losses can cause our net income to be volatile from quarter to quarter due to the timing of the change in the derivative instrument relative to the sale of the biofuel.

Operating Expenses

Operating expenses decreased 18%, from $2,162,000 in the first three months of 2010 to $1,779,000 in the first three months of 2011.  Compensation expense increased 11% as a result of an increase in work force.  Research and development expense decreased 16% from $900,000 for the first three months of 2010 to $753,000 in 2011; this decrease was the result of a temporary shift in resources from research and development activities to plant support and capital projects.

           Provision for Income Taxes

The effective tax rates for the three months ended March 31, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $308,000 at March 31, 2011 and $277,000 at December 31, 2010.

Critical Accounting Estimates

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for four specialty chemical products in the first quarters of 2011 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $15,040,000 and $14,614,000 for the three months ended March 31, 2011 and 2010, respectively.

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2011 and 2010 are set forth in the following table.

(Dollars in thousands)

	March 31, 2011	March 31, 2010
Net cash provided by operating activities	$22,966	$1,381
Net cash used in investing activities	$(30,696)	$(8,075)
Net cash provided by (used in) financing activities	$(3,964)	$45,777

Operating Activities

Cash provided by operating activities increased from $1,381,000 during the first three months of 2010 to $22,966,000 during the first three months of 2011.  Cash provided by (used in) the change in accounts receivable increased from $(2,973,000) in the first three months of 2010 to $8,114,000 in the first three months of 2011.  This increase was primarily attributable to the collection of the $1.00 per gallon biodiesel blender’s credit which was booked as an accounts receivable at December 31, 2010.  Cash provided by (used in) the change in accounts payable increased from $(3,697,000) in the first three months of 2010 to $7,853,000 in the first three months of 2011.  This increase was largely attributable to the timing of payments related to purchases of inventory and capital expenditures.  In addition, cash provided by the change in deferred revenue increased from $2,081,000 in the first three months of 2010 to $5,277,000 in the first three months of 2011, a result of the progress made on capital projects we have undertaken on behalf of our customers.  Offsetting these increases in cash provided by operating activities is an increase in the cash used for inventories.  Such usage increased from $(2,737,000) in the three months ended March 31, 2010 to $(3,827,000) in the three months ended March 31, 2011.  This increase in inventories is largely the result of a build in biodiesel feed stocks.

Investing Activities

Cash used in investing activities increased from $8,075,000 in the first three months of 2010 to $30,696,000 in the first three months of 2011.  This increase was primarily attributable to our investing activities as cash used in the purchase of marketable securities increased from $6,034,000 in the first three months of 2010 to $58,311,000 in the first three months of 2011.  Partially offsetting this increase in cash used are increases in cash provided by investing activities totaling $16,400,000 and $19,577,000 related to activity in our restricted cash account and sales of marketable securities in the first three months of 2011.

Financing Activities

Cash provided by (used in) financing activities decreased from $45,777,000 in the first quarter of 2010 to $(3,964,000) in the first quarter of 2011.  This change is primarily the result of a lack of warrants to purchase shares of our common stock being exercised in the first three months of 2011 as they were in the first three months of 2010.  The warrants issued by us in 2006 expired in July 2010.  Additionally, we paid a special cash dividend in the first quarter of 2011 in the aggregate amount of $3,999,000.  No such dividend was paid in the first three months of 2010.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at March 31, 2011 or December 31, 2010.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash and cash investments and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Special Dividend

In the first quarter of 2011, we declared a special cash dividend in the amount of $0.10 per share on our common stock, with a record date of March 1, 2011 and a payment date of March 15, 2011.  The special cash dividend amounted to approximately $3,999,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, and the exercise of warrants, we accumulated excess working capital.  Some of this excess working capital was paid out in 2008, 2009, 2010, and the first quarter of 2011 as a special cash dividend.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant and to pursue complementary acquisitions in the energy and chemical industries.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In the first quarter of 2011 and in 2010, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued interest, totaled $52,014,000 and $28,200,000 at March 31, 2011 and December 31, 2010, respectively.

At March 31, 2011 and December 31, 2010, we also had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  We realized losses of $69,000 on these securities in the first quarter of 2011.  No such losses were recognized the first quarter of 2010.  The fair value of these securities totaled $(2,579,000) and $(19,295,000) at March 31, 2011 and December 31, 2010, respectively.  The margin account maintained with a broker to collateralize these securities carried a balance of $4,685,000 and $21,086,000 at March 31, 2011 and December 31, 2010, respectively, and is classified as restricted cash and cash equivalents in the consolidated balance sheet.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2011 and December 31, 2010.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2011 or December 31, 2010 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

At March 31, 2011 and December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we have purchased.  We are committed to repurchase these short-sold securities in the future.  We are required to maintain a margin account at a broker to collateralize this obligation.  It is possible that this margin account balance will not be sufficient to meet our obligations, which would place an additional commitment on our available cash balances.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first quarter of 2011 or 2010.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of March 31, 2011 and December 31, 2010, the fair values of our derivative instruments were a net liability in the amount of $1,812,000 and $1,649,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2011.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Animal fat	11,251,669	LB	10%	$387	7.7%
Ultra low sulphur diesel	1,070,167	GAL	10%	$253	5.1%
Natural gas	263,606	MCF	10%	$129	2.6%
Electricity	22,085	MWH	10%	$113	2.3%
Proprionic anhydride	958,292	LB	10%	$98	2.0%
Caustic soda	6,153,212	LB	10%	$82	1.6%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2011.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2011 or December 31, 2010 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

At March 31, 2011 and December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on our other marketable securities.  The fair value of the securities totaled $(2,579,000) and $(19,295,000) at March 31, 2011 and December 31, 2010, respectively.  We maintain a margin account to collateralize these marketable debt securities.  This margin account maintained a balance of $4,685,000 and $21,086,000 at March 31, 2011 and December 31, 2010, respectively, and is classified as restricted cash and cash equivalents in our consolidated balance sheet included herein.  We will be obligated to purchase these securities at a future date.  To the extent that these marketable debt securities appreciate in value, we are exposed to off-balance sheet risks.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2011 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.

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

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2010 filed with the SEC on March 16, 2011 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

Shares of our common stock began trading on the New York Stock Exchange on March 23, 2011.

Item 6. Exhibits.

Exhibit	Description
3.1.	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1.	Investor Rights Agreement dated July 12, 2006 among FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd (incorporated by reference to Exhibit No. 4.4 to Form 10 filed April 24, 2007)
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

10.11.	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)
10.12.	Second Modification Agreement dated March 14, 2010 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 16, 2011)
10.13.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)
10.14.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)
10.15.
Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 16,2011)

11.	Statement re Computation of per Share Earnings
31(i).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(ii).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our future filings made with the SEC.  You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements.  The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  There may be additional risks not presently known to us or that we currently believe are immaterial to our business.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner.  You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By: /s/ Douglas D. Hommert
Douglas D. Hommert, Executive Vice President, Secretary
and Treasurer

Date:  May 9, 2011