Form 10-Q
period 2011-06-30
FutureFuel Corp.
filed 2011-08-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2011: 41,297,834

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2011, our audited consolidated balance sheet as at December 31, 2010, our unaudited consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2011 and June 30, 2010, and our consolidated statements of cash flows for the six-month periods ended June 30, 2011 and June 30, 2010.

FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2011 and December 31, 2010
(Dollars in thousands)

	(Unaudited) June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$94,525	$91,057
Accounts receivable, net of allowances of $10	30,251	35,165
Accounts receivable – related parties	247	-
Inventory	40,376	37,372
Income taxes receivable	-	519
Prepaid expenses	854	1,240
Marketable securities	52,756	28,200
Restricted cash and cash equivalents	-	21,086
Other current assets	1,666	1,015
Total current assets	220,675	215,654
Property, plant and equipment, net	137,605	125,007
Intangible assets	38	94
Other assets	2,221	2,401
Total noncurrent assets	139,864	127,502
Total Assets	$360,539	$343,156

Liabilities and Stockholders’ Equity
Accounts payable	$14,260	$14,628
Accounts payable - related parties	418	468
Income taxes payable	1,850	-
Current deferred income tax liability	4,831	4,661
Deferred revenue – short-term	1,726	1,758
Short position – marketable debt securities	-	19,295
Accrued expenses and other current liabilities	5,174	3,341
Accrued expenses and other current liabilities - related parties	32	8
Total current liabilities	28,291	44,159
Deferred revenue – long-term	29,712	17,118
Contingent liability – long-term	2,464	2,289
Other noncurrent liabilities	913	903
Noncurrent deferred income tax liability	26,945	26,364
Total noncurrent liabilities	60,034	46,674
Total Liabilities	88,325	90,833
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,297,834 and 39,978,849 issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	4	4
Accumulated other comprehensive income	959	525
Additional paid in capital	253,423	237,123
Retained earnings	17,828	14,671
Total stockholders’ equity	272,214	252,323
Total Liabilities and Stockholders’ Equity	$360,539	$343,156

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Revenues	$73,963	$51,714
Revenues – related parties	765	-
Cost of goods sold	56,962	43,484
Cost of goods sold – related parties	1,407	895
Distribution	829	932
Distribution – related parties	101	101
Gross profit	15,429	6,302
Selling, general and administrative expenses
Compensation expense (inclusive of $502 and $0 of stock based compensation for the three months ended June 30, 2011 and 2010, respectively)	1,320	731
Other expense	521	409
Related party expense	71	35
Research and development expenses	861	886
	2,773	2,061
Income from operations	12,656	4,241
Interest income	811	222
Interest expense	(36)	(5)
Loss on marketable securities	(37)	(4)
Other (expense) income	(22)	18
	716	231
Income before income taxes	13,372	4,472
Provision for income taxes	4,933	1,709
Net income	$8,439	$2,763

Earnings per common share
Basic	$0.21	$0.08
Diluted	$0.21	$0.07
Weighted average shares outstanding
Basic	40,234,242	36,773,695
Diluted	40,438,023	37,522,593

Comprehensive Income
Net income	$8,439	$2,763
Other comprehensive loss, net of tax of $(346) in 2011 and of $(41) in 2010	(553)	(66)
Comprehensive income	$7,886	$2,697

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Revenues	$126,179	$99,477
Revenues – related parties	3,790	-
Cost of goods sold	102,349	80,953
Cost of goods sold – related parties	5,610	2,363
Distribution	1,349	1,703
Distribution – related parties	234	215
Gross profit	20,427	14,243
Selling, general and administrative expenses
Compensation expense (inclusive of $502 and $0 of stock based compensation for the six months ended June 30, 2011 and 2010, respectively)	2,129	1,462
Other expense	691	905
Related party expense	119	70
Research and development expenses	1,614	1,786
	4,553	4,223
Income from operations	15,874	10,020
Interest income	1,587	344
Interest expense	(170)	(11)
Gain/(loss) on marketable securities	58	(4)
Other (expense) income	(27)	42
	1,448	371
Income before income taxes	17,322	10,391
Provision for income taxes	6,169	3,969
Net income	$11,153	$6,422

Earnings per common share
Basic	$0.28	$0.19
Diluted	$0.28	$0.19
Weighted average shares outstanding
Basic	40,109,268	33,040,280
Diluted	40,285,249	34,261,022

Comprehensive Income
Net income	$11,153	$6,422
Other comprehensive income, net of tax of $272 in 2011 and of $37 in 2010	434	60
Comprehensive income	$11,587	$6,482

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows provided by operating activities
Net income	$11,153	$6,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,884	3,803
Provision for (benefit from) deferred income taxes	478	(253)
Change in fair value of derivative instruments and marketable securities	984	(430)
Loss on the sale of investments	148	4
Losses on disposals of fixed assets	27	42
Stock based compensation	502	-
Noncash interest expense	11	11
Changes in operating assets and liabilities:
Accounts receivable	4,915	(1,715)
Accounts receivable – related parties	(247)	-
Inventory	(3,004)	(2,843)
Income taxes receivable	519	112
Prepaid expenses	386	537
Prepaid expenses – related parties	-	23
Accrued interest on marketable securities	(123)	(5)
Other assets	274	194
Accounts payable	(368)	(4,281)
Accounts payable – related parties	(50)	(284)
Income taxes payable	1,849	-
Accrued expenses and other current liabilities	1,832	1,856
Accrued expenses and other current liabilities – related parties	23	(47)
Deferred revenue	11,602	4,647
Other noncurrent liabilities	-	21
Net cash provided by operating activities	34,795	7,814
Cash flows from investing activities
Restricted cash	21,086	-
Collateralization of derivative instruments	(1,920)	9
Purchase of marketable securities	(70,072)	(6,034)
Proceeds from the sale of marketable securities	27,090	425
Proceeds from the sale of fixed assets	12	-
Capital expenditures	(15,325)	(3,896)
Net cash used in investing activities	(39,129)	(9,496)
Cash flows from financing activities
Proceeds from the issuance of stock	15,798	67,994
Purchase of warrants	-	(878)
Payment of dividend	(7,996)	(15,062)
Net cash provided by financing activities	7,802	52,054
Net change in cash and cash equivalents	3,468	50,372
Cash and cash equivalents at beginning of period	91,057	65,512
Cash and cash equivalents at end of period	$94,525	$115,884

Cash paid for interest	$-	$-
Cash paid for income taxes	$2,857	$4,090
Non-cash capital expenditures	$1,134	$-

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)
2)            Inventories

The carrying values of inventory were as follows as of:

	June 30, 2011	December 31, 2010
At average cost (approximates current cost)
Finished goods	$15,513	$6,659
Work in process	2,118	1,999
Raw materials and supplies	37,385	36,652
	55,016	45,310
LIFO reserve	(14,640)	(7,938)
Total inventories	$40,376	$37,372

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $1,957 and $1,876 for the three months ended June 30, 2011 and 2010, respectively, and a loss of $1,793 and a gain of $1,477 for the six months ended June 30, 2011 and 2010, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2011		December 31, 2010
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(175)	$(2,353)	(225)	$(1,620)
Regulated fixed price future commitments, included in other current assets	(65)	$(469)	(44)	$(29)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,149 and $2,230 at June 30, 2011 and December 31, 2010, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)            Marketable securities

At June 30, 2011 and December 31, 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $51,198, $2,331, $(773), and $52,756, respectively, at June 30, 2011.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $27,348, $1,056, $(204), and $28,200, respectively, as December 31, 2010.

At December 31, 2010, FutureFuel had a short position in certain marketable debt securities.  No such position existed at June 30, 2011.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have had on other marketable securities FutureFuel has purchased.  The securities comprising this position were carried at fair value, with unrealized gains and losses reported as a component of net income.  The amortized cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(19,107), $0, $(188), and $(19,295), respectively, at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086 at December 31, 2010 and was classified as restricted cash and cash equivalents in the consolidated balance sheet.

5)            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2011	December 31, 2010
Accrued employee liabilities	$3,660	$1,727
Accrued property, use and franchise taxes	1,546	1,174
Other	-	448
Total	$5,206	$3,349

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

There were no borrowings at June 30, 2011 or December 31, 2010.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

7)            Provision for income taxes

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Provision for income taxes	$4,933	$1,709	$6,169	$3,969
Effective tax rate	36.9%	38.2%	35.6%	38.2%

The effective tax rates for the three and six months ended June 30, 2011 and 2010 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel has no unrecognized tax benefits at June 30, 2011 or December 31, 2010.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had no accrual for interest or tax penalties at June 30, 2011 or December 31, 2010.

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

8)            Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Net income available to common stockholders	$8,439	$2,763	$11,153	$6,422

Weighted average number of common shares outstanding	40,234,242	36,773,695	40,109,268	33,040,280
Effect of warrants	-	721,575	-	1,193,092
Effect of stock options	203,781	27,323	175,981	27,650
Weighted average diluted number of common shares outstanding	40,438,023	37,522,593	40,285,249	34,261,022

Basic earnings per share	$0.21	$0.08	$0.28	$0.19
Diluted earnings per share	$0.21	$0.07	$0.28	$0.19

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2011 and 2010 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 60,000 and 120,000 for the three and six month periods ended June 30, 2011, respectively.  The weighted average number of options excluded on this basis was 285,500 and 283,000 for the three and six month periods ended June 30, 2010, respectively.

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

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2011	$73,512	$1,216	$74,728
June 30, 2010	$47,011	$4,703	$51,714

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2011	$125,089	$4,880	$129,969
June 30, 2010	$89,940	$9,537	$99,477

For the three months ended June 30, 2011 and 2010, revenues from Mexico accounted for 1% and 8%, respectively, of total revenues.  For the six months ended June 30, 2011 and 2010, revenues from Mexico accounted for 3% and 9%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three or six months ended June 30, 2011 and 2010 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues
Chemicals	$36,851	$40,255	$81,547	$83,857
Biofuels	37,877	11,459	48,422	15,620
Revenues	$74,728	$51,714	$129,969	$99,477
Segment gross profit
Chemicals	$7,068	$8,706	$14,842	$17,932
Biofuels	8,361	(2,404)	5,585	(3,689)
Segment gross margins	15,429	6,302	20,427	14,243
Corporate expenses	(2,773)	(2,061)	(4,553)	(4,223)
Income before interest and taxes	12,656	4,241	15,874	10,020
Interest and other income	811	240	1,645	386
Interest and other expense	(95)	(9)	(197)	(15)
Provision for income taxes	(4,933)	(1,709)	(6,169)	(3,969)
Net income	$8,439	$2,763	$11,153	$6,422

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2011 and December 31, 2010.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,822)	$(2,822)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$52,756	$52,756	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Derivative instruments	$(1,649)	$(1,649)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$28,200	$28,200	$-	$-
Short position on marketable debt securities	$(19,295)	$-	$(19,295)	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

11)          Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.  Revenues, expenses, prepaid amounts and unpaid amounts related to these transactions are captured in the accompanying consolidated financial statements of FutureFuel as related party line items.

Related party revenues are the result of sales of biodiesel, petrodiesel and blends to these related parties.

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel and blends to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services and income tax and consulting services by FutureFuel from these related parties.

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

           Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent and (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, ink colorants, adhesion promoters, polymer additives, polymer and specialty dyes, specialty polymers, photographic and imaging chemicals, and food additives).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  In the second quarter of 2011, we received notification from the customer of the bleach activator stating their intention to reduce the quantities of the bleach activator they purchase beginning as soon as possible from the date of such notice.  The amount of such decrease was not stated.  We are working collaboratively with our customer to assess their future demand, which demand may continue to decline.  The financial impact of any such decline is not known at this time.

We have been the primary manufacturer for our customer of a proprietary herbicide and certain intermediates.  These products are facing generic competition, and no assurances can be given that we will remain the primary manufacturer for this product line.  The contract automatically renews for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term.  No assurances can be given that this contract will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.

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

We procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2009, we completed a project to increase our production nameplate capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blenders’ credit at the end of 2009, we determined that feedstock with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are currently producing at approximately 50% of our nameplate capacity of 59 million gallons per year.  We are still in the process of debugging and optimizing the production process to increase the output of the plant.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) continuance of the $1.00 per gallon federal blenders’ tax credit, which credit terminates on December 31, 2011; and (iii) the permanency of government mandates.  See “Risk Factors” below.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.  We also sell refined petroleum products from time to time to maintain our status as a shipper on a common carrier pipeline.

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

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Revenues for the three months ended June 30, 2011 were $74,728,000 as compared to revenues for the three months ended June 30, 2010 of $51,714,000, an increase of 45%.  Revenues from our biofuels segment increased 231% and accounted for 51% of total revenues in 2011 as compared to 22% in 2010.  Revenues from our chemicals segment decreased 8% and accounted for 49% of total revenues as compared to 78% in 2010.

Historically, the revenues for the bleach activator and the proprietary herbicide together have been the most significant components of our revenue base.  In the three months ended June 30, 2011, these products accounted for 32% of revenues as compared to 51% for the three months ended June 30, 2010.  Revenues for the bleach activator decreased approximately 27% in the second quarter of 2011 as compared to the second quarter of 2010.  We are unable to predict with certainty the revenues we will receive from this product in the future as the customer has stated that they intend to decrease purchases, but the quantity of such decrease has not been specified.  Further, the future volumes of and revenues from the bleach activator depend on both customer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  With respect to the proprietary herbicide revenues increased approximately 33% in the second quarter of 2011 as compared to the second quarter of 2010.

Revenues from other chemical products decreased approximately 22% in the second quarter of 2011 as compared to the second quarter of 2010.  This decrease is almost entirely due to production ceasing on one product which we campaigned for a customer in 2010.  We do not know if we will produce the product for this customer in the future.  Revenues from proprietary chemicals increased approximately 26% in the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Revenues from biofuels increased from $11,459,000 in the three months ended June 30, 2010 to $37,877,000, an increase of 231%.  The reinstatement of the $1.00 per gallon federal blender’s credit in December 2010 along with the government mandated renewable fuel standard combined to improve the economics of biodiesel and demand and production increased in 2011 relative to 2010.  Additionally, we have continued to develop our regional fuel distribution business.

           Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the second quarter of 2011 totaled $59,299,000.  This represented an increase of 31% over the second quarter of 2010.

Cost of goods sold and distribution for the second quarter of 2011 for our chemicals segment were $29,783,000 as compared to cost of goods sold and distribution for the second quarter of 2010 of $31,549,000, a decrease of 6%.  On a percentage basis, the 6% decrease in cost of goods sold and distribution is slightly lower than the 8% decrease in chemicals segment revenues.  This difference is attributable to differences in product mix from 2010 to 2011 and from cost increases which we could not pass along to our customers.

Cost of good sold and distribution for the second quarter of 2011 for our biofuel segment totaled $29,516,000 as compared to cost of goods sold and distribution for the second quarter of 2010 of $13,863,000, an increase of 113%.  On a percentage basis, cost of goods sold and distribution increased 113% versus an increase in revenues of 231%.  This difference is largely attributable to the $1.00 per gallon federal blender’s credit being allowed in the second quarter of 2011 when it was not in the second quarter of 2010.  This blender’s credit is one of the reasons that the production of biodiesel was profitable in the second quarter of 2011 compared to the second quarter of 2010.  We continue to acquire feedstock and produce biodiesel as this credit is effective through December 31, 2011.  If the credit is not extended beyond the end of this year, our biofuels segment could be materially and adversely affected.

Operating Expenses

Operating expenses increased 35% from $2,061,000 in the three months ended June 30, 2010 to $2,773,000 in the three months ended June 30, 2011, an increase of $712,000.  This increase is primarily attributable to the increase in compensation expense, which increased from $731,000 for the three months ended June 30, 2010 to $1,320,000 for the three months ended June 30, 2011.  This increase in compensation expense was primarily the result of $502,000 in expense being recognized in the three months ended June 30, 2011 for stock option compensation expense.  Options for 120,000 shares of stock were granted in the second quarter of 2011.  No such options were granted in the second quarter of 2010.

Provision for Income Taxes

The effective tax rates for the three months ended June 30, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $329,000 at June 30, 2011 and $277,000 at December 31, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Revenues for the six months ended June 30, 2011 were $129,969,000 as compared to revenues for the six months ended June 30, 2010 of $99,477,000, an increase of 31%.  Revenues from the biofuels segment increased from $15,620,000 for the six months ended June 30, 2010 to $48,422,000 for the six months ended June 30, 2011, an increase of 210%.  Revenues from the chemicals segment decreased to $81,547,000 from $83,857,000, a decrease of 3%.

Revenues from the bleach activator and the proprietary herbicide, which have historically combined to comprise the most significant components of our revenue base, accounted for 39% of our revenues for the six months ended June 30, 2011.  In the six months ended June 30, 2010, these products together accounted for 55% of our revenues.  Revenues from the bleach activator decreased approximately 18% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  We are unable to predict with certainty the revenues we will receive from this product in the future as the customer has stated that they intend to decrease purchases, but the quantity of such decrease has not been specified.  Further, the future volume of and revenues from the bleach activator depend both on consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  With respect to the proprietary herbicide revenues increased approximately 17% in the first half of 2011 as compared to the first half of 2010.

Revenues from other chemical products remained relatively constant in the first half of 2011 as compared to the first half of 2010.  The first half of 2010 revenues were benefited by the campaign production of a product for a certain customer.  This production ceased in early 2011.  We do  not know if this production will resume in the future.  Revenues from proprietary chemicals increased approximately 31% in the first half of 2011 as compared to the first half of 2010.  This increase is largely attributable to increased sales of SSIPA, which are the result of our concerted effort to expand our proprietary chemicals business.

The reinstatement of the $1.00 federal blender’s credit in December 2010 along with the government mandated renewable fuels standard combined to improve the economics of biodiesel and demand and production increased in 2011 relative to 2010.  This has resulted in growth in our biofuels segment, growth that we will work to continue throughout the second half of the year.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution expense for the first half of 2011 totaled $109,542,000, an increase of 29% from the first half of 2010.

Cost of goods sold and distribution for the first half of 2011 for our chemicals segment totaled $66,704,000.  This represents a 1% increase over the total seen in the first half of 2010.  On a percentage basis, this does not match the 3% reduction in revenues from the chemicals segment for the first half of 2011.  This differential is primarily the result of the incurrence of certain expenditures that we have not been able to pass on to our customers.

Cost of goods sold and distribution for the first half of 2011 for our biofuels segment totaled $42,838,000.  This total exceeds the cost of goods sold and distribution expense for the first half of 2010 by $23,529,000.  This represents a 122% increase from the 2010 expenditures.  On a percentage basis, this 122% increase is less than the 210% increase in revenues for the first half of the current year.  This difference is directly attributable to the reinstatement of the $1.00 federal blender’s credit in December 2010.  The reinstatement of this credit improved the economics of the biodiesel business.  We continue to acquire feedstock and produce biodiesel as this credit is effective through December  31, 2011.  If the credit is not extended beyond the end of this year, our biofuels segment could be materially and adversely affected.

Operating Expenses

Operating expenses increased $330,000 in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  Operating expenses totaled $4,553,000 in the first half of 2011 and $4,223,000 in the first half of 2010, an 8% increase.  This increase was primarily attributable to the expense related to the 120,000 stock options which were granted in the first half of 2011.  $502,000 of expense, which is the estimated grant date fair value of those options, was recorded as a result of this grant.  No such options were granted in the comparable period in the prior year.  This increase was partially offset by relatively minor decreases in research and development expenses and other expense.

Provision for Income Taxes

The effective tax rates for the six months ended June 30, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $329,000 at June 30, 2011 and $277,000 at December 31, 2010.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for four specialty chemical products in the first two quarters of 2011 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $16,351,000 and $11,851,000 for the three months ended June 30, 2011 and 2010, respectively, and $31,896,000 and $26,464,000 for the six month ended June 30, 2011 and 2010, respectively.

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2011 and 2010 are set forth in the following chart.

(Dollars in thousands)

	First Half, 2011	First Half, 2010
Net cash provided by operating activities	$34,795	$7,814
Net cash used in investing activities	$(39,129)	$(9,496)
Net cash provided by financing activities	$7,802	$52,054

Operating Activities

Cash provided by operating activities increased from $7,814,000 during the first half of 2010 to $34,795,000 during the first half of 2011, an increase of $26,981,000.  This increase was largely due to changes in accounts receivable, accounts payable, income taxes payable, deferred revenue, and net income.  In the first half of 2010, accounts receivable reduced cash provided by operating activities by $1,715,000, and in 2011 increased cash provided by operating activities by $4,668,000.  This increase was primarily attributable to the collection of the $1.00 per gallon federal blender’s credit, which was booked as an account receivable at December 31, 2010 and collected in the first quarter of 2011.  The effect of this collection has been partially offset by higher accounts receivable balances from biodiesel customers, which resulted from our increased biodiesel sales activity.  In the first half of 2011, accounts payable used $418,000 of cash from operations.  In the first half of 2010, accounts payable used $4,565,000.  This decrease is largely due to timing differences related to the receipt and payment of inventory and the timing of payment for capital expenditures.  In the first half of 2010, income taxes payable did not affect cash provided by operating activities.  In the first half of 2011, income taxes payable increased cash provided by operating activities by $1,849,000.  This increase is largely due to timing associated with our income tax payments.  In the first half of 2011, deferred revenue contributed $11,602,000 to cash provided by operating activities.  In the first half of 2010, it contributed $4,647,000.  This change is a result of progress made on capital projects we have undertaken on behalf of certain of our customers.  Lastly, $4,731,000 of the increase in cash provided by operating activities is due to the increase in net income in the first half of 2011 as compared to net income in the first half of 2010.

Investing Activities

Cash used in investing activities increased from $9,496,000 in the six months ended June 30, 2010 to $39,129,000 in the six months ended June 30, 2011.  This increase is primarily attributable to a reduction in restricted cash, a net increase in the purchases of marketable securities, and an increase in capital expenditures.  In the first six months of 2011, our restricted cash balances decreased by $21,086,000.  This reduction resulted from our short sale position in U.S. Treasuries having been closed.  When this happened, the cash which was previously held in a restricted margin account was returned to us.  In the first six months of 2011, we purchased a net $42,982,000 of marketable securities.  Such purchases totaled a net $5,609,000 in the first six months of 2010.  Lastly, capital expenditures for the first six months of 2011 totaled $15,325,000 compared to $3,896,000 in the first six months of 2010.  This increase in capital expenditures is primarily the result of us undertaking certain capital projects on behalf of certain customers, a large portion of which is reimbursed by certain of our customers and through grants.  These reimbursements are summarized in the following table.

	First Half, 2011	First Half, 2010
Capital expenditures	$15,325	$3,896
Cash received as reimbursement of capital expenditures	(10,456)	(895)
Net cash paid for capital expenditures	$4,869	$3,001

Financing Activities

Cash provided by financing activities decreased from $52,054,000 in the first six months of 2010 to $7,802,000 in the first six months of 2011.  This decrease was primarily attributable to the difference in proceeds from equity issuances in the two periods.  In the first six months of 2010, $67,994,000 of cash was received as a result of certain warrant holders exercising their warrants to acquire our common stock.  In the first six months of 2011, $15,798,000 was received primarily as a result of the at-the-market offering of our common stock which commenced on June 3, 2011 as discussed below.  Additionally in the first six months of 2011, we paid dividends of $7,996,000; in the first six months of 2010 such activities totaled $15,062,000.

At-the-Market Offering

On February 10, 2011, we filed with the United States Securities and Exchange Commission, or SEC, a Form S-3 Registration Statement commonly referred to as a “shelf-registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  The registration statement was amended on March 4, 2011 and became effective on March 10, 2011.

On May 10, 2011, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, relating to up to 3 million shares of our common stock.  The sales of shares of our common stock under this sales agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York stock Exchange (the principal existing trading market for shares of our common stock), to or through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.  The aggregate compensation payable to Stifel as sales agent will be 3% of the gross sales price of the shares sold through the sales agreement.  The sales are being made pursuant to our shelf registration.

We commenced sales of our common stock through this at-the-market offering on June 3, 2011.  The number of shares of our common stock sold through Stifel under the sales agreement, the net proceeds to us, and the compensation paid by us to Stifel in connection with the sales of our common stock during the second quarter of 2011 are set forth in the following table.

Number of Shares Sold	Net Proceeds	Compensation to Stifel
1,313,985	$15,763,000	$488,000

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at June 30, 2011 or December 31, 2010.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash and cash investments, proceeds from our at-the-market offering,  and borrowings under the credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements other than those which may be sold through our at-the-market offering.

Dividends

In the first quarter of 2011, we declared a special cash dividend in the amount of $0.10 per share on our common stock, with a record date of March 1, 2011 and a payment date of March 15, 2011.  The special cash dividend amounted to approximately $3,998,000.

On April 5, 2011, we declared normal quarterly cash dividends of $0.10 per share on our common stock for the remainder of 2011, with record dates of June 1, 2011, September 1, 2011, and December 1, 2011, and payment dates of June 14, 2011, September 15, 2011, and December 15, 2011.  The regular cash dividends for June 2011 amounted to approximately $3,998,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and our at-the-market offering, we accumulated excess working capital.  Some of this excess working capital has been paid out as special and regular cash dividends.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant, to pursue complimentary acquisitions in the energy and chemical industries, and to pay the regular cash dividends for the remainder of 2011.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In the first two quarters of 2011 and 2010, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued interest, totaled $52,756,000 and $28,200,000 at June 30, 2011 and December 31, 2010, respectively.

At December 31, 2010, we also had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  We realized losses of $170,000 on these securities in the first two quarters of 2011.  No such losses were recognized in the first six months of 2010.  This position was closed in the first half of 2011 and no short position in these marketable debt securities was present at June 30, 2011.  The fair value of these securities totaled $(19,295,000) at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2011 and December 31, 2010.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2011 or December 31, 2010 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

At December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we have purchased.  We were committed to repurchase these short-sold securities in the future.  We were required to maintain a margin account at a broker to collateralize this obligation.  It was possible that this margin account balance would not have been sufficient to meet our obligation, which would have placed an additional commitment on our available cash balances.

From time to time we may enter into forward sales commitments related to our generation of renewable identification numbers (“RINs”).  At the time these commitments are made, we may or may not have these RINs in our possession, but expect to generate them in the ordinary course of our biodiesel business.  These commitments are not reflected on our consolidated balance sheet.  If we are unable to generate enough RINs to meet these obligations, we may be forced to purchase replacement RINs from other parties.  Such activity may result in us purchasing RINs at a higher price than we have agreed to sell them for.

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

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data, or HED, required by the Environmental Protection Agency for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the Environmental Protection Agency.  We brought suit against the trade association for rescission of the agreement for various reasons including, among other things, that we have already paid our fair share of costs for the data to the trade association; and that the fees and dues structure of the trade association are overly excessive and against public policy.  The trade association filed suit against us for collection of alleged fees and dues owed by us to it.  At this time, we are unable to determine what effect the trade association’s suit against us will have on us or on our financial condition.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first two quarters of 2011 or 2010.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of June 30, 2011 and December 31, 2010, the fair values of our derivative instruments were a net liability in the amount of $2,822,000 and $1,649,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2011.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	59,652,627	LB	10%	$2,428	11.9%
Ultra low sulphur diesel	2,024,489	GAL	10%	$533	2.6%
Electricity	47,183	MWH	10%	$253	1.2%
Natural gas	448,383	MCF	10%	$221	1.1%
Proprionic anhydride	1,959,930	LB	10%	$201	1.0%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2011.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2011 or December 31, 2010 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

At December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on our other marketable securities.  The fair value of these securities totaled $(19,295,000) at December 31, 2010.  We maintained a margin account to collateralize these marketable debt securities.  This margin account maintained a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet included herein.  We were obligated to purchase these securities at a future date.  To the extent that these marketable debt securities appreciated in value, we were exposed to off-balance sheet risks.  These securities were repurchased in the first six months of 2011 and this position did not exist at June 30, 2011.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2010 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business.  However, from time to time, we may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2010 filed with the SEC on March 16, 2011 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. [Removed and Reserved.]

Item 5. Other Information.

We commenced sales of our common stock through this at-the-market offering on June 3, 2011.  The number of shares of our common stock sold through Stifel under the sales agreement, the net proceeds to us, and the compensation paid by us to Stifel in connection with the sales of our common stock during the second quarter of 2011 are set forth in the following table.

Number of Shares Sold	Net Proceeds	Compensation to Stifel
1,313,985	$15,763,000	$488,000

Item 6. Exhibits.

Exhibit	Description
3.1.	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1.	Investor Rights Agreement dated July 12, 2006 among FutureFuel Corp., CRT Capital Group LLC and KBC Peel Hunt Ltd (incorporated by reference to Exhibit No. 4.4 to Form 10 filed April 24, 2007)
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

Exhibit	Description
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

10.8.
Revolving Credit Promissory Note dated March 14, 2007 executed by FutureFuel Chemical Company and payable to the order of Regions Bank (incorporated by reference to Exhibit No. 10.11 to Form 10 filed April 24, 2007)

10.9.
Security Agreement -Accounts and Inventory dated March 14, 2007 executed by FutureFuel Chemical Company in favor of Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10 filed April 24, 2007)

10.10.	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)
10.11.	Second Modification Agreement dated March 14, 2010 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 16, 2011)
10.12.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)
10.13.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)
10.14.	Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 16,2011)

Exhibit	Description
10.15.
At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10,2011)

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

Date: August 9, 2011