Form 10-Q
period 2011-09-30
FutureFuel Corp.
filed 2011-11-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
(Address of Principal Executive Offices)

(314) 854-8520
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2011: 41,297,834

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2011, our audited consolidated balance sheet as at December 31, 2010, our unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2011 and September 30, 2010, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and September 30, 2010.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2011 and December 31, 2010
(Dollars in thousands)

	(Unaudited) September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$102,556	$91,057
Accounts receivable, net of allowances of $10	25,766	35,165
Accounts receivable – related parties	81	-
Inventory	43,716	37,372
Income taxes receivable	-	519
Prepaid expenses	413	1,240
Marketable securities	56,270	28,200
Restricted cash and cash equivalents	-	21,086
Other current assets	1,797	1,015
Total current assets	230,599	215,654
Property, plant and equipment, net	138,946	125,007
Intangible assets	9	94
Other assets	2,180	2,401
Total noncurrent assets	141,135	127,502
Total Assets	$371,734	$343,156

Liabilities and Stockholders’ Equity
Accounts payable	$15,505	$14,628
Accounts payable - related parties	246	468
Income taxes payable	4,570	-
Current deferred income tax liability	3,937	4,661
Deferred revenue – short term	1,770	1,758
Short position – marketable debt securities	-	19,295
Accrued expenses and other current liabilities	6,122	3,341
Accrued expenses and other current liabilities - related parties	43	8
Total current liabilities	32,193	44,159
Deferred revenue – long term	30,124	17,118
Contingent liability – long term	2,475	2,289
Other noncurrent liabilities	919	903
Noncurrent deferred income tax liability	28,654	26,364
Total noncurrent liabilities	62,172	46,674
Total Liabilities	94,365	90,833
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,297,834 and 39,978,849 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	4	4
Accumulated other comprehensive income (loss)	(2,491)	525
Additional paid in capital	253,423	237,123
Retained earnings	26,433	14,671
Total stockholders’ equity	277,369	252,323
Total Liabilities and Stockholders’ Equity	$371,734	$343,156

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Revenues	$90,101	$66,093
Revenue – related parties	206	-
Cost of goods sold	66,599	52,457
Cost of goods sold – related parties	848	696
Distribution	770	858
Distribution – related parties	95	206
Gross profit	21,995	11,876
Selling, general and administrative expenses
Compensation expense	826	808
Other expense	762	697
Related party expense	53	35
Research and development expenses	996	800
	2,637	2,340
Income from operations	19,358	9,536
Investment income	955	307
Interest expense	(6)	(8)
Gain (loss) on sale of marketable securities	(240)	67
Other (expense) income	(66)	99
	643	465
Income before income taxes	20,001	10,001
Provision for income taxes	7,268	3,450
Net income	$12,733	$6,551

Earnings per common share
Basic	$0.31	$0.16
Diluted	$0.31	$0.16
Weighted average shares outstanding
Basic	41,297,834	39,934,275
Diluted	41,478,005	40,028,131

Comprehensive Income
Net income	$12,733	$6,551
Other comprehensive income (loss), net of tax of $(2,159) in 2011 and $346 in 2010	(3,449)	564
Comprehensive income	$9,284	$7,115

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Revenues	$216,280	$165,570
Revenues – related parties	3,996	-
Cost of goods sold	168,948	133,411
Cost of goods sold – related parties	6,458	3,058
Distribution	2,118	2,561
Distribution – related parties	329	421
Gross profit	42,423	26,119
Selling, general and administrative expenses
Compensation expense (inclusive of $502 and $- of stock based compensation for the nine months ended September 30, 2011 and 2010, respectively)	2,955	2,270
Other expense	1,452	1,602
Related party expense	172	105
Research and development expenses	2,610	2,586
	7,189	6,563
Income from operations	35,234	19,556
Investment income	2,542	651
Interest expense	(176)	(19)
Gain (loss) on marketable securities	(182)	63
Other (expense) income	(93)	141
	2,091	836
Income before income taxes	37,325	20,392
Provision for income taxes	13,437	7,419
Net income	$23,888	$12,973

Earnings per common share
Basic	$0.59	$0.37
Diluted	$0.59	$0.36
Weighted average shares outstanding
Basic	40,509,810	35,363,531
Diluted	40,687,188	36,207,117

Comprehensive Income
Net income	$23,888	$12,973
Other comprehensive income (loss), net of tax of $(1,887) in 2011 and $382 in 2010	(3,016)	625
Comprehensive income	$20,872	$13,598

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows provided by operating activities
Net income	$23,888	$12,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,351	5,637
Provision for deferred income taxes	3,453	2,889
Change in fair value of derivative instruments and marketable securities	869	488
Losses (gains) on the sale of investments	414	(63)
Losses on disposals of fixed assets	93	143
Stock based compensation	502	-
Noncash interest expense	16	17
Changes in operating assets and liabilities:
Accounts receivable	9,399	(5,091)
Accounts receivable – related parties	(81)	-
Inventory	(6,344)	(4,854)
Income taxes receivable	519	(609)
Prepaid expenses	827	995
Prepaid expenses – related parties	-	23
Accrued interest on marketable securities	(123)	(9)
Other assets	544	324
Accounts payable	877	(1,856)
Accounts payable – related parties	(222)	(346)
Income taxes payable	4,570	-
Accrued expenses and other current liabilities	2,781	2,138
Accrued expenses and other current liabilities – related parties	35	(45)
Deferred revenue	11,743	5,252
Other noncurrent liabilities	-	(497)
Net cash provided by operating activities	60,111	17,509
Cash flows from investing activities
Restricted cash	21,086	-
Collateralization of derivative instruments	(2,162)	(992)
Purchase of marketable securities	(83,350)	(20,199)
Proceeds from the sale of marketable securities	30,979	1,333
Proceeds from the sale of fixed assets	12	2
Capital expenditures	(18,849)	(6,063)
Net cash used in investing activities	(52,284)	(25,919)
Cash flows from financing activities
Proceeds from the issuance of stock	15,798	70,700
Purchase of warrants	-	(1,210)
Payment of dividend	(12,126)	(23,057)
Net cash provided by financing activities	3,672	46,433
Net change in cash and cash equivalents	11,499	38,023
Cash and cash equivalents at beginning of period	91,057	65,512
Cash and cash equivalents at end of period	$102,556	$103,535

Cash paid for interest	$-	$2
Cash paid for taxes	$4,896	$6,605
Non-cash capital expenditures	$1,390	$-

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	September 30, 2011	December 31, 2010
At average cost (approximates current cost)
Finished goods	$10,254	$6,659
Work in process	2,069	1,999
Raw materials and supplies	44,309	36,652
	56,632	45,310
LIFO reserve	(12,916)	(7,938)
Total inventories	$43,716	$37,372

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $1,779 and a loss $1,252 for the three months ended September 30, 2011 and 2010, respectively, and a loss of $14 and a gain of $225 for the nine months ended September 30, 2011 and 2010, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2011		December 31, 2010
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated fixed price future commitments, included in other current assets	(50)	$66	(44)	$(29)
Regulated options, included in other current assets	(225)	$(2,772)	(225)	$(1,620)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,392 and $2,230 at September 30, 2011 and December 31, 2010, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable securities

At September 30, 2011 and December 31, 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  These investments have been classified as current assets in the accompanying consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $60,321, $2,015, $(6,066), and $56,270, respectively, at September 30, 2011.  The amortized cost, unrealized gains, unrealized losses, and fair value of these securities totaled $27,348, $1,056, $(204), and $28,200, respectively, at December 31, 2010.

At December 31, 2010, FutureFuel had a short position in certain marketable debt securities.  No such position existed at September 30, 2011.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have had on other marketable securities FutureFuel purchased.  The securities comprising this position were carried at fair value, with unrealized gains and losses reported as a component of net income.  The amortized cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(19,107), $-, $(188), and $(19,295), respectively, at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086 at December 31, 2010 and was classified as restricted cash and cash equivalents in the consolidated balance sheet.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2011	December 31, 2010
Accrued employee liabilities	$3,680	$1,727
Accrued property, use, and franchise taxes	1,130	1,174
Other	1,355	448
Total	$6,165	$3,349

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

There were no borrowings at September 30, 2011 or December 31, 2010.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

7)           Provision for income taxes

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Provision for income taxes	$7,268	$3,450	$13,437	$7,419
Effective tax rate	36.3%	34.5%	36.0%	36.4%

The effective tax rates for the three and nine months ended September 30, 2011 and 2010 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel had no unrecognized tax benefits at September 30, 2011 or December 31, 2010.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had no accrual for interest or tax penalties at September 30, 2011 or December 31, 2010.

FutureFuel and its subsidiary, FutureFuel Chemical, file tax returns with the Internal Revenue Service and with various state jurisdictions.  FutureFuel was incorporated in 2005 and is subject to U.S., state, and local examinations by taxing authorities from 2008 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$12,733	$6,551	$23,888	$12,973

Weighted average number of common shares outstanding	41,297,834	39,934,275	40,509,810	35,363,531
Effect of warrants	-	61,809	-	814,488
Effect of stock options	180,171	32,047	177,378	29,098
Weighted average diluted number of common shares outstanding	41,478,005	40,028,131	40,687,188	36,207,117

Basic earnings per share	$0.31	$0.16	$0.59	$0.37
Diluted earnings per share	$0.31	$0.16	$0.59	$0.36

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 120,000 and 80,000 for the three and nine months ended September 30, 2011, respectively.  The weighted average number of options excluded on this basis was 280,500 and 282,167 for the three and nine months ended September 30, 2010, respectively.

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

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2011	$85,811	$4,496	$90,307
September 30, 2010	$61,987	$4,106	$66,093

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2011	$210,901	$9,375	$220,276
September 30, 2010	$151,927	$13,643	$165,570

For the three months ended September 30, 2011 and 2010, revenues from Mexico accounted for 4% and 6%, respectively, of total revenues.  For the nine months ended September 30, 2011 and 2010, revenues from Mexico accounted for 4% and 7%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three or nine months ended September 30, 2011 and 2010 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues
Chemicals	$42,184	$47,209	$123,731	$131,066
Biofuels	48,123	18,884	96,545	34,504
Total revenues	$90,307	$66,093	$220,276	$165,570

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Segment gross margins
Chemicals	$13,064	$13,289	$27,907	$31,221
Biofuels	8,931	(1,413)	14,516	(5,102)
Segment gross margins	21,995	11,876	42,423	26,119
Corporate expenses	(2,637)	(2,340)	(7,189)	(6,563)
Income before interest and taxes	19,358	9,536	35,234	19,556
Interest and other income	955	473	2,542	855
Interest and other expense	(312)	(8)	(451)	(19)
Provision for income taxes	(7,268)	(3,450)	(13,437)	(7,419)
Net income	$12,733	$6,551	$23,888	$12,973

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2011 and December 31, 2010.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,706)	$(2,706)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,270	$56,270	$-	$-

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

11)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.  Revenues, expenses, prepaid amounts, and unpaid amounts related to these transactions are captured in the accompanying consolidated financial statements as related party line items.

Related party revenues are the result of sales of biodiesel, petrodiesel, and blends to these related parties.

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, and blends to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services, and income tax and consulting services by FutureFuel from these related parties.

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

           Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent and (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience Corporation.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, ink colorants, adhesion promoters, polymer additives, polymer and specialty dyes, specialty polymers, photographic and imaging chemicals, and food additives).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  In the second quarter of 2011, we received notification from the customer of the bleach activator stating their intention to reduce the quantities of the bleach activator they purchase beginning as soon as possible from the date of such notice.  The amount of such decrease was not stated.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.  The financial impact of any such decline is not known at this time.

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

In 2008, we entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  We invested approximately $10 million in capital expenditures to modify and expand our plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be earned into income over the expected life of the customer relation.  The contract stipulates a price curve based on volumes sold and has an inflationary pricing provision whereby we pass along most inflationary changes in production costs to the customer.  The contract expires in December 2013.

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

We procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2009, we completed a project to increase our production nameplate capacity to 59 million gallons of biodiesel per year through the addition of a new continuous processing line.  We initiated commercial production from this new line in May 2009.  By the end of the second quarter of 2009, daily production volumes from the new processing line were demonstrated at approximately 80% of nameplate capacity.  This production line was designed to produce biodiesel from feedstock with low fatty acids.  We believe we successfully demonstrated our ability to keep this continuous processing line at or near capacity for sustained periods of time as well as our ability to procure and logistically handle large quantities of feedstock with low fatty acids.  However, with the expiration of the $1.00 federal blenders’ credit at the end of 2009, we determined that feedstock with low fatty acids were too costly to consistently produce biodiesel with positive margins.  Accordingly, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  We are currently producing at approximately 50% of our nameplate capacity of 59 million gallons per year in the continuous production line.  We are still in the process of debugging and optimizing the production process to increase the output of the plant.  When economically advantageous, we may also place batch reactors into service to increase our biodiesel production capabilities.  Such reactors are more expensive to operate than the continuous production line and can only produce biodiesel from a limited assortment of feedstocks.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Revenues for the three months ended September 30, 2011 were $90,307,000 as compared to revenues for the three months ended September 30, 2010 of $66,093,000, an increase of 37%.  Revenues from our biofuels segment increased 155% and accounted for 53% of total revenues in 2011 as compared to 29% in 2010.  Revenues from our chemicals segment decreased 11% and accounted for 47% of total revenues in 2011 as compared to 71% in 2010.

Historically, the revenues from the bleach activator and the proprietary herbicide and intermediates together have been the most significant components of our revenue base.  In the three months ended September 30, 2011, these products accounted for 31% of revenues as compared to 47% for the three months ended September 30, 2010.  Revenue from the bleach activator decreased approximately 17% in the third quarter of 2011 as compared to the third quarter of 2010.  We are unable to predict with certainty the revenues we will receive from this product in the future as the customer has stated that they intend to decrease purchases for the remainder of this year and next year and the price for such decreased purchases has not been finalized between us and our customer.  Further, the future volumes of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  With respect to the proprietary herbicide and intermediates, revenues increased approximately 6% in the third quarter of 2011 as compared to the third quarter of 2010.  Expectations are that the demand for the herbicide will remain strong in the foreseeable future.

Revenues from other custom chemical products decreased approximately 29% in the third quarter of 2011 as compared to the third quarter of 2010.  This decrease was almost entirely due to production ceasing on one product which we campaigned for a customer in 2010.  This first campaign ended in the first quarter of 2011.  A second campaign for this same customer was started in October 2011.  Revenues from proprietary chemicals increased approximately 13% in the three months ended September 30, 2011 compared to the three months ended September 30, 2010.  This increase was due to sales of new performance chemicals, including crude glycerin, and increased sales of SSIPA.

Revenues from biofuels increased from $18,884,000 in the third quarter of 2010 to $48,123,000 in the third quarter of 2011, an increase of 155%.  The reinstatement of the $1.00 per gallon federal blender’s credit in December 2010 along with the government mandated renewable fuel standard combined to improve the economics of biodiesel, and demand and production increased in 2011 relative to 2010.  However, no assurances can be given that the blender’s credit will be extended past the end of this year or that the government mandated renewable fuel standard will not be repealed or phased out.  Additionally, we continued to develop our regional fuel distribution business.  However, a substantial portion of our biodiesel sold in the third quarter of 2011 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized.

Cost of Goods Sold and Distribution

Cost of goods sold and distribution for the three months ended September 30, 2011 totaled $68,312,000.  This represented an increase of 26% over the third quarter of 2010.

Cost of goods sold and distribution for the three months ended September 30, 2011 for our chemicals segment were $29,120,000 as compared to cost of goods sold and distribution for the three months ended September 30, 2010 of $33,920,000, a decrease of 14%.  On a percentage basis, the 14% decrease in cost of goods sold and distribution was slightly more than the 11% decrease in chemicals segment revenues.  This difference is attributable to differences in product mix from 2010 to 2011 and from the increase in biofuel related sales, which causes a higher percentage of our fixed costs to be allocated to the biofuels segment.  These items are partially offset by expenses we were unable to pass along to customers.

Cost of goods sold and distribution for the third quarter of 2011 for our biofuels segment totaled $39,192,000 as compared to cost of goods sold and distribution for the third quarter of 2010 of $20,297,000, an increase of 93%.  On a percentage basis, cost of goods sold and distribution increased 93% versus an increase in revenues of 155%.  This difference is largely attributable to our receipt of approximately $1,900,000 awarded to us under the USDA Section 9005 – Advanced Biofuel Producers program in the third quarter of 2011.  This award totaled $100,000 for the comparable period in the prior year.  Based on the characteristics of the award, we recognize the income from it in the period funding is received.  Additionally, the $1.00 per gallon federal blender’s credit existed in the third quarter of 2011 and it did not exist in the third quarter of 2010.  The existence of this credit is a significant factor in the profitability of biodiesel production.  Both the USDA Section 9005 – Advanced Biofuel Producers grant and the $1 per gallon federal blender's credit are recorded as a reduction to our cost of goods sold and distribution expenses in our consolidated statement of operations and comprehensive income.  We continue to acquire feedstock and produce biodiesel as this credit is effective through December 31, 2011.  If the credit is not extended beyond the end of this year, our biofuels segment could be materially and adversely affected.

Operating Expenses

Operating expenses increased 13% from $2,340,000 for the three months ended September 30, 2010 to $2,637,000 in the three months ended September 30, 2011, an increase of $297,000.  This increase is primarily attributable to an increase in our research and development expenses.

Provision for Income Taxes

The effective tax rates for the three months ended September 30, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $397,000 at September 30, 2011 and $277,000 at December 31, 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenues for the nine months ended September 30, 2011 were $220,276,000 as compared to revenues for the nine months ended September 30, 2010 of $165,570,000, an increase of 33%.  Revenues from our biofuels segment increased 180% and accounted for 44% of total revenues in 2011 as compared to 21% in 2010.  Revenues from our chemicals segment decreased 6% and accounted for 56% of total revenues in 2011 as compared to 79% in 2010.

Historically, the revenues from the bleach activator and the proprietary herbicide and intermediates together have been the most significant components of our revenue base.  In the nine months ended September 30, 2011, these products accounted for 36% of revenues as compared to 52% for the nine months ended September 30, 2010.  Revenue from the bleach activator decreased approximately 18% in the first three quarters of 2011 as compared to the first three quarters of 2010.  We are unable to predict with certainty the revenues we will receive from this product in the future as the customer has stated that they intend to decrease purchases for the remainder of this year and next year and the price for such decreased purchases has not been finalized between us and our customer.  Further, the future volumes of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  With respect to the proprietary herbicide and intermediates, revenues increased approximately 13% in the first three quarters of 2011 as compared to the first three quarters of 2010.  Expectations are that the demand for the herbicide will remain strong in the foreseeable future.

Revenues from other custom chemical products decreased approximately 22% in the first three quarters of 2011 as compared to the first three quarters of 2010.  While increases and decreases in the sales activities of several products contributed to this fluctuation, the decrease was mostly due to production ceasing on one product which we campaigned for a customer in 2010.  This first campaign ended in the first quarter of 2011.  A second campaign for this same customer was started in October 2011.  Revenues from proprietary chemicals increased approximately 24% in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 due to sales of new performance chemicals, including crude glycerin, and increased sales of  existing performance chemicals, most notably SSIPA.

Revenues from biofuels increased from $34,504,000 in the first three quarters of 2010 to $96,545,000 in the first three quarters of 2011, an increase of 180%.  The reinstatement of the $1.00 per gallon federal blender’s credit in December 2010 along with the government mandated renewable fuel standard combined to improve the economics of biodiesel, and demand and production increased in 2011 relative to 2010.  However, no assurances can be given that the blender’s credit will be extended past the end of this year or that the government mandated renewable fuel standard will not be repealed or phased out.  Additionally, we continued to develop our regional fuel distribution business.  However, a substantial portion of our biodiesel sold in the first three quarters of 2011 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold.

Cost of Goods Sold and Distribution

Cost of goods sold and distribution for the nine months ended September 30, 2011 totaled $177,853,000.  This represented an increase of 28% over the nine months ended September 30, 2010.

Cost of goods sold and distribution for the nine months ended September 30, 2011 for our chemicals segment were $95,824,000 as compared to cost of goods sold and distribution for the nine months ended September 30, 2010 of $99,845,000, a decrease of 4%.  On a percentage basis, the 4% decrease in cost of goods sold and distribution was slightly less than the 6% decrease in chemicals segment revenues.  This difference is attributable to differences in product mix from 2010 to 2011 and from the increase in biofuel related sales, which causes a higher percentage of our fixed costs to be allocated to the biofuels segment.  These items are partially offset by expenses we were unable to pass along to customers.

Cost of goods sold and distribution for the first three quarters of 2011 for our biofuels segment totaled $82,029,000 as compared to cost of goods sold and distribution for the first three quarters of 2010 of $39,606,000, an increase of 107%.  On a percentage basis, cost of goods sold and distribution increased 107% versus an increase in revenues of 180%.  This difference is largely attributable to our receipt of approximately $1,900,000 awarded to us under the USDA Section 9005 – Advanced Biofuel Producers program in the third quarter of 2011.  This award totaled $100,000 for the comparable period in the prior year.  Based on the characteristics of the award, we recognize the income from it in the period funding is received.  Additionally, the $1.00 per gallon federal blender’s credit existed in the third quarter of 2011 and it did not exist in the third quarter of 2010.  The existence of this credit is a significant factor in the profitability of biodiesel production.  Both the USDA Section 9005 – Advanced Biofuel Producers grant and the $1 per gallon federal blender's credit are recorded as a reduction to our cost of goods sold and distribution expenses in our consolidated statement of operations and comprehensive income.  We continue to acquire feedstock and produce biodiesel as this credit is effective through December 31, 2011.  If the credit is not extended beyond the end of this year, our biofuels segment could be materially and adversely affected.

Operating Expenses

Operating expenses increased 10% from $6,563,000 for the nine months ended September 30, 2010 to $7,189,000 in the nine months ended September 30, 2011, an increase of $626,000.  This increase is primarily attributable to the increase in compensation expense, which increased from $2,270,000 in the first three quarters of 2010 to $2,955,000 in the first three quarters of 2011.  This increase in compensation expense was primarily the result of $502,000 in expense being recognized in the first three quarters of 2011 for stock option compensation expense.  Options for 120,000 shares of stock were granted in the second quarter of 2011.  No such options were granted in the first three quarters of 2010.

Provision for Income Taxes

The effective tax rates for the nine months ended September 30, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $397,000 at September 30, 2011 and $277,000 at December 31, 2010.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for four specialty chemical customers in the nine months ended September 30, 2011 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $15,305,000 and $14,948,000 for the three months ended September 30, 2011 and 2010, respectively, and $47,201,000 and $41,412,000 for the nine months ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2011 and 2010 are set forth in the following chart.

(Dollars in thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net cash provided by operating activities	$60,111	$17,509
Net cash (used in) investing activities	$(52,284)	$(25,919)
Net cash provided by financing activities	$3,672	$46,433

Operating Activities

Cash provided by operating activities increased from $17,509,000 during the first nine months of 2010 to $60,111,000 during the first nine months of 2011, an increase of $42,602,000.  This increase was largely due to changes in accounts receivable, accounts payable, income taxes payable, deferred revenues and net income.  Partially offsetting the positive impact in cash provided by operating activities for these items was an increase in inventory.  In the first nine months of 2010, accounts receivable reduced cash provided by operating activities by $5,091,000, and in 2011 increased cash provided by operating activities by $9,318,000.  This increase was primarily attributable to the collection of the $1.00 per gallon federal blender’s credit, which was booked as an account receivable at December 31, 2010 and collected in the first quarter of 2011.  The effect of this collection has been partially offset by higher accounts receivable balances from biodiesel customers, which resulted from our increased biodiesel sales activity.  In the first nine months of 2010, accounts payable used $2,202,000 of cash from operations.  In the first nine months of 2011, accounts payable provided $655,000.  This increase in cash provided to operating activities is largely due to timing differences related to the receipt and payment of inventory and the timing of payment for capital expenditures.  In the first nine months of 2010, income taxes payable did not affect cash provided by operating activities and income taxes receivable reduced cash provided by operating activities by $609,000.  In the first nine months of 2011, income taxes payable increased cash provided by operating activities by $4,570,000 and income taxes receivable increased cash provided by operating activities by $519,000.  This increase was largely due to timing associated with our income tax payments.  Additionally, as our net income has increased, the amount of these tax payments has increased.  In the first nine months of 2011, deferred revenue contributed $11,743,000 to cash provided by operating activities.  In the first nine months of 2010, it contributed $5,252,000.  This change is a result of progress made on capital projects we have undertaken on behalf of certain of our customers.  Lastly, $10,915,000 of the increase in cash provided by operating activities is due to the increase in net income in the first three quarters of 2011 as compared to net income in the first three quarter of 2010.

Investing Activities

Cash used in investing activities increased from $25,919,000 in the nine months ended September 30, 2010 to $52,284,000 in the nine months ended September 30, 2011.  This increase is primarily attributable to a reduction in restricted cash, a net increase in the purchases of marketable securities, and an increase in capital expenditures.  In the first nine months of 2011, our restricted cash balances decreased by $21,086,000.  This reduction resulted from our short sale position in U.S. Treasuries having been closed.  When this happened, the cash which was previously held in a restricted margin account was returned to us.  In the first nine months of 2011, we purchased a net $52,371,000 of marketable securities.  Such purchases totaled a net $18,866,000 in the first nine months of 2010.  Lastly, capital expenditures for the first nine months of 2011 totaled $18,849,000 compared to $6,063,000 in the first nine months of 2010.  This increase in capital expenditures is primarily the result of us undertaking certain capital projects on behalf of certain customers, a large portion of which is reimbursed by certain of our customers and through grants.  These reimbursements are summarized in the following table.

(Dollars in thousands)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Capital expenditures	$18,849	$6,063
Cash received as reimbursement of capital expenditures	(10,807)	(1,609)
Net cash paid for capital expenditures	$8,042	$4,454

Financing Activities

Cash provided by financing activities decreased from $46,433,000 in the first nine months of 2010 to $3,672,000 in the first nine months of 2011.  This decrease was primarily attributable to the difference in proceeds from equity issuances in the two periods.  In the first nine months of 2010, $70,700,000 of cash was received as a result of certain warrant holders exercising their warrants to acquire our common stock, which was partially offset by $1,210,000 used to purchase and cancel certain other outstanding warrants.  In the first nine months of 2011, $15,798,000 was received primarily as a result of the at-the-market offering of our common stock which commenced on June 3, 2011, as discussed below.  Additionally in the first nine months of 2011, we paid dividends of $12,126,000; in the first nine months of 2010 such activities totaled $23,057,000.

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

We did not make any sales of our common stock through this at-the-market offering during the third quarter of 2011.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at September 30, 2011 or December 31, 2010.

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

On April 5, 2011, we declared normal quarterly cash dividends of $0.10 per share on our common stock for the remainder of 2011, with record dates of June 1, 2011, September 1, 2011, and December 1, 2011, and payment dates of June 14, 2011, September 15, 2011, and December 15, 2011.  The regular cash dividends for June 2011 amounted to approximately $3,998,000 and for September 2011 amounted to approximately $4,130,000.

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

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In the first three quarters of 2011 and 2010, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued interest, totaled $56,270,000 and $28,200,000 at September 30, 2011 and December 31, 2010, respectively.

At December 31, 2010, we also had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  The securities comprising this position are carried at fair value, with unrealized gains and losses reported as a component of net income.  We realized losses of $170,000 on these securities in the first three quarters of 2011.  No such losses were recognized in the first nine months of 2010.  This position was closed in the first half of 2011 and no short position in these marketable debt securities was present at September 30, 2011.  The fair value of these securities totaled $(19,295,000) at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2011 and December 31, 2010.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are not recognized in earnings and were not recorded on our balance sheet at September 30, 2011 or December 31, 2010 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

From time to time we may enter into forward sales commitments related to our generation of renewable identification numbers, or RINs.  At the time these commitments are made, we may or may not have these RINs in our possession, but expect to generate them in the ordinary course of our biodiesel business.  These commitments are not reflected on our consolidated balance sheet.  If we are unable to generate enough RINs to meet these obligations, we may be forced to purchase replacement RINs from other parties.  Such activity may result in us purchasing RINs at a higher price than we have agreed to sell them for.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three quarters of 2011 or 2010.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of September 30, 2011 and December 31, 2010, the fair values of our derivative instruments were a net liability in the amount of $2,706,000 and $1,649,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2011.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit:

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	115,479,865	LB	10%	$5,012	11.8%
Ultra low sulphur diesel	3,452,036	GAL	10%	$998	2.4%
Electricity	72,737	MWH	10%	$413	1.0%

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2011.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2011 or December 31, 2010 and, as such, were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

At December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on our other marketable securities.  The fair value of these securities totaled $(19,295,000) at December 31, 2010.  We maintained a margin account to collateralize these marketable debt securities.  This margin account maintained a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet included herein.  We were obligated to purchase these securities at a future date.  To the extent that these marketable debt securities appreciated in value, we were exposed to off-balance sheet risks.  These securities were repurchased in the first six months of 2011 and this position did not exist at September 30, 2011.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2011 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

We did not make any sales of our common stock through this at-the-market offering during the third quarter of 2011.

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
10.14.
Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 16,2011)

10.15
At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10,2011)

11.	Statement re Computation of per Share Earnings
21	Subsidiaries
31(i).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(ii).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

Exhibit	Description
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Date:  November 9, 2011