Form 10-K
period 2011-12-31
FutureFuel Corp.
filed 2012-03-15
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011 or
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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  √

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer √
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes    No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $171,337,015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 41,319,057

RDGPreambleEnd

PART I

Item 1. Business.

General Development of the Business

The Company

FutureFuel Corp. (sometimes referred to as the “Company” or “we” or “us” or “our” and includes our wholly-owned subsidiaries) is a Delaware corporation incorporated on August 12, 2005 under the name “Viceroy Acquisition Corporation”.  We were formed to serve as a vehicle for the acquisition of one or more operating businesses in the oil and gas industry.  On July 12, 2006, we completed our initial public offering.  On July 21, 2006, we entered into an acquisition agreement with Eastman Chemical Company to acquire its wholly-owned subsidiary, Eastman SE, Inc., a chemical manufacturer which had just launched a biobased products platform.  Our shareholders approved the acquisition of Eastman SE, Inc. on October 27, 2006 and, on October 31, 2006, the acquisition of Eastman SE, Inc. was consummated and Eastman SE, Inc. became our wholly-owned subsidiary.  In connection with such closing, we changed our name to FutureFuel Corp. and Eastman SE, Inc. changed its name to FutureFuel Chemical Company.

Prior to 2011, our shares of common stock were quoted on the Over-the-Counter Bulletin Board (or OTC Bulletin Board).  The OTC Bulletin Board is an electronic trading service offered by the National Association of Security Dealers that shows real-time quotes, last sale prices, and volume information for over-the-counter equity securities.  On March 8, 2011, the New York Stock Exchange (or NYSE) approved the listing of our common stock for trading on the exchange.  Trading of our common stock on the NYSE commenced on March 23, 2011 under the symbol “FF”, and our common stock ceased to be quoted on the OTC Bulletin Board at that time.

On February 10, 2011, we filed with the United States Securities and Exchange Commission (or SEC) a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, we commenced an “At-the-Market” offering under which we may from time to time over the succeeding three years sell up to 3 million shares of our common stock.  During 2011, we issued 1,313,985 shares of our common stock pursuant to this At-the-Market offering.

On February 7, 2011, we declared a special cash dividend of $0.10 per share on our common stock.  On April 5, 2011, we declared normal quarterly cash dividends of $0.10 per share for the remainder of 2011.  On November 18, 2011, we declared normal quarterly cash dividends of $0.10 per share on our common stock for the calendar year 2012.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment.  It has approximately 500 full-time employees.  FutureFuel Chemical Company manufactures diversified chemical products, biobased products comprised of biofuels, and biobased specialty chemical products.

In 2011, demand for our existing product lines in our chemical segment generally faced negative economic pressures.  So far, 2012 has seen a continuance of these economic pressures.  Notwithstanding that, we continue to focus on building and maintaining our reputation as a technology-driven competitive chemical producer.  Further, we retain a strong emphasis on cost control and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities that exist as a result of conditions in the worldwide chemical industry.

With respect to our biofuels segment, in 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity of approximately 35 million gallons of biodiesel per year.  Additional debottlenecking has increased annualized production to in excess of 45 million gallons per year.  However, there continues to be uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) whether or not government mandates remain in effect.  See the discussion below, including “Risk Factors” beginning at page 17 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2011, December 31, 2010, and December 31, 2009.  The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2011, 2010, and 2009; (ii) our consolidated net income for the years ended December 31, 2011, 2010, and 2009; and (iii) our total assets at December 31, 2011, 2010, and 2009.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2011	$309,885	$34,509	$385,244
Year ended December 31, 2010	$219,183	$23,094	$343,156
Year ended December 31, 2009	$196,711	$16,992	$246,007

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (or GAAP): chemicals and biofuels.  We are not able to allocate net income and total assets between these two business segments.  However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2011	$168,237	$141,648	$309,885	$42,685	$19,070	$61,755
Year ended December 31, 2010	$178,280	$40,903	$219,183	$41,433	$(149)	$41,284
Year ended December 31, 2009	$143,759	$52,952	$196,711	$33,007	$1,430	$34,437

See note 21 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross margins to arrive at net income.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105.  Our telephone number is (805) 565-9800.  FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680.  Its telephone number at such office is (870) 698-3000.

The Company

We completed our initial public offering on July 12, 2006 and acquired FutureFuel Chemical Company on October 31, 2006.  On July 11, 2008, our common stock began to be quoted on the OTC Bulletin Board under the symbol “FTFL”.  On March 8, 2011, the NYSE approved the listing of our common stock for trading on the exchange.  Trading of our common stock on the NYSE commenced on March 23, 2011 under the symbol “FF”, and our common stock ceased to be quoted on the OTC Bulletin Board at that time.

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment.  Land and support infrastructure are available to support expansion and business growth.  In November 2011, we acquired a warehouse in Batesville, Arkansas approximately 8 miles from our plant.

For the year ended December 31, 2011, approximately 50% of our revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 4% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 46% from biofuels.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Our custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide and intermediates for a major life sciences company, chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company, and a biocide intermediate for another major diversified chemical company.  In 2012, we will be selling commercial quantities of an intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries to a major petrochemical company as a custom manufacturing product.  Our performance chemicals product portfolio includes polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications.

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

Biofuels Business Segment

Overview of the Segment

Our biofuels segment was established in early 2005 as an initiative of the then site management team to leverage their plant’s technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities outside of their legacy specialty chemicals business.

Biofuel Products

Our biofuels business segment primarily produces and sells biodiesel.  In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added.  Our biofuels segment also includes the operation of a granary in central Arkansas that we acquired in March 2009.  Finally, we are a shipper of refined petroleum products on a common carrier pipeline and, from time-to-time, we buy and sell petroleum products to maintain our active shipper status on this pipeline.

Biodiesel is a renewable energy consisting of mono-alkyl esters of fatty acids.  The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks.  Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referred to as B5) to 20% (commonly referred to as B20) by volume).  A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance.  As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act and, in 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy (which allows federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements simply by buying biodiesel and burning it in new or existing diesel vehicles in at least a B20 blend).  Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content and lower particulate matter and greenhouse gas emissions).  See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Robert L. McCormick, Teresa Alleman, Aaron Williams, Yoshio Coy, Andrew Hudgins, and Wendy Dafoe, October 2009 and Pew Center on Global Climate Change, http://www.pewclimate.org/technology/factsheet/biodiesel (sometimes we refer to this as the “Pew Center”).

Biodiesel commercialization was achieved at our Batesville plant in October 2005.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize the broadest possible range of feedstock oils, including soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow.  Our Batesville plant produces biodiesel, which is sometimes referred to as B100.  A blend is currently used in the facility’s diesel fleet and is available for retail sale at the site.  In 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10, and B20 blends), and petrodiesel at our leased storage facility in Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

Biodiesel Production/Capacity

Biodiesel can be made from renewable sources such as: (i) crude and refined virgin vegetable oils; (ii) crude and refined animal fats; and (iii) used cooking oils and trap grease.  In general, the choice of feedstock to be used in producing biodiesel is determined primarily by the price and availability of each feedstock variety, the yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility.  In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock used.  See Pew Center.

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its relatively low price.  See Pew Center.  However, since January 2006, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands.  As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as used vegetable oil, tallow, and algae.  See http://www.emerging-markets.com/biodiesel/default.asp.  Accordingly, we redesigned our continuous line to produce biodiesel from these second-generation lower-cost feedstocks with high fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual rate to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.

Legislative Incentives

The acceptance of biodiesel in the United States in the latter part of the 20th Century and continuing into this Century has been driven to a great degree by legislative initiatives at both the federal and state levels.  Those legislative initiatives are discussed in greater detail below.

Federal Mandate

The largest incentive at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (or the 2005 Act).  The 2005 Act included a number of provisions intended to spur the production and use of biodiesel.  In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the renewable fuels standard or RFS) to be included in the nationwide gasoline and diesel pool.  More specifically, the RFS required a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool.  The volume increased each year, from 4 billion gallons per year in 2006 to 7.5 billion gallons per year in 2012.  The 2005 Act required the Environmental Protection Agency (or USEPA), beginning in 2006, to publish “renewable fuel obligations” that will be applicable to refiners, blenders, and importers in the contiguous 48 states.  The renewable fuel obligations were required to be expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consisted of a single applicable percentage that applied to all categories of refiners, blenders, and importers.  The renewable fuel obligations were to be based on estimates that the Energy Information Association provided to the USEPA on the volumes of gasoline it expected would be sold or introduced into commerce.  The USEPA released the final rules to implement the RFS on April 10, 2007.  Under those rules, the RFS compliance period did not begin until September 1, 2007.  The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010.  However, no differentiation was made among the various types of renewable fuels (such as biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (or the 2007 Act) was enacted which, among other things, expanded the RFS (the RFS2).  Prior to the enactment of the 2007 Act, the RFS requirement of the 2005 Act had mostly been filled by ethanol.  In contrast to the 2005 Act, this bill provided a renewable fuel standard carve-out applicable specifically to biodiesel.  Beginning January 1, 2009, the 2007 Act mandated that 500 million gallons of biomass-based diesel (biodiesel) be used per year.  On November 21, 2008, the USEPA announced that the 2009 RFS2 for refiners, importers, and blenders was 10.21%, which represented 11.1 billion gallons of total renewable fuel and included 500 million gallons of biodiesel.  The biodiesel mandate under the 2007 Act increased each year and reached 1 billion gallons per year in 2012.  Beyond 2012, the mandate is to be determined by the USEPA in coordination with the secretaries of energy and agriculture, but with a minimum of that mandated in 2012, thus a 1 billion gallons per year floor.  The USEPA finalized the 2010 and 2011 RFS2 biodiesel volumes at 650 million and 800 million gallons, respectively.

The following table shows the RFS/RFS2 requirements for the period 2006 through 2022, inclusive, for biomass-based diesel (biodiesel), cellulosic biofuel, total advanced biofuel, and total renewable fuel (including ethanol).

(Gallons in billions)

	Advanced Biofuel
Year	Biomass-Based Diesel (biodiesel)	Cellulosic Biofuel	Total Advanced Biofuel	Total Renewable Fuel
2006	n/a	n/a	n/a	4.00
2007	n/a	n/a	n/a	4.70
2008	n/a	n/a	n/a	9.00
2009	0.50	n/a	0.60	11.10
2010	0.65	0.10	0.95	12.95
2011	0.80	0.25	1.35	13.95
2012	1.00	0.50	2.00	15.20
2013	1.00	1.00	2.75	16.55
2014	1.00	1.75	3.75	18.15
2015	1.00	3.00	5.50	20.50
2016	1.00	4.25	7.25	22.25
2017	1.00	5.50	9.00	24.00
2018	1.00	7.00	11.00	26.00
2019	1.00	8.50	13.00	28.00
2020	1.00	10.50	15.00	30.00
2021	1.00	13.50	18.00	33.00
2022	1.00	16.00	21.00	36.00

Source: www.epa.gov/OMS/renewablefuels/rfs2-4standards.pdf

The actual biodiesel production in the United States for the years 2005 through 2011, compared to the federal mandate, are shown in the following chart.

Biodiesel Production Source: 2005 thru 2010 is reported by the National Biodiesel Board; 2011 is reported by the USEPA at www.epa.gov/otaq/fuels/rfsdata/2011emts.htm

Biodiesel production in 2009 and 2011 exceeded the federal mandate for those years, whereas 2010 production was less than 50% of the 2010 mandate.  We do not have an estimate of biodiesel production in 2012, although the RFS2 mandate will be at least 1 billion gallons for that year.

Other Federal Incentives

Agencies of the United States government, including the Department of Energy, the USEPA, the Internal Revenue Service, the Department of Agriculture, and the Department of Transportation, offer biodiesel incentives in addition to the mandate discussed above.  Some of these federal governmental incentives do not directly reduce the net cost of producing or blending biodiesel but do drive the demand for biodiesel.  For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the USEPA will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.

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

The 2005 Act also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.  Our 2011 biodiesel production capacity did not exceed 60 million gallons and we qualified for this credit.  This credit expired at December 31, 2011 and will not be available in 2012.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies.  For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems.  We were the recipient of a portion of these grants.  See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Department of Energy Grant” beginning at page 33 below.

The federal government also offers other programs that benefit our biofuels segment, such as the alternative fuel infrastructure credit, the clean school bus program, and the national clean diesel program.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals.  We applied for, and received, the credit for time intervals through June 30, 2009.  No funding was available for this program in 2010 or 2011.  However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide either user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives.  As we expand our business outside of Arkansas, we will evaluate these additional state incentives to determine if we qualify for them.

Summary

We will continue to identify and pursue other legislative incentives to support our business.  However, no assurances can be given that we will qualify for any such incentives or, if we do qualify, what the amount of such incentives will be or whether such incentives will continue to be available.

Quality

For quality specification purposes, and to qualify for the mandate, biodiesel must meet the requirements of ASTM D6751.  This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware.  See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Robert L. McCormick, Teresa Alleman, Aaron Williams, Yoshio Coy, Andrew Hudgins, and Wendy Dafoe, October 2009.  All biodiesel manufactured at our Batesville plant is tested in on-site quality control laboratories and confirmed to meet and usually exceed the ASTM D6751 standard.  The ability of our biodiesel to meet stricter specifications than the industry standards enables us to sell to a broader customer base than our competitors who do not meet those stricter requirements.

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor components and impurities.  The unreacted or partially reacted oils and fats are called glycerides.  In rare instances the glycerides and other minor components and impurities can clog engine filters.  To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel.  Grade No. 2 is essentially the specifications in effect before the amendment.  Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and in theory would be used where the No. 2 biodiesel does not operate down to its cloud point.  Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate.  All biodiesel made in our continuous process meets the specifications for No. 1 biodiesel.  However, the effect on the market for biodiesel resulting from the existence of two grades in unknown at this time.

In response to early product quality inconsistencies, the U.S. biodiesel industry created the BQ-9000 program.  This program is run by the National Biodiesel Accreditation Committee, which is a cooperative and voluntary program for the accreditation of biodiesel producers and marketers.  The program is a quality systems program that includes storage, sampling, testing, blending, shipping, distribution, and fuel management practices.  Since the creation and adoption of the BQ-9000 program, the quality of biodiesel in the U.S. market has improved greatly.  Our plant is operated as a BQ-9000 accredited production facility.

The ISO 9000 family of standards represents an international consensus on good quality management practices.  It consists of standards and guidelines relating to quality management systems and related supporting standards.  ISO 9001 is the standard that provides a set of standardized requirements for a quality management system, regardless of what the user organization does, its size, or whether it is in the private or public sector.  It is the only international standard against which organizations can be certified, although certification is not a compulsory requirement of the standard.  Our plant is an ISO 9001 accredited production facility.

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers.  Renewable Identification Numbers (or RINs) are the mechanism for insuring that the prescribed levels of blending are reached.  As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to assign a series of numbers (i.e., a RIN) to their product.  Assignment is made according to guidelines established by the USEPA.  Currently, 1½ RINs are assigned for each gallon of biodiesel produced.  When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred.  The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended.  The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period.  However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuel.

We create RINs with our biodiesel.  Those RINs may be separated from the biodiesel at the time, if any, that we blend the biodiesel with petrodiesel.  If we sell the unblended biodiesel, the RIN goes with the biodiesel.  If we blend the biodiesel, we then sell the RINs with our blended biodiesel or we sell them separate from the biodiesel, dependent upon whether there is a market for the separated RINs and the prices at which they can be sold.  In July 2010 when the RFS2 became effective, biodiesel RINs began trading through market makers.  However, please note that no assurances can be given that a separate market for RINs will be sustained or, if sustained, the price for which biodiesel RINs can be sold.

Loss of the Blenders Credit

Congress passed a biodiesel tax incentive, structured as a federal excise tax credit (also known as the blenders credit), as part of the American Jobs Creation Act of 2004.  The blenders credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit.  The tax incentive generally was taken by petroleum distributors and was substantially passed on to the consumer.  The blenders credit was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The blenders credit was scheduled to expire at the end of 2006, but was extended by the 2005 Act to the end of 2008.  The Emergency Economic Stabilization Act of 2008 extended the blenders credit through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.  The blenders credit again expired on December 31, 2009.  However, in December 2010, the blenders credit was reinstated by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010, retroactive to January 1, 2010 and effective through December 31, 2011.  The blenders credit finally expired on December 31, 2011 and was not extended, nor do we anticipate that Congress will again reinstate the credit.

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced.  See http://www.benchmarkenergy.net/market.html.  The RFS2 2012 mandate will result in excess of 100 million gallons of glycerin being produced by the biodiesel industry in 2012.  As a result of this influx of glycerin from biodiesel production, U.S. glycerin markets have been and will be significantly affected.  The crude glycerin generated from biodiesel production is impure and of little economic value.  See http://www.extension.org/pages/29264/new-uses-for-crude-glycerin-from-biodiesel-production.  Biodiesel producers generally sell their crude glycerin to large refineries for upgrading.  However, because of the influx of crude glycerin into the market from biodiesel producers, such producers are receiving only a few cents per pound for this byproduct.  Crude glycerin can be refined into a pure form and then used in the specialty chemical, food, pharmaceutical, and/or cosmetic industries.  However, because the food, pharmaceutical, and cosmetic industries require USP grade glycerin, most biodiesel producers must seek alternative methods for its disposal.  Production of a technical grade of glycerin suitable for specialty chemical applications is less expensive than production of the USP grade required for food, pharmaceutical, and cosmetic applications.  Production of a technical grade of glycerin is a potential alternative to the costly disposal of crude glycerin or the relatively expensive purification to a USP grade glycerin.

Until the middle of 2011, we primarily utilized the crude glycerin generated in our biodiesel production as a waste fuel to provide a portion of the thermal energy required to operate our plant.  Process wastewater streams containing low concentrations of glycerin were and continue to be disposed of in our wastewater treatment facilities.  In mid-2011, we added the capability to partially clean the glycerin (i.e., remove methanol) to make the glycerin suitable for use in animal feed rations and began selling methanol free crude glycerin for use in various industrial markets  mid-2011.  Glycerin which is not cleaned up continues to be burned as waste fuel or is disposed of in our wastewater treatment facility.

In 2012, we expect that the rate of methanol recovery from our glycerin will increase, thereby reducing the quantities of crude glycerin burned as waste fuel or treated in our wastewater treatment facilities.  We also plan to produce a technical grade glycerin that will have specialty chemical applications, although no assurances can be given that we will be successful in that endeavor.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of December 21, 2011, there were 190 biodiesel plants in existence in the United States.  These plants had a combined annual nameplate production capacity of 2.881 billion gallons.  An additional 14 plants were under construction with a combined nameplate production capacity of 402.5 million gallons, for a total built-out capacity of 3.284 billion gallons.  See www.biodieselmagazine.com/articles/8241/2012-data-shows-us-capacity-at-2-881-billion.  This is more than three times the total biodiesel production in 2011 and more than three times the federal mandate for 2012.

The majority of this nameplate production capacity was built to use higher cost crude vegetable oil, usually soybean oil, as its only feedstock.  We believe many of these biodiesel plants were constructed in haste and were either poorly built, built with deficient technology, built in an area with poor logistics, or a combination of the foregoing.  These factors, plus the contraction of the biodiesel industry in 2009 and 2010, caused many of these biodiesel plants to fail.  Many of the biodiesel plants that shut down production prior to 2011 may experience difficulty in restarting production due to insufficient working capital, poor logistics that make them less competitive, and a limited ability to run lower cost feedstocks without significant capital improvements.  As such, we do not believe that stated nameplate capacity of all of the biodiesel plants as set forth above is the practical production capacity in the United States, but rather we believe the practical production capacity is substantially less than the stated nameplate capacity.  However, we do not know the amount of the actual practical biodiesel production capacity in the United States.

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used.  Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes  such as the farming, residential/commercial heating oil, and power generation markets.

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

For the twelve months ended December 31, 2011, one of our customers represented approximately 46% of our biofuels revenues (21% of total revenues) with the remaining biofuels revenues (25% of total revenues) spread across a large number of customers.  We do not have a contract with this customer, but rather sell on the basis of monthly purchase orders placed with us by this customer at prices based upon then-prevailing market rates.  We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers in that current customer demand for our biodiesel exceeds our production capacity; and (iii) the prices we receive from this customer are based upon then-market rates.

Competition

We compete with other producers of biodiesel, both locally, regionally, and nationally.  The largest producers of biodiesel in the United States in 2011 were Renewable Energy Group, Inc., Archer Daniels Midland Company, Louis Dreyfus Commodities, and AG Processing, Inc.  There were numerous other smaller producers.  There are four biodiesel plants in the state of Arkansas, but only our plant is currently operating.  There are several operating facilities in surrounding states and announced biodiesel production facilities in surrounding states.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel.  For example, biotech company LS9 Inc. announced that it is producing renewable diesel fuel from E. coli excrement.  See http://www.prweb.com/releases/2010/07/prweb4324034.htm.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the conversion of natural oils and wastes to green diesel, and for producing renewable jet fuel from alcohols found in natural feedstocks.  See http://www.kctv5.com/story/16163806/honeywells-uop-receives-contract-to-demonstrate-technology-for-conversion-of-alcohol-to-aviation-biofuel.  We cannot give any assurances that renewable diesel fuel, green diesel, or some other product produced by these competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base which includes crude corn oil producers and pork, chicken, and beef rendering facilities from both national and regional suppliers.  Crude corn oil has been sourced from several national and regional producers.  Cottonseed oil has been sourced from a regional cooperative.  All feedstocks are currently supplied by either rail or truck.  We believe that an adequate supply of feedstocks can be sourced to support our anticipated production.

We sell biodiesel from our plant site as well as ship it to liquid bulk storage facilities for further distribution.  Sales from our plant site are made by railcar and tank truck.  Biodiesel is being delivered by Company-owned tank trucks and common carriers to liquid bulk storage facilities leased by us for distribution there and for further transportation by barge or tank truck.

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel.  Biodiesel demand has tended to be lower during the winter in northern and midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel.  This seasonal fluctuation was strongest for biodiesel made from inedible animal fats and used cooking oils.  Biodiesel made from those feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from soybean, canola, or crude corn oil.  This higher cloud point may cause cold weather performance issues.  This historical seasonality appears to be decreasing as biodiesel blends are used in cold midwestern states like Illinois throughout the year.

Our sales of biodiesel previously were limited in winter months in that non-seasonal business (primarily on-road transportation) had not been sufficient regionally to generate biodiesel sales at blends greater than B5 in winter months at the end of farming activity.  At this time, however, due primarily to the quality of our biodiesel, we are experiencing continued demand for our biodiesel during winter months.

Outlook for the Biodiesel Industry/Our Future Strategy

Prior to 2009, the biodiesel industry had enjoyed significant growth.  However, producers who manufacture biodiesel solely from soybean oil have seen their feedstock costs rise dramatically since 2006 as discussed above.  As the relative cost of biodiesel increased due to rising prices of feedstocks (among other things), and the blenders credit terminated at the end of 2009 (with uncertainty about its reinstatement), the production of biodiesel in the United States decreased in 2009 and 2010, also as discussed above.  Biodiesel production increased again in 2011 with the reinstatement of the blenders credit.  However, the blenders credit expired at the end of 2011, and there is uncertainty as to the impact of the credit’s expiration on the U.S. biodiesel industry.  To date, our biodiesel business has not been materially adversely affected by the termination of the blenders credit at the end of 2011.

Given the loss of the blenders credit and the high cost of soybean oil, researchers generally agree that producers who manufacture biodiesel solely from soybean oil have been adversely affected and that the U.S. biodiesel market will transition to larger plants, alternative feedstocks, and second generation technologies, resulting in a consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field.  We believe that producers who are proactive in responding to these changes can benefit in this emerging market.  These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution, and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.  See http://www.emerging-markets.com/biodiesel/default.asp.

Our future strategy for our biofuels segment is geared towards these responses.  For example, in 2009, we commercialized two biobased solvents: FUTURESOL FAME and FUTURESOL Glysol, which we are marketing.  In addition, we redesigned our continuous line to produce biodiesel from lower cost feedstock with high fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual rate to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.  We intend to expand our biodiesel capacity utilizing available facilities as market conditions dictate.  We expect that all future capacity will be operated primarily in continuous processing mode to realize operating economies and optimum throughput.  Furthermore, we expect existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.

Notwithstanding our future strategy, our continued production of biodiesel may be severely limited, or eliminated entirely, in the event Congress eliminates the federal mandate of the RFS2.  See “Risk Factors” beginning at page 17  below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold externally to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Many of these products are produced under confidentiality agreements in order to protect intellectual property.  This is a service-based business where customers value technical capabilities, responsiveness, and process improvement to continually improve costs and reliability.  Our plant’s custom manufacturing product portfolio includes two large products or product families which are generally produced throughout the year: (i) a bleach activator for a major detergent and consumer products manufacturer; and (ii) a proprietary herbicide (and intermediates) for a major life sciences company.  The portfolio also contains a number of smaller products most of which are produced intermittently in a “batch campaign” mode, for diverse customers and end markets.  These smaller products include chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company and a biocide intermediate for another major diversified chemical company.  In 2012, we will also be selling commercial quantities of an intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries to a major petrochemical company.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications.  In addition, we have recently been successful in growing our performance chemical business through new product development.  New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, and glycerol formal, and phenol sulfonic acid, which build on our sulfonations technology.

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

All sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multi-year supply agreement that was effective April 1, 2008.  Sales of the bleach activator totaled $70,179,000, $79,537,000, and $73,466,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  In the second quarter of 2011, we received notification from the customer of the bleach activator stating their intention to reduce the quantities of the bleach activator they purchase beginning as soon as possible from the date of such notice.  The amount of such decrease was not stated.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.  The financial impact of any such decline is not known at this time.

All sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation pursuant to contracts which continue year-to-year unless terminated by notice given no later than 270 days prior to the end of the current term for the herbicide and not later than 18 months prior to the current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  Sales of this herbicide and its intermediates totaled $38,925,000, $36,509,000, and $31,587,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Ostensibly due to increased generic competition, the customer recently initiated discussions to, among other things, reduce volumes and/or prices of the herbicide and intermediates. For the first three months of 2012, the customer reduced its purchase volumes by approximately 50% of 2011 levels. We do not know the volumes of these products which ultimately will be sold to this customer in 2012. However, no definitive agreement has been reached at this time and the financial impact of changes, are not known.

None of our other chemical customers represented 10% or more of our revenues from our chemical segment.

Competition

Historically, there have been significant barriers to entry for competitors with respect to chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from India and China.  We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability.  Our major competitors in this segment include large multi-national companies with specialty chemical business units, and smaller independent producers.  The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, and financial resources.

Supply and Distribution

Specialty chemicals are generally high unit value products sold in packaged, or low-volume bulk form, for which distribution is a relatively minor component of cost.  Most products are sold FOB the Batesville site for distribution globally.  Similarly, raw materials for these products are comparatively higher-value components that are sourced globally.  An exception will be the biofuels co-products, which will be recovered from local processing.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, and copyrights.  As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technologies from third parties that complement our strategic business objectives.  Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright, or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

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

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety to design and scale-up safe chemical manufacturing processes.  We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products.

Research and development expense incurred by us for the years ended December 31, 2011, 2010, and 2009 were $3,512,000, $3,494,000, and $4,165,000, respectively.  Substantially all of such research and development expense related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (or CERCLA), and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment.  These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of hazardous substances found at the site.  Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources.  Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (or RCRA), is the principal federal statute governing the management of wastes, including the treatment, storage, and disposal of hazardous wastes.  RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage, or disposal facility.  Many of the wastes generated in our manufacturing facility are governed by RCRA.

The federal Oil Pollution Act of 1990 (or OPA) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States.  A responsible party includes the owner or operator of an onshore facility.  OPA limits liability for onshore facilities to $350 million.  These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions.

The federal Water Pollution Control Act (also referred to as the Clean Water Act) imposes restrictions and controls on the discharge of pollutants into navigable waters.  These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future.  Permits must be obtained to discharge pollutants into state and federal waters.  The Clean Water Act provides for civil, criminal, and administrative penalties for discharges of oil and other pollutants, and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.  Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

The federal Clean Air Act and associated state laws and regulations restrict the emission of air pollutants from many sources, including facilities involved in manufacturing chemicals and biofuels.  New facilities are generally required to obtain permits before operations can commence, and new or existing facilities may be required to incur certain capital expenditures to install air pollution control equipment in connection with obtaining and maintaining operating permits and approvals.  Federal and state regulatory agencies can impose administrative, civil, and criminal penalties for non-compliance with permits or other requirements of the Clean Air Act and associated state laws and regulations.

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

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as chemical waste destructors, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on the expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  Currently, we estimate the useful life of each individual asset up to 35 years.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,287,000, $9,376,000, and $9,923,000 for the years ended December 31, 2011, 2010, and 2009, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  We do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities.

We believe that we have obtained in all material respects the necessary environmental permits and licenses to carry on our operations as presently conducted.  We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material environmental issues which adversely impact us.  In addition, under our acquisition agreement with Eastman Chemical Company, Eastman Chemical Company acquired environmental insurance with respect to environmental conditions at the Batesville plant existing as of the closing date and Eastman Chemical Company agreed, subject to certain limitations, to indemnify FutureFuel Chemical Company with respect to such environmental conditions through October 31, 2011.  No such indemnification exists after that date.  In connection with the acquisition of our warehouse in Batesville, the seller agreed to remediate certain environmental conditions existing at the facility on the date that we acquired it and to indemnify us with respect to those environmental conditions.

Management Team and Workforce

Our executive management team at our Batesville plant consists of individuals with a combined 80 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities.  The members of the executive team also have international experience, including assignments in Europe and Asia.  The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of over 20 years in the chemical industry.

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals (including chemists and PhDs) and engineers (including licensed professional engineers and chemical engineers).  Operations personnel are highly skilled as all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged 2% annually since 2007.  We believe that we have good relations with our employees.

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

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2011	$295,780	$14,105	$309,885
Year ended December 31, 2010	$201,496	$17,687	$219,183
Year ended December 31, 2009	$179,505	$17,206	$196,711

For the years ended December 31, 2011, 2010, and 2009, revenues from Mexico accounted for 4%, 7%, and 8%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during 2011, 2010, and 2009 did not exceed 1% of our total revenues.

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

We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (http://ir.futurefuelcorporation.com/sec.cfm), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

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

As to our biofuels segment, biodiesel produced in Canada, South America, Europe, Eastern Asia, the Pacific Rim, or other regions may be imported into the United States to compete with U.S. produced biodiesel.  These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the U.S. at lower prices than U.S.-based biodiesel producers.  Under the RFS2, imported biodiesel may be eligible to satisfy an obligated party’s requirements and therefore may compete to meet the volumetric requirements of RFS2.  This could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel blends imported into Europe, which have effectively eliminated our ability to sell those biodiesel blends in Europe.

In March 2009, as a response to the federal blenders tax credit, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States.  These tariffs have effectively eliminated European demand for B20 or higher blends imported from the United States.  The European Commission extended these tariffs through 2014.  In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20.  These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market.  These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market.  Such market dynamics may negatively impact our revenues and profitability.

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

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, biodiesel feedstocks, and methanol) for our operations.  We have implemented certain risk management tools, such as multiple suppliers and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs.  There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated.  In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

We are reliant upon two customers for a substantial amount of our chemical segment sales.

All sales of the bleach activator are made to The Procter & Gamble Company and all sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  These two customers represented approximately 35% of our revenues for the year ended December 31, 2011.  The loss of these two companies as customers would have a material adverse effect on us.

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

Alternative fuels businesses benefit from government subsidies and mandates.  If any of the state or federal laws and regulations relating to the government subsidies and mandates change, the ability to recover capital expenditures from our alternative fuels business could be harmed.  Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel.  For instance, biodiesel products benefit from being the only alternative fuel certified by the USEPA that fulfills the requirements of Section 211(B) of the Clean Air Act.  If agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

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

Our success depends to a significant extent upon the efforts and abilities of our executive officers.  The loss of the services of one or more of these key employees could have a material adverse effect on us.  Our business is also dependent upon our ability to attract and retain qualified personnel.  Acquiring or retaining these personnel could prove more difficult to hire or cost substantially more than estimated.  This could cause us to incur greater costs.

If we are unable to effectively manage the commodity price risk of our raw materials or finished goods, we may have unexpected losses.

We hedge our raw materials and/or finished products for our biofuels segment to some degree to manage the commodity price risk of such items.  This requires the purchase or sale of commodity futures contracts and/or options on those contracts or similar financial instruments.  We may be forced to make cash deposits available to counterparties as they mark-to-market these financial hedges.  This funding requirement may limit the level of commodity price risk management that we are prudently able to complete.  If we do not manage or are not capable of managing the commodity price risk of our raw materials and/or finished products for our biofuels segment, we may incur losses as a result of price fluctuations with respect to these raw materials and/or finished products.

In most cases we are not capable of hedging raw material and/or finished products for our chemicals segment.  Certain of our products are produced under manufacturing agreements with our customers which provide us the contractual ability to pass along raw material price increases.  However, we do not have this protection for all product lines within the chemicals segment.  If we do not manage or are not capable of managing escalating raw material prices and/or passing these increases along to our customers via prices for our finished products, we may incur losses.

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

It is possible that we will not consummate more than one business combination and FutureFuel Chemical Company may be the only target business that we acquire.  Accordingly, the prospects for our success may be entirely dependent upon FutureFuel Chemical Company.  Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is possible that we will not have the resources to diversify effectively our operations or benefit from the possible spreading of risks or offsetting of losses.

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

If we are unable to respond to changes in ASTM or customer standards, our ability to sell biodiesel may be harmed.

We currently produce biodiesel to conform to or exceed standards established by ASTM.  ASTM standards for biodiesel and biodiesel blends may be modified in response to new observations from the industries involved with diesel fuel.  New tests or more stringent standards may require us to make additional capital investments in, or modify, plant operations to meet these standards.  In addition, some biodiesel customers have developed their own biodiesel standards which are stricter than the ASTM standards.  If we are unable to meet new ASTM standards or our biodiesel customers’ standards cost effectively or at all, our production technology may become obsolete, and our ability to sell biodiesel may be harmed, negatively impacting our revenues and profitability.

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management.  Although we have concluded as of December 31, 2011 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

Confidentiality agreements with customers, employees, and others may not adequately prevent disclosures of confidential information, trade secrets, and other proprietary information.

We rely in part on trade secret protection to protect our confidential and proprietary information and processes.  However, trade secrets are difficult to protect.  We have taken measures to protect our trade secrets and proprietary information, but these measures may not be effective.  For example, we require new custom manufacturing chemical customers to execute confidentiality agreements before we begin manufacturing custom chemicals for them.  We also require employees and consultants to execute confidentiality agreements upon the commencement of their employment or consulting arrangement with us.  These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties.  These agreements also generally provide that know-how and inventions conceived by the individual in the course of rendering services to us are our exclusive property.  Nevertheless, these agreements may be breached, or may not be enforceable, and our proprietary information may be disclosed.  Further, despite the existence of these agreements, third parties may independently develop substantially equivalent proprietary information and techniques.  Accordingly, it may be difficult for us to protect our trade secrets.  Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Moreover, we cannot assure you that our technology does not infringe upon any valid claims of patents that other parties own.  In the future, if we were found to be infringing on a patent owned by a third party, we might have to seek a license from such third party to use the patented technology.  We cannot assure you that, if required, we would be able to obtain such a license on terms acceptable to us, if at all.  If a third party brought a legal action against us or our licensors, we could incur substantial costs in defending ourselves, and we cannot assure you that such an action would be resolved in our favor.  If such a dispute were to be resolved against us, we could be subject to significant damages.

We depend on our ability to maintain relationships with industry participants, including our strategic partners.

Our ability to maintain commercial arrangements with chemical and biodiesel customers, raw material and feedstock suppliers, and transportation and logistics services providers may depend on maintaining close working relationships with industry participants.  There can be no assurance that we will be able to maintain or establish additional necessary strategic relationships, in which case the opportunity to grow our business may be negatively affected.

If automobile manufacturers and other industry groups express reservations regarding the use of biodiesel, our ability to sell biodiesel will be negatively impacted.

Because it is a relatively new product, research on biodiesel use in automobiles is ongoing.  Some industry groups have recommended that blends of no more than 5% biodiesel be used for automobile fuel due to concerns about fuel quality, engine performance problems, and possible detrimental effects of biodiesel on rubber components and other engine parts.  Although some manufacturers have encouraged use of biodiesel fuel in their vehicles, cautionary pronouncements by other manufacturers or industry groups may impact our ability to market our biodiesel.

There is currently excess production capacity and low utilization in the biodiesel industry and if non-operational and underutilized facilities commence or increase operations, our results of operations may be negatively affected.

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity.  Further, plants under construction and expansion in the United States as of December 2011, if completed, would add additional biodiesel production capacity.  The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2.  If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

Perception about “food vs. fuel” could impact public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Some people believe that biodiesel may increase the cost of food, as some feedstocks such as soybean oil used to make biodiesel can also be used for food products.  This debate is often referred to as “food vs. fuel.”  This is a concern to the biodiesel industry because biodiesel demand is heavily influenced by government policy and, if public opinion were to erode, it is possible that these policies would lose political support.  These views could also negatively impact public perception of biodiesel.  Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States.

Concerns regarding the environmental impact of biodiesel production could affect public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Because biodiesel is a new product, the environmental impacts associated with biodiesel production and use have not yet been fully analyzed.  Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts.  A draft of the first such triennial report was released in January 2011, with the final report expected to be released in 2012.  Should the 2012 study, future USEPA triennial studies, or other analyses find that biodiesel production and use has resulted in, or could in the future result in, adverse environmental impacts, such findings could also negatively impact public perception of biodiesel and acceptance of biodiesel as an alternative fuel, which also could result in the loss of political support.

To the extent that state or federal laws are modified or public perception turns against biodiesel, use requirements such as RFS2 may not continue, which could materially harm our ability to operate profitably.

Growth in the sale and distribution of biodiesel is dependent on the expansion of related infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.

Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel.  Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all.  The scope and timing of any infrastructure expansion are generally beyond our control.  Also, we compete with other biofuel companies for access to some of the key infrastructure components such as pipeline and terminal capacity.  As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure.  Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition.  Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could materially harm our business.

Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.

In some instances biodiesel may increase emissions of nitrogen oxide as compared to petrodiesel, which could harm air quality.  Nitrogen oxide is a contributor to ozone and smog.  These emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.

In addition, several states have acted to regulate potential nitrogen oxide emissions from biodiesel.  Texas currently requires that biodiesel blends contain an additive to eliminate this perceived nitrogen oxide increase.  California is in the process of formulating biodiesel regulations that may also require such an additive.  In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petrodiesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

Several biofuels companies throughout the United States have filed for bankruptcy over the last several years due to industry and economic conditions.

Unfavorable worldwide economic conditions, lack of financing, and volatile biofuel prices and feedstock costs have likely contributed to the necessity of bankruptcy filings by biofuel producers.  Our business may be negatively impacted by the industry conditions that influenced the bankruptcy proceedings of other biofuel producers, or we may encounter new competition from buyers of distressed biodiesel properties who enter the industry at a lower cost than original plant investors.

Risks Associated With Owning Our Shares

If our founding shareholders and Mr. Novelly or his designees exercise their registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

Those shareholders holding shares of our common stock prior to our July 2006 offering (our founding shareholders; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act of 1933, as amended (or the Securities Act), the resale of their shares of our common stock issued prior to our July 2006 offering (the founding shares) and their shares included in the units purchased in our initial public offering.  The demand may be made at any time after the date on which we became a reporting company under the Exchange Act, and their founding shares have been released from escrow.  This occurred on July 12, 2009.  If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 16,250,000 shares (which includes the 5,000,000 shares issued on exercise of their warrants) eligible for trading in the public market.  The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

We may be suspended or delisted from the New York Stock Exchange if we do not satisfy their continued listing requirements.

Our common stock commenced trading on the NYSE on March 23, 2011 under the symbol “FF”.  Securities admitted to the NYSE may be suspended from dealing or delisted at any time the listed company fails to satisfy certain continued listing criteria.  These criteria could be triggered if, among other things, the number of our publicly-held shares falls below 600,000, the average closing price of our common stock is less than $1.00 per share over a consecutive 30 trading-day period, or we fail to file certain reports with the SEC.  As a matter of practice, the NYSE generally gives a listed company notice if any of these criteria are triggered, and generally provides the listed company with certain cure periods.  If we suffer such an event but do not cure it, or if such event cannot be cured, trading of our common stock on the NYSE may be suspended from dealing or our stock may be delisted.  Any such suspension or delisting may have an adverse effect on the market price of our common stock.

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.  We filed with the SEC a Form S-3 Registration Statement commonly known as a “shelf registration”.  Pursuant to this registration statement, we may issue common stock or preferred stock, or warrants or rights, or units comprised of any of the foregoing, in an amount not to exceed $50 million, without any action or approval by our stockholders.  As of the date of this report, 41,319,057 shares of our common stock currently are outstanding.  The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile and our shares are thinly traded.  Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) the loss of the RFS2 mandate; or (vi) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock or do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for shares of our common stock will rely in part on the research and reports that equity research analysts publish about us and our business.  It may be difficult for companies such as ours to attract independent equity research analysts to cover our common stock.  We do not control these analysts or the content and opinions included in their reports.  The price of our common stock could decline if one or more equity research analysts downgrade our common stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.  If one or more equity research analysts cease coverage of us, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and infrastructure, including on-site liquid waste treatment.  Our subsidiary FutureFuel Chemical Company is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances), and manufactures both biofuels and chemicals at the plant.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel.  The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth.  We believe that the plant is generally well maintained, in good operating condition, and suitable and adequate for its uses.

In February 2009, we formed FFC Grain, L.L.C. to acquire a granary in Marianna, Arkansas for use in our biofuels business.  FFC Grain, L.L.C. acquired the granary in March 2009 and owns it in fee simple, and the land and improvements thereon are not subject to any material encumbrances.

On December 13, 2011, we acquired a warehouse in Batesville, Arkansas.  We intend to store inventories (both raw goods and finished products) from our chemicals business in this facility.  The warehouse is owned in fee simple by our subsidiary FutureFuel Warehouse Company, LLC, and the land and improvements thereon are not subject to any material encumbrances.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing July 11, 2008, shares of our common stock were quoted on the OTC Bulletin Board under the symbol “FTFL”.  On March 23, 2011, our common stock commenced trading on the NYSE under the symbol “FF” and our stock ceased being quoted on the OTC Bulletin Board at that time.  The high and low bid quotations on the OTC Bulletin Board for our shares of common stock for 2010 and for the period January 1, 2011 through March 22, 2011 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2010 – March 31, 2010	$6.36	$4.85
April 1, 2010 – June 30, 2010	$6.32	$5.66
July 1, 2010 – September 30, 2010	$7.45	$6.22
October 1, 2010 – December 31, 2010	$10.00	$7.00
January 1, 2011 – March 22, 2011	$10.10	$9.40

The high and low sales price on the NYSE for our shares of common stock for the period March 23, 2011 through December 31, 2011 are set forth in the following table.

	Shares
Period	High	Low
March 23, 2011 – March 31, 2011	$10.70	$10.12
April 1, 2011 – June 30, 2011	$13.66	$10.95
July 1, 2011 – September 30, 2011	$12.72	$9.95
October 1, 2011 – December 31, 2011	$12.73	$9.70

There currently are outstanding 41,319,057 shares of our common stock.  None of our warrants are currently outstanding.  See the discussion below.  Under U.S. securities laws at the time of our offering, shares of our common stock that were sold or acquired on July 12, 2006 could not be re-sold until they had been held for two years, unless registered with the SEC or unless an exemption from registration was available.  The relevant U.S. securities laws were revised to reduce the holding period for non-affiliates to six months, effective February 15, 2008.  As a result, such shares may be sold by non-affiliates of the Company, either within or outside the U.S., without restrictions imposed by U.S. securities laws.  Affiliates of the Company, defined generally as any person that directly or indirectly controls, is controlled by, or is under common control with the Company (typically directors, executive officers, and primary shareholders) remain limited in the amount and manner in which they may sell our shares.  Thus, non-affiliates who acquired our shares which were issued in our initial offering on July 12, 2006 may generally freely trade those shares in the United States.

Please note, however, that the exercise of the warrants for shares of our common stock were subject to certain conditions designed to ensure compliance with U.S. securities laws.  The shares of our common stock issued upon the exercise of a warrant were considered restricted securities subject to a six-month holding period.  In general, a security holder who had not been an affiliate of the Company for three months could resell these securities without any restriction after satisfying the six-month holding period, provided that we were current in our SEC filings.  Because of these restrictions, the certificates for shares of our common stock issued upon the exercise of our warrants had to contain an appropriate legend, which meant they had to be certificated, generally for the twelve months after the warrant was exercised.  Our warrants were last exercised on July 13, 2010.  As such, any shares of our common stock issued with respect to any warrant exercise and held by persons who are not our affiliates are now freely tradable.

Holders

The shares of our common stock were held by approximately 351 holders of record on March 1, 2012 as recorded on our transfer agents’ registers.  However, we believe that the number of beneficial owners of our common stock is substantially greater than the number of holders.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.  Based on such criteria, we paid special cash dividends in 2010 and the first quarter of 2011 as follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.20	March 23, 2010	April 9, 2010	March 12, 2010
$0.20	May 18, 2010	June 8, 2010	June 30, 2010
$0.20	September 14, 2010	September 30, 2010	August 17, 2010
$0.20	December 1, 2010	December 15, 2010	November 12, 2010
$0.10	March 1, 2011	March 15, 2011	February 3, 2011

We declared regular cash dividends for the remainder of 2011 and for 2012 as follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.10	June 1, 2011	June 15, 2011	April 5, 2011
$0.10	September 1, 2011	September 15, 2011	April 5, 2011
$0.10	December 1, 2011	December 15, 2011	April 5, 2011
$0.10	March 1, 2012	March 15, 2012	November 17, 2011
$0.10	June 1, 2012	June 15, 2012	November 17, 2011
$0.10	September 4, 2012	September 18, 2012	November 17, 2011
$0.10	December 3, 2012	December 17, 2012	November 17, 2011

No assurances can be given that we will declare dividends for years after 2012.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2011, we issued options to purchase 810,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	521,888	$7.84	1,819,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2007 through December 31, 2011 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  The companies in this industry group are: Aemetis Inc., All Fuels & Energy Company, Altair Nano Technologies Inc., Alternative Energy Partners Inc., Alternative Energy Sources Inc., American Jianye Greentech Holdings Inc., Amyris Inc., Aspa Gold Corp., Aventine Renewable Energy Holdings, Balchem Corp., Biofuel Energy Corp., Biofuels Power Corp., Bluefire Renewables Inc., Carbonics Capital Corp., Cardinal Ethanol LLC, Celanese Corp., China Clean Energy Inc., China Jianye Fuel Inc., China Rutai International Holdings Company, Clean Tech Biofuels Inc., Easylink Solutions Corp., Evolution Fuels Inc., Glyeco Inc., Granite Falls Energy LLC, Green Energy Live Inc., Green Energy Resources Inc., Green Plains Renewable Energy Inc., Greenhouse Holdings Inc., Greenman Technologies Inc., Greenshift Corp., Hybrid Fuels Inc., Incoming Inc., Innophos Holdings Inc., International Flavors & Fragrances Inc., Keyuan Petrochemicals Inc., Kior Inc., KL Energy Corp., KMG Chemicals Inc., Koppers Holdings Inc., Kreido Biofuels Inc., Luna Technologies International Inc., New Generation Biofuels Holdings Inc., Newmarket Corp., Originoil Inc., Orion Ethanol Inc., Pacific Ethanol Inc., Panda Ethanol Inc., Petroalgae Inc., Pure Biofuels Corp., Regeneca Inc., Rex American Resources Corp., Sino Clean Energy Inc., Solutia Inc., Southridge Enterprises Inc., Space Propulsion Systems Inc., Spartan Gold Limited, Syntec Biofuel Inc., and Verenium Corp.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2011 in transactions that were not registered under the Securities Act.

On February 10, 2011, we filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, we commenced an At-the-Market offering under which we may from time to time over the succeeding three years sell up to 3 million shares of our common stock.  The underwriter was Stifel, Nicolaus & Company, Incorporated.  During 2011, we issued the following shares of our common stock pursuant to this At-the-Market offering.

Quarter Ended	Number of Shares Sold	Net Proceeds	Compensation to Underwriter
June 30, 2011	1,313,985	$15,763,000	$488,000
September 30, 2011	0	$0	$0
December 31, 2011	0	$0	$0

Purchase of Securities by Us

Neither we nor anyone acting on our behalf purchased during 2011 any shares of our common stock, which is the only class of our equity securities that is registered pursuant to section 12 of the Exchange Act.

Item 6. Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below.  This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2007, 2008, 2009, 2010, and 2011.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.

(Dollars in thousands, except per share amounts)

Item	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007
Operating Revenues	$309,885	$219,183	$196,711	$198,330	$169,788
Net income	$34,509	$23,094	$16,992	$22,675	$8,408
Earnings per common share:
Basic	$0.85	$0.63	$0.60	$0.84	$0.31
Diluted	$0.84	$0.62	$0.58	$0.82	$0.26
Total Assets	$385,244	$343,156	$246,007	$238,126	$216,113
Long-term obligations	$61,207	$46,674	$34,842	$34,377	$24,353
Cash dividends per common share	$0.40	$0.80	$0.30	$0.70	$0.00
Net cash provided by operating activities	$50,429	$17,839	$25,883	$36,275	$21,554
Net cash provided by (used in) investing activities	$(51,367)	$(30,767)	$21,430	$(52,009)	$(29,978)
Net cash provided by (used in) financing activities	$(374)	$38,473	$(9,256)	$(11,466)	$(50)

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2011, 2010, and 2009 are set forth in the following table.

(Dollars in thousands)

	2011	2010	2009
Net cash provided by operating activities	$50,429	$17,839	$25,883
Net cash provided by (used in) investing activities	$(51,367)	$(30,767)	$21,430
Net cash provided by (used in) financing activities	$(374)	$38,473	$(9,256)

Operating Activities

Cash provided by operating activities increased from $17,839,000 in 2010 to $50,429,000 in 2011, a net $32,590,000 increase.  This increase was primarily attributable to: (i) an increase in net income; (ii) the timing of collections of accounts receivable, including those receivables from related parties; (iii) the timing of payments of accounts payable, including those payables to related parties; and (iv) cash receipts related to deferred revenue.  As will be discussed in more detail in the discussion of our results of operations, our net income increased from $23,094,000 in the 2010 to $34,509,000 in 2011, an increase of $11,415,000.  In 2010, accounts receivable accounted for a $13,406,000 reduction in cash provided by operating activities.  In 2011, accounts receivable accounted for a $512,000 reduction in cash provided by operating activities despite increased consolidated revenues.  The primary reason for this result was the retroactive reinstatement of the $1.00 per gallon biodiesel blenders tax credit in December 2010.  At December 31, 2010, we had an outstanding receivable from the federal government related to this credit of $10,785,000.  This receivable was collected in February 2011, increasing the 2011 cash provided by operating activities.  In 2010, the change in accounts payable increased cash provided by operating activities by $272,000.  In 2011, the change in accounts payable increased cash provided by operating activities by $6,592,000.  This increase in cash provided by operating activities is largely due to timing differences related to the receipt and payment of inventory and the timing of payment for capital expenditures.  In 2010, deferred revenue contributed $7,958,000 to cash provided by operating activities.  In 2011 it contributed $12,124,000.  This change is a result of progress made on capital projects we have undertaken on behalf of certain of our customers.  Partially offsetting these increases in cash provided by operating activities was an increase in inventory.  In 2010, inventory reduced cash provided by operating activities by $10,929,000.  In 2011, inventory reduced cash provided by operating activities by $20,067,000.  The increase in inventory at the end of 2011 relative to year-end 2010 primarily relates to increased biodiesel feedstock.

Cash provided by operating activities decreased from $25,883,000 in 2009 to $17,839,000 in 2010.  This decrease was primarily the result of an $11,695,000 decrease in the cash provided by the change in accounts receivables and a $12,070,000 decrease in the cash provided by the change in inventory.  Partially offsetting these decreases was an $8,604,000 increase in the cash provided by deferred revenue, a $2,404,000 increase in the cash provided by the provision for deferred income taxes, and a $6,102,000 increase in net income.  The decrease in cash provided by the change in accounts receivable was a result of the December 2010 retroactive reinstatement of the $1.00 per gallon biodiesel blenders tax credit.  A key component of the impact of this reinstatement was the booking of a $10,785,000 receivable from the federal government.  This receivable remained uncollected until February 2011 when payment was received in full.  The decrease in the cash provided by the change in inventory stemmed from an inventory build of feedstocks and raw materials at December 31, 2010 along with end-of-the-year purchases of petrodiesel.  The increase in cash provided by deferred revenue was a result of progress made on capital projects we undertook on behalf of our customers.  The increase in cash provided by the provision for deferred income taxes was a result of the effects of tax laws such as bonus depreciation which allowed for an early recognition of income tax expenses.

Investing Activities

Cash used in investing activities increased from $30,767,000 in 2010 to $51,367,000 in 2011, a net increase of $20,600,000.  This increase was primarily attributable to a net increase in the purchases of marketable securities and an increase in capital expenditures.  In 2011, we purchased a net $47,124,000 of marketable securities.  Such purchases totaled $3,139,000 in 2010.  Such purchases were made to increase the expected returns on our cash holdings.  The increase in capital expenditures is largely the result of us undertaking certain capital projects on behalf of certain customers, a large portion of which is reimbursed by certain of our customers and through grants.  These reimbursements are summarized in the table below.

(Dollars in thousands)

	2011	2010
Cash paid for capital expenditures	$23,208	$9,671
Cash received as reimbursement of capital expenditures	(13,324)	(4,236)
Cash paid, net of reimbursement, for capital expenditures	$9,884	$5,435

These increases in cash used in investing activities were partially offset by a reduction in our restricted cash balances of $21,086,000 in 2011.  This reduction resulted from our short sale position in U.S. Treasuries being closed in 2011.  When this happened, the cash which was previously held in a restricted margin account was returned to us.

Cash provided by (used in) investing activities decreased from $21,430,000 in 2009 to $(30,767,000) in 2010.  This decrease was primarily a result of increased investing activity, as cash held in a restricted account for purposes of securing a short position increased by $21,086,000 and purchases of marketable securities increased $26,187,000.  These decreases in cash were partially offset by a decrease of $13,491,000 in capital expenditures.

Financing Activities

Cash provided by (used in) financing activities decreased from $38,473,000 in 2010 to $(374,000) in 2011.  This decrease was primarily attributable to reduced proceeds from the issuance of our common stock in 2011 compared to 2010, which was partially offset by a reduction in dividend payments in 2011.  In 2010, $70,736,000 in net proceeds were received from the issuance of our common stock.  Such proceeds were primarily the result of the exercise of warrants to purchase our common shares.  All such warrants that were not exercised expired in 2010.  As a result, no warrants were exercised in 2011.  We did, however, generate $15,872,000 in 2011 in net proceeds from the issuance of common shares as part of our At-the-Market offering under which we issued 1,313,985 shares of our common stock and as a result of the exercise of stock options.  Cash dividends decreased from $31,053,000 in 2010 to $16,254,000 in 2011, partially offsetting the 2011 reduction in proceeds from the issuance of shares of our common stock.

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

Capital Expenditure Commitments

We had no material capital projects as of December 31, 2011.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit facility at December 31, 2011, 2010, or 2009.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Department of Energy Grant

We entered into a contract with a customer to design, construct, and operate a commercial-scale plant to produce intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries.  In connection with this contract, we applied for a financial assistance award under the Electric Drive Vehicle Battery and Component Manufacturing Initiative administered by the Department of Energy National Energy Technology Laboratory on behalf of the Office of Energy Efficiency and Renewable Energy.  An award was granted to us in the amount of $12,600,000, which we accepted on July 27, 2010.  The funds were to be used to modify existing idle assets and to acquire and construct new assets to be used for the production of specialized materials for lithium-ion batteries for electric cars and other applications.  We receive grant monies on a cost share basis as we incur construction-related expenditures.  The amounts received under this arrangement are recorded as deferred revenue and are amortized into earnings over the anticipated life of the customer relationship.  Such amortization began once construction was completed and the plant was placed into service.  This occurred in the third quarter of 2011.  Through December 31, 2011, we collected 97% of this award.

Dividends

In 2011, we declared a special cash dividend aggregating $0.10 per share on our common stock, with a record date and payment date as previously discussed.  The special cash dividend amounted to $3,998,000.  We also declared regular cash dividends aggregating $0.30 per share on our common stock, with record dates and payment dates as set forth above.  The regular cash dividends amounted to $12,256,000, for total dividends paid by us in 2011 of $16,254,000.

In 2010, we declared special cash dividends aggregating $0.80 per share on our common stock, with record dates and payment dates as previously discussed.  The special cash dividends amounted to $31,053,000.

On November 30, 2009, we declared a special cash dividend of $0.30 per share on our common stock, with a record date of December 1, 2009 and a payment date of December 22, 2009.  The special cash dividend amounted to $8,457,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our At-the-Market offering, we accumulated excess working capital.  Some of this excess working capital was paid out in 2009, 2010, and 2011 as a special cash dividend and in 2011 as regular cash dividends.  Regular cash dividends will also be paid in 2012 as previously discussed.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In 2011 and 2010, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued interest, totaled $56,294,000 and $28,200,000 at December 31, 2011 and 2010, respectively.

We also maintained a position in auction rate securities during 2010.  We selectively made investments in certain auction rate securities that we believed offered sufficient yield along with sufficient liquidity.  Through the date of their repurchase, all the auction rate securities in which we invested maintained a mechanism for liquidity, meaning that the respective auctions did not fail, the issuers called the instruments, or a secondary market existed for liquidation of the securities.  We classified these instruments as current assets in the accompanying consolidated balance sheet and carried them at their estimated fair market value.  These securities were repurchased on October 15, 2010 for par value.

At December 31, 2010, we had a short position in certain marketable debt securities.  No such position existed at December 31, 2011.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  The securities comprising this position were carried at fair value, with unrealized gains and losses reported as a component of net income.  We realized gains of $240,000 and $528,000 on these securities in 2011 and 2010, respectively.  The fair value of these securities totaled $(19,295,000) at December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet.  The margin account did not exist as December 31, 2011.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, ink colorants, polymer additives, polymer and specialty dyes, specialty polymers, photographic and imaging chemicals, and food additives).  In 2012, products in the custom manufacturing group should also include an intermediate anode powder to be used as a component of high-performance graphite anode materials for lithium-ion batteries.

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

We have been the primary manufacturer for a customer of a proprietary herbicide and certain intermediates.  These products are facing generic competition, and no assurances can be given that we will remain the primary manufacturer for this product line.  The contracts automatically renew for successive one-year periods, subject to the right of either party to terminate the contract not later than 270 days prior to the end of the then current term for the herbicide and not later than 18 months prior to the then current term for the intermediates.  No assurances can be given that these contracts will not be terminated.  The customer supplies most of the key raw materials for production of the proprietary herbicide.  There is no pricing mechanism or specific protection against cost changes for raw materials or conversion costs that we are responsible for purchasing and/or providing.  The customer has initiated discussions to reduce volume and alter other terms of the contract.  However, no definitive agreement has been reached and the financial impact of changes, if any, are not known at this time.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual rate to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates.  See “Risk Factors” above.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant.  In addition, we deliver blended product to a small group of customers within our region.  We also sell refined petroleum products from time-to-time on common carrier pipelines in part to maintain our status as a shipper on the pipeline.

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

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Dollar Change	% Change
Revenues	$309,885	$219,183	$90,702	41.4%
Income from operations	$51,615	$32,155	$19,460	60.5%
Net income	$34,509	$23,094	$11,415	49.4%
Earnings per common share – basic	$0.85	$0.63	$0.22	34.9%
Earnings per common share – diluted	$0.84	$0.62	$0.22	35.5%
Capital expenditures (net of customer reimbursements and regulatory grants)	$9,884	$5,435	$4,449	81.9%
Adjusted EBITDA	$61,701	$40,930	$20,771	50.7%

We use adjusted EBITDA as a key operating metric.  Adjusted EBITDA is a non-GAAP financial measure.  Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity.  Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, and other non-operating income or expenses.  Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation of our business.  Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

Adjusted EBITDA allows our chief operating decision makers to assess the performance of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends.  In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance, relative to a performance based on GAAP results, while isolating the effects of depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, and of non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and gains and losses on derivative instruments, whose immediate recognition can cause net income to be volatile from period to period due to the timing of the valuation change in the derivative instruments relative to the sale of biofuel.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve Months Ended December 31, 2011	Twelve Month Ended December 31, 2010
Adjusted EBITDA	$61,701	$40,930
Depreciation and amortization	(9,098)	(7,564)
Non-cash stock-based compensation	(502)	-
Interest and dividend income	3,495	1,135
Interest expense	(184)	(74)
Loss on disposal of property and equipment	(262)	(318)
Losses on derivative instruments	(20)	(928)
Other income (expense), net	(1,889)	997
Impairment of fixed assets	(466)	-
Income tax expense	(18,266)	(11,084)
Net income	$34,509	$23,094

Revenues

Revenues for the year ended December 31, 2011 were $309,885,000 as compared to revenues for the year ended December 31, 2010 of $219,183,000, an increase of 41%.  Revenues from biofuels increased 246% and accounted for 46% of total revenues in 2011 as compared to 18% in 2010.  Revenues from chemicals decreased 6% and accounted for 54% of total revenues in 2011 as compared to 82% in 2010.  Within the chemicals segment, revenues for 2011 changed as follows as compared to 2010: (i) revenues from the bleach activator decreased 12%; (ii) revenues from the proprietary herbicide and intermediates increased 7%; (iii) revenues from CPOs decreased 24%; (iv) revenues from DIPB increased 8%; and (v) revenues from other products decreased 4%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals segment revenue base, accounting for 35% of total revenues for the year ended December 31, 2011 as compared to 54% for the year ended December 31, 2010.  These products comprised a smaller percentage of our total revenues in 2011 as revenues from our biofuels segment assumed a larger percentage.  Additionally, revenues from the bleach activator decreased in 2011.  This decrease was attributable to reduced volumes sold in 2011.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide, the increase in revenues in 2011 as compared to 2010 was primarily the result of pricing increases caused by increased raw material costs.

Revenues from CPOs and DIPB together decreased 7% during 2011.  The end market for CPOs is the automotive industry and demand for this product has fluctuated significantly over the last couple of years.  In 2010, this product benefited from the improved economic conditions of the automotive industry.  In 2011, this product suffered from a reduction in demand.  Some of the decrease in CPO revenues was offset by an increase in revenues from DIPB in 2011 as compared to 2010.

Revenues from other custom chemical products decreased 17% in 2011 as compared to 2010.  This decrease was almost entirely due to production ceasing in early 2011 on one product which we campaigned for a customer in 2010.  A second campaign for this same customer was started in the fourth quarter of 2011.  Revenues from proprietary chemicals increased 18% in 2011 as compared to 2010 and account for approximately 4% of total revenues in 2011.  This increase was due to sales of new performance chemicals, including crude glycerin, and increased sales of SSIPA.

Revenues from biofuels increased from $40,903,000 in 2010 to $141,648,000 in 2011.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel, and demand and production increased in 2011 relative to 2010.  The blenders credit expired on December 31, 2011 and has not been reinstated.  We continue to develop our regional fuel distribution business.  A substantial portion of our biodiesel sold in 2011 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2011 were $248,130,000 as compared to total cost of goods sold and distribution of $177,899,000 in 2010, an increase of 39%, which is comparable to the 41% increase in revenue for that period.

Cost of good sold and distribution for 2011 for our chemicals segment totaled $125,552,000 as compared to cost of goods sold and distribution for 2010 of $136,847,000.  On a percentage basis, the 8% reduction in costs of good sold and distribution in 2011 as compared to 2010 was comparable to the 6% reduction in 2011 chemical revenues, with the differences largely being attributable to differences in product mix from 2010 to 2011 and from the increase in biofuel related sales, which causes a higher percentage of our fixed costs to be allocated to our biofuels segment.  These items were partially offset by expenses we were unable to pass along to customers.

Cost of good sold and distribution for 2011 for our biofuel segment were $122,578,000 as compared to cost of good sold and distribution for 2010 of $41,052,000.  On a percentage basis, cost of goods sold and distribution increased 199% versus an increase in revenues of 246%.  This difference is due in part to our receipt of approximately $1,900,000 awarded to us under the USDA Section 9005 – Advanced Biofuel Producers program in the third quarter of 2011.  This award totaled $100,000 in 2010.  See Note 21 to our consolidated financial statements included elsewhere herein.  Based on the characteristics of the award, we recognize the income from it in the period funding is received.  Additionally, the $1.00 per gallon federal blenders credit existed throughout 2011 and it did not exist for the majority of 2010.  The existence of this credit was a significant factor in the profitability of biodiesel production.  Both the USDA Section 9005 – Advanced Biofuel Producer grant and the $1.00 per gallon federal blenders credit are recorded as a reduction to our cost of goods sold and distribution expenses in our consolidated statement of operations and comprehensive income.  Since December 31, 2011, we have continued to acquire biodiesel feedstock and produce biodiesel.  The $1.00 per gallon federal blenders credit expired effective December 31, 2011.

Operating Expenses

Operating expenses increased from $9,129,000 in 2010 to $10,140,000 in 2011.  The primary cause of this increase was an increase in compensation expense from $3,500,000 in 2010 to $4,050,000 in 2011.  This increase was primarily attributable to $502,000 being recognized in non-cash stock-based compensation expense in connection with the issuance of stock options to our board of directors and certain members of our management.  No such expense was recorded in 2010 as no stock-based compensation was granted.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2011 and 2010 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $25,000 at December 31, 2011.

Income Taxes

We had no liability for uncertain tax positions at December 31, 2011.  See Note 15 to our consolidated financial statements included elsewhere herein.

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

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At both December 31, 2011 and 2010, we recorded an allowance for doubtful accounts of $10,000, which pertained to one customer.  We historically have not experienced significant problems in collecting our receivables and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2011 and December 31, 2010, we recorded a reserve for closure/post-closure liabilities of $723,000 and $702,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for five specialty chemical customers in both 2011 and 2010 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $59,597,000, $57,074,000, and $42,773,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

We sell petroleum products from time to time on common carrier pipelines in part to maintain our status as a shipper on the pipeline.  When such transactions result in us purchasing and selling product to the same counterparty, such transactions are recorded net as an element of revenue.

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

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at December 31, 2011 and December 31, 2010.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2011 or December 31, 2010 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

At December 31, 2010, we had a short position in certain marketable debt securities.  No such position existed at December 31, 2011.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on other marketable securities we had purchased.  We were required to maintain a margin account at a broker to collateralize this obligation.  This margin account did not exist at December 31, 2011.

Contractual Obligations

The following table sets forth as of December 31, 2011 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,071	771	880	420	-
Purchase obligations(b)	16,015	16,015	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	-	-	-	-	-
Total	$18,086	$16,786	$880	$420	$-
__________

(a)	As of December 31, 2011, we had no borrowings under the $50 million credit agreement described above.

(b)	Purchase obligations within less than one year include: (i) the purchase of biodiesel feedstock to be taken during 2012; and (ii) various other infrastructure and capital repairs.

(c)
A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $723 at December 31, 2011.  We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility.  As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we incurred as a result of his default.  The former contractor counterclaimed against us for amounts he asserts are due him under our contract with him.  At this time, we do not believe that the general contractor’s default had, or his counterclaim against us will have, a material adverse effect on us or on our financial condition.

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (or HED) required by the USEPA for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the USEPA.  We brought suit against the trade association for reformation of the agreement and anti-trust violations for various reasons including, among other things, that we already paid our fair share of the costs for the data to the trade association, and that the fees and dues structure of the trade association were overly excessive, against public policy, and restrained competition.  The trade association counterclaimed against us for collection of fees and dues allegedly owed by us to it.  At this time, we are unable to determine what effect the trade association’s counterclaim against us will have on us or on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on our costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (electricity, coal, raw materials, biofuel feedstocks, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains a significant risk.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2011 or 2010.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2011 and 2010, the fair values of our derivative instruments were a net liability in the amount of $2,453,000 and $1,649,000, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection.  These items are principally comprised of crude corn oil and yellow grease and petrodiesel.  The availability and price of these items are subject to wide fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2011.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	140,175	LB	10%	$6,635	10.7%
Petrodiesel	4,884	GAL	10%	$1,448	2.3%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2011.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2011 or 2010 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

At December 31, 2010, we had a short position in certain marketable debt securities.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have on our other marketable securities.  The fair value of the securities totaled $(19,295,000) at December 31, 2010.  We maintained a margin account to collateralize these marketable debt securities.  This margin account maintained a balance of $21,086,000 at December 31, 2010, and was classified as restricted cash and cash equivalents in our consolidated balance sheet included herein.  We were obligated to purchase these securities at a future date.  To the extent that these marketable debt securities appreciated in value, we were exposed to off-balance sheet risks.  No such position existed at December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2011 and 2010 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2011, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri
March 15, 2012

RDGXBRLParseBegin

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
Assets
Cash and cash equivalents	$89,745	$91,057
Accounts receivable, net of allowances of $10	35,554	35,165
Accounts receivable – related parties	123	-
Inventory	57,439	37,372
Income taxes receivable	-	519
Prepaid expenses	1,460	1,240
Marketable securities	56,294	28,200
Restricted cash and cash equivalents	-	21,086
Other current assets	1,910	1,015
Total current assets	242,525	215,654
Property, plant and equipment, net	140,517	125,007
Intangible assets	-	94
Other assets	2,202	2,401
Total noncurrent assets	142,719	127,502
Total Assets	$385,244	$343,156

Liabilities and Stockholders’ Equity
Accounts payable	$18,665	$14,628
Accounts payable - related parties	3,023	468
Income taxes payable	1,123	-
Current deferred income tax liability	6,162	4,661
Deferred revenue – short-term	3,558	1,758
Short position – marketable debt securities	-	19,295
Accrued expenses and other current liabilities	3,225	3,341
Accrued expenses and other current liabilities - related parties	43	8
Total current liabilities	35,799	44,159
Deferred revenue – long-term	29,256	17,118
Contingent liability – long-term	2,521	2,289
Other noncurrent liabilities	924	903
Noncurrent deferred income tax liability	28,506	26,364
Total noncurrent liabilities	61,207	46,674
Total Liabilities	97,006	90,833
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,308,446 and 39,978,849 issued and outstanding as of December 31, 2011 and 2010, respectively	4	4
Accumulated other comprehensive income	1,803	525
Additional paid in capital	253,505	237,123
Retained earnings	32,926	14,671
Total stockholders’ equity	288,238	252,323
Total Liabilities and Stockholders’ Equity	$385,244	$343,156

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
for the Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands, except per share amounts)

	2011	2010	2009
Revenues	$304,614	$219,090	$194,217
Revenues – related parties	5,271	93	2,494
Cost of goods sold	237,867	169,776	151,359
Cost of goods sold – related parties	6,996	4,044	5,933
Distribution	2,824	3,553	4,894
Distribution - related parties	443	526	88
Gross profit	61,755	41,284	34,437
Selling, general, and administrative expenses
Compensation expense	4,050	3,500	3,605
Other expense	2,044	1,794	1,530
Related party expense	534	341	298
Research and development expenses	3,512	3,494	4,165
	10,140	9,129	9,598
Income from operations	51,615	32,155	24,839
Interest and dividend income	3,495	1,135	403
Interest expense	(184)	(74)	(27)
Loss on foreign currency	-	-	(3)
(Loss) gain on marketable securities	(1,889)	997	(15)
Other income (expense)	(262)	(35)	249
	1,160	2,023	607
Income before income taxes	52,775	34,178	25,446
Provision for income taxes	18,266	11,084	8,454
Net income	$34,509	$23,094	$16,992

Earnings per common share
Basic	$0.85	$0.63	$0.60
Diluted	$0.84	$0.62	$0.58
Weighted average shares outstanding
Basic	40,708,552	36,526,105	28,190,300
Diluted	40,886,693	37,188,328	29,254,272

	2011	2010	2009
Comprehensive income
Net income	$34,509	$23,094	$16,992
Other comprehensive income, net of tax of $797 in 2011, $306 in 2010, and $14 in 2009	1,278	487	23
Comprehensive income	$35,787	$23,581	$17,015

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2011, 2010, and 2009
(Dollars in thousands)

	2011	2010	2009
Cash flows provided by operating activities
Net income	$34,509	$23,094	$16,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,098	7,564	7,517
Provision for deferred income taxes	2,846	3,429	1,025
Change in fair value of derivative instruments and marketable securities	617	(93)	(1,236)
Other than temporary impairment of marketable securities	2,710	-	-
Impairment of fixed assets	466	-	-
Loss (gain) on investments	(590)	(1,184)	15
Losses on disposals of fixed assets	262	318	240
Stock based compensation	502	-	873
Noncash interest expense	21	22	22
Changes in operating assets and liabilities:
Accounts receivable	(389)	(13,406)	(1,711)
Accounts receivable – related parties	(123)	-	-
Inventory	(20,067)	(10,929)	1,141
Income taxes receivable	519	393	(120)
Prepaid expenses	(220)	56	(3)
Prepaid expenses - related parties	-	23	(23)
Accrued interest on marketable securities	(123)	32	5
Other assets	633	338	(19)
Accounts payable	4,037	360	937
Accounts payable - related parties	2,555	(88)	134
Income taxes payable	1,123	-	-
Accrued expenses and other current liabilities	(116)	509	581
Accrued expenses and other current liabilities - related parties	35	(60)	47
Deferred revenue	12,124	7,958	(646)
Other noncurrent liabilities	-	(497)	112
Net cash provided by operating activities	50,429	17,839	25,883
Cash flows from investing activities
Restricted cash	21,086	(21,086)	-
Collateralization of derivative instruments	(2,133)	326	5,270
Purchase of marketable securities	(87,320)	(50,151)	(23,964)
Proceeds from the sale of marketable securities	40,196	47,012	35,972
Net sales of auction rate securities	-	2,800	12,185
Proceeds from the sale of commercial paper	-	-	15,424
Proceeds from the sale of fixed assets	12	3	17
Contingent purchase price payment	-	-	(312)
Capital expenditures	(23,208)	(9,671)	(23,162)
Net cash provided by (used in) investing activities	(51,367)	(30,767)	21,430
Cash flows from financing activities
Proceeds from the issuance of stock	15,872	70,736	-
Excess tax benefits associated with stock options	8	-	-
Purchase of warrants	-	(1,210)	(799)
Payment of dividend	(16,254)	(31,053)	(8,457)
Net cash provided by (used in) financing activities	(374)	38,473	(9,256)
Net change in cash and cash equivalents	(1,312)	25,545	38,057
Cash and cash equivalents at beginning of period	91,057	65,512	27,455
Cash and cash equivalents at end of period	$89,745	$91,057	$65,512

Cash paid for interest	$5	$2	$8

Cash paid for income taxes	$13,773	$8,081	$7,677

Non-cash capital expenditures	$2,059	$3,859	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	Common Stock		Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2008	28,190,300	$3	$15	$167,524	$14,095	$181,637
Special cash dividend	-	-	-	-	(8,457)	(8,457)
Stock based compensation	-	-	-	873	-	873
Purchase of warrants	-	-	-	(799)	-	(799)
Other comprehensive income	-	-	23	-	-	23
Net income	-	-	-	-	16,992	16,992
Balance - December 31, 2009	28,190,300	3	38	167,598	22,630	190,269
Special cash dividend	-	-	-	-	(31,053)	(31,053)
Proceeds from the issuance of stock	11,788,549	1	-	70,735	-	70,736
Purchase of warrants	-	-	-	(1,210)	-	(1,210)
Other comprehensive income	-	-	487	-	-	487
Net income	-	-	-	-	23,094	23,094
Balance – December 31, 2010	39,978,849	4	525	237,123	14,671	252,323
Cash dividends (special and regular)	-	-	-	-	(16,254)	(16,254)
Proceeds from the issuance of stock	1,329,597	-	-	15,872	-	15,872
Stock based compensation	-	-	-	502	-	502
Excess income tax benefits from exercise of stock options	-	-	-	8	-	8
Other comprehensive income	-	-	1,278	-	-	1,278
Net income	-	-	-	-	34,509	34,509
Balance – December 31, 2011	41,308,446	$4	$1,803	$253,505	$32,926	$288,238

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering (see Note 17).

On October 31, 2006, Viceroy acquired all of the issued and outstanding shares of Eastman SE, Inc. (“Eastman SE”)  from Eastman Chemical Company (“Eastman Chemical”).  Immediately subsequent to the acquisition, Viceroy changed its name to FutureFuel Corp. (“FutureFuel”) and Eastman SE changed its name to FutureFuel Chemical Company (“FutureFuel Chemical”).

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

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This included the production of biofuels (biodiesel) and biobased specialty chemical products (biobased solvents, chemicals, and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

Certain prior year balances have been reclassified to conform to the current presentation.

2)           Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., which was formed in 2009 to acquire a granary in Marianna, Arkansas, and FutureFuel Warehouse Company, LLC, which was formed in 2011 to acquire a warehouse in Batesville, Arkansas.  All significant intercompany transactions have been eliminated.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.  FutureFuel places its temporary cash investments with high credit quality financial institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company.  Sales of the bleach activator totaled $70,179 for the year ended December 31, 2011 and $79,537 for the year ended December 31, 2010.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates totaled $38,925 for the year ended December 31, 2011 and $36,509 for the year ended December 31, 2010.  Sales of biodiesel to one customer totaled $64,795 for the year ended December 31, 2011 and $14,191 for the year ended December 31, 2010.

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

Property, plant, and equipment

Property, plant, and equipment is carried at cost.  Maintenance and repairs are charged to earnings; replacements and betterments are capitalized.  When FutureFuel retires or otherwise disposes of an asset, it removes the cost of such asset and related accumulated depreciation from the accounts.  FutureFuel records any profit and loss on retirement or other disposition in earnings.  Depreciation is provided using the straight-line method over the following estimated useful lives:

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

Impairment of assets

FutureFuel evaluates the carrying value of long-lived assets when events or changes in circumstances indicate that the carrying value may not be recoverable.  Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal.  For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

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

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  All custom manufactured products are manufactured under written contracts.  Performance chemicals and biofuels are usually sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  FutureFuel does not offer rebates or warranties.

Bill and hold transactions for 2011 related to five specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $59,597, $57,074, and $42,773 for the years ended December 31, 2011, 2010, and 2009, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general, and administration expense

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.  Netted from the cost of goods sold is the biodiesel tax incentive for blending biodiesel with petrodiesel.  The biodiesel tax credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel.  The credit was recognized as it was earned, i.e., when biodiesel blended with petrodiesel was sold.  The tax credit terminated on December 31, 2011.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in shareholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 7).  For the year ended December 31, 2011, FutureFuel recorded other comprehensive income of $1,278, net of income taxes of $797, on these securities.  For the year ended December 31, 2010, FutureFuel recorded other comprehensive income of $487, net of income taxes of $306, on these securities.  For the year ended December 31, 2009, FutureFuel recorded other comprehensive income of $23, net of income taxes of $14, on these securities.  For the year ended December 31, 2011, FutureFuel reclassified a portion of its unrealized losses related to certain of its available-for-sale securities from OCI to a component of net income, as a result of recording an other than temporary impairment.  This reclassification totaled $1,669, net of income taxes of $1,041.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

3)           Business combination

On October 31, 2006, FutureFuel acquired all of the issued and outstanding shares of Eastman SE from Eastman Chemical for cash consideration and $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on November 1, 2006 and ending on October 31, 2009.  Immediately subsequent to its acquisition, Eastman SE changed its name to FutureFuel Chemical.  Cumulative contingent purchase price payments to Eastman Chemical based on volumes of biodiesel sold totaled $745 through December 31, 2009.  The contingent purchase price payments offset a contingent consideration liability that FutureFuel recorded as of the closing date of the acquisition.  This contingent consideration liability was established based upon management’s estimates, as of the closing date of the acquisition, of the volume of biodiesel that would be sold during the three-year period beginning November 1, 2006 and ending October 31, 2009.  As of December 31, 2009, FutureFuel eliminated this remaining liability from its balance sheet as it no longer had any obligation to Eastman Chemical, and FutureFuel simultaneously wrote-down its assets by the same amount; the elimination of the contingent consideration liability had no impact on earnings.

4)           Reinstatement of biodiesel blenders tax credit

In December 2010, the government of the United States passed into law the retroactive reinstatement of the $1.00 per gallon biodiesel blenders tax credit.  This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2010 to December 31, 2010 qualifying for this credit.  The credit related to 2010 activity totaled $10,785 and was recorded as a reduction to cost of goods sold in the forth quarter of 2010.  The related receivable was recorded as a component of accounts receivable at December 31, 2010.  This receivable was fully collected in February 2011.  The blenders credit expired on December 31, 2011 and was not renewed.

5)           Inventories

The carrying values of inventory were as follows as of December 31:

	2011	2010
At average cost (approximates current cost)
Finished goods	$19,481	$6,659
Work in process	3,643	1,999
Raw materials and supplies	47,833	36,652
	70,957	45,310
LIFO reserve	(13,518)	(7,938)
Total inventories	$57,439	$37,372

6)           Derivative instruments

FutureFuel is exposed to certain risks relating to its ongoing business operations.  Commodity price risk is the primary risk managed by using derivative instruments.  Regulated fixed price futures and option contracts are utilized to manage the price risk associated with future purchases of feedstock used in FutureFuel’s biodiesel production along with physical feedstock and finished product inventories attributed to this process.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a (loss) gain of $(20), $(928), and $488 for the years ended December 31, 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2011		2010
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(300)	$(2,221)	(225)	$(1,620)
Regulated fixed price future commitments, included in other current assets	(71)	$(232)	(44)	$(29)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,363 and $2,230 at December 31, 2011 and 2010, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

7)           Marketable securities

At December 31, 2011 and 2010, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

These securities were comprised of the following at December 31:

	2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,442	$4,433	$(647)	$37,228
Preferred stock	10,718	110	(1,029)	9,799
Trust preferred securities	9,210	65	(8)	9,267
Total	$53,370	$4,608	$(1,684)	$56,294

	2010
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$13,681	$854	$(8)	$14,527
Preferred stock	5,198	186	(22)	5,362
Trust preferred securities	8,469	16	(174)	8,311
Total	$27,348	$1,056	$(204)	$28,200

The aggregate fair value of investments with unrealized losses totaled $13,283 and $7,391 at December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010 FutureFuel had a total of $257 and $0 invested in marketable securities that were in an unrealized loss position for a greater than 12 month period, respectively.

In 2011 FutureFuel realized $830 in aggregate net gains from the sale of available for sale securities.  As such, it recategorized this amount from accumulated other comprehensive income to a component of net income.  This amount totaled a net aggregate gain of $656 and a net aggregate loss of $15 in 2010 and 2009, respectively.

At December 31, 2010, FutureFuel maintained a short position in certain marketable debt securities.  No such position existed at December 31, 2011.  The purpose of this position was to help mitigate the potential negative impact an increase in interest rates would have had on other marketable securities FutureFuel purchased.  The securities comprising this position were carried at fair value, with unrealized gains and losses reported as a component of net income.  The amortized, cost, unrealized gains, unrealized losses, and fair value, including accrued interest, of these securities totaled $(19,107), $-, $(188), and $(19,295), respectively, as December 31, 2010.  The margin account maintained with a broker to collateralize these securities carried a balance of $21,086 at December 31, 2010 and was classified as restricted cash and cash equivalents in the consolidated balance sheet.

8)           Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2011	2010
Land and land improvements	$5,755	$5,005
Buildings and building equipment	27,216	23,523
Machinery and equipment	138,350	110,441
Construction in progress	4,595	12,857
Accumulated depreciation	(35,399)	(26,819)
Total	$140,517	$125,007

Depreciation expense totaled $9,004, $7,450, and $7,404 for the years ended December 31, 2011, 2010, and 2009, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2011	2010
Cost	$567	$567
Accumulated amortization	(567)	(473)
Total	$-	$94

Amortization expense totaled $94, $114, and $113 for the years ended December 31, 2011, 2010, and 2009, respectively.

10)           Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $2,202 and $2,401 at December 31, 2011 and 2010, respectively.

11)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2011	2010
Accrued employee liabilities	$1,710	$1,727
Accrued property, use, and franchise taxes	1,521	1,174
Other	37	448
Total	$3,268	$3,349

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

There were no borrowings at December 31, 2011 or December 31, 2010.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

13)           Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act.  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $723 and $702 as of December 31, 2011 and 2010, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2011	2010
Beginning balance	$702	$680
Accretion expense	21	22
Balance at December 31	$723	$702

14)           Stock based compensation

The board of directors of FutureFuel adopted an omnibus incentive plan which was approved by the shareholders of FutureFuel at its 2007 annual shareholder meeting on June 26, 2007.  The purpose of the plan is to:

•
Encourage ownership in FutureFuel by key personnel whose long-term employment with or engagement by FutureFuel or its subsidiaries is considered essential to its continued progress and, thereby, encourage recipients to act in FutureFuel's shareholders’ interests and share in its success;

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

In December 2009, FutureFuel granted a total of 185,000 stock options to members of its board of directors (“Director Options”).  Additionally, FutureFuel granted a total of 95,500 stock options to selected members of its management (“Management Options”).  The options awarded in December 2009 have an exercise price equal to the last quoted price of FutureFuel’s common stock on the date of grant as quoted on the Over-the-Counter Bulletin Board.  The Director Options and Management Options vested immediately upon grant.  Both the Director Options and the Management Options expire on December 21, 2014.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

No options were awarded in 2010.

In April 2011, FutureFuel granted a total of 80,000 Director Options to members of its board.  Additionally, FutureFuel granted a total of 40,000 Management Options to selected members of its management.  The options awarded in April 2011 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange.  The Director Options and Management Options vested immediately upon grant.  Both the Director Options and the Management Options expire on April 29, 2016.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	December 2009 Options	April 2011 Options
Expected volatility rate	73.10%	61.53%
Expected dividend yield	0.00%	3.14%
Risk-free interest rate	1.12%	0.81%
Expected forfeiture rate	0.00%	0.00%
Expected term in years	2.5	2.5

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

FutureFuel only granted stock options in 2008, 2009, and 2011 and does not have a substantial historical record of share-based award transactions on which to base an estimate of expected term.  FutureFuel has therefore elected to utilize the “simplified” method of estimating expected term as discussed in Staff Accounting Bulletins No. 107 and No. 110.

For the years ended December 31, 2011, 2010, and 2009, total share-based compensation expense (before tax) totaled $502, $0, and $873, respectively.  In the year ended December 31, 2011, this balance was recorded as an element of selling, general, and administrative expense.  In the year ended December 31, 2009, $762, $74, and $37 of this balance was recorded as an element of selling, general, and administrative expense, cost of goods sold, and research and development expense, respectively.

The weighted average fair value of options granted in 2011 was $4.19 per option, in 2010 was $0 per option, and in 2009 was $3.11 per option.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2009 and ending December 31, 2011 is presented below.

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2009	142,000	$5.25
Granted	280,500	$7.00
Exercised	-	$-
Canceled, forfeited or expired	-	$-
Outstanding at December 31, 2009	422,500	$6.41
Granted	-	$-
Exercised	(5,000)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2010	417,500	$6.40
Granted	120,000	$12.74
Exercised	(15,612)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2011	521,888	$7.84

There were 1,819,700 options available for grant under the incentive plan at December 31, 2011.  The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2011	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2011	Weighted Average Exercise Price
$4.00	37,000	1.27	$4.00	37,000	$4.00
$5.65	100,000	1.95	$5.65	100,000	$5.65
$6.48	5,000	1.75	$6.48	5,000	$6.48
$7.00	259,888	2.89	$7.00	259,888	$7.00
$12.74	120,000	4.33	$12.74	120,000	$12.74
	521,888		$7.84	521,888	$7.84

The weighted average remaining contractual life of all exercisable options is 2.92 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2011 and 2010 are $2,427 and $1,480, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2011 and December 31, 2010, respectively, exceeded the exercise price of the options granted.

No stock was awarded in 2010, but 5,000 stock options were exercised that year.  In 2010, FutureFuel realized gross proceeds from stock option exercises of $35 and realized a net tax benefit of $5.  No stock was awarded in 2011, but 15,612 stock options were exercised that year.  In 2011, FutureFuel realized gross proceeds from stock option exercises of $108 and realized a net tax benefit of $26.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15)           Provision for income taxes

The following table summarizes the provision for income taxes:

	2011	2010	2009
Income before taxes - U.S.	$52,775	$34,178	$25,446
Provision for income taxes:
Current	$13,756	$6,840	$6,811
Deferred	2,547	3,056	739
State and other
Current	1,664	815	843
Deferred	299	373	61
Total	$18,266	$11,084	$8,454

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2011	2010	2009
Amount computed using the statutory rate of 35%	$18,471	$11,962	$8,906
Section 199 manufacturing deduction	(1,017)	(463)	(237)
Agri-biodiesel production credit	(975)	(640)	(975)
Credit for increasing research activities	(73)	(106)	(144)
Alternative fueling equipment credit	(69)	(79)	(160)
Tax exempt interest income	-	(6)	(74)
Change in the valuation allowance	(218)	(437)	(23)
State income taxes, net	2,112	1,368	1,011
Reversal of unrecognized tax benefits	-	(718)	-
Other	35	203	150
Provision for income taxes	$18,266	$11,084	$8,454

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2011	2010
Deferred tax assets
Vacation pay	$143	$124
Allowance for doubtful accounts	4	4
Inventory reserves	544	392
Self insurance	154	128
Asset retirement obligation	256	248
Derivative instruments	105	407
Stock based compensation	610	435
Other	217	83
Total deferred tax assets	2,033	1,821
Deferred tax liabilities
Available for sale securities	(83)	(327)
Accrued expenses	(528)	(19)
LIFO inventory	(5,179)	(4,717)
Intangible assets	-	(37)
Depreciation	(29,934)	(27,357)
Other	(952)	(112)
Total deferred tax liabilities	(36,676)	(32,569)
Valuation allowance	(25)	(277)
Net deferred tax liabilities	$(34,668)	$(31,025)
As recorded in the consolidated balance sheet
Current deferred tax liability	$(6,162)	$(4,661)
Noncurrent deferred tax liability	(28,506)	(26,364)
Net deferred tax liabilities	$(34,668)	$(31,025)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The effective tax rates for the years December 31, 2011 and 2010 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits, recorded as an element of other noncurrent liabilities, totaled $0 at December 31, 2011 and 2010.

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2011	2010
Beginning balance	$-	$559
Recognition into income, statute of limitations expiration	-	(559)
Balance at December 31	$-	$-

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $0 at December 31, 2011 and December 31, 2010 for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2008 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

16)           Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals.  The cost of the construction has been funded by the customers.  Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements.  As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue.  Deferred revenue totaled $32,814 at December 31, 2011, with $3,558 classified as a current liability and $29,256 classified as a noncurrent liability.  Deferred revenue totaled $18,876 at December 31, 2010, with $1,758 classified as a current liability and $17,118 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2011	2010
Beginning balance	$18,876	$9,348
Amortization	(2,015)	(1,545)
Additions	15,953	11,073
Balance at December 31	$32,814	$18,876

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals.  If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency.  As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant.  This balance totaled $2,521 and $2,289 at December 31, 2011 and 2010, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

None of FutureFuel’s warrants were exercised in 2009.  FutureFuel did repurchase and cancel 1,642,300 of its warrants in 2009 for an aggregate purchase price of $799.  At December 31, 2009, warrants to purchase 19,675,200 shares of FutureFuel’s common stock were outstanding and unexercised.

In 2010, 11,783,549 warrants to purchase an equal number of FutureFuel’s common stock were exercised.  Proceeds from the exercise of the warrants totaled $70,701.  FutureFuel did repurchase and cancel 5,617,230 of its warrants in 2010 for an aggregate purchase price of $1,210.  On July 12, 2010, the remaining 2,274,421 warrants expired without being exercised.  At December 31, 2010, no warrants to purchase FutureFuel’s common stock were outstanding.

On February 10, 2011, FutureFuel filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby FutureFuel registered shares of its common stock, preferred stock, warrants, rights, and units which it might issue in the future in an aggregate amount not to exceed $50,000.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, FutureFuel commenced an “At-the-Market” offering under which FutureFuel may from time to time over the succeeding three years sell up to 3,000,000 shares of its common stock.  During 2011, FutureFuel issued 1,313,985 shares of its common stock pursuant to this “At-the-Market” offering for an net aggregate purchase price of $15,763, and paid its underwriters $488 as compensation with respect to such issuances.

18)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2011	2010	2009
Net income available to common stockholders	$34,509	$23,094	$16,992

Weighted average number of common shares outstanding	40,708,552	36,526,105	28,190,300
Effect of warrants	-	610,866	1,045,203
Effect of stock options	178,141	51,357	18,769
Weighted average diluted number of common shares outstanding	40,886,693	37,188,328	29,254,272

Basic earnings per share	$0.85	$0.63	$0.60
Diluted earnings per share	$0.84	$0.62	$0.58

Certain warrants to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the year ended December 31, 2009 as they were anti-dilutive in the period.  The weighted average number of warrants excluded on this basis was 10,658,750.  Additionally, certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2011, 2010, and 2009 as they were anti-dilutive in the period.  The weighted average number of options excluded on this basis was 90,000, 211,625, and 53,750, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19)           Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings.  Company contributions totaled $1,747, $1,605, and $1,663 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Related party balance sheet accounts

	2011	2010
Accounts receivable
Biodiesel, petrodiesel, and blends	$123	$-
Total accounts receivable	$123	$-
Accounts payable
Natural gas and fuel purchases	$3,023	$468
Total accounts payable	$3,023	$468
Accrued liabilities
Travel and administrative services	$43	$8
Total accrued liabilities	$43	$8

Related party income statement accounts

	2011	2010	2009
Revenues
Biodiesel, petrodiesel, and blends	$5,271	$93	$2,494
Total revenues	$5,271	$93	$2,494
Cost of goods sold
Biodiesel, petrodiesel, and blends	$2,749	$-	$2,802
Natural gas purchases	4,155	3,846	2,706
Income tax, consulting services and other	92	198	425
Total cost of goods sold	$6,996	$4,044	$5,933
Distribution
Distribution and related services	$443	$526	$88
Total distribution	$443	$526	$88
Selling, general and administrative expense
Commodity trading advisory fees	$132	$151	$132
Travel and administrative services	402	190	166
Total selling, general, and administrative expense	$534	$341	$298

Biodiesel, petrodiesel and blends

FutureFuel enters into agreements to sell biofuels (biodiesel, petrodiesel, biodiesel/petrodiesel blends, RINs, and biodiesel production byproducts) to an affiliate from time to time.  Such agreements are priced at the then current market price of biodiesel or petrodiesel, as applicable, as determined from bids from other customers and/or market pricing services.  Cost of goods sold related to these sales includes variable costs and allocated fixed costs.

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

Additionally, FutureFuel leases oil storage capacity from an affiliate under a storage and thruput agreement.  This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate.  Expenses related to this agreement include monthly lease charges, generally on a per barrel basis, and associated heating, thruput, and other customary terminalling charges.

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

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leased from the affiliate railcars upon the same terms, conditions, and price the affiliate leased the railcars.  Lease terms for individual railcars began upon delivery of the railcars.  Forty railcars were received through December 31, 2009.  From the onset of this lease, FutureFuel paid lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself.  Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lessor.  In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate.  Expenses related to this lease were $331 for each of the years ended December 31, 2011, 2010, and 2009.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

21)           Segment information

FutureFuel has two reportable segments organized along product lines – chemicals and biofuels.  The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the years ended December 31, 2011, 2010, and 2009 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2011	$295,780	$14,105	$309,885
December 31, 2010	$201,496	$17,687	$219,183
December 31, 2009	$179,505	$17,206	$196,711

For the years ended December 31, 2011, 2010, and 2009, revenues from Mexico accounted for 4%, 7%, and 8%,  respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during 2011, 2010, or 2009 did not exceed 1% of total revenues.

Summary of business by segment

	2011	2010	2009
Revenues
Chemicals	$168,237	$178,280	$143,759
Biofuels	141,648	40,903	52,952
Total Revenues	$309,885	$219,183	$196,711
Segment gross margins
Chemicals	$42,685	$41,433	$33,007
Biofuels	19,070	(149)	1,430
Segment gross margins	61,755	41,284	34,437
Corporate expenses	10,140	9,129	(9,598)
Income before interest and taxes	51,615	32,155	24,839
Interest and dividend income	3,495	1,135	403
Interest and other (expense) income	(2,335)	888	204
Provision for income taxes	(18,266)	(11,084)	(8,454)
Net income	$34,509	$23,094	$16,992

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

Gross margins for the biofuels segment for the year ended December 31, 2009 were favorably impacted by the receipt of $2,000 from the State of Arkansas in that year resulting from FutureFuel’s biodiesel operating cost grant application under the Arkansas Alternative Fuels Development Program.  The $0.20 per gallon Arkansas producer credit is capped at 10 million gallons of production, or $2 million, per defined time intervals.  FutureFuel applied for funding under this program for biodiesel produced during the interval beginning July 1, 2008 and ending June 30, 2009 and received the $2 million credit in July 2009.  No funding was available for this program in 2010 or 2011, nor does FutureFuel expect funding to be available in 2012.  Based on the characteristics of the Arkansas Alternative Fuels Development Program and the State funding behind this program, FutureFuel recognizes income in the period funding is received.

Gross margins for the biofuels segment for the year ended December 31, 2011 were favorably impacted by the receipt of approximately $1,900 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in the third quarter of 2011.  This award totaled $100 in 2010.  Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received.

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

FutureFuel’s short position at December 31, 2010 on marketable debt securities has been classified within level 2 as the valuation inputs are indirectly observable for the liability.

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,453)	$(2,453)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,294	$56,294	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2010	Level 1	Level 2	Level 3
Derivative instruments	$(1,649)	$(1,649)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$28,200	$28,200	$-	$-
Short position on marketable debt securities	$(19,295)	$-	$(19,295)	$-

23)           Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2011 were as follows:

2012	$771
2013	348
2014	292
2015	240
2016	240
Thereafter	180
Total	$2,071

Lease expenses totaled $925, $934, and $1,446 for the years ended December 31, 2011, 2010, and 2009, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of crude corn oil and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Deferred payments to Eastman Chemical

In connection with the purchase of shares of Eastman SE, FutureFuel agreed to pay Eastman Chemical $0.02 per gallon of biodiesel sold by FutureFuel during the three-year period commencing on October 31, 2006 and ending on October 31, 2009.  Payments to Eastman Chemical in 2011, 2010, and 2009 for this agreement totaled $0, $0, and $312, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

24)           Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2011
Revenues	$55,241	$74,728	$90,307	$89,609
Gross profit	$4,999	$15,429	$21,995	$19,332
Net income	$2,716	$8,439	$12,733	$10,621
Net income per common share:
Basic	$0.07	$0.21	$0.31	$0.26
Diluted	$0.07	$0.21	$0.31	$0.26

2010
Revenues	$47,763	$51,714	$66,093	$53,613
Gross profit	$7,941	$6,302	$11,876	$15,165
Net income	$3,659	$2,763	$6,551	$10,121
Net income per common share:
Basic	$0.13	$0.08	$0.16	$0.25
Diluted	$0.12	$0.07	$0.16	$0.25

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

25)           Recently issued accounting standards

In May 2011, the FASB issued amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by FASB and the International Accounting Standards Board.  The guidance is effective for reporting periods beginning after December 15, 2011.  The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures.  FutureFuel has concluded that the new guidance will not have a material impact on its consolidated statements of operations and comprehensive income, consolidated balance sheets, or related disclosures.

In June 2011, FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Upon adoption, FutureFuel will continue to present components of comprehensive income in its consolidated statements of operations and comprehensive income.  Since this new guidance will affect disclosure requirements only, FutureFuel has concluded that it will not have a material impact on FutureFuel’s financial position or results of operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

26)           Reserve roll forwards - valuation and qualifying accounts

		Additions
	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$-	$10
LIFO inventory	7,938	5,580	-	-	13,518
Aged and obsolete inventory	279	181	-	-	460
Deferred tax valuation allowance	277	-	-	252	25
Aged and obsolete supplies and parts	719	209	-	-	928
	$9,223	$5,970	$-	$252	$14,941

		Additions
	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010
Reserve for:
Doubtful accounts and returns	$-	$10	$-	$-	$10
LIFO inventory	5,926	2,012	-	-	7,938
Aged and obsolete inventory	257	22	-	-	279
Deferred tax valuation allowance	714	-	-	437	277
Aged and obsolete supplies and parts	710	9	-	-	719
	$7,607	$2,053	$-	$437	$9,223

		Additions
	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009
Reserve for:
Doubtful accounts and returns	$4	$1	$-	$5	$-
LIFO inventory	4,682	1,244	-	-	5,926
Aged and obsolete inventory	253	4	-	-	257
Deferred tax valuation allowance	737	-	-	23	714
Aged and obsolete supplies and parts	666	44	-	-	710
	$6,342	$1,293	$-	$28	$7,607

RDGXBRLParseEnd

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2011
Revenues	$55,241	$74,728	$90,307	$89,609
Gross profit	$4,999	$15,429	$21,995	$19,332
Net income	$2,716	$8,439	$12,733	$10,621
Net income per common share:
Basic	$0.07	$0.21	$0.31	$0.26
Diluted	$0.07	$0.21	$0.31	$0.26

2010
Revenues	$47,763	$51,714	$66,093	$53,613
Gross profit	$7,941	$6,302	$11,876	$15,165
Net income	$3,659	$2,763	$6,551	$10,121
Net income per common share:
Basic	$0.13	$0.08	$0.16	$0.25
Diluted	$0.12	$0.07	$0.16	$0.25

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2009, 2010, and 2011, and no other independent accountant was so engaged.  There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FutureFuel Corp.:

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 15, 2012 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri
March 15, 2012

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2011.

Item 9B. Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, executive chairman of the board	68	2005	2012
Lee E. Mikles, chief executive officer and president	56	2005	2014
Edwin A. Levy	74	2005	2013
Thomas R. Evans	57	2006	2014
Richard L. Knowlton	79	2007	2012
Paul G. Lorenzini, chief operating officer	72	2007	2012
Donald C. Bedell	70	2008	2013
Paul Manheim	63	2011	2014

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Executive chairman of the board	68	2005
Lee E. Mikles	Chief executive officer and president	56	2005
Paul G. Lorenzini	Chief operating officer	72	2008
Douglas D. Hommert	Principal financial officer, executive vice president, secretary and treasurer	56	2005

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel Dortch	Executive vice president and general manager	63	2007
David Baker	Senior vice president - operations support	65	2006
Christopher Schmitt	Chief financial officer	33	2011

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception.  For at least the past five years, Mr. Novelly has been chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system.  Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman and a director of World Point Terminals, Inc., a Delaware company based in Missouri which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Premier American Bank, N.A.  Within the past five years, Mr. Novelly also served on the board of directors of Intrawest Corporation, a company in the destination resorts and adventure travel industry, The Bear Stearns Companies, Inc., a broker-dealer and global securities and investment firm, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

Our board believes that Mr. Novelly’s experience, knowledge, skills, and expertise as our chairman since 2005 and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value.  Additionally, Mr. Novelly’s experience as the chief executive officer of Apex Oil Company, Inc., AIC Limited, and St. Albans Global Management, Limited Partnership, LLLP and as the chairman of World Point Terminals. Inc., as well as a number of executive positions with other oil refining, terminalling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Lee E. Mikles has been our chief executive officer and a member of our board since inception.  In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008.  Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005.  He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005.  Additionally, Mr. Mikles has served on the board of directors of Pacific Capital Bankcorp., Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Imperial Bank and Imperial Bancorp.  He currently serves on the board of directors of Boss Holdings, Inc. and is a member of the audit committee for Boss Holdings, Inc.

Our board believes that Mr. Mikles’ experience, knowledge, skills, and expertise as our chief executive officer and his knowledge of our operations and business strategies gained over his six plus years of service to us in various roles provide valuable perspective to our board and add significant value.  Additionally, Mr. Mikles’ finance and investment experience from his involvement with Mikles/Miller Management, Inc. is integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Mikles’ service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Our board believes that Mr. Lorenzini’s experience, knowledge, skills, and expertise as our chief operating officer and his knowledge of our operations and business strategies gained over his five plus years of service as chief operating officer provide valuable perspective to our board and add significant value.  Additionally, Mr. Lorenzini’s operational and management experience with Bunzl PLC and Bunzl USA is integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Lorenzini?痵 service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Our board believes that Mr. Hommert’s experience, knowledge, skills, and expertise as our executive vice president and his knowledge of our operations and business strategies gained over his six plus years of service to us in various roles, including principal financial officer, provide valuable perspective to our board and add significant value.  Additionally, Mr. Hommert’s experience as the executive vice president and general counsel of Apex Oil Company, Inc., as well as a number of executive positions with other oil terminalling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Hommert’s experience in the legal and accounting professions strengthens the functioning of our company.

Edwin A. Levy has been a member of our board since November 2005.  In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor.  Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee.  He is a director of World Point Terminals, Inc., a Delaware company based in Missouri which owns and operates petroleum storage facilities in the United States.  In the past five years Mr. Levy was a director of Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing, and distributing custom carrying case solutions, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

Our board believes that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his six plus years of service to us in that capacity provide valuable perspective to our board and add significant value.  Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Our board believes that Mr. Evans’ experience, knowledge, skills, and expertise acquired as the president and chief executive officer at Bankrate, Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.  Additionally, Mr. Evans’ service and experience as the head of our audit committee and an independent director of our board, together with his experience as a director for other boards, including active involvement in strategy discussions and other matters, strengthen the functioning of our board.

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

Our board believes that Mr. Knowlton’s experience, knowledge, skills, and expertise acquired as the president, chief executive officer, and chief operating officer at Hormel Foods Corporation, including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.  Additionally, Mr. Knowlton’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, and his experience with the Horatio Alger Association, the University of Colorado Leeds School of Business, the Mayo Clinic, and the Eisenhower Medical Center, strengthens the governance and functioning of our board.

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states.  Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  He is also a director of World Point Terminal, Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminal, Inc.  In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminal, Inc.

Our board believes that Mr. Bedell’s experience, knowledge, skills, and expertise acquired as the chairman at Castle Partners, including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.  Additionally, Mr. Bedell’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Paul Manheim is currently a consultant to and a corporate director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific northwest consisting of multi-family, office, and mixed-use assets.  He was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005.  HAL Real Estate Investments Inc. is a subsidiary of HAL Holding N.V.  Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas.  Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer.  Mr. Manheim has served as a director of World Point Terminals, Inc. and its predecessor since 2009, and is chairman of the audit committee of World Point Terminals, Inc.  Within the past five years, Mr. Manheim was the chairman and managing director of HAL Investments Asia B.V. and served as a director of Intrawest Corporation.  Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and is a chartered accountant.

Our board believes that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Investments Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board.  Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board.  Finally, Mr. Manheim’s experience as the chairman of the audit committee of World Point Terminals, Inc. and his experience as a chartered accountant add significant value to our board.

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

Our board believes that Mr. Dortch’s experience, knowledge, skills, and expertise acquired as the executive vice president and general manager of FutureFuel Chemical Company, and his knowledge of our operations and business strategies gained over his six plus years of service to us in various roles and his years of service to Eastman Chemical Company, including his knowledge of the chemical business, add significant value to us.

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

Our board believes that Mr. Baker’s experience, knowledge, skills, and expertise acquired as a senior vice president of FutureFuel Chemical Company, and his knowledge of our operations and business strategies gained over his six plus years of service to us in various roles and his years of service to Eastman Chemical Company, including his knowledge of the chemical business as well as international experience, add significant value to us.

Christopher Schmitt has been the chief financial officer of FutureFuel Chemical Company since February 3, 2011.  Mr. Schmitt was a middle distillates operator for A.I.C. Limited from September 2009 to February 2011.  A.I.C. Limited is an affiliate of the Company’s chairman, Paul A. Novelly.  In this position, Mr. Schmitt assisted with the management and logistics of middle distillate product movements in Northwest Europe.  From 2003 to September 2009, Mr. Schmitt served as vice president of Pinnacle Consulting, Inc., an accounting and financial consulting firm based in St. Louis, Missouri.  Pinnacle Consulting, Inc. performs services for the Company’s chairman and affiliates of the Company’s chairman.  Prior to that, Mr. Schmitt served as an auditor for the accounting firms Arthur Andersen & Co. and KPMG LLP.  Mr. Schmitt is a licensed certified public accountant and a CFA charter holder.

Our board believes that Mr. Schmitt’s experience, knowledge, skills, and expertise acquired as chief financial officer of FutureFuel Chemical Company, and his knowledge of our operations and business strategies gained over his year of service to us in that  role, as well as experience as a licensed certified public accountant and CFA charter holder, add significant value to us.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2011, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2011, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2011:

•
Revelation Special Situations Fund Ltd. (formerly known as Osmium Special Situations Fund Ltd.) failed to file on a timely basis Forms 4 for 15 transactions in 2011, three transactions in 2010, and two transactions in 2009.

•	Mr. Dortch failed to timely file one report covering one transaction.
•	Mr. Schmitt failed to timely file his initial report.
•	Mr. Baker failed to timely file two reports covering two transactions.
•	Mr. Manheim failed to timely file his initial report and one report covering one transaction.

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
Paul Manheim

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert.  Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11. Executive Compensation.

General

Our board of directors has established a compensation committee.  The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  We paid each of our directors $25,000 for 2011.  We determined for 2011 not to pay salaries, bonuses, or other forms of cash compensation  to any of our executive officers (in their capacities as such) (other than our chief operating officer Paul Lorenzini and certain executive officers of FutureFuel Chemical Company as described below).  The compensation committee also approved the awarding of 120,000 stock options in the aggregate to our directors and certain of our executive officers in 2011.  The compensation committee also approved the payment, commencing in 2012, to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically.  No other director compensation and no compensation for our executive officers (other than certain executive officers of FutureFuel Chemical Company) have been set at this time for the calendar year 2012.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2012 results are capable of reasonable estimation.

In 2011, we paid salaries, bonuses, and other forms of compensation to our chief operating officer and to the officers of FutureFuel Chemical Company as described below.

Compensation Discussion and Analysis

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees.  In addition, our board adopted an Omnibus Incentive Plan (or the Incentive Plan) which was approved by our shareholders at our 2007 annual meeting on June 26, 2007.  The Incentive Plan provides equity-based compensation to our executive officers and our directors.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to our executive officers Messrs. Novelly, Mikles, or Hommert for 2011.  Our executive chairman, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP.  Our chief executive officer, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us.  Our executive vice president, secretary and treasurer, Mr. Hommert, receives compensation from our affiliate, Apex Oil Company, Inc.  None of Messrs. Novelly, Mikles, or Hommert received any increase in their salary, bonus, or other income to compensate them for their services to us.  We decided to pay a bonus of $100,000 to our chief operating officer, Mr. Lorenzini, in December 2011, which we believe was fair compensation for the services rendered.  In addition, we reimbursed affiliates of Mr. Novelly and Mr. Mikles $100,000 each for expenses incurred by such affiliates in Mr. Novelly and Mr. Mikles performing services for us.  As to our other executive officers, we continued their base salaries paid for 2010 with a modest percentage increase for 2011, which approximated a cost-of-living increase.

For the year 2011, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of the end of November 2011) after-tax earnings of FutureFuel Chemical Company for the year ended December 31, 2011, subject to certain adjustments.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  Eligible FutureFuel Chemical Company employees hired after January 1, 2011 received $250.  Eligible employees hired prior to January 1, 2011 received 114 hours of pay at their normal hourly rate.  Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $75,000, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors.  The bonuses were paid in cash on December 16, 2011.

We expect to establish an annual cash bonus program for fiscal years commencing after 2011 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights.  To date, options for 810,500 shares of stock and awards of 39,800 shares of stock have been made.  We issued 120,000 stock options in 2011, but did not issue any stock awards or stock appreciation rights.  We will consider issuing additional stock options, stock awards, and/or stock appreciation rights pursuant to the criteria set forth below.  However, no determinations have been made for 2012.

Eligible participants in the Incentive Plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares.  Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 2,670,000 shares, as of the date of adoption of the Incentive Plan.  Taking into account the prior grants of stock options and stock awards, there are 1,819,700 shares remaining to be issued under the Incentive Plan.

The Incentive Plan is administered by our board’s compensation committee (or Administrator).  The Administrator may appoint agents to assist it in administering the Incentive Plan.  The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan.  Such delegation may be revoked at any time.  All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2011.

Summary Compensation Table
Person	Year	Salary	Bonus	Stock Awards	Option Awards(d)	All Other Compensation(b)	Total
Paul A. Novelly(c)	2011	$0	$0	$0	$41,900	$25,000	$66,900
Executive chairman	2010	$0	$0	$0	$0	$25,000	$25,000
FutureFuel Corp.	2009	$0	$0	$0	$171,050	$25,000	$196,050
Lee E. Mikles(c)	2011	$0	$0	$0	$41,900	$25,000	$66,900
Chief executive officer	2010	$0	$0	$0	$0	$25,000	$25,000
FutureFuel Corp.	2009	$0	$0	$0	$171,050	$25,000	$196,050
Paul G. Lorenzini(c)	2011	$0	$100,000	$0	$41,900	$25,000	$166,900
Chief operating officer	2010	$0	$100,000	$0	$0	$25,000	$125,000
FutureFuel Corp.	2009	$0	$0	$0	$171,050	$25,000	$196,050
Douglas D. Hommert(c)	2011	$0	$0	$0	$0	$0	$0
Executive vice president, secretary and treasurer,	2010	$0	$0	$0	$0	$0	$0
FutureFuel Corp.	2009	$0	$0	$0	$0	$0	$0
Samuel Dortch(a)	2011	$197,304	$75,000	$0	$41,900	$19,499	$333,703
Executive vice president and general manager, FutureFuel	2010	$178,593	$48,995	$0	$0	$15,882	$243,470
Chemical Company	2009	$169,998	$46,865	$0	$33,000	$14,955	$264,818
David Baker(a)	2011	$186,991	$52,000	$0	$41,900	$19,014	$299,905
Senior vice president - operations support, FutureFuel	2010	$174,902	$48,418	$0	$0	$15,590	$238,910
Chemical Company	2009	$169,998	$46,865	$0	$33,000	$14,045	$263,908
Gary Hess(a)(e)	2011	$194,231	$0	$0	$0	$14,399	$208,630
Senior vice president - commercial operations, FutureFuel	2010	$174,902	$48,418	$0	$0	$15,245	$238,566
Chemical Company	2009	$169,999	$46,865	$0	$33,000	$15,443	$265,307
Christopher Schmitt(a)(f) Chief financial officer and treasurer, FutureFuel Chemical Company	2011	$132,115	$65,000	$0	$41,900	$13,429	$252,444
__________

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)
For Messrs. Novelly, Mikles, and Lorenzini, includes $25,000 in directors fees for 2011, 2010, and 2009 as described below.  For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)
Our executive officers for the years indicated.  We reimbursed an affiliate of Mr. Mikles $100,000 in 2011 and 2010 for expenses incurred by such affiliate in 2011 and 2010 in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2011 and 2010.  We reimbursed an affiliate of Mr. Novelly $100,000 in 2011 and 2010 for expenses incurred by such affiliate in 2011 and 2010 in connection with Mr. Novelly performing services for us and FutureFuel Chemical Company in 2011 and 2010.

(d)
Represents the grant date valuation of the awards under FASB ASC Topic 718.  Assumptions used for determining the value of option awards reported here are set forth in Note 14 to our consolidated financial statements included elsewhere herein.

(e)	Mr. Hess resigned as FutureFuel Chemical Company’s senior vice president - commercial operations effective October 28, 2011.

(f)	Mr. Schmitt became FutureFuel Chemical Company’s chief financial officer and treasurer on February 4, 2011.

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

We did not make any awards under the Incentive Plan in 2010.

In 2011, we awarded 120,000 stock options to our directors, executive officers, and certain other members of our management.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted by the NYSE, and expire on April 29, 2016 if not exercised by that date.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Paul A. Novelly Executive chairman FutureFuel Corp.	04/07/08 12/10/08 12/21/09 04/29/11	100,000 100,000 55,000 10,000	100,000 100,000 55,000 10,000	100,000 100,000 55,000 10,000	0	0	$4.00 $5.65 $7.00 $12.74	$4.00 $5.65 $7.00 $12.74
Lee E. Mikles Chief executive officer FutureFuel Corp.	04/07/08 12/21/09 04/29/11	10,000 55,000 10,000	10,000 55,000 10,000	10,000 55,000 10,000	0	0	$4.00 $7.00 $12.74	$4.00 $7.00 $12.74
Paul G. Lorenzini Chief operating officer FutureFuel Corp.	04/07/08 12/21/09 04/29/11	100,000 55,000 10,000	100,000 55,000 10,000	100,000 55,000 10,000	0	0	$4.00 $7.00 $12.74	$4.00 $7.00 $12.74
Douglas D. Hommert Executive vice president, secretary and treasurer, and principal financial officer, FutureFuel Corp.	n/a	n/a	n/a	n/a	0	0	n/a	n/a
Christopher Schmitt Chief financial officer and treasurer, FutureFuel Chemical Company	04/29/11	10,000	10,000	10,000	0	0	$12.74	$12.74
David Baker Senior vice president - operations support, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09 04/29/11	10,000 100 10,611 10,000	10,000 100 10,611 10,000	10,000 100 10,611 10,000	0	0	$4.00 n/a $7.00 $12.74	$4.00 $5.65 $7.00 $12.74
Gary Hess(a) Senior vice president - sales and marketing, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09	10,000 100 10,611	10,000 100 10,611	10,000 100 10,611	0	0	$4.00 n/a $7.00	$4.00 $5.65 $7.00
Samuel Dortch Executive vice president and general manager, FutureFuel Chemical Company	04/07/08 12/03/08 12/21/09 04/29/11	10,000 100 10,611 10,000	10,000 100 10,611 10,000	10,000 100 10,611 10,000	0	0	$4.00 n/a $7.00 $12.74	$4.00 $5.65 $7.00 $12.74
__________

(a)
Effective October 28, 2011, Mr. Hess resigned as the senior vice president - commercial operations of FutureFuel Chemical Company.  As of that date, 10,611 options had been issued to him but were unexercised.  We agreed that Mr. Hess had until December 31, 2012 in which to exercise those unexercised options.  Mr. Hess exercised his options on February 8, 2012.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2011 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	100,000 55,000 10,000	0	0	$5.65 $7.00 $12.74	12/10/13 12/21/14 4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles	55,000 10,000	0	0	$7.00 $12.74	12/21/14 4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini	55,000 10,000	0	0	$7.00 $12.74	12/21/14 4/29/16	n/a	n/a	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Christopher Schmitt	10,000	0	0	$12.74	4/29/16	0	0	0	0
David Baker	10,000 10,611 10,000	0	0	$4.00 $7.00 $12.74	04/07/13 12/21/14 4/29/16	0	0	0	0
Gary Hess(a)	10,611	0	0	$7.00	12/21/14	0	0	0	0
Sam Dortch	10,000 10,611 10,000	0	0	$4.00 $7.00 $12.74	04/07/13 12/21/14 4/29/16	0	0	0	0
__________

(a)
Effective October 28, 2011, Mr. Hess resigned as the senior vice president - commercial operations of FutureFuel Chemical Company.  As of that date, 10,611 options had been issued to him but were unexercised.  We agreed that Mr. Hess had until December 31, 2012 in which to exercise those unexercised options.  Mr. Hess exercised his options on February 8, 2012.

Option Exercises and Stock Vested

None of our executive officers exercised options in 2011 or were the recipient of stock awards which vested in 2011.

Compensation of Directors

Consistent with prior years, we paid each of our directors $25,000 for the year 2011 as we believed this was fair for services provided.  In addition, we awarded 80,000 stock options to our directors.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted by the NYSE, and expire on April 29, 2016 if not exercised by that date.  Our compensation committee also approved the payment, commencing in 2012, to our directors of $25,000 each year for serving as director, in addition to $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically.  No other director compensation has been set at this time for the calendar year 2012.

The following is the compensation our directors earned for 2011.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensa-tion	Change in Pension Value and Non-Qualified Deferred Compensa-tion Earnings	All Other Compensa-tion	Total
Paul A. Novelly(b)	$25,000	$0	$41,900	$0	$0	$0	$66,900
Lee E. Mikles(b)	$25,000	$0	$41,900	$0	$0	$0	$66,900
Edwin A. Levy	$25,000	$0	$41,900	$0	$0	$0	$66,900
Thomas R. Evans	$25,000	$0	$41,900	$0	$0	$0	$66,900
Richard L. Knowlton	$25,000	$0	$41,900	$0	$0	$0	$66,900
Paul G. Lorenzini(a)	$25,000	$0	$41,900	$0	$0	$0	$66,900
Donald C. Bedell	$25,000	$0	$41,900	$0	$0	$0	$66,900
Paul Manheim	$25,000	$0	$41,900	$0	$0	$0	$66,900
__________

(a)	Mr. Lorenzini also received compensation as an executive officer, which compensation is included in the discussion above regarding our executive officers.

(b)	Affiliates of Messrs. Novelly and Mikles were reimbursed $100,000 each for expenses incurred by them in Messrs. Novelly and Mikles providing services to us. See the discussion above.

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2011 with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly(a)	100,000 55,000 10,000	0	0	$5.65 $7.00 $12.74	12/10/13 12/21/14 4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles(a)	55,000 10,000	0	0	$7.00 $12.74	12/21/14 4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini(a)	55,000 10,000	0	0	$7.00 $12.74	12/21/14 4/29/16	n/a	n/a	n/a	n/a
Donald C. Bedell	10,000	0	0	$12.74	4/29/16	0	0	0	0
Thomas R. Evans	10,000 5,000 10,000	0	0	$4.00 $7.00 $12.74	4/7/13 12/21/14 4/29/16	0	0	0	0
Richard L. Knowlton	5,000 10,000	0	0	$7.00 $12.74	12/21/14 4/29/16	0	0	0	0
Edwin A. Levy	10,000	0	0	$12.74	4/29/16	0	0	0	0
Paul Manheim	10,000	0	0	$12.74	4/29/16	0	0	0	0
__________

(a)	These options are also included in the table set forth above regarding our executive officers.

None of our directors were recipients of stock awards which vested in 2011.  The following options were exercised by directors during 2011.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Donald C. Bedell	5,000	$13,869

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2011 were Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy and the committee was chaired by Mr. Bedell.  None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2011 (other than the payment of directors fees solely in their capacity as directors).

Mr. Novelly, our executive chairman of the board, and Mr. Mikles, our chief executive officer and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee and Mr. Mikles is a member of its audit committee.  Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), Mr. Bedell (one of our directors and a member of our compensation committee), and Mr. Manheim (one of our directors and a member of our audit committee) are directors of World Point Terminals, Inc.; World Point Terminals, Inc. does not have a separate compensation committee.

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

Donald C. Bedell, Richard L. Knowlton, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2011, we issued options to purchase 810,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	521,888	$7.84	1,819,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 41,319,057 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 1, 2012.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	17,560,100	42.5%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,313,350	5.6%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	3,600,000	8.7%
Revelation Special Situations Fund Ltd., Canon’s Court, 22 Victoria Street, Hamilton, Bermuda DO HM 11(d)	5,210,810	12.6%
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

(b)
Includes 2,045,000 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 88,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.  Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 1,100 shares held for the benefit of Mr. Mikles son.  Both children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

(d)
Formerly known as Osmium Special Situations Fund Ltd.  Based solely on Amendment No. 4 to Schedule 13D filed with the SEC on February 7, 2011 and Form 4s filed thereafter.  Mr. Chris Kuchanny, as chairman and chief executive officer of Revelation Capital Management Ltd., may, by virtue of such position, be deemed to have beneficial ownership of such shares and warrants.  Mr. Kuchanny disclaims beneficial ownership other than the portion of such shares which relates to his individual economic interest in Revelation Special Situations Fund Ltd.  Except as set fort in this footnote, we have no knowledge as to the beneficial owners of Revelation Special Situations Fund Ltd.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly(a)	17,560,100	42.5%
Lee E. Mikles(b)	2,313,350	5.6%
Paul G. Lorenzini(c)	705,047	1.7%
Edwin A. Levy(d)	274,550	0.7%
Douglas D. Hommert(e)	260,000	0.6%
Richard L. Knowlton	160,000	0.4%
Thomas R. Evans	30,000	0.1%
Donald C. Bedell(f)	35,097	0.1%
Paul Manheim	2,000	0.0%
Sam Dortch(g)	41,542	0.1%
David Baker	11,150	0.0%
Christopher Schmitt	500	0.0%

All directors and executive officers	21,393,336	51.8%
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

(b)
Includes 2,045,000 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 88,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.  Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 1,100 shares held for the benefit of Mr. Mikles son.  Both children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

(d)
Does not included 1,275 shares of our common stock owned by The Edwin A. Levy Charitable Foundation, Inc., a New York not-for-profit corporation as to which Mr. Levy is a founder and director but not a beneficiary.  Mr. Levy disclaims beneficial ownership of shares owned by the Foundation.

(e)
Includes 260,000 shares of common stock held by the Douglas D. Hommert Revocable Trust, which is a trust established by Mr. Hommert for the benefit of his descendants, of which Mr. Hommert is the trustee.

(f)
Includes 2,300 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Also includes 17,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary.

(g)	Includes 41,542 shares of common stock held in an IRA established by Mr. Dortch.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock (our founding shares) issued to our founding shareholder.

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
Paul Manheim

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2011 and 2010, we incurred $250,000 and $288,000, respectively, for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2011 and 2010, we incurred $30,550 and $14,150, respectively, for employee benefit plan audits and comfort letter procedures from RubinBrown LLP.

Tax Fees

During fiscal 2011 and 2010, we incurred fees of $17,500 and $19,500, respectively, for tax compliance, tax advice, and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2011 or 2010.

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

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2011 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 17 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 31 and in our future filings made with the SEC.  You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements.  The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  There may be additional risks not presently known to us or that we currently believe are immaterial to our business.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner.  You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           List separately all financial statements filed as part of this report.

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2011 and 2010 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009.

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

10.11.	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)

10.12.	Second Modification Agreement dated March 14, 2010 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10-K filed March 16, 2011)

10.13.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.14.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

10.15.
Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.15 to Form 10-K filed March 16, 2011)

10.16
At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10, 2011)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, a amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTUREFUEL CORP.

/s/ Douglas D. Hommert
Douglas D. Hommert, Executive Vice President, Secretary,
Treasurer, and Principal Financial Officer

/s/ Paul A. Novelly
Paul A. Novelly, Director

/s/ Lee. E. Mikles
Lee. E. Mikles, Director and Chief Executive Officer

/s/ Edwin A. Levy
Edwin A. Levy, Director

/s/ Thomas R. Evans
Thomas R. Evans, Director

/s/ Richard L. Knowlton
Richard L. Knowlton, Director

/s/ Paul G. Lorenzini
Paul G. Lorenzini, Director and Chief Operating Officer

/s/ Donald C. Bedell
Donald C. Bedell, Director

/s/ Paul Manheim
Paul Manheim, Director

Date:  March 15, 2012