Form 10-Q
period 2012-03-31
FutureFuel Corp.
filed 2012-05-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

✓	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8235 Forsyth Blvd., Suite 400
Clayton, Missouri  63105
(Address of Principal Executive Offices)

(805) 565-9800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ✓  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ✓  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ✓

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2012: 41,319,057

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2012, our audited consolidated balance sheet as at December 31, 2011, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2012 and March 31, 2011, and our consolidated statements of cash flows for the three-month periods ended March 31, 2012 and March 31, 2011.

FutureFuel Corp.
Consolidated Balance Sheets
As at March 31, 2012 and December 31, 2011
(Dollars in thousands)

	(Unaudited) March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$88,886	$89,745
Accounts receivable, net of allowances of $10	21,947	35,554
Accounts receivable – related parties	170	123
Inventory	67,952	57,439
Prepaid expenses	1,244	1,460
Marketable securities	68,194	56,294
Other current assets	2,139	1,910
Total current assets	250,532	242,525
Property, plant and equipment, net	139,952	140,517
Other assets	2,173	2,202
Total noncurrent assets	142,125	142,719
Total Assets	$392,657	$385,244

Liabilities and Stockholders’ Equity
Accounts payable	$21,441	$18,665
Accounts payable - related parties	329	3,023
Income taxes payable	4,321	1,123
Current deferred income tax liability	6,686	6,162
Deferred revenue – short-term	3,558	3,558
Accrued expenses and other current liabilities	3,542	3,225
Accrued expenses and other current liabilities - related parties	17	43
Total current liabilities	39,894	35,799
Deferred revenue – long-term	28,365	29,256
Contingent liability – long-term	2,521	2,521
Other noncurrent liabilities	930	924
Noncurrent deferred income tax liability	28,522	28,506
Total noncurrent liabilities	60,338	61,207
Total Liabilities	100,232	97,006
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,319,057 and 41,308,446 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	4	4
Accumulated other comprehensive income	2,929	1,803
Additional paid in capital	253,585	253,505
Retained earnings	35,907	32,926
Total stockholders’ equity	292,425	288,238
Total Liabilities and Stockholders’ Equity	$392,657	$385,244

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$84,837	$52,216
Revenues – related parties	890	3,025
Cost of goods sold	70,956	45,387
Cost of goods sold – related parties	986	4,203
Distribution	864	519
Distribution – related parties	120	133
Gross profit	12,801	4,999
Selling, general and administrative expenses
Compensation expense	749	809
Other expense	591	169
Related party expense	35	48
Research and development expenses	843	753
	2,218	1,779
Income from operations	10,583	3,220
Interest and dividend income	1,140	776
Interest expense	(6)	(134)
Gain on marketable securities	314	95
Other expense	(52)	(5)
	1,396	732
Income before income taxes	11,979	3,952
Provision for income taxes	4,866	1,236
Net income	$7,113	$2,716

Earnings per common share
Basic	$0.17	$0.07
Diluted	$0.17	$0.07
Weighted average shares outstanding
Basic	41,314,859	39,982,905
Diluted	41,493,135	40,131,086

Comprehensive Income
Net income	$7,113	$2,716
Other comprehensive income, net of tax of $701 in 2012 and $618 in 2011	1,126	987
Comprehensive income	$8,239	$3,703

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities
Net income	$7,113	$2,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,584	1,911
Benefit from deferred income taxes	(161)	(1,478)
Change in fair value of derivative instruments and marketable securities	(1,266)	(2)
(Gain)/loss on investments	(314)	69
Losses on disposals of fixed assets	63	6
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	13,607	8,114
Accounts receivable – related parties	(47)	(22)
Inventory	(10,513)	(3,827)
Income taxes receivable	-	519
Prepaid expenses	216	(22)
Accrued interest on marketable securities	-	(96)
Other assets	15	153
Accounts payable	2,776	7,853
Accounts payable – related parties	(2,694)	14
Income taxes payable	3,198	1,730
Accrued expenses and other current liabilities	317	47
Accrued expenses and other current liabilities – related parties	(26)	(2)
Deferred revenue	(891)	5,277
Net cash provided by operating activities	13,983	22,966
Cash flows from investing activities
Restricted cash	-	16,400
Proceeds from the sale of fixed assets	31	-
Collateralization of derivative instruments	1,050	(199)
Purchase of marketable securities	(17,406)	(58,311)
Proceeds from the sale of marketable securities	7,648	19,577
Capital expenditures	(2,113)	(8,163)
Net cash used in investing activities	(10,790)	(30,696)
Cash flows from financing activities
Proceeds from the issuance of stock	72	35
Excess tax benefits associated with stock options	8	-
Payment of dividend	(4,132)	(3,999)
Net cash used in financing activities	(4,052)	(3,964)
Net change in cash and cash equivalents	(859)	(11,694)
Cash and cash equivalents at beginning of period	89,745	91,057
Cash and cash equivalents at end of period	$88,886	$79,363

Cash paid for interest	$-	$3

Cash paid for income taxes	$2,090	$465

Non-cash capital expenditures	$-	$535

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

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2011 audited consolidated financial statements and should be read in conjunction with the 2011 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in these unaudited consolidated financial statements.  These unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., and FutureFuel Warehouse Company, LLC.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)           Inventories

The carrying values of inventory were as follows as of:

	March 31, 2012	December 31, 2011
At average cost (approximates current cost)
Finished goods	$38,858	$19,481
Work in process	2,935	3,643
Raw materials and supplies	39,357	47,833
	81,150	70,957
LIFO reserve	(13,198)	(13,518)
Total inventories	$67,952	$57,439

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $3,406 and $3,750 for the three months ended March 31, 2012 and 2011, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2012		December 31, 2011
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(200)	$(1,323)	(300)	$(2,221)
Regulated fixed price future commitments, included in other current assets	(277)	$134	(71)	$(232)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,314 and $4,363 at March 31, 2012 and December 31, 2011, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable securities

At March 31, 2012 and December 31, 2011, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  At March 31, 2012, FutureFuel also had investments in certain municipal securities.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	March 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$34,705	$3,970	$(602)	$38,073
Preferred stock	16,325	1,229	(15)	17,539
Trust preferred securities	9,409	176	(3)	9,582
Municipal debt securities	3,000	-	-	3,000
Total	$63,439	$5,375	$(620)	$68,194

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,442	$4,433	$(647)	$37,228
Preferred stock	10,718	110	(1,029)	9,799
Trust preferred securities	9,210	65	(8)	9,267
Total	$53,370	$4,608	$(1,684)	$56,294

The aggregate fair value of investments with unrealized losses totaled $12,004 and $13,283 at March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, FutureFuel had a total of $281 and $257 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2012	December 31, 2011
Accrued employee liabilities	$1,561	$1,710
Accrued property, use, and franchise taxes	1,101	1,521
Other	897	37
Total	$3,559	$3,268

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

There were no borrowings at March 31, 2012 or December 31, 2011.

7)           Provision for income taxes

The following table summarizes the provision for income taxes:

	Three months ended March 31,
	2012	2011
Provision for income taxes	$4,866	$1,236
Effective tax rate	40.6%	31.3%

The effective tax rates for the three months ended March 31, 2012 and 2011 reflect FutureFuel’s expected tax rate on reported operating earnings before income taxes and includes the impact of the elimination of the agri-biodiesel production credit for 2012. FutureFuel has determined that it does not believe that it has a more likely than not probability of realizing a portion of its deferred tax assets. As such, it recorded a valuation allowance of $384 at March 31, 2012.

FutureFuel had no unrecognized tax benefits at March 31, 2012 or December 31, 2011.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel had no accrual for interest or tax penalties at March 31, 2012 or December 31, 2011.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2008 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2012	2011
Net income available to common stockholders	$7,113	$2,716

Weighted average number of common shares outstanding	41,314,859	39,982,905
Effect of stock options	178,276	148,181
Weighted average diluted number of common shares outstanding	41,493,135	40,131,086

Basic earnings per share	$0.17	$0.07
Diluted earnings per share	$0.17	$0.07

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 as they were anti-dilutive. The weighted average number of options excluded on this basis was 120,000. No options to purchase shares of FutureFuel’s common stock were excluded for the computation of diluted earnings per share for the three months ended March 31, 2011 as all options were dilutive.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2012	$81,144	$4,583	$85,727
March 31, 2011	$51,577	$3,664	$55,241

For the three months ended March 31, 2012 and 2011, revenues from Mexico accounted for 5% and 6%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2012 and 2011 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended March 31,
	2012	2011
Revenues
Chemicals	$38,409	$44,695
Biofuels	47,318	10,546
Total Revenues	$85,727	$55,241

Segment gross profit
Chemicals	$11,669	$7,774
Biofuels	1,132	(2,775)
Segment gross profit	12,801	4,999
Corporate expenses	(2,218)	(1,779)
Income before interest and taxes	10,583	3,220
Investment income	1,454	871
Interest and other expense	(58)	(139)
Provision for income taxes	(4,866)	(1,236)
Net income	$7,113	$2,716

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2012 and December 31, 2011.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(1,189)	$(1,189)	$-	$-
Preferred stock, trust preferred securities, municipal debt securities, and other equity instruments	$68,194	$68,194	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,453)	$(2,453)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,294	$56,294	$-	$-

11)          Legal matters

From time to time, FutureFuel and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, which are being handled and defended in the ordinary course of business.  While FutureFuel is unable to predict the outcomes of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

12)          Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.  Revenues, expenses, prepaid amounts, and unpaid amounts related to these transactions are captured in the accompanying consolidated financial statements as related party line items.

Related party revenues are the result of sales of biodiesel, petrodiesel, blends, and other similar or related products to these related parties.

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

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2012 and 2011 are set forth in the following table.

(Dollars in thousands)

	March 31, 2012	March 31, 2011
Net cash provided by operating activities	$13,983	$22,966
Net cash used in investing activities	$(10,790)	$(30,696)
Net cash used in financing activities	$(4,052)	$(3,964)

Operating Activities

Cash provided by operating activities decreased from $22,966,000 during the first three months of 2011 to $13,983,000 during the first three months of 2012, a net decrease of $8,983,000.  This decrease was primarily attributable to: (i) an increase in inventory balances; (ii) the timing and amount of payments of accounts payable, including payables to related parties; and (iii) a reduction in cash receipts related to deferred revenue.  Our inventory balances increased by $10,513,000 in the first three months of 2012 compared to an increase of $3,827,000 in the first three months of 2011.  This increase was primarily the result of increased purchases of biodiesel feedstock and the generation of biodiesel inventory.  In the first three months of 2011, accounts payable, including accounts payable to related parties, increased cash provided by operating activities by $7,867,000.  In the first three months of 2012, accounts payable, including accounts payable to related parties, increased cash provided by operating activities by $82,000.  Additionally, cash provided by the change in deferred revenue decreased from $5,277,000 in the first three months of 2011 to $(891,000).  This change occurred as the construction related to capital projects we undertook on behalf of certain of our customers has largely been completed and payments for those capital expenditures have been received.  Partially offsetting these decreases to cash provided by operating activities are increases attributable to: (i) accounts receivable, including accounts receivable from related parties; (ii) depreciation and amortization; (iii) income taxes payable; and (iv) net income.  Accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $13,560,000 in the three months ended March 31, 2012 as compared to $8,092,000 primarily due to the timing of receipts of customer payments.  Depreciation and amortization totaled $2,584,000 in the three months ended March 31, 2012 compared to $1,911,000 in the three months ended March 31, 2011.  This increase is attributable to the completion of several capital projects, some of which were funded by certain of our customers.  Due to the timing of the payment of income taxes, income taxes payable increased $3,198,000 in the first three months of 2012 compared to an increase of $1,730,000 in the first three months of 2011.  Lastly, our net income increased to $7,113,000 from $2,716,000, the majority of which was attributable to increased sales of biodiesel.

Investing Activities

Cash used in investing activities decreased from $30,696,000 in the first three months of 2011 to $10,790,000 in the first three months of 2012.  This decrease was primarily attributable to a reduction in the net purchases of marketable securities in the first three months of 2012 compared to the first three months of 2011.  Such net purchases totaled $38,734,000 in the first three months of 2011 and totaled $9,758,000 in the first three months of 2012.  Additionally, capital expenditures decreased from $8,163,000 in the first three months of 211 to $2,113,000 in the first three months of 2012.  This decrease is attributable to the completion of certain capital projects undertaken on behalf of certain of our customers.  Our capital expenditures and customer reimbursements are summarized in the table below.  Partially offsetting these decreases in cash used in investing activities was a $16,400,000 change in restricted cash incurred in the first three months of 2011 that was not experienced in the first three months of 2012.

(Dollars in thousands)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Cash paid for capital expenditures	$2,113	$8,163
Cash received as reimbursement of capital expenditures	(157)	(5,920)
Cash paid, net of reimbursement, for capital expenditures	$1,956	$2,243

Financing Activities

Cash used in financing activities increased from $3,964,000 in the first quarter of 2011 to $4,052,000 in the first quarter of 2012.  This change is primarily the result of a $133,000 increase in cash dividends paid in the first quarter of 2012 compared to the first three months of 2011.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at March 31, 2012 or December 31, 2011.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividend

In the first quarter of 2012, we declared a regular cash dividend in the amount of $0.10 per share on our common stock, with a record date of March 1, 2012 and a payment date of March 15, 2012.  The regular cash dividend amounted to approximately $4,132,000.

In the first quarter of 2011, we declared a special cash dividend in the amount of $0.10 per share on our common stock, with a record date of March 1, 2011 and a payment date of March 15, 2011.  The special cash dividend amounted to approximately $3,999,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering (discussed below), we accumulated excess working capital.  Some of this excess working capital was paid out in 2008, 2009, 2010, and the first quarter of 2011 as a special cash dividend and for the remainder of 2011 and the first quarter of 2012 as regular cash dividends.  Regular cash dividends will also be paid out in 2012 as previously disclosed.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In the first quarter of 2012 and in 2011, we also had investments in certain preferred stock, trust preferred securities, other equity instruments, and municipal debt securities.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, other equity instruments, and municipal debt securities totaled $68,194,000 and $56,294,000 at March 31, 2012 and December 31, 2011, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation; (iii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymers, photographic and imaging chemicals, food additives, and an intermediate anode powder to be used as a component of high-performance graphite anode materials for lithium-ion batteries).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires in March 2013.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  In the second quarter of 2011, we received notification from the customer of the bleach activator stating its intention to reduce the quantities of the bleach activator they purchase.  Sales of the bleach activator for the three months ended March 31, 2012 declined by 19% from sales for the three months ended March 31, 2011.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

We (and our predecessor at our Batesville plant) have been the primary manufacturer for our customer (and its predecessors) of a proprietary herbicide and certain intermediates since approximately 1993.  However, in recent years, these products have faced generic competition, both from other suppliers to our customer and from others who compete with our customer for the sale of herbicides.  In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts.  Since that time, we have been in fundamental disagreement with our customer about the price for and volume of these products to be manufactured by us for them.  In addition, we are of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contracts.  Accordingly, we have exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can meet mutually acceptable terms.

In 2008, we entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  This contract required certain capital expenditures to modify and expand our plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be earned into income over the expected life of the product.  The contract stipulates a price curve based on volumes sold and has an inflationary pricing provision whereby we pass along most inflationary changes in production costs to the customer.  The contract expires in December 2013.

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, for noncontract sales there are no pricing mechanism or specific protection against raw material or conversion cost changes.

Pricing for the other performance chemical products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanism and/or specific protection against raw material or conversion cost changes.

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  By March 31, 2012, daily production volumes from the redesigned line demonstrated a production capacity in excess of 45 million gallons of biodiesel per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates.  See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.  A copy can also be obtained at our web site at http://ir.futurefuelcorporation.com/sec.cfm.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Dollar Change	% Change
Revenues	$85,727	$55,241	$30,486	55%
Income from operations	$10,583	$3,220	$7,363	229%
Net income	$7,113	$2,716	$4,397	162%
Earnings per common share – basic	$0.17	$0.07	$0.10	143%
Earnings per common share – diluted	$0.17	$0.07	$0.10	143%
Capital expenditures (net of customer reimbursements and regulatory grants)	$1,956	$2,243	$(287)	(13%)
Adjusted EBITDA	$16,584	$8,882	$7,702	87%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2012	Three Month Ended March 31, 2011
Adjusted EBITDA	$16,584	$8,882
Depreciation and amortization	(2,584)	(1,911)
Non-cash stock-based compensation	-	-
Interest and dividend income	1,140	776
Interest expense	(6)	(134)
Loss on disposal of property and equipment	(63)	(6)
Losses on derivative instruments	(3,406)	(3,750)
Other income (expense), net	314	95
Impairment of fixed assets	-	-
Income tax expense	(4,866)	(1,236)
Net income	$7,113	$2,716

Revenues

Revenues for the three months ended March 31, 2012 were $85,727,000 as compared to revenues for the three months ended March 31, 2011 of $55,241,000, an increase of 55%.  Revenues from biofuels increased 349% and accounted for 55% of total revenues in the first quarter of 2012 as compared to 19% in the first quarter of 2011.  Revenues from chemicals decreased 14% and accounted for 45% of total revenues in the first quarter of 2012 as compared to 81% in the first quarter of 2011.  Within the chemicals segment, revenues for the first quarter of 2012 changed as follows as compared to the first quarter of 2011: (i) revenues from the bleach activator decreased 19%; (ii) revenues from the proprietary herbicide and intermediates decreased 50%; (iii) revenues from CPOs decreased 31%; (iv) revenues from DIPB increased 13%; and (v) revenues from other products increased 18%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 22% of total revenues for the three months ended March 31, 2012 as compared to 49% of total revenues for the three months ended March 31, 2011.  These products comprised a smaller percentage of our total revenues in 2012 as revenues from our biofuels segment assumed a larger percentage.  Additionally, revenues from the bleach activator decreased during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  The decrease was attributable to reduced volumes sold in 2012.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, the decrease in revenue for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to reduced volumes sold in 2012.  See the discussion above as to future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 7% during the first quarter of 2012 compared to the first quarter of 2011.  The combined decreased revenues from these two products were attributable to decreased CPOs sales volumes, partially offset by increased DIPB sales volumes.  The end market for CPOs is the automotive industry and demand for this product has fluctuated significantly over the last couple years.

Revenues from other custom chemical products increased 18% in the first quarter of 2012 as compared to the first quarter of 2011.  The increase was due to commercial sales of lithium ion battery material and continued sales of a product we campaign for a customer.  In the first three months of 2011, we did not make any sales of the lithium ion battery material and sales of the campaigned product were limited.  Revenues from proprietary chemicals increased 4% for the first three months of 2012 as compared to the first three months of 2011 and accounted for approximately 4% of total revenues for the first quarter of 2012.  The increase was primarily due to increased sales of crude glycerin and sales of other byproducts.

Revenues from biofuels increased from $10,546,000 in the first quarter of 2011 to $47,318,000 in the first quarter of 2012.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel.  The blenders credit expired on December 31, 2011 and has not been reinstated; however, we have not experienced a material decrease in demand for our biodiesel as a result of the loss of the blenders credit.  We have continued to debottleneck and increase our production capacity to make use of the improved economics of biodiesel.  Sales and production of biodiesel increased in the first quarter of 2012 as we were producing and selling biodiesel for the entire period, whereas sales in the first quarter of 2011 were limited due to the initial conversion to lower grade biodiesel feedstocks and adaptation to the improvement in biodiesel economics.  Additionally, our production capacity has increased in the first thee months of 2012 as compared to the first three months of 2011.  Lastly, revenues from biofuels have been benefited by our sales of refined petroleum products as a shipper on a common carrier pipeline.  Such sales totaled $8,881,000 in the first quarter of 2012 compared to $2,749,000 in the first quarter of 2011.  Such sales generate little gross profit.  A substantial portion of our biodiesel sold in the first three months of 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold of the profit margin that will be realized.  We continue to develop our regional fuel distribution business.

           Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first three months of 2012 were $72,926,000 as compared to total cost of goods sold and distribution for the first quarter of 2011 of $50,242,000, an increase of 45%, which compares to a 55% increase in revenue for the period.  The difference between the 55% increase in revenue and the 45% increase in cost of goods sold and distribution is primarily due to certain expenditures incurred in the first quarter of 2011 that we were unable to pass along to customers not being incurred in the first quarter of 2012.

Cost of goods sold and distribution for the first quarter of 2012 for our chemicals segment totaled $26,740,000 as compared to cost of goods sold and distribution for the first quarter of 2011 of $36,921,000.  On a percentage basis, the 28% decrease in cost of goods sold and distribution for the first quarter of 2012 was higher than the 14% decrease in chemicals segment revenues for that period.  This difference was largely the combination of the following: (i) the before mentioned expenditures incurred in the first quarter of 2011 that we were unable to pass along to customers were not incurred in the first quarter of 2012; and (ii) as sales in our biofuels segment have increased, fixed costs that may have previously been more heavily allocated to the chemicals segment are being allocated in greater proportion to the biofuels segment.

Cost of goods sold and distribution for the first quarter of 2012 for our biofuels segment were $46,186,000 as compared to cost of goods sold and distribution for the first quarter of 2011 of $13,321,000.  On a percentage basis, cost of goods sold and distribution increased 247% versus an increase in revenues of 349%.  In the first quarter of 2012, the economics of the biofuels segment were such that we were able to increase our sales sufficiently to more than overcome the increased share of our fixed costs.  Additionally, the before mentioned expenditures incurred in the first quarter of 2011 that we were unable to pass along to customers were not incurred in the first quarter of 2012.

Operating Expenses

Operating expenses increased 25%, from $1,779,000 in the first three months of 2011 to $2,218,000 in the first three months of 2012.  This increase is primarily attributable to certain reductions in other operating expenditures which were realized in the first quarter of 2011, but did not repeat in the first quarter of 2012.  Other causes for the increase stem from increases in expenditures related to research and development activities and expenditures incurred in connection with our acquisition of additional warehousing facilities.

           Provision for Income Taxes

The effective tax rates for the three months ended March 31, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes.  We have determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we have recorded a valuation allowance of $384,000 at March 31, 2012 and $25,000 at December 31, 2011.

Critical Accounting Estimates

Revenue Recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms.  Nearly all custom manufactured products are manufactured under written contracts.  Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders.  In general, customers do not have any rights of return, except for quality disputes.  However, all of our products are tested for quality before shipment, and historically returns have been inconsequential.  We do not offer rebates, or warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met.  Bill and hold transactions for five specialty chemical products in the first quarter of 2012 and for four in the first quarter of 2011 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $9,860,000 and $15,040,000 for the three months ended March 31, 2012 and 2011, respectively.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2012 and December 31, 2011.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2012 or December 31, 2011 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  As a result, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we may incur as a result of his default.  The former contractor counterclaimed against us for amounts he asserted were due him under our contract with him.  The trial was conducted on this matter and the jury determined that we were not the breaching party under the contract but rather the general contractor was the breaching party and that the general contractor did not substantially complete his obligations under the contract.  The jury did however award the contractor certain amounts that the jury determined we owed him under the contract for services rendered though the date of breach.  Such amounts do not have a material adverse effect on our overall financial condition, results of operations, or cash flows.  We are presently evaluating our rights to appeal the amounts awarded.

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (or HED) required by the United States Environmental Protection Agency (or EPA) for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the EPA.  We brought suit against the trade association for rescission of the agreement for various reasons including, among other things, that we already paid our fair share of costs for the data to the trade association; and that the fees and dues structure of the trade association were overly excessive and against public policy.  The trade association filed suit against us for collection of alleged fees and dues owed by us to it.  At this time, we are unable to determine what effect the trade association’s suit against us will have on us or on our financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on our costs and, as described elsewhere herein, we have passed some price increases along to our customers.  However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices.  Commodity price risk is inherent in the chemical and biofuels business both with respect to input (electricity, coal, raw materials, biofuels feedstock, etc.) and output (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, so raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first quarter of 2012 or 2011.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of March 31, 2012 and December 31, 2011, the fair values of our derivative instruments were a net liability in the amount of $1,189,000 and $2,453,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2012.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	83,407,606	LB	10%	$ 3,612	28.2%
Petrodiesel	952,283	GAL	10%	$ 306	2.4%
Methanol	7,984,613	LB	10%	$ 157	1.2%
Electricity	28,549	MWH	10%	$ 145	1.1%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2012.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2012 or December 31, 2011 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (or the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2012 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2011 filed with the SEC on March 15, 2012 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On February 10, 2011, we filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf-registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  The registration statement was amended on March 4, 2011 and became effective on March 10, 2011.

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

We commenced sales of our common stock through this at-the-market offering on June 3, 2011.  The number of shares of our common stock sold through Stifel under the sales agreement, the net proceeds to us, and the compensation paid by us to Stifel in connection with the sales of our common stock during 2011 are set forth in the following table.

Number of Shares Sold	Net Proceeds	Compensation to Stifel
1,313,985	$15,763,000	$488,000

We did not make any sales of our common stock through this at-the-market offering during the first quarter of 2012.

In March 2012, we terminated the Registrar Agreement dated June 27, 2008 between us and Computershare Investor Services (Channel Islands) Limited and consolidated our share registers into one central register managed by our U.S. transfer agent (Computershare).

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits.

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

10.2.
Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc. (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007)

10.3.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.4.
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

Special Note Regarding Forward Looking Information

This report and the documents incorporated by reference into this report contain forward-looking statements.  Forward-looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance.  Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements.  In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing.  Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

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

Date:  May 9, 2012