Form 10-Q
period 2012-06-30
FutureFuel Corp.
filed 2012-08-09
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012 OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    No  √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2012: 41,319,057

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2012, our audited consolidated balance sheet as at December 31, 2011, our unaudited consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2012 and June 30, 2011, and our consolidated statements of cash flows for the six-month periods ended June 30, 2012 and June 30, 2011.

FutureFuel Corp.
Consolidated Balance Sheets
As at June 30, 2012 and December 31, 2011
(Dollars in thousands)

	(Unaudited) June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$112,031	$89,745
Accounts receivable, net of allowances of $0 and $10 at June 30, 2012 and December 31, 2011, respectively	26,451	35,554
Accounts receivable – related parties	120	123
Inventory	43,357	57,439
Prepaid expenses	881	1,460
Marketable securities	66,937	56,294
Other current assets	16	1,910
Total current assets	249,793	242,525
Property, plant and equipment, net	139,237	140,517
Other assets	2,189	2,202
Total noncurrent assets	141,426	142,719
Total Assets	$391,219	$385,244

Liabilities and Stockholders’ Equity
Accounts payable	$17,930	$18,665
Accounts payable – related parties	346	3,023
Income taxes payable	1,846	1,123
Current deferred income tax liability	4,559	6,162
Deferred revenue – short-term	3,770	3,558
Accrued expenses and other current liabilities	5,713	3,225
Accrued expenses and other current liabilities – related parties	17	43
Total current liabilities	34,181	35,799
Deferred revenue – long-term	29,144	29,256
Contingent liability – long-term	2,521	2,521
Other noncurrent liabilities	936	924
Noncurrent deferred income tax liability	28,585	28,506
Total noncurrent liabilities	61,186	61,207
Total Liabilities	95,367	97,006
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,319,057 and 41,308,446 issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	4	4
Accumulated other comprehensive income	1,756	1,803
Additional paid in capital	253,844	253,505
Retained earnings	40,248	32,926
Total stockholders’ equity	295,852	288,238
Total Liabilities and Stockholders’ Equity	$391,219	$385,244

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended June 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2012	2011
Revenues	$97,609	$73,963
Revenues – related parties	5,628	765
Cost of goods sold	86,466	56,962
Cost of goods sold – related parties	752	1,407
Distribution	1,476	829
Distribution – related parties	143	101
Gross profit	14,400	15,429
Selling, general, and administrative expenses
Compensation expense excluding stock-based compensation	806	818
Stock-based compensation	259	502
Other expense	848	521
Related party expense	86	71
Research and development expenses	829	861
	2,828	2,773
Income from operations	11,572	12,656
Interest income	1,147	811
Interest expense	(9)	(36)
Loss on marketable securities	(116)	(37)
Other (expense) income	96	(22)
	1,118	716
Income before income taxes	12,690	13,372
Provision for income taxes	4,217	4,933
Net income	$8,473	$8,439

Earnings per common share
Basic	$0.21	$0.21
Diluted	$0.20	$0.21
Weighted average shares outstanding
Basic	41,319,057	40,234,242
Diluted	41,462,594	40,438,023

Comprehensive Income
Net income	$8,473	$8,439
Other comprehensive loss from unrealized losses on available-for-sale securities, net of tax of $(730) in 2012 and of $(346) in 2011	(1,173)	(553)
Comprehensive income	$7,300	$7,886

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Revenues	$182,446	$126,179
Revenues – related parties	6,518	3,790
Cost of goods sold	157,422	102,349
Cost of goods sold – related parties	1,738	5,610
Distribution	2,340	1,349
Distribution – related parties	263	234
Gross profit	27,201	20,427
Selling, general, and administrative expenses
Compensation expense excluding stock-based compensation	1,555	1,627
Stock-based compensation	259	502
Other expense	1,439	691
Related party expense	121	119
Research and development expenses	1,672	1,614
	5,046	4,553
Income from operations	22,155	15,874
Interest income	2,287	1,587
Interest expense	(15)	(170)
Gain on marketable securities	198	58
Other (expense) income	44	(27)
	2,514	1,448
Income before income taxes	24,669	17,322
Provision for income taxes	9,083	6,169
Net income	$15,586	$11,153

Earnings per common share
Basic	$0.38	$0.28
Diluted	$0.38	$0.28
Weighted average shares outstanding
Basic	41,316,958	40,109,268
Diluted	41,477,864	40,285,249

Comprehensive Income
Net income	$15,586	$11,153
Other comprehensive(loss)/ income from unrealized (losses)/gains on available-for-sale securities, net of tax of $(29) and $272 in 2012 and 2011, respectively	(47)	434
Comprehensive income	$15,539	$11,587

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows provided by operating activities
Net income	$15,586	$11,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,178	3,884
Provision for (benefit from) deferred income taxes	(1,495)	478
Change in fair value of derivative instruments and marketable securities	745	984
(Gain)/Loss on the sale of investments	(198)	148
Losses on disposals of fixed assets	107	27
Stock based compensation	259	502
Noncash interest expense	12	11
Changes in operating assets and liabilities:
Accounts receivable	9,103	4,915
Accounts receivable – related parties	3	(247)
Inventory	14,082	(3,004)
Income taxes receivable	-	519
Prepaid expenses	579	386
Accrued interest on marketable securities	-	(123)
Other assets	(3)	274
Accounts payable	(735)	(368)
Accounts payable – related parties	(2,677)	(50)
Income taxes payable	723	1,849
Accrued expenses and other current liabilities	2,047	1,832
Accrued expenses and other current liabilities – related parties	(26)	23
Deferred revenue	100	11,602
Net cash provided by operating activities	43,390	34,795
Cash flows from investing activities
Restricted cash	-	21,086
Collateralization of derivative instruments	1,606	(1,920)
Purchase of marketable securities	(24,892)	(70,072)
Proceeds from the sale of marketable securities	14,371	27,090
Proceeds from the sale of fixed assets	63	12
Capital expenditures	(4,068)	(15,325)
Net cash used in investing activities	(12,920)	(39,129)
Cash flows from financing activities
Proceeds from the issuance of stock	72	15,798
Excess tax benefits associated with stock options	8	-
Payment of dividends	(8,264)	(7,996)
Net cash (used in) provided by financing activities	(8,184)	7,802
Net change in cash and cash equivalents	22,286	3,468
Cash and cash equivalents at beginning of period	89,745	91,057
Cash and cash equivalents at end of period	$112,031	$94,525

Cash paid for interest	$2	$-
Cash paid for income taxes	$9,847	$2,857
Non-cash capital expenditures	$-	$1,134

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)            Inventories

The carrying values of inventory were as follows as of:

	June 30, 2012	December 31, 2011
At average cost (approximates current cost)
Finished goods	$23,684	$19,481
Work in process	1,565	3,643
Raw materials and supplies	33,113	47,833
	58,362	70,957
LIFO reserve	(15,005)	(13,518)
Total inventories	$43,357	$57,439

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $8,625 and $1,957 for the three months ended June 30, 2012 and 2011, respectively, and a gain of $5,219 and a loss of $1,793 for the six months ended June 30, 2012 and 2011, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2012		December 31, 2011
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in accrued expenses and other current liabilities and in other current assets at June 30, 2012 and December 31, 2011, respectively	(200)	$(2,254)	(300)	$(2,221)
Regulated fixed price future commitments, included in accrued expenses and other current liabilities and in other current assets at June 30, 2012 and December 31, 2011, respectively	(150)	$(944)	(71)	$(232)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,757 and $4,363 at June 30, 2012 and December 31, 2011, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in accrued expenses and other current liabilities at June 30, 2012 and in other current assets at December 31, 2011.

4)            Marketable securities

At June 30, 2012 and December 31, 2011, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  At June 30, 2012, FutureFuel also had investments in certain municipal auction rate securities.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	June 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$35,490	$3,252	$(1,057)	$37,685
Preferred stock	19,689	565	(44)	20,210
Trust preferred securities	7,846	208	(12)	8,042
Municipal debt securities	1,000	-	-	1,000
Total	$64,025	$4,025	$(1,113)	$66,937

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,442	$4,433	$(647)	$37,228
Preferred stock	10,718	110	(1,029)	9,799
Trust preferred securities	9,210	65	(8)	9,267
Total	$53,370	$4,608	$(1,684)	$56,294

The aggregate fair value of instruments with unrealized losses totaled $17,331 and $13,283 at June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, FutureFuel had a total of $3,610 and $257 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2012	December 31, 2011
Accrued employee liabilities	$3,757	$1,710
Accrued property, use, and franchise taxes	1,101	1,521
Other	872	37
Total	$5,730	$3,268

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

As of June 30, 2012 and December 31, 2011 borrowings under this credit agreement totaled $0 and $0, respectively.

7)            Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$4,217	$4,933	$9,083	$6,169
Effective tax rate	33.2%	36.9%	36.8%	35.6%

The effective tax rates for the three and six months ended June 30, 2012 and 2011 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax and includes the impact of the elimination of the agri-biodiesel production credit for 2012 and of the change of the valuation allowance associated with certain deferred tax assets. FutureFuel has determined that it does not believe that it has a more likely than not probability of realizing a portion of its deferred tax assets. As such, it recorded a valuation allowance of $0 and $25 at June 30, 2012 and December 31, 2011, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Unrecognized tax benefits totaled $0 and $0 at June 30, 2012 and December 31, 2011, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At June 30, 2012 and December 31, 2011, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2008 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)            Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Net income available to common stockholders	$8,473	$8,439	$15,586	$11,153

Weighted average number of common shares outstanding	41,319,057	40,234,242	41,316,958	40,109,268
Effect of stock options	143,537	203,781	160,906	175,981
Weighted average diluted number of common shares outstanding	41,462,594	40,438,023	41,477,864	40,285,249

Basic earnings per share	$0.21	$0.21	$0.38	$0.28
Diluted earnings per share	$0.20	$0.21	$0.38	$0.28

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011 as they were anti-dilutive. The weighted average number of options excluded on this basis was 240,000 and 180,000 for the three and six month periods ended June 30, 2012, respectively. The weighted average number of options excluded on this basis was 60,000 and 120,000 for the three and six month periods ended June 30, 2011, respectively.

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

Biofuels

FutureFuel’s biofuels business segment manufactures and markets biodiesel.  Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks.

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

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2012	$100,262	$2,975	$103,237
June 30, 2011	$73,512	$1,216	$74,728

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2012	$181,406	$7,558	$188,964
June 30, 2011	$125,089	$4,880	$129,969

For the three months ended June 30, 2012 and 2011, revenues from Mexico accounted for 3% and 1%, respectively, of total revenues. For the six months ended June 30, 2012 and 2011, revenues from Mexico accounted for 4% and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three or six months ended June 30, 2012 and 2011 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Revenues
Chemicals	$40,893	$36,851	$79,302	$81,547
Biofuels	62,344	37,877	109,662	48,422
Revenues	$103,237	$74,728	$188,964	$129,969

Segment gross profit
Chemicals	$11,249	$7,068	$22,918	$14,842
Biofuels	3,151	8,361	4,283	5,585
Segment gross margins	14,400	15,429	27,201	20,427
Corporate expenses	(2,828)	(2,773)	(5,046)	(4,553)
Income before interest and taxes	11,572	12,656	22,155	15,874
Interest and other income	1,243	811	2,529	1,645
Interest and other expense	(125)	(95)	(15)	(197)
Provision for income taxes	(4,217)	(4,933)	(9,083)	(6,169)
Net income	$8,473	$8,439	$15,586	$11,153

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2012 and December 31, 2011.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(3,198)	$(3,198)	$-	$-
Preferred stock, trust preferred securities, municipal debt securities, and other equity instruments	$66,937	$66,937	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,453)	$(2,453)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,294	$56,294	$-	$-

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

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2012 and 2011 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2012	June 30, 2011
Net cash provided by operating activities	$43,390	$34,795
Net cash used in investing activities	$(12,920)	$(39,129)
Net cash (used in) provided by financing activities	$(8,184)	$7,802

Operating Activities

Cash provided by operating activities increased from $34,795,000 during the first six months of 2011 to $43,390,000 during the first six months of 2012, a net increase of $8,595,000.  This increase was primarily attributed to: (i) an increase in our net income; (ii) an increase in depreciation and amortization expense; (iii) the timing and amount of cash receipts from customers; and (iv) a decrease in our inventory balances.  Our net income increased from $11,153,000 in the six months ended June 30, 2011 to $15,586,000 in the six months ended June 30, 2012, contributing $4,433,000 to the increase from cash provided by operating activities.  This increase was primarily attributable to increased sales of biodiesel.  Net income for the six months ended June 30, 2012 included $5,178,000 of depreciation and amortization expense, while the results for the comparable period included $3,884,000.  This increase was due to the completion of certain capital projects in 2011 and 2012, and increased cash provided by operating activities by $1,294,000.  Accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $4,668,000 in the first six months of 2011, as compared to $9,106,000 in the first six months of 2012.  This increase was primarily due to the timing and amount of receipts of customer payments.  Lastly, a decrease in our inventory balance increased cash provided by operating activities by $14,082,000 in the first six months of 2012.  In the first six months of 2011, our inventory balance increased, which resulted in a $3,004,000 decrease in cash provided by operating activities.

Partially offsetting these increases in cash provided by operating activities were decreases attributable to: (i) accounts payable, including accounts payable to related parties; and (ii) deferred revenues.  Accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $418,000 in the first six months of 2011.  In the first six months of 2012, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $3,412,000.  This change was primarily attributable to differences in the timing and amount of payments to suppliers.  In the first six months of 2011, deferred revenue increased cash provided by operating activities by $11,602,000.  In the first six month of 2012, deferred revenue increased cash provided by operating activities by $100,000.  This change occurred as the construction related to capital projects we undertook on behalf of certain of our customers was largely completed and payments for those capital expenditures were received.

Investing Activities

Cash used in investing activities decreased from $39,129,000 in the first six months of 2011 to $12,920,000 in the first six months of 2012.  This decrease was primarily attributable to a reduction in the net purchases of marketable securities in the first six  months of 2012 compared to the first six months of 2011.  Such net purchases totaled $42,982,000 in the first six months of 2011 and $10,521,000 in the first six months of 2012.  Additionally, capital expenditures decreased from $15,325,000 in the first six months of 2011 to $4,068,000 in the first six months of 2012.  This decrease was attributable to the completion of certain capital projects undertaken on behalf of certain of our customers.  Our capital expenditures and customer reimbursements are summarized in the table below.  Partially offsetting these decreases in cash used in investing activities was a $21,086,000 change in restricted cash incurred in the first six months of 2011 that was not experienced in the first six months of 2012 in that we did not have restricted cash in 2012.

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Cash paid for capital expenditures	$4,068	$15,325
Cash received as reimbursement of capital expenditures	(289)	(10,456)
Cash paid, net of reimbursement, for capital expenditures	$3,779	$4,869

Financing Activities

Cash provided by financing activities decreased from $7,802,000 in the first six months of 2011 to $8,184,000 of cash used in financing activities in the first six months of 2012.  This change was primarily the result of $15,763,000 of cash being generated in the first six months of 2011 as a result of shares sold through our at-the-market offering (discussed below).  No shares were sold through this offering in the first six months of 2012.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at June 30, 2012 or December 31, 2011.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2012, we declared regular cash dividends in the amount of $0.10 per share on our common stock, per quarter.  The regular cash dividend amounted to $4,132,000 in the first quarter of 2012 and $4,132,000 in the second quarter of 2012, for aggregate dividend payments of $8,264,000 in the first six months of 2012.

In the first quarter of 2011, we declared a special cash dividend in the amount of $0.10 per share on our common stock.  The special cash dividend amounted to approximately $3,998,000.  In the second quarter of 2011, we declared a regular cash dividend in the amount of $0.10 per share on our common stock.  The regular cash dividend amounted to $3,998,000 in the second quarter of 2011, for aggregate dividend payments of $7,996,000 in the first six months of 2011.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering (discussed below), we accumulated funds in excess of our working capital needs.  Some of this excess working capital has been paid out as special and regular cash dividends.  Regular cash dividends will also be paid out for the remainder of 2012 as previously reported.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant.  Third parties have not placed significant restrictions on our working capital management decisions.

These funds were predominantly held in cash or cash equivalents at multiple financial institutions.  In the first two quarters of 2012 and 2011, we also had investments in certain preferred stock, trust preferred securities, other equity instruments, and municipal debt securities.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, other equity instruments, and municipal debt securities totaled $66,937,000 and $56,294,000 at June 30, 2012 and December 31, 2011, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate (or NOBS), a bleach activator manufactured for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation; (iii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymer, photographic and imaging chemicals, food additives, and an intermediate anode powder to be used as a component of high-performance graphite anode materials for lithium-ion batteries).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  The current contract expires on March 31, 2013.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  Sales of the bleach activator for the six months ended June 30, 2012 declined by 3% from sales for the six months ended June 30, 2011.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

We (and our predecessor at our Batesville plant) have been the primary manufacturer for our customer (and its predecessors) of a proprietary herbicide and certain intermediates since approximately 1993.  However, in recent years, these products have faced generic competition, both from other suppliers to our customer and from others who compete with our customer for the sale of herbicides.  In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts.  Sales of these products to our customer for the six months ended June 30, 2012 declined by 38% from sales for the six months ended June 30, 2011.  We are in fundamental disagreement with our customer about the volume of these products to be manufactured by us for them.  In addition, we are of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contract.  Accordingly, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can meet mutually acceptable terms.

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

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base.  The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon.  This group of products also includes sulfonated monomers, specialty solvents, polymer additives, and chemical intermediates.

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are indexed to key raw materials for inflation; otherwise, for noncontract sales there are no pricing mechanisms or specific protections against raw material or conversion cost changes.

Pricing for the other performance chemical products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  By June 30, 2012, daily production volumes from the redesigned line demonstrated a sustainable production capacity in excess of 45 million gallons of biodiesel per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates.  See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our Batesville plant, at leased storage facilities, and through a network of remotely operated tanks.  In addition, we deliver blended product to a small group of customers within our region.  We also sell refined petroleum products from time to time on common carrier pipelines in part to maintain our status as a shipper on the pipeline.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Dollar Change	% Change
Revenues	$103,237	$74,728	$28,509	38.2%
Income from operations	$11,572	$12,656	$(1,084)	(8.6%)
Net income	$8,473	$8,439	$34	0.4%
Earnings per common share - basic	$0.21	$0.21	$0.00	0.0%
Earnings per common share – diluted	$0.20	$0.21	$(0.01)	(4.8%)
Capital expenditures (net of customer reimbursements and grants)	$1,823	$2,624	$(801)	(30.5%)
Adjusted EBITDA	$5,940	$13,173	$(7,233)	(54.9%)

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends.  In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and our liquidity, relative to a performance and liquidity based on GAAP results, while isolating the effects of depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, and of non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and gains and losses on derivative instruments, whose immediate recognition can cause net income to be volatile from period to period due to the timing of the valuation change in the derivative instruments relative to the sale of biofuel.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Adjusted EBITDA	$5,940	$13,173
Depreciation and amortization	(2,594)	(1,973)
Non-cash stock-based compensation	(259)	(502)
Interest and dividend income	1,147	811
Interest expense	(9)	(36)
Loss on disposal of property and equipment	(44)	(21)
Gains on derivative instruments	8,625	1,957
Other expense, net	(116)	(37)
Income tax expense	(4,217)	(4,933)
Net income	$8,473	$8,439

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure, is set forth below under Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

Revenues

Revenues for the three months ended June 30, 2012 were $103,237,000 as compared to revenues for the three months ended June 30, 2011 of $74,728,000, an increase of 38%.  Revenues from biofuels increased 65% and accounted for 60% of total revenues in the second quarter of 2012 as compared to 51% in the second quarter of 2011.  Revenues from chemicals increased 11% and accounted for 40% of total revenues in the second quarter of 2012 as compared to 49% in the second quarter of 2011.  Within the chemicals segment, revenues for the three months ended June 30, 2012 changed as follows compared to the three months ended June 30, 2011: (i) revenues from the bleach activator increased 18%; (ii) revenues from the proprietary herbicide and intermediates decreased 26%; (iii) revenues from CPOs decreased 8%; (iv) revenues from DIPB decreased 13%; and (v) revenues from other products increased 61%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 23% of total revenues for the three months ended June 30, 2012 as compared to 32% of total revenues for the three months ended June 30, 2011.  These products comprised a smaller percentage of our total revenues in 2012 as revenues from our biofuels segment have assumed a larger percentage coupled with decreases in the sales of the bleach activator and the proprietary herbicide and intermediates.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future. With respect to the proprietary herbicide and intermediates, the decrease in revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily attributable to reduced volumes in 2012.  See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 11% during the second quarter of 2012 compared to the second quarter of 2011.  The combined decreased revenues from these two products were attributable to reduced sales volumes of CPOs and DIPB.  Some of the impact of the reduced DIPB sales volume was partially offset by an increase in per unit prices.  The end market for CPOs generally is the automotive industry.  Demand for this product can fluctuate significantly from year to year.

Revenues from other custom chemical products increased 72% in the second quarter of 2012 as compared to the second quarter of 2011.  The increase was due to sales during 2012 of a product we campaign for a customer and additional sales of other miscellaneous specialty chemicals and by-products.  In the second quarter of 2011, we did not make any sales of the campaigned product.  Revenues from proprietary chemicals increased 40% for the second quarter of 2012 as compared to the second quarter of 2011 and accounted for approximately 4% of total revenues for the three months ended June 30, 2012.  The increase was due to increased sales of multiple products, including crude glycerin.

Revenues from biofuels increased from $37,877,000 in the three months ended June 30, 2011 to $62,344,000 in the three months ended June 30, 2012.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2011.  However, the blenders credit expired on December 31, 2011 and has not been reinstated.  While we have not experienced a material decrease in demand for our biodiesel as a result of the loss of the blenders credit, the loss of the credit has adversely affected our biofuels segment gross profit by approximately $1.00 per gallon of biodiesel sold by us.  We have continued to debottleneck and increase our production capacity.  Sales and production of biodiesel increased in the second quarter of 2012 as we were producing and selling a larger quantity of biodiesel for the entire period; production volumes in the second quarter of 2011 did not have the benefit of process improvements that have been instated since.  A substantial portion of our biodiesel sold in the three months ended June 30, 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized.  We continue to develop our regional fuel distribution business.

           Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the second quarter of 2012 were $88,837,000 as compared to $59,299,000 for the second quarter of 2011, an increase of 50%, which compares to a 38% increase in revenues for the period.

Cost of goods sold and distribution for the three months ended June 30, 2012 for our chemicals segment totaled $29,644,000 as compared to $29,783,000 for the three months ended June 30, 2011.  On a percentage basis, total cost of goods sold and distribution was essentially unchanged between the two periods.  This compares against an 11% increase in chemical segment revenue for that period.  This difference was largely a result of a combination of the following: (i) certain expenditures were incurred in the second quarter of 2011 that we were unable to pass along to customers, and such expenditures decreased in the second quarter of 2012; and (ii) we experienced certain reductions in our operating costs due to an ongoing effort to minimize such expenditures.

Cost of goods sold and distribution for the second quarter of 2012 in our biofuels segment were $59,193,000 as compared to $29,516,000 for the second quarter of 2011.  On a percentage basis, cost of good sold and distribution increased 101% versus an increase in revenues of 65%.  This difference was largely a result of a combination of the following: (i) we do not allocate production costs to internally generated Renewable Identification Numbers (or RINs); and (ii) the expiration of the $1.00 per gallon federal blenders credit on December 31, 2011 (prior to 2012, we generally included the credit as a reduction to cost of goods sold).  From time to time we enter into sales of biodiesel on a “RINs-free” basis.  Such method of selling results in us maintaining possession of the applicable RINs from the sale.  The benefit derived from the eventual sale of the RINs is not reflected in our results of operations until such time as the RIN sale has been completed, which may lead to variability in our reported operating results.  At June 30, 2012 we had RINs available for sale which we did not have at June 30, 2011.

Operating Expenses

Operating expenses increased 2% from $2,773,000 in the second quarter of 2011 to $2,828,000 in the second quarter of 2012.  This increase was primarily attributable to increased expenditures incurred at a recently acquired warehouse facility and increased legal expenditures related to ongoing litigation.  These increases were partially offset by reduced stock based compensation expenses that were incurred in 2011 but not 2012,  and slightly reduced research and development expenses.

Provision for Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes and includes the impact of the change of the valuation allowance associated with certain deferred tax assets.  We determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets at December 31, 2011.  As such, we recorded a valuation allowance of $25,000 at December 31, 2011.  This valuation allowance totaled $0 at June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Dollar Change	% Change
Revenues	$188,964	$129,969	$58,995	45.4%
Income from operations	$22,155	$15,874	$6,281	39.6%
Net income	$15,586	$11,153	$4,433	39.7%
Earnings per common share - basic	$0.38	$0.28	$0.10	35.7%
Earnings per common share – diluted	$0.38	$0.28	$0.10	35.7%
Capital expenditures (net of customer reimbursements and grants)	$3,779	$4,869	$(1,090)	(22.4%)
Adjusted EBITDA	$22,524	$22,053	$471	2.1%

See the discussion above regarding our use of adjusted EBITDA. The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Adjusted EBITDA	$22,524	$22,053
Depreciation and amortization	(5,178)	(3,884)
Non-cash stock-based compensation	(259)	(502)
Interest and dividend income	2,287	1,587
Interest expense	(15)	(170)
Loss on disposal of property and equipment	(107)	(27)
Gains (losses) on derivative instruments	5,219	(1,793)
Other income, net	198	58
Income tax expense	(9,083)	(6,169)
Net income	$15,586	$11,153

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Adjusted EBITDA	$22,524	$22,053
(Benefit from) provision for deferred income taxes	(1,495)	478
Interest and dividend income	2,287	1,587
Income tax expense	(9,083)	(6,169)
Gains (losses) on derivative instruments	5,219	(1,793)
Change in fair value of derivative instruments and marketable securities	745	984
Changes in operating assets and liabilities, net	23,196	17,608
Other	(3)	47
Net cash provided by operating activities	$43,390	$34,795

Revenues

Revenues for the six months ended June 30, 2012 were $188,964,000 as compared to revenues for the six months ended June 30, 2011 of $129,969,000, an increase of 45%.  Revenues from biofuels increased 126% and accounted for 58% of total revenues in the first six months of 2012 as compared to 37% in the first six months of 2011.  Revenues from chemicals decreased 3% and accounted for 42% of total revenues in the first six months of 2012 as compared to 63% in the first six months of 2011.  Within the chemicals segment, revenues for the first six months of 2012 changed as follows compared to the first six months of 2011: (i) revenues from the bleach activator decreased 3%; (ii) revenues from the proprietary herbicide and intermediates decreased 38%; (iii) revenues from CPOs decreased 20%; (iv) revenues from DIPB were essentially unchanged; and (v) revenues from other products increased 35%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 23% of total revenues for the six months ended June 30, 2012 as compared to 39% of total revenues for the six months ended June 30, 2011.  These products comprised a smaller percentage of our total revenues in 2012 as revenues from our biofuels segment have assumed a larger percentage coupled with decreases in the sales of the bleach activator and the proprietary herbicide and intermediates.  Revenues from the bleach activator decreased 3% during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  The decrease was attributable to reduced volumes sold in 2012, partially offset by increased per unit prices.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future. With respect to the proprietary herbicide and intermediates, the 38% decrease in revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily attributable to reduced volumes in 2012.  See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 20% during the first six months of 2012 compared to the first six months of 2011.  The combined decreased revenues from these two products were attributable to reduced sales volumes of CPOs.  Some of the impact of the reduced CPO sales volume was partially offset by an increase in per unit prices.  The end market for CPOs generally is the automotive industry.  Demand for this product can fluctuate significantly from year to year.

Revenues from other custom chemical products increased 42% in the first six months of 2012 as compared to the first six months of 2011.  The increase was due to commercial sales of lithium ion battery material and continued sales of a product we campaign for a customer.  In the first six months of 2011, we did not make any sales of the lithium ion battery material and sales of the campaigned product were limited.  Revenues from proprietary chemicals increased 20% for the first six months of 2012 as compared to the first six months of 2011 and accounted for approximately 4% of total revenues for the first six months of 2012.  The increase was due to increased sales of multiple products, including crude glycerin.

Revenues from biofuels increased from $48,422,000 in the six months ended June 30, 2011 to $109,662,000 in the six months ended June 30, 2012.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2011.  However, the blenders credit expired on December 31, 2011 and has not been reinstated.  While we have not experienced a material decrease in demand for our biodiesel as a result of the loss of the blenders credit, the loss of the credit has adversely affected our biofuels segment gross profit by approximately $1.00 per gallon of biodiesel sold by us.  We have continued to debottleneck and increase our production capacity.  Sales and production of biodiesel increased in the first six months of 2012 as we were producing and selling a larger quantity of biodiesel for the entire period; sales in the first six months of 2011 were limited due to the initial conversion to lower grade biodiesel feedstocks and adaptation to the improvement in biodiesel economics.  Revenues from biofuels have also been benefited by our sales of refined petroleum products as a supplier on a common carrier pipeline.  Such sales totaled $8,881,000 in the first six months of 2012 compared to $2,749,000 in the first six of 2011.  Such sales generate little gross profit.  A substantial portion of our biodiesel sold in the first six months of 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized.  We continue to develop our regional fuel distribution business.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first six months of 2012 were $161,763,000 as compared to $109,542,000 for the first six months of 2011, an increase of 48%, which compares to a 45% increase in revenues for the period.

Cost of goods sold and distribution for the first six months of 2012 for our chemicals segment totaled $56,384,000 as compared to $66,705,000 for the first six months of 2011.  On a percentage basis, the 15% decrease in cost of goods sold and distribution expense for the first six months of 2012 was greater than the 3% decrease in chemicals segment revenues for that period.  This difference was largely a result of a combination of the following: (i) certain expenditures were incurred in the first six months of 2011 that we were unable to pass along to customers, and such expenditures decreased in the first six months of 2012; and (ii) we experienced certain reductions in our operating costs due to an ongoing effort to minimize such expenditures.

Cost of goods sold and distribution for the first six months of 2012 in our biofuels segment were $105,379,000 as compared to $42,837,000 for the first six months of 2011.  On a percentage basis, cost of goods sold and distribution increased 146% versus an increase in revenues of 126%.  This difference was largely a result of a combination of the following: (i) we do not allocate production costs to internally generated RINs; and (ii) the expiration of the $1.00 per gallon federal blenders credit on December 31, 2011 (prior to 2012, we generally included the credit as a reduction to cost of goods sold).  From time to time we enter into sales of biodiesel on a “RINs-free” basis.  Such method of selling results in us maintaining possession of the applicable RINs from the sale.  The benefit derived from the eventual sale of the RINs is not reflected in our results of operations until such time as the RIN sale has been completed, which may lead to variability in our reported operating results.  At June 30, 2012 we had RINs available for sale which we did not have at June 30, 2011.

Operating Expenses

Operating expenses increased 11%, from $4,553,000 in the six months ended June 30, 2011 to $5,046,000 in the six months ended June 30, 2012.  This increase was primarily attributable to certain reductions in other operating expenditures which were realized in the first six months of 2011, but did not repeat in the first six months of 2012.  Other causes for the increase stem from increased expenditures related to the operations of a newly acquired warehouse and increased legal fees associated with ongoing litigation.

Provision for Income Taxes

The effective tax rates for the six months ended June 30, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes and includes the impact of the change of the valuation allowance associated with certain deferred tax assets.  We determined that we do not believe that we have a more likely than not probability of realizing a portion of our deferred tax assets at December 31, 2011.  As such, we recorded a valuation allowance of $25,000 at December 31, 2011.  This valuation allowance totaled $0 at June 30, 2012.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first two quarters of 2012 and four in the first two quarters of 2011 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $13,608,000 and $16,351,000 for the three months ended June 30, 2012 and 2011, respectively, and $23,468,000 and $31,896,000 for the six month ended June 30, 2012 and 2011, respectively.

           Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2012 and December 31, 2011.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2012 or December 31, 2011 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  The general contractor’s default did not have a material adverse effect on us or our financial condition, results of operations, or cash flows.  As a result of the contractor’s default, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we incurred as a result of his default.  The former contractor counterclaimed against us for amounts he asserted were due him under our contract with him.  The trial was conducted on this matter and the jury determined that we were not the breaching party under the contract but rather the general contractor was the breaching party and that the general contractor did not substantially complete his obligations under the contract.  The jury did however award the contractor certain amounts that the jury determined we owed him under the contract for services rendered through the date of breach.  Upon our motion, the court reduced the amount awarded by the jury.  Such amount does not have a material adverse effect on our overall financial condition, results of operations, or cash flows.  Both we and the contractor appealed certain rulings made in the course of this case and those appeals are pending.  We do not believe that the effect of these appeals will have a material adverse effect our overall financial condition, results of operations, or cash flows.

We entered into an agreement with a biodiesel trade association to pay certain fees and dues to the association in order to obtain access and registration to the association’s compiled biodiesel health effects data (or HED) required by the United States Environmental Protection Agency (or USEPA) for biodiesel manufacturers.  Manufacturers of biodiesel who pay their fair share of costs for the HED can have access to and obtain registration with the USEPA.  We brought suit against the trade association for rescission of the agreement for various reasons including, among other things, that we have already paid our fair share of costs for the data to the trade association, and that the fees and dues structure of the trade association were overly excessive, against public policy, and restrained competition.  The trade association counterclaimed against us for collection of fees and dues allegedly owed by us to it through 2015, plus attorneys fees and court costs.  In the alternative, the trade association sought a declaration that we are not entitled to use the HED.  This case has been settled and, as part of the settlement, the trade association agreed that we have continued access to the HED.  This settlement did not have a material adverse effect on us or on our financial condition, results of operation, or cash flows.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first two quarters of 2012 or 2011.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of June 30, 2012 and December 31, 2011, the fair values of our derivative instruments were a net liability in the amount of $3,198,000 and $2,453,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2012.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	166,222,932	LB	10%	$7,264	26.7%
Petrodiesel	3,023,115	GAL	10%	$956	3.5%
Methanol	16,378,529	LB	10%	$326	1.2%
Electricity	53,805	MWH	10%	$289	1.1%

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2012.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2012 or December 31, 2011 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2012 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

See our Form 10-K, Annual Report for the year ended December 31, 2011 filed with the SEC on March 15, 2012 for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing except as follows.  First, the following risk is added.

From time-to-time we engage in sales of biodiesel in which we maintain possession of the corresponding RINs.

When deemed desirable, we sell biodiesel to customers on a “RINs-free” basis.  Such method of selling results in us maintaining possession of the applicable RINs from the sale and assuming the market risk associated with changing RIN values.  If RIN prices decrease, it is possible that we will realize either lower profit on that transaction than originally anticipated at the time of sale or, potentially, a loss on the sale.  Historically, prices for RINs have fluctuated widely.  Further, we do not allocate production costs to internally generated RINs and, therefore, revenues from RINs may be realized in a period after they were produced.

Second, the following risk is modified as follows.

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

In the second quarter of 2011, we received notification from the customer of the bleach activator stating their intention to reduce the quantities of the bleach activator they purchase beginning as soon as possible from the date of such notice.  The amount of such decrease was not stated.  Revenues from the bleach activator increased 18% for the three month ended June 30, 2012 compared to the three months ended June 30, 2011, but decreased 3% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  We continue to work collaboratively with our customer of the bleach activator to assess their future demand, which demand may continue to decline.

In 2011, the customer of the proprietary herbicide (and intermediates) initiated discussions with us to reduce volume and alter other terms of their contracts with us.  Sales of these products to our customer for the six months ended June 30, 2012 declined by 38% from sales for the six months ended June 30, 2011.  We are in fundamental disagreement with our customer about the volume of these products to be manufactured by us for them.  In addition, we are of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contract.  Accordingly, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can meet mutually acceptable terms.

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

On May 10, 2011, we entered into an At-the-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated (or Stifel) relating to up to 3 million shares of our common stock.  The sales of shares of our common stock under this sales agreement are to be made in “at the market” offerings as defined in Rule 415 of the Securities Act of 1933, as amended, including sales made directly on the New York Stock Exchange (the principal existing trading market for shares of our common stock), to or through a market maker or any other trading market for our common stock, or (with our prior consent) in privately negotiated transactions at negotiated prices.  The aggregate compensation payable to Stifel as sales agent will be 3% of the gross sales price of the shares sold through the sales agreement.  The sales are being made pursuant to our shelf registration.

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

We did not make any sales of our common stock through this at-the-market offering during the first six months of 2012.

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

10.5.
Credit Agreement dated March 14, 2007 between FutureFuel Chemical Company and Regions Bank (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.10 to Form 10 filed April 24, 2007)

10.6.
Revolving Credit Promissory Note dated March 14, 2007 executed by FutureFuel Chemical Company and payable to the order of Regions Bank (incorporated by reference to Exhibit No. 10.11 to Form 10 filed April 24, 2007)

10.7.
Security Agreement -Accounts and Inventory dated March 14, 2007 executed by FutureFuel Chemical Company in favor of Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10 filed April 24, 2007)

10.8.	Continuing Unlimited Guaranty Agreement dated March 14, 2007 executed by FutureFuel Corp. in favor of Regions Bank (incorporated by reference to Exhibit No. 10.13 to Form 10 filed April 24, 2007)
10.9.	Second Modification Agreement dated March 14, 2010 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 16, 2011)
10.10.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)
10.11.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)
10.12.
Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.15 to Form 10-K filed March 16,2011)

10.13
At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10,2011)

11.	Statement re Computation of per Share Earnings
22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed May 10, 2011)
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101.	Interactive Data Files**
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, a amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
and Treasurer (principal financial officer)

Date:  August 9, 2012