Form 10-Q
period 2012-09-30
FutureFuel Corp.
filed 2012-11-08
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012 OR
⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2012: 41,326,057

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2012, our audited consolidated balance sheet as at December 31, 2011, our unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2012 and September 30, 2011, and our consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and September 30, 2011.

FutureFuel Corp.
Consolidated Balance Sheets
As at September 30, 2012 and December 31, 2011
(Dollars in thousands)

	(Unaudited) September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$114,593	$89,745
Accounts receivable, net of allowances of $0 and $10 at September 30, 2012 and December 31, 2011, respectively	19,886	35,554
Accounts receivable – related parties	947	123
Inventory	49,078	57,439
Prepaid expenses	410	1,460
Prepaid expenses – related parties	32	-
Marketable securities	81,807	56,294
Other current assets	1,568	1,910
Total current assets	268,321	242,525
Property, plant and equipment, net	139,143	140,517
Other assets	2,249	2,202
Total noncurrent assets	141,392	142,719
Total Assets	$409,713	$385,244

Liabilities and Stockholders’ Equity
Accounts payable	$16,109	$18,665
Accounts payable – related parties	1,084	3,023
Income taxes payable	4,793	1,123
Current deferred income tax liability	8,079	6,162
Deferred revenue – short-term	6,035	3,558
Accrued expenses and other current liabilities	5,439	3,225
Accrued expenses and other current liabilities – related parties	14	43
Total current liabilities	41,553	35,799
Deferred revenue – long-term	28,206	29,256
Contingent liability – long-term	2,521	2,521
Other noncurrent liabilities	942	924
Noncurrent deferred income tax liability	28,736	28,506
Total noncurrent liabilities	60,405	61,207
Total liabilities	101,958	97,006
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,326,057 and 41,308,446 issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	4	4
Accumulated other comprehensive income	5,179	1,803
Additional paid in capital	253,907	253,505
Retained earnings	48,665	32,926
Total stockholders’ equity	307,755	288,238
Total Liabilities and Stockholders’ Equity	$409,713	$385,244

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2012	2011
Revenues	$81,983	$90,101
Revenues – related parties	6,293	206
Cost of goods sold	63,866	66,599
Cost of goods sold – related parties	1,263	848
Distribution	1,084	770
Distribution – related parties	100	95
Gross profit	21,963	21,995
Selling, general, and administrative expenses
Compensation expense (inclusive of $22 and $0 of stock based compensation expense for the three months ended September 30, 2012 and 2011, respectively)	841	826
Other expense	951	762
Related party expense	36	53
Research and development expenses	954	996
	2,782	2,637
Income from operations	19,181	19,358
Interest and dividend income	1,144	955
Interest expense	(6)	(6)
Gain/(loss) on marketable securities	83	(240)
Other income/(expense)	68	(66)
	1,289	643
Income before income taxes	20,470	20,001
Provision for income taxes	7,921	7,268
Net income	$12,549	$12,733

Earnings per common share
Basic	$0.30	$0.31
Diluted	$0.30	$0.31
Weighted average shares outstanding
Basic	41,320,427	41,297,834
Diluted	41,471,373	41,478,005

Comprehensive Income
Net income	$12,549	$12,733
Other comprehensive income/(loss) from unrealized gains and losses on available-for-sale securities, net of tax of $2,134 in 2012 and of $(2,159) in 2011	3,423	(3,449)
Comprehensive income	$15,972	$9,284

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands, except per share amounts)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Revenues	$264,429	$216,280
Revenues – related parties	12,811	3,996
Cost of goods sold	221,288	168,948
Cost of goods sold – related parties	3,001	6,458
Distribution	3,424	2,118
Distribution – related parties	363	329
Gross profit	49,164	42,423
Selling, general, and administrative expenses
Compensation expense (inclusive of $281 and $502 of stock based compensation expense for the nine months ended September 30, 2012 and 2011, respectively)	2,655	2,955
Other expense	2,390	1,452
Related party expense	157	172
Research and development expenses	2,626	2,610
	7,828	7,189
Income from operations	41,336	35,234
Interest and dividend income	3,431	2,542
Interest expense	(21)	(176)
Gain/(loss) on marketable securities	281	(182)
Other income/(expense) income	112	(93)
	3,803	2,091
Income before income taxes	45,139	37,325
Provision for income taxes	17,004	13,437
Net income	$28,135	$23,888

Earnings per common share
Basic	$0.68	$0.59
Diluted	$0.68	$0.59
Weighted average shares outstanding
Basic	41,318,123	40,509,810
Diluted	41,472,775	40,687,188

Comprehensive Income
Net income	$28,135	$23,888
Other comprehensive income/(loss) from unrealized gains/(losses) on available-for-sale securities, net of tax of $2,105 and $(1,887) in 2012 and 2011, respectively	3,376	(3,016)
Comprehensive income	$31,511	$20,872

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows provided by operating activities
Net income	$28,135	$23,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,789	6,351
Provision for deferred income taxes	42	3,453
Change in fair value of derivative instruments and marketable securities	(855)	869
(Gain)/loss on the sale of investments	(281)	414
Losses on disposals of fixed assets	62	93
Stock based compensation	281	502
Noncash interest expense	18	16
Changes in operating assets and liabilities:
Accounts receivable	15,668	9,399
Accounts receivable – related parties	(824)	(81)
Inventory	8,361	(6,344)
Income taxes receivable	-	519
Prepaid expenses	1,050	827
Prepaid expenses – related parties	(32)	-
Accrued interest on marketable securities	-	(123)
Other assets	(62)	544
Accounts payable	(2,556)	877
Accounts payable – related parties	(1,939)	(222)
Income taxes payable	3,670	4,570
Accrued expenses and other current liabilities	2,214	2,781
Accrued expenses and other current liabilities – related parties	(29)	35
Deferred revenue	1,427	11,743
Net cash provided by operating activities	62,139	60,111
Cash flows from investing activities
Restricted cash	-	21,086
Collateralization of derivative instruments	1,212	(2,162)
Purchase of marketable securities	(37,389)	(83,350)
Proceeds from the sale of marketable securities	17,638	30,979
Proceeds from the sale of fixed assets	247	12
Capital expenditures	(6,724)	(18,849)
Net cash used in investing activities	(25,016)	(52,284)
Cash flows from financing activities
Proceeds from the issuance of stock	100	15,798
Excess tax benefits associated with stock options	21	-
Payment of dividends	(12,396)	(12,126)
Net cash (used in) provided by financing activities	(12,275)	3,672
Net change in cash and cash equivalents	24,848	11,499
Cash and cash equivalents at beginning of period	89,745	91,057
Cash and cash equivalents at end of period	$114,593	$102,556

Cash paid for interest	$3	$-
Cash paid for income taxes	$13,539	$4,896
Non-cash capital expenditures	$-	$1,390

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

The Batesville Plant was constructed to produce proprietary photographic chemicals for Eastman Kodak Company (“Eastman Kodak”).  Over the years, Eastman Kodak shifted the plant’s focus away from the photographic imaging business to the custom synthesis of fine and speciality chemicals and organic chemical intermediates used in a variety of end markets, including paints and coatings, plastics and polymers, pharmaceuticals, food supplements, household detergents, and agricultural products.

In 2005, the Batesville Plant began the implementation of a biobased products platform.  This includes the production of biofuels (biodiesel) and biobased specialty chemical products (biobased solvents, chemicals, and intermediates).  In addition to biobased products, the Batesville Plant continues to manufacture fine and speciality chemicals and other organic chemicals.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)             Inventory

The carrying values of inventory were as follows as of:

	September 30, 2012	December 31, 2011
At average cost (approximates current cost)
Finished goods	$34,849	$19,481
Work in process	1,261	3,643
Raw materials and supplies	25,301	47,833
	61,411	70,957
LIFO reserve	(12,333)	(13,518)
Total inventory	$49,078	$57,439

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $(2,154) and a gain of $1,779 for the three months ended September 30, 2012 and 2011, respectively, and a gain of $3,065 and a loss of $14 for the nine months ended September 30, 2012 and 2011, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2012		December 31, 2011
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(450)	$(1,599)	(300)	$(2,221)
Regulated fixed price future commitments, included in other current assets	-	$-	(71)	$(232)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,151 and $4,363 at September 30, 2012 and December 31, 2011, respectively.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)            Marketable securities

At September 30, 2012 and December 31, 2011, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  At September 30, 2012, FutureFuel also had investments in certain municipal auction rate securities.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	September 30, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$40,238	$6,808	$(550)	$46,496
Preferred stock	21,393	1,977	-	23,370
Trust preferred securities	10,969	182	(10)	11,141
Municipal debt securities	800	-	-	800
Total	$73,400	$8,967	$(560)	$81,807

	December 31, 2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,442	$4,433	$(647)	$37,228
Preferred stock	10,718	110	(1,029)	9,799
Trust preferred securities	9,210	65	(8)	9,267
Total	$53,370	$4,608	$(1,684)	$56,294

The aggregate fair value of instruments with unrealized losses totaled $13,116 and $13,283 at September 30, 2012 and December 31, 2011, respectively.  As of September 30, 2012 and December 31, 2011, FutureFuel had a total of $3,525 and $257 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2012	December 31, 2011
Accrued employee liabilities	$4,581	$1,710
Accrued property, use, and franchise taxes	854	1,521
Other	18	37
Total	$5,453	$3,268

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

As of September 30, 2012 and December 31, 2011 borrowings under this credit agreement totaled $0 and $0, respectively.

7)           Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$7,921	$7,268	$17,004	$13,437
Effective tax rate	38.7%	36.3%	37.7%	36.0%

The effective tax rates for the three and nine months ended September 30, 2012 and 2011 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax and includes the impact of the elimination of the agri-biodiesel production credit for 2012 and of the change of the valuation allowance associated with certain deferred tax assets.  FutureFuel had determined that it did not believe that it had a more likely than not probability of realizing a portion of its deferred tax assets.  As such, it recorded a valuation allowance of $0 and $25 at September 30, 2012 and December 31, 2011, respectively.

Unrecognized tax benefits totaled $0 and $0 at September 30, 2012 and December 31, 2011, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At September 30, 2012 and December 31, 2011, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2009 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Net income available to common stockholders	$12,549	$12,733	$28,135	$23,888

Weighted average number of common shares outstanding	41,320,427	41,297,834	41,318,123	40,509,810
Effect of stock options	150,946	180,171	154,652	177,378
Weighted average diluted number of common shares outstanding	41,471,373	41,478,005	41,472,775	40,687,188

Basic earnings per share	$0.30	$0.31	$0.68	$0.59
Diluted earnings per share	$0.30	$0.31	$0.68	$0.59

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 as they were anti-dilutive.  The weighted average number of options excluded on this basis was 240,000 and 200,000 for the three and nine month periods ended September 30, 2012, respectively.  The weighted average number of options excluded on this basis was 120,000 and 80,000 for the three and nine month periods ended September 30, 2011, respectively.

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

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2012	$85,763	$2,513	$88,276
September 30, 2011	$85,811	$4,496	$90,307

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2012	$267,169	$10,071	$277,240
September 30, 2011	$210,901	$9,375	$220,276

For the three months ended September 30, 2012 and 2011, revenues from Mexico accounted for 2% and 4%, respectively, of total revenues.  For the nine months ended September 30, 2012 and 2011, revenues from Mexico accounted for 3% and 4%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during the three or nine months ended September 30, 2012 and 2011 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenues
Chemicals	$40,327	$42,184	$119,628	$123,731
Biofuels	47,949	48,123	157,612	96,545
Revenues	$88,276	$90,307	$277,240	$220,276

Segment gross profit
Chemicals	$15,357	$13,064	$38,277	$27,907
Biofuels	6,606	8,931	10,887	14,516
Segment gross margins	21,963	21,995	49,164	42,423
Corporate expenses	(2,782)	(2,637)	(7,828)	(7,189)
Income before interest and taxes	19,181	19,358	41,336	35,234
Interest and other income	1,295	955	3,824	2,542
Interest and other expense	(6)	(312)	(21)	(451)
Provision for income taxes	(7,921)	(7,268)	(17,004)	(13,437)
Net income	$12,549	$12,733	$28,135	$23,888

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2012 and December 31, 2011.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(1,599)	$(1,599)	$-	$-
Preferred stock, trust preferred securities, municipal debt securities, and other equity instruments	$81,807	$81,807	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,453)	$(2,453)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,294	$56,294	$-	$-

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

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2012 and 2011 are set forth in the following chart.

(Dollars in thousands)

	September 30, 2012	September 30, 2011
Net cash provided by operating activities	$62,139	$60,111
Net cash used in investing activities	$(25,016)	$(52,284)
Net cash (used in) provided by financing activities	$(12,275)	$3,672

Operating Activities

Cash provided by operating activities increased from $60,111,000 during the first nine months of 2011 to $62,139,000 during the first nine months of 2012, a net increase of $2,028,000.  This increase was primarily attributed to: (i) the timing and amount of cash receipts from customers and (ii) a decrease in our inventory balances.  Accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $14,844,000 in the first nine months of 2012, as compared to $9,318,000 in the first nine months of 2011.  This increase was primarily due to the timing and amount of receipts of customer payments.  Additionally, a decrease in our inventory balance increased cash provided by operating activities by $8,361,000 in the first nine months of 2012.  In the first nine months of 2011 our inventory balance increased, which reduced cash provided by operating activities by $6,344,000.

Partially offsetting these increases in cash provided by operating activities were decreases attributable to: (i) accounts payable, including accounts payable to related parties; (ii) income taxes payable, including income taxes receivable; and (iii) deferred revenues.  In the first nine months of 2011, accounts payable, including accounts payable to related parties, increased cash provided by operating activities $655,000.  In the first nine months of 2012, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $4,495,000.  This change was primarily attributable to differences in the timing and amount of payments to suppliers.  In the first nine months of 2011, income taxes payable and income taxes receivable increased cash provided by operating activities by a total of $5,089,000.  In the first nine months of 2012, income taxes payable combined with income taxes receivable increased cash provided by operating activities by a comparatively smaller $3,670,000.  This change is a result of the timing and amount of our income tax payments.  In the first nine months of 2012, deferred revenue increased our cash provided by operating activities by $1,427,000.  In the first nine months of 2011, deferred revenue increased our cash provided by operating activities by $11,743,000.  This change occurred as the construction related to capital projects we undertook on behalf of certain of our customers was largely completed and payments for those capital expenditures were received.

Investing Activities

Cash used in investing activities decreased from $52,284,000 in the first nine months of 2011 to $25,016,000 in the first nine months of 2012.  This decrease was primarily attributable to a reduction in the net purchases of marketable securities in the first nine months of 2012 compared to the first nine months of 2011.  Such net purchases totaled $52,371,000 in the first nine months of 2011and $19,751,000 in the first nine months of 2012.  Additionally, capital expenditures decreased from $18,849,000 in the first nine months of 2011 to $6,724,000 in the first nine months of 2012.  This decrease was attributable to the completion of certain capital projects undertaken on behalf of certain of our customers.  Our capital expenditures and customer reimbursements are summarized in the table below.  Partially offsetting these decreases in cash used in investing activities was a $21,086,000 change in restricted cash incurred in the first nine months of 2011 that was not experienced in the first nine months of 2012.  We did not have restricted cash in 2012.

(Dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Cash paid for capital expenditures	$6,724	$18,849
Cash received as reimbursement of capital expenditures	(289)	(10,807)
Cash paid, net of reimbursement, for capital expenditures	$6,435	$8,042

Financing Activities

Cash provided by financing activities decreased from $3,672,000 in the first nine months of 2011 to $12,275,000 of cash used in financing activities in the first nine months of 2012.  This change was primarily the result of $15,763,000 of cash being generated in the first nine months of 2011 as a result of shares sold through our at-the-market offering (discussed below).  No shares were sold through this offering in the first nine months of 2012.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at September 30, 2012 or December 31, 2011.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2012, we declared regular cash dividends in the amount of $0.10 per share on our common stock, per quarter.  The regular cash dividend amounted to $4,132,000 in each of these quarters, for aggregate dividend payments of $12,396,000 in the first nine months of 2012.

In the first quarter of 2011, we declared a special cash dividend in the amount of $0.10 per share on our common stock.  The special cash dividend amounted to approximately $3,998,000.  In the second quarter of 2011, we declared regular cash dividends in the amount of $0.10 per share on our common stock for the remainder of 2011.  Such dividend payments amounted to $3,998,000 in the second quarter of 2011 and $4,130,000 in the third quarter of 2011, for aggregate dividend payments of $12,126,000 in the first nine months of 2011.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering (discussed below), we accumulated funds in excess of our working capital needs.  Some of this excess working capital has been paid out as special and regular cash dividends.  We anticipate regular cash dividends will also be paid out for the remainder of 2012 as previously reported.  Third parties have not placed significant restrictions on our working capital management decisions.

The excess working capital was predominantly held in cash or cash equivalents at multiple financial institutions.  In the first three quarters of 2012 and 2011, we also had investments in certain preferred stock, trust preferred securities, other equity instruments, and municipal debt securities.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, other equity instruments, and municipal debt securities totaled $81,807,000 and $56,294,000 at September 30, 2012 and December 31, 2011, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate (or NOBS), a bleach activator manufactured for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for Arysta LifeScience North America Corporation; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymer, photographic and imaging chemicals, food additives, and an intermediate anode powder to be used as a component of high-performance graphite anode materials for lithium-ion batteries).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.  Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  Sales of the bleach activator for the nine months ended September 30, 2012 declined by 9% from sales for the nine months ended September 30, 2011.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

We (and our predecessor at our Batesville plant) have been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1993.  However, in recent years, these products have faced generic competition, both from other suppliers to our customer and from others who compete with our customer for the sale of herbicides and from other agricultural chemicals present in the market place.  In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts.  Sales of these products to our customer for the nine months ended September 30, 2012 declined by 33% from sales for the nine months ended September 30, 2011.  We are of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contract.  Accordingly, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can reach mutually acceptable terms.

In 2008, we entered into a contract with a new customer for the toll manufacture of an industrial intermediate utilized in the antimicrobial industry.  This contract required certain capital expenditures to modify and expand our plant to produce this industrial intermediate.  The customer reimbursed these expenditures, which reimbursements have been classified as deferred revenue on our balance sheet and will be recognized into income over the expected life of the product.  The contract stipulates a price curve based on volumes sold and has an inflationary pricing provision whereby we pass along most inflationary changes in production costs to the customer.  The contract expires in December 2013.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  We have the capability to process multiple types of vegetable oils and animal fats, we can receive feedstock by rail or truck, and we have completed the construction of substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high fatty acids.  By September 30, 2012, daily production volumes from the redesigned line demonstrated a sustainable production capacity in excess of 45 million gallons of biodiesel per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.

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

Three Months Ended September 30, 2012 Compared to Three Months September 30, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Dollar Change	% Change
Revenues	$88,276	$90,307	$(2,031)	(2.2%)
Income from operations	$19,181	$19,358	$(177)	(0.9%)
Net income	$12,549	$12,733	$(184)	(1.4%)
Earnings per common share - basic	$0.30	$0.31	$(0.01)	(3.2%)
Earnings per common share – diluted	$0.30	$0.31	$(0.01)	(3.2%)
Capital expenditures (net of customer reimbursements and grants)	$2,656	$3,173	$(517)	(16.3%)
Adjusted EBITDA	$23,991	$20,046	$3,945	19.7%

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures and to pay dividends.  In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and our liquidity relative to a performance and liquidity based on GAAP results. In our view, adjusted EBITDA isolates the effects of (i) depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance; (ii) non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies; and (iii) gains and losses on derivative instruments, whose immediate recognition can cause net income to be volatile from period to period due to the timing of the valuation change in the derivative instruments relative to the sale of biofuel.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Adjusted EBITDA	$23,991	$20,046
Depreciation	(2,611)	(2,467)
Non-cash stock-based compensation	(22)	-
Interest and dividend income	1,144	955
Interest expense	(6)	(6)
Loss/(gain) on disposal of property and equipment	45	(66)
(Losses)/gains on derivative instruments	(2,154)	1,779
Other income/(expense), net	83	(240)
Income tax expense	(7,921)	(7,268)
Net income	$12,549	$12,733

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure, is set forth below under Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Revenues

Revenues for the three months ended September 30, 2012 were $88,276,000 as compared to revenues for the three months ended September 30, 2011 of $90,307,000, a decrease of 2%.  Revenues from biofuels were essentially unchanged and accounted for 54% of total revenues in the third quarter of 2012 as compared to 53% in the third quarter of 2011.  Revenues from chemicals decreased 4% and accounted for 46% of total revenues in the third quarter of 2012 as compared to 47% in the third quarter of 2011.  Within the chemicals segment, revenues for the three months ended September 30, 2012 changed as follows compared to the three months ended September 30, 2011: (i) revenues from the bleach activator decreased 20%; (ii) revenues from the proprietary herbicide and intermediates decreased 23%; (iii) revenues from CPOs decreased 2%; (iv) revenues from DIPB increased 14%; and (v) revenues from other custom products increased 83%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 26% of total revenues for the three months ended September 30, 2012 as compared to 31% of total revenues for the three months ended September 30, 2011.  These products comprised a smaller percentage of our total revenues in the third quarter of 2012 due to growth in the biofuels segment and period-to-period decreases of these chemical products.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, the decrease in revenue for the three months September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable to reduced volumes in 2012.  See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together increased 8% during the third quarter of 2012 compared to the third quarter of 2011.  The combined increased revenues from these two products were attributable to increased sales volumes, along with an increased sales price, of DIPB.

Revenues from other custom chemical products increased 83% in the third quarter of 2012 as compared to the third quarter of 2011.  The increase was due to sales during 2012 of a product we periodically produce for a customer and additional sales of other miscellaneous specialty chemicals and by-products.  In the third quarter of 2011, we did not make any sales of the periodically produced product.  Revenues from proprietary chemicals increased 3% for the third quarter of 2012 as compared to the third quarter of 2011 and accounted for approximately 4% of total revenues for the three months ended September 30, 2012.  The increase was due to increased sales of multiple products, including crude glycerin.

Revenues from biofuels decreased from $48,123,000 in the three months ended September 30, 2011 to $47,949,000 in the three months ended September 30, 2012.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2011.  However, the blenders credit expired on December 31, 2011 and has not been reinstated.  While we have not experienced a material decrease in demand for our biodiesel as a result of the loss of the blenders credit, the loss of the credit has adversely affected our biofuels segment gross profit by approximately $1.00 per gallon of biodiesel sold by us.  We have continued to debottleneck and increase our production capacity over the course of 2011 and 2012.  Most of these process improvements were in place in the third quarter of 2011.  A substantial portion of our biodiesel sold in the three months ended September 30, 2012 and 2011 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized.  We continue to develop our regional fuel distribution business.

           Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the third quarter of 2012 were $66,313,000 as compared to $68,312,000 for the third quarter of 2011, a decrease of 3%, which compares to a 2% decrease in revenues for the period.

Cost of goods sold and distribution for the three months ended September 30, 2012 for our chemicals segment totaled $24,970,000 as compared to $29,120,000 for the three months ended September 30, 2011.  On a percentage basis, total cost of goods sold and distribution decreased approximately 14% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  This compares against a 4% decrease in chemical segment revenue for that period.  This difference was largely a result of us experiencing reductions in our operating costs due to an ongoing effort to minimize such expenditures, a reduction in cost of goods sold resulting from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting and changes in capitalized inventory costs resulting from the change in product mix in inventory at September 30, 2012.

Cost of goods sold and distribution for the third quarter of 2012 in our biofuels segment were $41,343,000 as compared to $39,192,000 for the third quarter of 2011.  On a percentage basis, cost of good sold and distribution increased 5% versus a slight decrease in revenues.  This difference was partially a result of the receipt of approximately $1,900,000 under the USDA Section 9005 – Advanced Biofuel Producers program – in the third quarter of 2011.  This award totaled approximately $753,000 in the third quarter of 2012.  The receipt of this award has been recorded as a reduction in cost of good sold and distribution in both the third quarter of 2012 and 2011.  At June 30, 2012 we maintained an inventory of RINs, or renewable identification numbers.  These RINs were sold in the three months ended September 30, 2012.  The sales of these RINs in the third quarter of 2012 increased sales revenues from biofuels without a corresponding increase to cost of goods sold and distribution in the biofuels segment.  Additionally, cost of goods sold and distribution for the third quarter of 2012 in our biofuels segment was also reduced by the before mentioned adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Despite these positive impacts on the profitability of the biofuels segment there was a general reduction in biofuel profit margins as a result of fluctuations in the biodiesel market and the expiration of the $1.00 per gallon federal blenders credit on December 31, 2011 (prior to 2012, we generally included the credit as a reduction to cost of goods sold).

Operating Expenses

Operating expenses increased 5% from $2,637,000 in the third quarter of 2011 to $2,782,000 in the third quarter of 2012.  This increase was primarily attributable to increased expenditures incurred at a recently acquired warehouse facility and increased legal expenditures related to ongoing litigation.  These increases were partially offset by slightly reduced research and development expenses.

Provision for Income Taxes

The effective tax rates for the three months ended September 30, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes and includes the impact of any change of the valuation allowance associated with certain deferred tax assets.  We had determined that we did not believe that we had a more likely than not probability of realizing a portion of our deferred tax assets at September 30, 2011.  As such, we had recorded a valuation allowance of $397,000 at September 30, 2011.  This valuation allowance totaled $0 at September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Dollar Change	% Change
Revenues	$277,240	$220,276	$56,964	25.9%
Income from operations	$41,336	$35,234	$6,102	17.3%
Net income	$28,135	$23,888	$4,247	17.8%
Earnings per common share - basic	$0.68	$0.59	$0.09	15.3%
Earnings per common share – diluted	$0.68	$0.59	$0.09	15.3%
Capital expenditures (net of customer reimbursements and grants)	$6,435	$8,042	$(1,607)	(20.0%)
Adjusted EBITDA	$46,515	$42,101	$4,414	10.5%

See the discussion above regarding our use of adjusted EBITDA.  The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Adjusted EBITDA	$46,515	$42,101
Depreciation	(7,789)	(6,351)
Non-cash stock-based compensation	(281)	(502)
Interest and dividend income	3,431	2,542
Interest expense	(21)	(176)
Loss on disposal of property and equipment	(62)	(93)
Gains (losses) on derivative instruments	3,065	(14)
Other income, net	281	(182)
Income tax expense	(17,004)	(13,437)
Net income	$28,135	$23,888

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Adjusted EBITDA	$46,515	$42,101
Provision for deferred income taxes	42	3,453
Interest and dividend income	3,431	2,542
Income tax expense	(17,004)	(13,437)
Gains (losses) on derivative instruments	3,065	(14)
Change in fair value of derivative instruments and marketable securities	(855)	869
Changes in operating assets and liabilities, net	26,948	24,525
Other	(3)	72
Net cash provided by operating activities	$62,139	$60,111

Revenues

Revenues for the nine months ended September 30, 2012 were $277,240,000 as compared to revenues for the nine months ended September 30, 2011 of $220,276,000, an increase of 26%.  Revenues from biofuels increased 63% and accounted for 57% of total revenues in the first nine months of 2012 as compared to 44% in the first nine months of 2011.  Revenues from chemicals decreased 3% and accounted for 43% of total revenues in the first nine months of 2012 as compared to 56% in the first nine months of 2011.  Within the chemicals segment, revenues for the first nine months of 2012 changed as follows compared to the first nine months of 2011: (i) revenues from the bleach activator decreased 9%; (ii) revenues from the proprietary herbicide and intermediates decreased 33%; (iii) revenues from CPOs decreased 15%; (iv) revenues from DIPB increased 4%; and (v) revenues from other custom products increased 71%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 23% of total revenues for the nine months ended September 30, 2012 as compared to 36% of total revenues for the nine months ended September 30, 2011.  These products comprised a smaller percentage of our total revenues in 2012 due to growth in the biofuels segment and year-to-year decreases of these chemical products.  Revenues from the bleach activator decreased 9% during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  The decrease was attributable to reduced volumes sold in 2012, partially offset by increased per unit prices.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future. As noted above, on August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.  With respect to the proprietary herbicide and intermediates, the 33% decrease in revenue for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily attributable to reduced volumes in 2012.  See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 4% during the first nine months of 2012 compared to the first nine months of 2011.  The combined decreased revenues from these two products were attributable to reduced sales volumes of CPOs.  Some of the impact of the reduced CPO sales volume was partially offset by an increase in per unit prices.  The end market for CPOs generally is the automotive industry.  Demand for this product can fluctuate significantly from year to year.

Revenues from other custom chemical products increased 71% in the first nine months of 2012 as compared to the first nine months of 2011.  The increase was due to continued sales of a product we periodically produce for a customer and, to a lesser extent, commercial sales of lithium ion battery material.  In the first nine months of 2011, we did not make any sales of the lithium ion battery material and sales of the periodically produced product were limited.  Revenues from proprietary chemicals increased 14% for the first nine months of 2012 as compared to the first nine months of 2011 and accounted for approximately 4% of total revenues for the first nine months of 2012.  The increase was due to increased sales of multiple products, including crude glycerin.

Revenues from biofuels increased from $96,545,000 in the nine months ended September 30, 2011 to $157,612,000 in the nine months ended September 30, 2012.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2011.  However, the blenders credit expired on December 31, 2011 and has not been reinstated.  While we have not experienced a material decrease in demand for our biodiesel as a result of the loss of the blenders credit, the loss of the credit has adversely affected our biofuels segment gross profit by approximately $1.00 per gallon of biodiesel sold by us.  We have continued to debottleneck and increase our production capacity.  Sales and production of biodiesel increased in the first nine months of 2012 as we were producing and selling a larger quantity of biodiesel for the entire period; sales in the first nine months of 2011 were limited due to the initial conversion to lower grade biodiesel feedstocks and adaptation to the improvement in biodiesel economics.  Revenues from biofuels have also been benefited by our sales of refined petroleum products as a supplier on a common carrier pipeline.  Such sales totaled $8,881,000 in the first nine months of 2012 compared to $2,749,000 in the first nine months of 2011.  Such sales generate little gross profit.  A substantial portion of our biodiesel sold in the first nine months of 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized.  We continue to develop our regional fuel distribution business.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first nine months of 2012 were $228,076,000 as compared to $177,853,000 for the first nine months of 2011, an increase of 28%, which compares to a 26% increase in revenues for the period.

Cost of goods sold and distribution for the first nine months of 2012 for our chemicals segment totaled $81,351,000 as compared to $95,824,000 for the first nine months of 2011.  On a percentage basis, the 15% decrease in cost of goods sold and distribution expense for the first nine months of 2012 was greater than the 3% decrease in chemicals segment revenues for that period.  This difference was largely a result of a combination of the following: (i) a reduction in our cost of goods sold resulting from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting; (ii) we experienced certain reductions in our operating costs due to an ongoing effort to minimize such expenditures; and (iii) changes in capitalized inventory costs resulting from the change in product mix in inventory at September 30, 2012.

Cost of goods sold and distribution for the first nine months of 2012 in our biofuels segment were $146,725,000 as compared to $82,029,000 for the first nine months of 2011.  On a percentage basis, cost of goods sold and distribution increased 79% versus an increase in revenues of 63%.  This difference was largely a result of a combination of the following: (i) the expiration of the $1.00 per gallon federal blenders credit on December 31, 2011 (prior to 2012, we generally included the credit as a reduction to cost of goods sold); (ii) in the first nine months of 2011 we received approximately $1,900,000 from the USDA from its Section 9005 – Advanced Biofuel Producers program.  In the first nine months of 2011, such receipt was recorded as a reduction to the cost of goods sold and distribution of the biofuels segment.  In the first nine months of 2012, $753,000 was received under this program; and (iii) a reduction in cost of goods sold resulting from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.

Operating Expenses

Operating expenses increased 9%, from $7,189,000 in the nine months ended September 30, 2011 to $7,828,000 in the nine months ended September 30, 2012.  This increase was primarily attributable to certain reductions in other operating expenditures which were realized in the first nine months of 2011, but did not repeat in the first nine months of 2012.  Other causes for the increase stem from increased expenditures related to the operations of a newly acquired warehouse and increased legal fees associated with ongoing litigation.

Provision for Income Taxes

The effective tax rates for the nine months ended September 30, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes and includes the impact of any change of the valuation allowance associated with certain deferred tax assets.  We had determined that we did not believe that we had a more likely than not probability of realizing a portion of our deferred tax assets at December 31, 2011.  As such, we had recorded a valuation allowance of $25,000 at December 31, 2011.  This valuation allowance totaled $0 at September 30, 2012.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first three quarters of 2012 and four in the first three quarters of 2011 related to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $14,166,000 and $15,305,000 for the three months ended September 30, 2012 and 2011, respectively, and $37,635,000 and $47,201,000 for the nine month ended September 30, 2012 and 2011, respectively.

           Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2012 and December 31, 2011.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2012 or December 31, 2011 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three quarters of 2012 or 2011.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of September 30, 2012 and December 31, 2011, the fair values of our derivative instruments were a net liability in the amount of $1,599,000 and $2,453,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2012.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	246,680,625	LB	10%	$10,607	21.6%
Petrodiesel	4,534,150	GAL	10%	$1,441	2.9%
Methanol	25,439,349	LB	10%	$494	1.0%

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2012.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2012 or December 31, 2011 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2012 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business.  However, from time to time, we may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.  Please see above for additional discussion on our legal matters.

Item 1A. Risk Factors.

See Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2011 filed with the SEC on March 15, 2012, as supplemented by Item 1A of our Form 10-Q for the quarter ended June 30, 2012, filed August 9,2012, for a description of “Risk Factors” relating to an investment in us.  There are no material changes from the risk factors disclosed in such filing except as follows.

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

In the second quarter of 2011, we received notification from the customer of the bleach activator stating their intention to reduce the quantities of the bleach activator they purchase beginning as soon as possible from the date of such notice.  The amount of such decrease was not stated.  Revenues from the bleach activator decreased 20% for the three month ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased 9% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  We continue to work collaboratively with our customer of the bleach activator to assess their future demand, which demand may continue to decline. On August 28, 2012, we signed an amendment to our existing agreement wtih the bleach activator customer, which extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement).

In 2011, the customer of the proprietary herbicide (and intermediates) initiated discussions with us to reduce volume and alter other terms of their contracts with us.  Sales of these products to our customer for the nine months ended September 30, 2012 declined by 33% from sales for the nine months ended September 30, 2011.  We are of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contract.  Accordingly, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can meet mutually acceptable terms.

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

We did not make any sales of our common stock through this at-the-market offering during the first nine months of 2012.

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
10.1.
Third Amendment to the Purchase Agreement made and entered into as of August 28, 2012 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC, Procter & Gamble Home Products Limited and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

FUTUREFUEL CORP.

By:	/s/ Ann P. Faitz
Ann P. Faitz, Secretary
Date: November 8, 2012

By:	/s/ Rose M. Sparks
Rose M. Sparks, Principal Financial Officer
Date: November 8, 2012