Form 10-K
period 2012-12-31
FutureFuel Corp.
filed 2013-03-18
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012 or
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes   No  √

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	Accelerated filer √
Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $153,485,780

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,334,441

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

On February 10, 2011, we filed with the United States Securities and Exchange Commission (or SEC) a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, we commenced an “At-the-Market” offering under which we could from time to time sell up to 3 million shares of our common stock.  During 2011 and 2012, we issued 1,313,985 and 91,143 shares, respectively, of our common stock pursuant to this At-the-Market offering.

On February 6, 2013, we announced the completion of the sale of shares of our common stock under the At-the-Market offering.  We sold an aggregate 3,000,000 shares in open market trading for aggregate gross proceeds of approximately $37,247,000, resulting in net proceeds of approximately $36,127,000 after deducting commissions and fees.

On November 18, 2011, we declared normal quarterly cash dividends of $0.10 per share on our common stock for the calendar year 2012.  On November 14, 2012, we declared a special cash dividend of $1.20 per share on our common stock payable on December 17, 2012.  Additionally, on November 14, 2012 we declared normal quarterly cash dividends of $0.11 per share on our common stock for the calendar year 2013.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation incorporated on September 1, 2005 under the name Eastman SE, Inc.  It owns approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River.  Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment.  It has approximately 500 full-time employees.  FutureFuel Chemical Company manufactures diversified chemical products, biobased products comprised of biofuels, and biobased specialty chemical products.  We report FutureFuel Chemical Company’s operations in two reporting segments: chemicals and biofuels.

The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers.  The majority of the revenues from the chemical segment are derived from the custom manufacturing of specialty chemicals for specific customers.  Historically, the chemicals segment has relied upon two customers for a substantial amount of its revenues.  The products manufactured for these customers faced economic headwinds in 2011 and 2012.  These pressures appear to have stabilized so far in 2013.  We have attempted to mitigate the impact of these challenges to our chemicals segment by modifying pricing and other business terms with respect to these customers, adjusting our equipment utilization to minimize the economic impact from reduced demand of certain projects, and broadening  our specialty chemical customer base to better diversify our product portfolio.  In part as a result of these efforts, demand for other specialty chemical products and services increased in 2012.  We continue to focus on building our specialty chemical and custom manufacturing business and maintaining our reputation as a technology-driven and highly competitive specialty chemical producer.  We retain a strong emphasis on cost control and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities that exist as a result of conditions in the worldwide chemical industry.

With respect to our biofuels segment, in 2010 we redesigned our continuous line to produce biodiesel from feedstock with high free fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity of approximately 35 million gallons of biodiesel per year.  Additional debottlenecking has increased annualized production capacity to in excess of 45 million gallons per year.  We continue to implement additional process improvements.  Uncertainty, however, remains as to whether or not we will produce biodiesel in the future and the quantity, if any, we will produce and the profit margins we may realize.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether or not government mandates remain in effect; and (iii) whether or not certain tax credits remain in effect.  See the discussion below, including “Risk Factors” beginning at page 18 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2012, December 31, 2011, and December 31, 2010.  The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2012, 2011, and 2010; (ii) our consolidated net income for the years ended December 31, 2012, 2011, and 2010; and (iii) our total assets at December 31, 2012, 2011, and 2010.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2012	$351,829	$34,304	$355,237
Year ended December 31, 2011	$309,885	$34,509	$385,244
Year ended December 31, 2010	$219,183	$23,094	$343,156

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (or GAAP): chemicals and biofuels.  We are not able to allocate net income and total assets between these two business segments.  However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2012	$160,450	$191,379	$351,829	$48,661	$8,592	$57,253
Year ended December 31, 2011	$168,237	$141,648	$309,885	$42,685	$19,070	$61,755
Year ended December 31, 2010	$178,280	$40,903	$219,183	$41,433	$(149)	$41,284

See note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross margins to arrive at net income.

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

The Company

We completed our initial public offering on July 12, 2006 and acquired FutureFuel Chemical Company on October 31, 2006.  On July 11, 2008, our common stock began to be quoted on the OTC Bulletin Board under the symbol “FTFL”.  On March 8, 2011, the NYSE approved the listing of our common stock for trading on the exchange.  Trading of our common stock on the NYSE commenced on March 23, 2011 under the symbol “FF”.

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

For the year ended December 31, 2012, approximately 42% of our revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 4% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 54% from biofuels.  Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Our custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide and intermediates for a major life sciences company, chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company, and a biocide intermediate for another major diversified chemical company.  Our performance chemicals product portfolio includes polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications.

We are committed to growing our chemical and biofuels businesses.  We also intend to pursue commercialization of other products, including building block chemicals.  While pursuing this strategy, we will continue our efforts to establish a name identity in the biofuels business, leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers.  These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

Our biofuels segment was established in early 2005 as an initiative of the then site management team to leverage their plant’s technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities outside of their legacy specialty chemicals business.

Biofuel Products

Our biofuels business segment primarily produces and sells biodiesel.  In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added.  Our biofuels segment also includes the financial results of a granary in central Arkansas that we acquired in March 2009.  Finally, we are a shipper of refined petroleum products on a common carrier pipeline, and we buy and sell petroleum products to maintain our active shipper status on this pipeline.

Biodiesel is a renewable energy consisting of mono-alkyl esters of fatty acids.  The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks.  Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referred to as B5) to 20% (commonly referred to as B20) by volume).  A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance.  As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act and, in 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy (which allows federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements simply by buying biodiesel and burning it in new or existing diesel vehicles in at least a B20 blend).  Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication).  See Pew Center on Global Climate Change (sometimes we refer to this as the “Pew Center”) biodiesel factsheet http://www.c2es.org/technology/factsheet/biodiesel and July 2011 Biodiesel Climate Techbook, http://www.c2es.org/docUploads/Biodiesel_0.pdf.

Biodiesel commercialization was achieved at our Batesville plant in October 2005.  Technical and operational competency developed as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow.  Our Batesville plant produces biodiesel, which is sometimes referred to as B100.  A blend is currently used in the facility’s diesel fleet and is available for retail sale at the site.  In 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10, and B20 blends), and petrodiesel at our leased storage facility in Little Rock, Arkansas.  In addition, we deliver blended product to a small group of customers within our region.

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

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its relatively low price.  See Pew Center.  However, since January 2006, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands.  As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae.  See http://www.emerging-markets.com/biodiesel/index.html.  Accordingly, we redesigned our continuous line to produce biodiesel from these second-generation lower-cost feedstocks with high free fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual capacity to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck and optimize the plant to run at higher rates.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (or the 2007 Act) was enacted which, among other things, expanded the RFS (the RFS2).  Prior to the enactment of the 2007 Act, the RFS requirement of the 2005 Act had mostly been filled by ethanol.  In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out applicable specifically to biodiesel.  On July 1, 2010, RFS2’s biodiesel requirement became effective, requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biodiesel mandate under the 2007 Act increased each year and reached 1.28 billion gallons per year in 2013.  Beyond 2013, the mandate is to be determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture, but with a minimum mandate of 1.0 billion gallons per year.

The following table shows the original RFS/RFS2 requirements for the period 2006 through 2022, inclusive, for biomass-based diesel (biodiesel), cellulosic biofuel, total advanced biofuel, and total renewable fuel (including ethanol).  It does not reflect any subsequent increases in annual mandated quantities.

(Gallons in billions)

	Advanced Biofuel
Year	Biomass- Based Diesel (biodiesel)	Cellulosic Biofuel	Total Advanced Biofuel	Total Renewable Fuel
2006	n/a	n/a	n/a	4.00
2007	n/a	n/a	n/a	4.70
2008	n/a	n/a	n/a	9.00
2009	0.50	n/a	0.60	11.10
2010	0.65	0.10	0.95	12.95
2011	0.80	0.25	1.35	13.95
2012	1.00	0.50	2.00	15.20
2013	1.00	1.00	2.75	16.55
2014	1.00	1.75	3.75	18.15
2015	1.00	3.00	5.50	20.50
2016	1.00	4.25	7.25	22.25
2017	1.00	5.50	9.00	24.00
2018	1.00	7.00	11.00	26.00
2019	1.00	8.50	13.00	28.00
2020	1.00	10.50	15.00	30.00
2021	1.00	13.50	18.00	33.00
2022	1.00	16.00	21.00	36.00

Source: www.epa.gov/OMS/renewablefuels/rfs2-4standards.pdf

The actual biodiesel production in the United States for the years 2005 through 2012, compared to the federal mandate for each year, is shown in the following chart.

Biodiesel Production Source: 2005 thru 2010 is reported by the National Biodiesel Board; 2011 thru 2012 is reported by the USEPA at www.epa.gov/otaq/fuels/rfsdata/2011emts.htm and http://www.epa.gov/otaq/fuels/rfsdata/2012emts.htm.

Biodiesel production in 2009, 2011, and 2012 exceeded the federal mandate for those years, whereas 2010 production was less than 50% of the 2010 mandate.  We do not have an estimate of biodiesel production in 2013, although the RFS2 mandate will be at least 1.28 billion gallons for the year.

Other Federal Incentives

Agencies of the United States government, including the Department of Energy, the USEPA, the Internal Revenue Service, the Department of Agriculture, and the Department of Transportation, offer biodiesel incentives in addition to the mandate discussed above.  Some of these federal governmental incentives do not directly reduce the net cost of producing or blending biodiesel but do increase the demand for biodiesel.  For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the USEPA will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.

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

Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oil and other non-agricultural biodiesel).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit.  The tax incentive generally was taken by petroleum distributors and was substantially passed on to the customer.  It was designed to lower the cost of biodiesel to the consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and then to December 31, 2009 through the Emergency Economic Stabilization Act of 2008.  Additionally, the Emergency Economic Stabilization Act of 2008 qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.

The 2005 Act also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of 10¢ per gallon for the first 15 million gallons of agri-biodiesel sold.  Our 2011 biodiesel production capacity did not exceed 60 million gallons and we qualified for this credit.  This credit expired at December 31, 2011 but was subsequently reinstated as further discussed below.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies.  For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems.  We were the recipient of a portion of these grants.  See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Department of Energy Grant” beginning at page 32 below.

The $1.00 per gallon blender tax credit expired on December 31, 2009.  However, in December 2010, the credit was reinstated retroactive to January 1, 2010 and extended through December 31, 2011 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010.  The $1.00 per gallon blender tax credit along with the small agri-biodiesel producers tax credit were further retroactively reinstated for 2012 and extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 signed into law on January 3, 2013.

If the $1.00 per gallon blender tax credit expires, demand for our biodiesel and the price we are able to charge for it may be significantly reduced, harming our revenues, and potentially having a material adverse effect on our biodiesel business.  See “Risk Factors” beginning at page 18 below.

The federal government also offers other programs that benefit our biofuels segment, such as the alternative fuel infrastructure credit, the clean school bus program, and the national clean diesel program.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use.  For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel.  In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure.  The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals.  We applied for, and received, the credit for time intervals through June 30, 2009.  No funding was available for this program in 2010 through 2012.  However, we intend to apply for the credit in future years when and as such credit is available.

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

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities.  The unreacted or partially reacted oils and fats are called glycerides.  In rare instances the glycerides and other minor components and impurities can clog engine filters.  To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel.  Grade No. 2 is essentially the specifications in effect before the amendment.  Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and in theory would be used where the No. 2 biodiesel does not operate down to its cloud point.  Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate.  All biodiesel made in our continuous process meets the specifications for No. 1 biodiesel.  The effect on the market for biodiesel resulting from the existence of two grades is unknown at this time.

The U.S. biodiesel industry created the BQ-9000 program to address quality issues that arose during the early years of the industry.  This program is run by the National Biodiesel Accreditation Committee, which is a cooperative and voluntary program for the accreditation of biodiesel producers and marketers.  The program is a quality system oriented program that includes standards for storage, sampling, testing, blending, shipping, distribution, and fuel management practices.  Since the creation and adoption of the BQ-9000 program, the quality of biodiesel in the U.S. market has markedly improved.  Our plant has operated as a BQ-9000 accredited production facility since 2006.

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

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers.  Renewable Identification Numbers (or RINs) are the mechanism for ensuring that the prescribed levels of blending are reached.  As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (or EMTS) where a series of numbers (i.e., a RIN) is assigned to their product.  Assignment is made according to guidelines established by the USEPA.  Currently, 1½ RINs are assigned for each gallon of biodiesel produced.  When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred.  The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended.  The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period.  However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuel.

We create RINs with our biodiesel.  If we sell the unblended biodiesel, the RIN goes with the biodiesel.  If we blend the biodiesel with petrodiesel in blends of B80 or less, we can either sell the RINs with our blended biodiesel or we sell them separate from the biodiesel.  The decision of whether or not to separate the RINs from the blended biodiesel depends on the desires of the customer and whether there is a market for the separated RINs and the prices at which they can be sold.  In July 2010 when the RFS2 became effective, biodiesel RINs began trading through market makers.  However, please note that no assurances can be given that a separate market for RINs will be sustained or what value will be realized upon the sale of biodiesel RINS.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced.  The RFS2 2012 mandate will result in excess of 100 million gallons of glycerin being produced by the biodiesel industry in 2013.  See http://www.benchmarkenergy.com.  As a result of this influx of glycerin from biodiesel production, U.S. glycerin markets have been and will be significantly affected.  The crude glycerin as generated from biodiesel production is impure and of little economic value.  See http://www.extension.org/pages/29264/new-uses-for-crude-glycerin-from-biodiesel-production.  Biodiesel producers may sell their crude glycerin to large refineries for upgrading.  However, because of the influx of crude glycerin into the market from biodiesel producers, such producers are receiving only a few cents per pound for this byproduct.  Crude glycerin can be refined into a pure form and then used in the specialty chemical, food, pharmaceutical, and/or cosmetic industries.  However, because the food, pharmaceutical, and cosmetic industries require USP grade glycerin, some biodiesel producers must seek alternative methods for its disposal.  Production of a technical grade of glycerin suitable for specialty chemical applications is less expensive than production of the USP grade required for food, pharmaceutical, and cosmetic applications.  Production of a technical grade of glycerin is a potential alternative to the costly disposal of crude glycerin or the relatively expensive purification to a USP grade glycerin.

Until the middle of 2011, we primarily utilized the crude glycerin generated in our biodiesel production as a waste fuel to provide a portion of the thermal energy required to operate our plant.  Process wastewater streams containing low concentrations of glycerin were and continue to be disposed of in our wastewater treatment facilities.  In mid-2011, we added the capability to partially clean the glycerin (i.e., remove methanol) to make the glycerin suitable for use in certain industrial markets and began selling methanol free crude glycerin in  mid-2011.  Any glycerin which is not cleaned continues to be burned as waste fuel or is disposed of in our wastewater treatment facility.

In 2012, the rate of methanol recovery from our glycerin increased, thereby reducing the quantities of crude glycerin burned as waste fuel or treated in our wastewater treatment facilities.  In 2013 we plan to produce a high assay industrial grade of glycerin that will have specialty chemical applications.  No assurances can be given that we will be successful in that endeavor.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue.  We utilize distillation columns in our biodiesel production process.  Biodiesel residue accumulates in these columns as biodiesel is produced.  We aggregate and sell biodiesel residue to multiple customers.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of December 6, 2012, there were 193 biodiesel plants in existence in the United States.  These plants had a combined annual nameplate production capacity of 2.918 billion gallons.  An additional 13 plants were under construction with a combined nameplate production capacity of 300.0 million gallons, for a total built-out capacity of 3.218 billion gallons.  See http://www.biodieselmagazine.com/plants/listplants/USA/existing/ and http://www.biodieselmagazine.com/plants/listplants/USA/construction/.  This is approximately three times the total biodiesel production in 2012 and approximately two and a half times more than the federal mandate for 2013.

The majority of this nameplate production capacity was built to use higher cost crude vegetable oil, usually soybean oil, as its only feedstock.  We believe many of these biodiesel plants were constructed in haste and were either poorly built, built with deficient technology, built in an area with poor logistics, or a combination of the foregoing.  These factors, plus the contraction of the biodiesel industry in 2009 and 2010, caused many of these biodiesel plants to fail.  We believe many of the biodiesel plants that shut down may experience difficulty in restarting production due to insufficient working capital, poor logistics that make them less competitive, and a limited ability to run lower cost feedstocks without significant capital improvements.  As such, we do not believe that stated nameplate capacity of all of the biodiesel plants as set forth above is the practical production capacity in the United States, but rather we believe the practical production capacity is substantially less than the stated nameplate capacity.  However, we do not know the amount of the actual practical biodiesel production capacity in the United States.

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used.  Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes such as the farming, residential/commercial heating oil, and power generation markets.

We currently market our biodiesel products by truck, rail, and barge directly to customers in the United States.  Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States for transportation and home heating fuel usage.  Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

For the twelve months ended December 31, 2012 and 2011, one of our customers represented approximately 54% and 46%  of our biofuels revenues (29% and 21% of total revenues), respectively, with the remaining biofuels revenues spread across multiple other customers.  We do not have a contract with this customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates.  We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers; and (iii) the prices we receive from this customer are based upon then-market rates.

Competition

We compete with other producers of biodiesel, both locally, regionally, and nationally.  The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality and RIN integrity, i.e., the degree of confidence the market maintains in the validty of a biodiesel producer’s RINs.  The largest producers of biodiesel in the United States in 2012 were Renewable Energy Group, Inc., Archer Daniels Midland Company, Louis Dreyfus Commodities, and AG Processing, Inc.  Additionally, we compete with numerous other smaller producers, including four biodiesel plants in the state of Arkansas and several operating facilities in surrounding states.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel.  For example, biotech company LS9 Inc. announced that it is producing renewable diesel fuel from E. coli excrement.  See http://www.prweb.com/releases/2010/07/prweb4324034.htm.  UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the conversion of natural oils and wastes to green diesel, and for producing renewable jet fuel from natural feedstocks.  See http://www51.honeywell.com/honeywell/news-events/case-studies-n3n4/jet_fuel_technology.html?c=36.  Furthermore, the recent emergence of significant new supplies of natural gas in the U.S., primarily as a result of shale gas development, has increased the awareness of natural gas as a key component of the domestic U.S. energy supply and has lowered natural gas prices.  Natural gas use in the transportation sector is likely to increase.  See http://mitei.mit.edu/system/files/NaturalGas_ExecutiveSummary.pdf.  Increased usage of natural gas may lead to declines in the demand for petrodiesel and biodiesel.

We cannot give any assurances that renewable diesel fuel, green diesel, natural gas, or some other product produced by these, or similar, competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

The biodiesel industry is also in competition with the petroleum-based diesel fuel industry.  The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do.  Without government incentives and requirements, biodiesel would likely be more expensive than petroleum-based diesel, making it difficult for biodiesel to compete with petroleum based diesel on price.

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

We sell biodiesel from our plant site as well as ship it to liquid bulk storage facilities for further distribution.  Sales from our plant site are made by railcar and tank truck.  Biodiesel is being delivered by Company-owned tank trucks and common carriers to a liquid bulk storage facility leased by us for distribution there and for further transportation by barge or tank truck.

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel.  Biodiesel demand has tended to be lower during the winter in northern and midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel.  This seasonal fluctuation was strongest for biodiesel made from animal fats and used cooking oils.  Biodiesel made from those feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from vegetable oils such as soybean, canola, or crude corn oil.  This higher cloud point may cause cold weather performance issues.  This historical seasonality appears to be decreasing as biodiesel blends are used in cold midwestern states, like Illinois, throughout the year.

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business.  Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease.  Such a seasonal fluctuation was experienced in the fourth quarter of 2012, resulting in reduced profitability on biodiesel.

Outlook for the Biodiesel Industry/Our Future Strategy

Prior to 2009, the biodiesel industry had enjoyed significant growth.  However, producers who manufacture biodiesel solely from soybean oil have seen their feedstock costs rise dramatically since 2006 as discussed above.  As the relative cost of biodiesel increased due to rising prices of feedstocks (among other things), and the blenders credit terminated at the end of 2009 (with uncertainty at the time about its reinstatement), the production of biodiesel in the United States decreased in 2009 and 2010, also as discussed above.  Biodiesel production increased again in 2011 with the reinstatement of the blenders credit.  The blenders credit expired again at the end of 2011, but was reinstated retroactively for 2012 and extended through December 31, 2013 in January of 2013.  There remains uncertainty as to the long-term availability of the blenders credit and the impact this uncertainty will have on the biodiesel industry.  To date, the profitability of our biodiesel has increased as a result of the reinstatement of the blenders credit, but such profitability is not as great as the profitability experienced in 2011.

Given the uncertainty surrounding the blenders credit and the high cost of soybean oil, researchers generally agree that producers who manufacture biodiesel solely from soybean oil have been adversely affected and that the U.S. biodiesel market will transition to larger plants, alternative feedstocks, and second generation technologies, resulting in a consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field.  We believe that producers who are proactive in responding to these changes can benefit in this emerging market.  These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution, and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.  See http://www.emerging-markets.com/biodiesel/index.html.

Our future strategy for our biofuels segment is geared towards these responses.  For example, in 2009, we commercialized two biobased solvents: FUTURESOL MME and FUTURESOL Glysol, which we are marketing.  In addition, we redesigned our continuous line to produce biodiesel from lower cost feedstock with high free fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual capacity to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck the plant to run at higher rates.  We intend to expand our biodiesel capacity utilizing available facilities as market conditions dictate.  We expect that all future capacity will be operated primarily in continuous processing mode to realize operating economies of scale and optimum throughput.  Furthermore, we expect existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.

Notwithstanding our future strategy, our continued production of biodiesel may be severely limited, or eliminated entirely, in the event Congress eliminates the federal mandate of the RFS2.  See “Risk Factors” beginning at page 18 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers.  This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts.  Many of these products are produced under confidentiality agreements in order to protect intellectual property.  This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, and process improvement to continually improve costs and reliability.  Our custom products are manufactured by continuous production, dedicated batch or general purpose batch mode depending on the volumes required.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, specialty polymers, and imaging markets.  Within this portfolio of products, two large products or product families which are generally produced throughout the year are: (i) a bleach activator for a major detergent and consumer products manufacturer; and (ii) a proprietary herbicide (and intermediates) for a major life sciences company.  Furthermore, this portfolio also contains a number of additional products most of which are produced intermittently in a “batch campaign” mode, for diverse customers and end markets.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application.  This portfolio includes a family of polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications.  In addition, we have recently been successful in growing our performance chemical business through new product development.  New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, and glycerol formal, and phenol sulfonic acid.  In 2013 we expect this product line will include a high assay, industrial grade of glycerin.  Additionally, in 2013 this product line may also include multi-customer sales of a bleach activator product we have recently began to market.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency, and capacity utilization to maximize earnings.  The ability to utilize large scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors.  We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency, and matching of opportunities to assets and capabilities.

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, photographic imaging, coatings, nutrition, and polymer additives.  These products are generally non-cyclical; however, in the case of our custom manufacturing business, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy.  In many cases, we may be unable to increase or maintain our level of sales revenue for these products.

Presently, all sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multi-year supply agreement that was effective April 1, 2008 and recently extended through 2016 (see below).  Sales of the bleach activator totaled $60,710,000, $70,179,000, and $79,537,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.  Among other things, the amendment: (i) extended the terms of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement) and (ii)  allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.  We continue to work collaboratively with our customer to assess their future demand which may continue to decline.

All sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation.  Sales of this herbicide and its intermediates totaled less than 10% of our revenues in 2012 and totaled $38,925,000 and $36,509,000 for the years ended December 31, 2011, and 2010, respectively.  Ostensibly due to increased generic competition, in 2011 the customer initiated discussions to, among other things, reduce volumes and/or prices of the herbicide and intermediates.  During 2012, the customer reduced its purchase volumes by approximately 38% of 2011 levels.  We do not know the volumes of these products which ultimately will be sold to this customer in 2013.  Our contracts with our customer automatically renew for successive one-year periods, subject to the right of either party to terminate the contract.  We exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can reach mutually acceptable terms.  No definitive agreement has been reached at this time.

None of our other chemical customers represented 10% or more of our revenues from our chemical segment.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies.  As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China.  We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability.  Our major competitors in this segment include large multi-national companies with specialty chemical business units and smaller independent producers.  The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources.  We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, reputation, and financial resources.

Supply and Distribution

Specialty chemicals are generally high unit value products sold in packaged, or low-volume bulk form, and for which distribution is a relatively minor component of cost.  Most products are sold FOB the Batesville site for distribution globally.  Similarly, raw materials for these products are comparatively higher-value components that are sourced globally.  An exception will be the biofuels co-products, which will be recovered from local processing.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks, and copyrights.  As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site.  Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible.  In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected.  In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate.  As may be necessary, we will seek to license technologies from third parties that complement our strategic business objectives.  Neither our business as a whole nor any particular segment is materially dependent upon any one particular patent, copyright, or trade secret.  As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

Research and Development

We devote considerable resources to our research and development programs which are primarily targeted towards three objectives:

•	innovating, developing, and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products;
•	developing and improving processes for custom manufacturing products; and
•	innovating, developing, and improving performance chemical products and manufacturing processes.

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, design and process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety to design and scale-up safe chemical manufacturing processes.  We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products.

Research and development expense incurred by us for the years ended December 31, 2012, 2011, and 2010 were $3,444,000, $3,512,000, and $3,494,000, respectively.  Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Our cash expenditures related to environmental protection and improvement were approximately $9,759,000, $10,287,000, and $9,376,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development.  While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Workforce

Our executive management team at our Batesville plant consists of individuals with a combined 80 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities.  The members of the executive team also have international experience, including assignments in Europe and Asia.  The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of over 25 years in the chemical industry.

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals (including chemists and PhDs) and engineers (including licensed professional engineers and chemical engineers).  Operations personnel have received extensive training and are highly skilled.  Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled.  The workforce is substantially self-sufficient in the range of required operational skills and experience due to the lack of locally-available process industry infrastructure.  Voluntary attrition at the site has averaged 2.4% annually since 2007.  We believe that we have good relations with our employees.

Financial Information about Geographic Areas

Most of our sales are FOB the Batesville plant, although some transfer points are in other states or at foreign ports.  While many of our chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from us to the customer.  Rarely are we the exporter of record, never are we the importer of record into foreign countries, and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers.  We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States.  Our revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) were as set forth in the following table.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2012	$338,307	$13,522	$351,829
Year ended December 31, 2011	$295,780	$14,105	$309,885
Year ended December 31, 2010	$201,496	$17,687	$219,183

For the years ended December 31, 2012, 2011, and 2010, revenues from Mexico accounted for 3%, 4%, and 7%, respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during 2012, 2011, and 2010 did not exceed 1% of our total revenues.

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

Risks Associated With Our Business Activities

The federal excise tax credit for biodiesel will expire on December 31, 2013 and Congress has not enacted legislation to extend this credit.  If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a 20¢ per gallon excise tax credit.  The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008.  The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.  Most recently, the biodiesel tax credit was extended to December 31, 2013.

Congress has not enacted any legislation to extend this tax credit beyond December 31, 2013 and it expires at that time.  If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel.  As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

Our biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates.  If any of the state or federal laws and regulations relating to the government subsidies and mandates change, including an expiration of the $1.00 per gallon federal biodiesel blenders tax credit, the ability to recover capital expenditures from our alternative fuels business could be harmed.

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

The industries in which we compete are highly competitive.

The biodiesel and specialty chemical industries are highly competitive.  There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual customers.  We compete with other firms in the sale or purchase of various goods or services in many national and international markets.  We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do.  In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing.  Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements.  As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.  Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful.  A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency.  No assurances can be given that we will be able to successfully manage such expenses.

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

We are reliant upon a relatively small number of customers.

All sales of the bleach activator are made to The Procter & Gamble Company and totaled $60,710,000, $70,179,000, and $79,537,000 for the years ended December 31, 2012, 2011, and 2010, respectively.  This customer represented approximately 17% of our revenues for the year ended December 31, 2012.  The loss of this company as customer would have a material adverse effect on us.

On August 28, 2012, we signed an amendment to our existing agreement.  Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016  (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.  Revenues from the bleach activator decreased 13% in the year ended December 31, 2012 compared to the year ended December 31, 2011.  We continue to work collaboratively with The Procter & Gamble Company to assess their future demand, which demand may continue to decline.

Additionally, sales of biodiesel to one customer represented approximately 54% of our biofuels revenues (29% of total revenues) for the year ended December 31, 2012.  We do not have a contract with this customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates.

Changes in technology may render our products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology.  Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput.  Additionally, new supplies of natural gas in the U.S., primarily as a result of shale gas development, have lowered natural gas prices.  Lower natural gas prices may lead to increased use of natural gas as a transportation fuel.  Increased usage of natural gas in the transportation market, or other markets which have traditionally utilized petrodiesel or biodiesel, may lead to declines in the demand for petrodiesel and biodiesel.

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

The operation of our manufacturing plant requires numerous permits and approvals from governmental agencies.  We may not be able to obtain or renew all necessary permits (or modifications thereto) and approvals and, as a result, our operations may be adversely affected.  In addition, obtaining all necessary renewal permits (or modifications to existing permits) and approvals for future expansions may necessitate substantial expenditures and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements.

Our indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities.

We have entered into a $50 million revolving credit facility with a commercial bank.  Although as of the date of this report we have no outstanding borrowings under this facility, when we do borrow the restrictions governing this indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management.  Although we have concluded as of December 31, 2012 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements.  Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.  If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity.  Further, plants under construction and expansion in the United States as of December 2012, if completed, would add additional biodiesel production capacity.  The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2.  If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

Because biodiesel is a new product, the environmental impacts associated with biodiesel production and use have not yet been fully analyzed.  Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts.  A draft of the first such triennial report was released in January 2011 and a final report was submitted to Congress on January 31, 2012.  The report concluded the following: (i) the extent of negative impacts to date due to the biofuels industry is limited in magnitude and primarily associated with intensification of corn production; (ii) future negative or positive impacts will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (iii) potential benefits will likely require implementation of conservation measures and innovative technologies, best management practices, and improvements in production efficiency.  These factors, along with any negative findings or interpretations of this report or subsequent reports, may negatively impact public perception of biodiesel, its acceptance and development as an alternative fuel, and its political support.

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

We are exposed to credit risk and fluctuations in market values of our investments

We could experience significant declines in the market value of our investment portfolio.  Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors.  As a result, the value and liquidity of our cash, cash equivalents and marketable securities could decline and result in significant impairment.

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock.  As of the date of this report, 43,334,441 shares of our common stock currently are outstanding.  The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

On December 13, 2011, we acquired a 197,000 square foot warehouse in Batesville, Arkansas.  We intend to store inventories (both raw goods and finished products) from our chemicals business in this facility.  The warehouse is owned in fee simple by our subsidiary FutureFuel Warehouse Company, LLC, and the land and improvements thereon are not subject to any material encumbrances.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Commencing July 11, 2008, shares of our common stock were quoted on the OTC Bulletin Board under the symbol “FTFL”.  On March 23, 2011, our common stock commenced trading on the NYSE under the symbol “FF” and our stock ceased being quoted on the OTC Bulletin Board at that time.  The high and low bid quotations on the OTC Bulletin Board for our shares of common stock for the period January 1, 2011 through March 22, 2011 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2011 – March 22, 2011	$10.10	$9.40

The high and low sales price on the NYSE for our shares of common stock for the period March 23, 2011 through December 31, 2012 are set forth in the following table.

	Shares
Period	High	Low
March 23, 2011 – March 31, 2011	$10.70	$10.12
April 1, 2011 – June 30, 2011	$13.66	$10.95
July 1, 2011 – September 30, 2011	$12.72	$9.95
October 1, 2011 – December 31, 2011	$12.73	$9.70
January 1, 2012 – March 31, 2012	$13.10	$10.38
April 1, 2012 – June 30, 2012	$11.47	$9.01
July 1, 2012 – September 30, 2012	$12.79	$9.25
October 1, 2012 – December 31, 2012	$12.46	$10.29

As of March 1, 2013, there are 43,334,441 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 324 holders of record on March 1, 2013 as recorded on our transfer agents’ registers.  However, we believe that the number of beneficial owners of our common stock is substantially greater than the number of holders.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.  Based on such criteria, we paid special cash dividends in 2011 and 2012 as follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.10	March 1, 2011	March 15, 2011	February 3, 2011
$1.20	December 3, 2012	December 17, 2012	November 14, 2012

We declared and paid regular cash dividends for the remainder of 2011 and 2012 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.10	June 1, 2011	June 15, 2011	April 5, 2011
$0.10	September 1, 2011	September 15, 2011	April 5, 2011
$0.10	December 1, 2011	December 15, 2011	April 5, 2011
$0.10	March 1, 2012	March 15, 2012	November 17, 2011
$0.10	June 1, 2012	June 15, 2012	November 17, 2011
$0.10	September 4, 2012	September 18, 2012	November 17, 2011
$0.10	December 3, 2012	December 17, 2012	November 17, 2011

We have also declared dividends for 2013 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.11	March 1, 2013	March 15, 2013	November 14, 2012
$0.11	June 3, 2013	June 17, 2013	November 14, 2012
$0.11	September 3, 2013	September 17, 2013	November 14, 2012
$0.11	December 2, 2013	December 16, 2013	November 14, 2012

No assurances can be given that we will declare or pay dividends for years after 2013.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2012, we issued options to purchase 940,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	210,611	$11.62	1,689,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2008 through December 31, 2012 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860.  The companies in this industry group are: Aemetis Inc., All Energy Corp., Altair Nano Technologies Inc., Alternative Energy Partners Inc., Alternative Energy Sources Inc., American Jianye Greentech Holdings Inc., American Power Group Corp.,  Amyris Inc., Aspa Gold Corp., Aventine Renewable Energy Holdings, Balchem Corp., Biofuel Energy Corp., Biofuels Power Corp., Bluefire Renewables Inc., Cardinal Ethanol LLC, Celanese Corp., China Clean Energy Inc., China Jianye Fuel Inc., China Rutai International Holdings Company, Clean Tech Biofuels Inc., Easylink Solutions Corp., Evolution Fuels Inc., Glyeco Inc., Granite Falls Energy LLC, Green Energy Live Inc., Green Energy Resources Inc., Green Plains Renewable Energy Inc., Greenhouse Holdings Inc., Greenshift Corp., Incoming Inc., Innophos Holdings Inc., International Flavors & Fragrances Inc., Keyuan Petrochemicals Inc., Kior Inc., KL Energy Corp., KMG Chemicals Inc., Koppers Holdings Inc., Kreido Biofuels Inc., Luna Technologies International Inc., New Generation Biofuels Holdings Inc., Newmarket Corp., Nouveau Life Pharmaceuticals Inc., Originoil Inc., Orion Ethanol Inc., Pacific Ethanol Inc., Panda Ethanol Inc., Parabel Inc., Pure Biofuels Corp., Regeneca Inc., Rex American Resources Corp., Sino Clean Energy Inc., Solutia Inc., Southridge Enterprises Inc., Space Propulsion Systems Inc., Spartan Gold Limited, Syntec Biofuel Inc., Verenium Corp, and Westport Energy Holdings Inc.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2012 in transactions that were not registered under the Securities Act.

On February 10, 2011, we filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, we commenced an At-the-Market offering under which we may from time to time over the succeeding three years sell up to 3 million shares of our common stock.  The underwriter was Stifel, Nicolaus & Company, Incorporated.  During 2011 and 2012, we issued the following shares of our common stock pursuant to this At-the-Market offering.

Quarter Ended	Number of Shares Sold	Net Proceeds	Compensation to Underwriter
June 30, 2011	1,313,985	$15,763,000	$488,000
September 30, 2011	0	$0	$0
December 31, 2011	0	$0	$0
March 31, 2012	0	$0	$0
June 30, 2012	0	$0	$0
September 30, 2012	0	$0	$0
December 31, 2012	91,143	$1,074,000	$33,000

On February 6, 2013, we announced the completion of the sale of shares of our common stock under the At-the-Market offering.  We sold an aggregate 3,000,000 shares in open market trading for aggregrate gross proceeds of approximately $37,247,000, resulting in net proceeds of approximately $36,127,000 after deducting commissions and fees.

Purchase of Securities by Us

Neither we nor anyone acting on our behalf purchased during 2012 any shares of our common stock, which is the only class of our equity securities that is registered pursuant to section 12 of the Exchange Act.

Item 6. Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below.  This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2008, 2009, 2010, 2011, and 2012.  The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.

(Dollars in thousands, except per share amounts)

Item	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009	Twelve Months Ended December 31, 2008
Operating Revenues	$351,829	$309,885	$219,183	$196,711	$198,330
Net income	$34,304	$34,509	$23,094	$16,992	$22,675
Earnings per common share:
Basic	$0.83	$0.85	$0.63	$0.60	$0.84
Diluted	$0.83	$0.84	$0.62	$0.58	$0.82
Total Assets	$355,237	$385,244	$343,156	$246,007	$238,126
Long-term obligations	$58,669	$61,207	$46,674	$34,842	$34,377
Cash dividends per common share	$1.60	$0.40	$0.80	$0.30	$0.70
Net cash provided by operating activities	$64,888	$50,429	$17,839	$25,883	$36,275
Net cash provided by (used in) investing activities	$(32,613)	$(51,367)	$(30,767)	$21,430	$(52,009)
Net cash provided by (used in) financing activities	$(63,283)	$(374)	$38,473	$(9,256)	$(11,466)

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2012, 2011, and 2010 are set forth in the following table.

(Dollars in thousands)

	2012	2011	2010
Net cash provided by operating activities	$64,888	$50,429	$17,839
Net cash used in investing activities	$(32,613)	$(51,367)	$(30,767)
Net cash (used in) provided by financing activities	$(63,283)	$(374)	$38,473

Operating Activities

Cash provided by operating activities increased from $50,429,000 in 2011 to $64,888,000 in 2012, a net increase of $14,459,000.  This increase was primarily attributable to: (i) the timing of collections of accounts receivable, including those due from related parties; and (ii) changes in our inventory levels.  In 2011, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $512,000.  In 2012, accounts receivable, including accounts receivable due from related parties, increased cash provided by operating activity by $12,895,000.  This increase was primarily due to the timing and amount of receipts of customer payments.  Additionally, a decrease in our inventory balance increased cash provided by operating activities by $15,447,000 in 2012.  In 2011, changes in our inventory balance reduced cash provided by operating activities by $20,067,000.

Partially offsetting these increases in cash provided by operating activities were decreases attributable to: (i) accounts payable, including accounts payable to related parties; (ii) income taxes payable; and (iii) deferred revenue.  In 2011, accounts payable, including accounts payable to related parties, increased cash provided by operating activities by $6,592,000.  In 2012, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $5,212,000.  This change was primarily attributable to differences in the timing and amount of payments to suppliers.  In 2011, income taxes payable, combined with income taxes receivable, increased cash provided by operating activities by $1,642,000.  In 2012, income taxes payable decreased cash provided by operating activities by $503,000.  This change is a result of the timing and amount of our income tax payments.  In 2011, deferred revenue increased cash provided by operating activities by $12,124,000.  In 2012, deferred revenue increased cash provided by operating activities by $941,000.  This change occurred as the construction related to capital projects we undertook on behalf of certain of our customers was largely completed and payments for those capital expenditures were received.

Cash provided by operating activities increased from $17,839,000 in 2010 to $50,429,000 in 2011, a net $32,590,000 increase.  This increase was primarily attributable to: (i) an increase in net income; (ii) the timing of collections of accounts receivable, including those receivables from related parties; (iii) the timing of payments of accounts payable, including those payables to related parties; and (iv) cash receipts related to deferred revenue.  As will be discussed in more detail in the discussion of our results of operations, our net income increased from $23,094,000 in the 2010 to $34,509,000 in 2011, an increase of $11,415,000.  In 2010, accounts receivable accounted for a $13,406,000 reduction in cash provided by operating activities.  In 2011, accounts receivable accounted for a $512,000 reduction in cash provided by operating activities despite increased consolidated revenues.  The primary reason for this result was the retroactive reinstatement of the $1.00 per gallon biodiesel blenders tax credit in December 2010.  At December 31, 2010, we had an outstanding receivable from the federal government related to this credit of $10,785,000.  This receivable was collected in February 2011, increasing the 2011 cash provided by operating activities.  In 2010, the change in accounts payable increased cash provided by operating activities by $272,000.  In 2011, the change in accounts payable increased cash provided by operating activities by $6,592,000.  This increase in cash provided by operating activities is largely due to timing differences related to the receipt and payment of inventory and the timing of payment for capital expenditures.  In 2010, deferred revenue contributed $7,958,000 to cash provided by operating activities.  In 2011 it contributed $12,124,000.  This change is a result of progress made on capital projects we undertook on behalf of certain of our customers.  Partially offsetting these increases in cash provided by operating activities was an increase in inventory.  In 2010, inventory reduced cash provided by operating activities by $10,929,000.  In 2011, inventory reduced cash provided by operating activities by $20,067,000.  The increase in inventory at the end of 2011 relative to year-end 2010 primarily related to increased biodiesel feedstock.

Investing Activities

Cash used in investing activities decreased from $51,367,000 in 2011 to $32,613,000 in 2012.  This decrease was primarily attributable to a reduction in the net purchases of marketable securities in 2012 compared to 2011.  Such purchases totaled a net $47,124,000 in 2011 and decreased to total net purchases of $26,258,000 in 2012.  Additionally, capital expenditures decreased from $23,208,000 in 2011 to $9,112,000 in 2012.  This decrease was attributable to the completion of certain capital projects undertaken on behalf of certain of our customers.  Our capital expenditures and customer reimbursements are summarized in the table below.  Partially offsetting these decreases in cash used in investing activities was a $21,086,000 change in restricted cash incurred in 2011 that was not experienced in 2012.  We did not have restricted cash at December 31, 2011 or in 2012.

(Dollars in thousands)

	2012	2011
Cash paid for capital expenditures	$9,112	$23,208
Cash received as reimbursement of capital expenditures	(1,326)	(13,324)
Cash paid, net of reimbursement, for capital expenditures	$7,786	$9,884

Cash used in investing activities increased from $30,767,000 in 2010 to $51,367,000 in 2011, a net increase of $20,600,000.  This increase was primarily attributable to a net increase in the purchases of marketable securities and an increase in capital expenditures.  In 2011, we purchased a net $47,124,000 of marketable securities.  Such purchases totaled $3,139,000 in 2010.  Such purchases were made to increase the expected returns on our cash holdings.  The increase in capital expenditures is largely the result of us undertaking certain capital projects on behalf of certain customers, a large portion of which was reimbursed by such customers and through federal and local government grants.  These reimbursements are summarized in the table above.  These increases in cash used in investing activities were partially offset by a reduction in our restricted cash balances of $21,086,000 in 2011.  This reduction resulted from our short sale position in U.S. Treasuries being closed in 2011.  When this happened, the cash which was previously held in a restricted margin account was returned to us.

Financing Activities

Cash used in financing activities increased from $374,000 in 2011 to $63,283,000 in 2012. This increase was primarily due to an increase in dividends paid in 2012 compared to 2011 and a decrease in proceeds from the issuance of stock in 2012 compared to 2011.  In 2011 we paid $16,254,000 in dividends on our common stock.  Dividend payments in 2012 included a special dividend payment of $1.20 per common share and totaled $66,538,000.  Additionally, in 2011 we generated $15,872,000 in net proceeds from the issuance of common shares as part of our At-the-Market offering.  In 2012, such net proceeds totaled $1,074,000.

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

Capital Expenditure Commitments

We had no material capital projects as of December 31, 2012.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit facility at December 31, 2012, 2011, or 2010.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Department of Energy Grant

We entered into a contract with a customer to design, construct, and operate a commercial-scale plant to produce intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries.  In connection with this contract, we applied for a financial assistance award under the Electric Drive Vehicle Battery and Component Manufacturing Initiative administered by the Department of Energy National Energy Technology Laboratory on behalf of the Office of Energy Efficiency and Renewable Energy.  An award was granted to us in the amount of $12,600,000, which we accepted on July 27, 2010.  The funds were to be used to modify existing idle assets and to acquire and construct new assets to be used for the production of specialized materials for lithium-ion batteries for electric cars and other applications.  We receive grant monies on a cost share basis as we incur construction-related expenditures.  The amounts received under this arrangement are recorded as deferred revenue and are amortized into earnings over the anticipated life of the customer relationship.  Such amortization began once construction was completed and the plant was placed into service.  This occurred in the third quarter of 2011.  Through December 31, 2011, we collected 97% of this award.  The grant was closed in 2012 and no additional amounts were received in 2012.

Dividends

In 2012, we declared a special cash dividend aggregating $1.20 per share on our common stock, with a record date and payment date previously discussed.  The special cash dividend amounted to $49,978,000.  We also paid regular cash dividends aggregating $0.40 per share on our common stock, with record dates and payment dates as set forth above.  The regular cash dividends amounted to $16,560,000, for total dividends paid by us in 2012 of $66,538,000.

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

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our At-the-Market offering, we accumulated excess working capital.  Some of this excess working capital was paid out in 2010, 2011, and 2012 as a special cash dividend and in 2011 and 2012 as regular cash dividends.  Regular cash dividends will also be paid in 2013 as previously discussed.  We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant.  Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions.  In 2012 and 2011, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued dividends and interest, totaled $86,618,000 and $56,294,000 at December 31, 2012 and 2011, respectively.

We also maintained a position in auction rate securities at December 31, 2012.  We have selectively made investments in certain auction rate securities that we believed offered sufficient yield along with sufficient liquidity.  To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities.  We have classified these instruments as current assets in the accompanying consolidated balance sheet and carried them at their estimated fair market value.  The fair value of these instruments approximated their par value and, including accrued interest, totaled $1,150,000 at December 31, 2012.

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymers, photographic and imaging chemicals, and an intermediate anode powder to be used as a component of high-performance graphite anode materials for lithium-ion batteries).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.   Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.   We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  We continue to work collaboratively with our customer to assess their future demand, which may continue to decline.  The financial impact of any such decline is not known at this time.

We (and our predecessor at our Batesville plant) have been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1993.  However, in recent years, these products have faced generic competition, from other suppliers to our customer, from others who compete with our customer for the sale of herbicides, and from other agricultural chemicals present in the market place.  In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts.  Sales of these products, as will be discussed below, declined.  Being of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can reach mutually acceptable terms.

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers.  Contract sales are, in certain instances, indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Pricing for the other performance chemical products is established based upon competitive market conditions.  Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  In rare instances, we purchase biodiesel from other producers for resale.  We have the capability to process multiple types of feedstock including vegetable oils and animal fats.  We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high free fatty acids.  By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year.  Debottlenecking has increased the annual capacity to in excess of 45 million gallons per year.  Projects are currently in progress to further debottleneck and optimize the plant to run at higher rates.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates and tax credits.  See “Risk Factors” above.

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

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Dollar Change	% Change
Revenues	$351,829	$309,885	$41,944	13.5%
Income from operations	$46,092	$51,615	$(5,523)	(10.7%)
Net income	$34,304	$34,509	$(205)	(0.6%)
Earnings per common share – basic	$0.83	$0.85	$(0.02)	(2.4%)
Earnings per common share – diluted	$0.83	$0.84	$(0.01)	(1.2%)
Capital expenditures (net of customer reimbursements and regulatory grants)	$7,786	$9,884	$(2,098)	(21.2%)
Adjusted EBITDA	$52,474	$61,701	$(9,227)	(15.0%)

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends.  In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results, while isolating the effects of depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, and of non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and gains and losses on derivative instruments, whose immediate recognition can cause net income to be volatile from period to period due to the timing of the valuation change in the derivative instruments relative to the sale of biofuel.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve Months Ended December 31, 2012	Twelve Month Ended December 31, 2011
Adjusted EBITDA	$52,474	$61,701
Depreciation and amortization	(10,454)	(9,098)
Non-cash stock-based compensation	(281)	(502)
Interest and dividend income	4,776	3,495
Interest expense	(27)	(184)
Loss on disposal of property and equipment	(63)	(262)
Gains/(losses) on derivative instruments	4,528	(20)
Other income (expense), net	3,927	(1,889)
Impairment of fixed assets	-	(466)
Income tax expense	(20,576)	(18,266)
Net income	$34,304	$34,509

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve Months Ended December 31, 2012	Twelve Month Ended December 31, 2011
Adjusted EBITDA	$52,474	$61,701
Provision for deferred income taxes	1,827	2,846
Interest and dividend income	4,776	3,495
Income tax expense	(20,576)	(18,266)
Gains (losses) on derivative instruments	4,528	(20)
Change in fair value of derivative instruments and marketable securities	(1,506)	617
Changes in operating assets and liabilities, net	23,368	(12)
Other	(3)	68
Net cash provided by operating activities	$64,888	$50,429

Revenues

Revenues for the year ended December 31, 2012 were $351,829,000 as compared to revenues for the year ended December 31, 2011 of $309,885,000, an increase of 14%.  Revenues from biofuels increased 35% and accounted for 54% of total revenues in 2012 as compared to 46% in 2011.  Revenues from chemicals decreased 5% and accounted for 46% of total revenues in 2012 as compared to 54% in 2011.  Within the chemicals segment, revenues for 2012 changed as follows as compared to 2011: (i) revenues from the bleach activator decreased 13%; (ii) revenues from the proprietary herbicide and intermediates decreased 31%; (iii) revenues from CPOs increased 7%; (iv) revenues from DIPB increased 12%; and (v) revenues from other custom products increased 47%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals segment revenue base, accounting for 25% of total revenues for the year ended December 31, 2012 as compared to 35% for the year ended December 31, 2011.  These products comprised a smaller percentage of our total revenues in 2012 as revenues from our biofuels segment assumed a larger percentage.  Additionally, revenues from the bleach activator and the proprietary herbicide decreased in 2012.  This decrease was attributable to reduced volumes for both products in 2012, and was partially offset by increased per unit sales prices.  We are unable to predict with any certainty the revenues we will receive from these products in the future.

Revenues from CPOs and DIPB together increased 10% during 2012.  The end market for CPOs is the automotive industry, an industry whose economic activity can vary significantly from year to year.  As a result, demand for CPOs can, and has, varied over the last couple of years.  This product suffered from a reduction in demand in 2011, but experienced an increase in 2012.  Revenues from these products also benefited from inflationary price increases in 2012.

Revenues from other custom chemical products increased 47% in 2012 as compared to 2011.  This increase was primarily due to continued sales of a product we periodically produce for a customer and, to a lesser extent, commercial sales of lithium ion battery material.  In 2011, we had modest sales of the lithium ion battery material and sales of the periodically produced product were limited.  In 2012, quantities of the periodically produced product were sold consistently throughout the year.  Since its introduction, demand for the lithium ion battery material has been low.  Sales of this material are not expected to be material in 2013.  Our contract with our customer for this material provides for compensation to us if certain quantities of material are not purchased over certain periods of time.

Revenues from proprietary chemicals increased 17% in 2012 as compared to 2011 and account for approximately 4% of total revenues in 2012.  This increase was due to sales of new performance chemicals, including crude glycerin, and increased sales of SSIPA.

Revenues from biofuels increased from $141,648,000 in 2011 to $191,379,000 in 2012.  Sales of biodiesel in the first quarter of 2011 were limited due to the initial conversion to lower grade biodiesel feedstocks and adaptation to the improvement in biodiesel economics, whereas in 2012, despite a decline in fourth quarter sales quantities, biodiesel was produced and sold over a larger percentage of the fiscal year.  As a result, revenues from biofuels increased substantially in 2012 compared to 2011.  Revenues from our biofuels have also been benefited by our sales of refined petroleum products as a shipper on a common carrier pipeline.  Such sales totaled $8,881,000 in 2012 compared to $2,749,000 in 2011.  Such sales have little impact on gross margin.

A substantial portion of our biodiesel sold in 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize.  We continue to expand our regional blended-fuel distribution business.

      Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2012 were $294,576,000 as compared to total cost of goods sold and distribution of $248,130,000 in 2011, an increase of 19%, which compares to a 14% increase in revenues for the period.

Cost of goods sold and distribution for 2012 for our chemicals segment totaled $111,789,000 as compared to cost of goods sold and distribution for 2011 of $125,552,000, an 11% reduction.  This reduction in cost of goods sold and distribution was primarily due to reduced sales volumes of certain chemical products including the bleach activator and the proprietary herbicide.  Further reductions in cost of good sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.  On a percentage basis, the 11% reduction in costs of goods sold and distribution in 2012 as compared to 2011 was greater than the 5% reduction in chemical segment revenues due to increased per unit sales prices of certain chemical products as compensation for lower quantities of material purchased and inflationary price adjustments.

Cost of goods sold and distribution for 2012 for our biofuel segment were $182,787,000 as compared to cost of good sold and distribution for 2011 of $122,578,000.  On a percentage basis, cost of goods sold and distribution increased 49% versus an increase in revenues of 35%.  Market conditions were less favorable for biodiesel in 2012 as compared to 2011 partly as a result of the expiration of the $1.00 blenders’ credit at December 31, 2011.  When in effect, this credit was recorded as a reduction in cost of goods sold and distribution expense in our consolidated statement of operations.  After its expiration, no related reduction to cost of goods sold and distribution expense was recorded.  The existence of this credit was a significant factor in the profitability of biodiesel production.  Further reducing 2012 biofuel gross margin relative to its gross margin in 2011 was a reduction in 2012 of the amount we were awarded under the USDA Section 9005 – Advanced Biofuel Producers program.  In 2011 we were awarded approximately $1,900,000 and in 2012 we were awarded $753,000 under this program.  This award is recorded as a reduction in our cost of goods sold and distribution expense in the period funding is received.

Biodiesel profitability was particularly low in the fourth quarter of 2012, as the 2012 biodiesel consumption mandate established by the government was largely met early in the quarter.

On January 3, 2013, the blenders’ credit was retroactively reinstated for 2012 and extended through December 31, 2013.  This action resulted in our biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit.  The retroactive credit for 2012 totals $2,535,000 and will be recognized as a reduction in cost of goods sold in the first quarter of 2013.

Operating Expenses

Operating expenses increased 10% from $10,140,000 in 2011 to $11,161,000 in 2012.  This increase was primarily the result of increased legal expenditures associated with ongoing and completed litigation and expenditures incurred for the registration of product for sale in the European Union.  Additionally, in 2011 we realized a reduction in certain operating expenditures and such reduction did not repeat in 2012.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2012 and 2011 reflect our expected tax rate on reported operating earnings before income taxes.  At December 31, 2011 we did not believe that we had a more likely than not probability of realizing a portion of our deferred tax assets.  As such, we recorded a valuation allowance of $25,000 at December 31, 2011.  No such valuation allowance was recorded at December 31, 2012.

On December 31, 2011, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons expired.  This credit had totaled $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold.  On January 3, 2013, the small agri-biodiesel producers credit was retroactively reinstated for 2012 and extended through December 31, 2013.  This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit.  The retroactive income tax credit for 2012 totaled $1,500,000 and will be recognized as a component of the provision for income taxes in the first quarter of 2013.

Income Taxes

We had no liability for uncertain tax positions at December 31, 2012.  See Note 14 to our consolidated financial statements included elsewhere herein.

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

Revenues from the bleach activator and the proprietary herbicide and intermediates were the most significant components of our chemicals segment revenue base in 2011 and 2010, accounting for 35% of total revenues for the year ended December 31, 2011 as compared to 54% for the year ended December 31, 2010.  These products comprised a smaller percentage of our total revenues in 2011 as revenues from our biofuels segment assumed a larger percentage.  Additionally, revenues from the bleach activator decreased in 2011 from 2010 levels.  This decrease was attributable to reduced volumes sold in 2011.  With respect to the proprietary herbicide, the increase in revenues in 2011 as compared to 2010 was primarily the result of pricing increases caused by increased raw material costs.

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

Revenues from biofuels increased from $40,903,000 in 2010 to $141,648,000 in 2011.  The reinstatement of the $1.00 per gallon federal blenders credit in December 2010 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel, and demand and production increased in 2011 relative to 2010.  The blenders credit expired on December 31, 2011, but has subsequently been reinstated, see above.

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

Cost of good sold and distribution for 2011 for our biofuel segment were $122,578,000 as compared to cost of good sold and distribution for 2010 of $41,052,000.  On a percentage basis, cost of goods sold and distribution increased 199% versus an increase in revenues of 246%.  This difference is due in part to our receipt of approximately $1,900,000 awarded to us under the USDA Section 9005 – Advanced Biofuel Producers program in the third quarter of 2011.  This award totaled $100,000 in 2010.  Based on the characteristics of the award, we recognize the income from it in the period funding is received.  Additionally, the $1.00 per gallon federal blenders credit existed throughout 2011 and it did not exist for the majority of 2010.  The existence of this credit was a significant factor in the profitability of biodiesel production.  Both the USDA Section 9005 – Advanced Biofuel Producer grant and the $1.00 per gallon federal blenders credit are recorded as a reduction to our cost of goods sold and distribution expenses in our consolidated statement of operations and comprehensive income.  Since December 31, 2011, we have continued to acquire biodiesel feedstock and produce biodiesel.  The $1.00 per gallon federal blenders credit expired effective December 31, 2011, but has subsequently been reinstated, see above.

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

Income Taxes

We had no liability for uncertain tax positions at December 31, 2011.  See Note 14 to our consolidated financial statements included elsewhere herein.

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future.  This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience.  This estimate is subject to change based upon the changing financial condition of our customers.  At December 31, 2012 and 2011, we recorded an allowance for doubtful accounts of $0 and $10,000, respectively.  The allowance in 2011 pertained to one customer.  We historically have not experienced significant problems in collecting our receivables and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain.  Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices.  These expenses are charged into earnings over the estimated useful life of the assets.  The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates.  Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves.  As of December 31, 2012 and December 31, 2011, we recorded a reserve for closure/post-closure liabilities of $747,000 and $723,000, respectively.  We monitor this reserve and the assumptions used in its calculation.  As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions for 2012 related to six specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use.  Theses sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenues under bill and hold arrangements totaled $50,076,000, $59,597,000 and $57,074,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

We sell petroleum products from time to time on common carrier pipelines in part to maintain our status as a shipper on the pipeline.  When such transactions result in us purchasing and selling product to the same counterparty, such transactions are recorded net as an element of revenue or cost of goods sold.

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

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at December 31, 2012 and December 31, 2011.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2012 or December 31, 2011 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2012 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	2,661	982	1,393	286	-
Purchase obligations(b)	5,598	5,598	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	-	-	-	-	-
Total	$8,259	$6,580	$1,393	$286	$-
__________

(a)	As of December 31, 2012, we had no borrowings under the $50 million credit agreement described above.

(b)	Purchase obligations within less than one year include: (i) the purchase of biodiesel feedstock to be taken during 2013; and (ii) various other infrastructure and capital repairs.

(c)
A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $747 at December 31, 2012.  We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility.  As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

Other Matters

We entered into an agreement with a customer to construct, at a fixed price, a processing plant and to produce a certain chemical for the customer.  We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price.  That general contractor defaulted on its obligations under its contract with us and abandoned the project.  The general contractor’s default did not have a material adverse effect on us or our financial condition, results of operations, or cash flows.  As a result of the contractor’s default, we undertook the general contractor role ourselves.  We also filed suit against our former contractor to recoup any damages that we incurred as a result of his default.  The former contractor counterclaimed against us for amounts he asserted were due him under our contract with him.  The trial was conducted on this matter and the jury determined that we were not the breaching party under the contract but rather the general contractor was the breaching party and that the general contractor did not substantially complete his obligations under the contract.  The jury did however award the contractor certain amounts that the jury determined we owed him under the contract for services rendered through the date of breach.  Upon our motion, the court reduced the amount awarded by the jury.  Such amount does not have a material adverse effect on our overall financial condition, results of operations, or cash flows.  Both we and the contractor appealed certain rulings made in the course of this case and those appeals are pending.  We do not believe that the effect of these appeals will have a material adverse effect our overall financial condition, results of operations, or cash flows.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in 2012 or 2011.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of December 31, 2012 and 2011, the fair values of our derivative instruments were a net liability in the amount of $947,000 and $2,453,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2012.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	275,976	LB	10%	$11,812	20.6%
Petrodiesel	5,715	GAL	10%	$1,824	3.2%
Electricity	107	MWH	10%	$594	1.0%
__________

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2012.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2012 or 2011 and, as such, we were not exposed to interest rate risk for those years.  Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2012 and 2011 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2012, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  FutureFuel Corp.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri
March 18, 2013

FutureFuel Corp.
Consolidated Balance Sheets
As of December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
Assets
Cash and cash equivalents	$58,737	$89,745
Accounts receivable, net of allowances of $0 and $10, respectively	22,782	35,554
Accounts receivable – related parties	-	123
Inventory	41,992	57,439
Prepaid expenses	1,595	1,460
Prepaid expenses – related parties	32	-
Marketable securities	87,768	56,294
Other current assets	1,030	1,910
Total current assets	213,936	242,525
Property, plant and equipment, net	138,865	140,517
Other assets	2,436	2,202
Total noncurrent assets	141,301	142,719
Total Assets	$355,237	$385,244

Liabilities and Stockholders’ Equity
Accounts payable	$12,589	$18,665
Accounts payable - related parties	3,887	3,023
Income taxes payable	620	1,123
Current deferred income tax liability	6,953	6,162
Deferred revenue – short-term	6,071	3,558
Contingent liability – short-term	2,521	-
Accrued expenses and other current liabilities	3,593	3,225
Accrued expenses and other current liabilities - related parties	-	43
Total current liabilities	36,234	35,799
Deferred revenue – long-term	27,684	29,256
Contingent liability – long-term	-	2,521
Other noncurrent liabilities	948	924
Noncurrent deferred income tax liability	30,037	28,506
Total noncurrent liabilities	58,669	61,207
Total Liabilities	94,903	97,006
Commitments and contingencies (Notes 2, 15, 22, and 26)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 41,739,569 and 41,308,446 issued and outstanding as of December 31, 2012 and 2011, respectively	4	4
Accumulated other comprehensive income	2,597	1,803
Additional paid in capital	257,041	253,505
Retained earnings	692	32,926
Total stockholders’ equity	260,334	288,238
Total Liabilities and Stockholders’ Equity	$355,237	$385,244

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations
For the Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands, except per share amounts)

	2012	2011	2010
Revenues	$338,812	$304,614	$219,090
Revenues – related parties	13,017	5,271	93
Cost of goods sold	280,377	237,867	169,776
Cost of goods sold – related parties	9,366	6,996	4,044
Distribution	4,362	2,824	3,553
Distribution - related parties	471	443	526
Gross profit	57,253	61,755	41,284
Selling, general, and administrative expenses
Compensation expense	4,142	4,050	3,500
Other expense	3,123	2,044	1,794
Related party expense	452	534	341
Research and development expenses	3,444	3,512	3,494
	11,161	10,140	9,129
Income from operations	46,092	51,615	32,155
Interest and dividend income	4,776	3,495	1,135
Interest expense	(27)	(184)	(74)
Gain/(loss) on marketable securities	3,927	(1,889)	997
Other income/(expense)	112	(262)	(35)
	8,788	1,160	2,023
Income before income taxes	54,880	52,775	34,178
Provision for income taxes	20,576	18,266	11,084
Net income	$34,304	$34,509	$23,094

Earnings per common share
Basic	$0.83	$0.85	$0.63
Diluted	$0.83	$0.84	$0.62
Weighted average shares outstanding
Basic	41,366,860	40,708,552	36,526,105
Diluted	41,507,660	40,886,693	37,188,328

Comprehensive income	2012	2011	2010
Net income	$34,304	$34,509	$23,094
Other comprehensive income – unrealized gains on marketable securities, net of tax of $495 in 2012, $797 in 2011, and $306 in 2010	794	1,278	487
Comprehensive income	$35,098	$35,787	$23,581

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012, 2011, and 2010
(Dollars in thousands)

	2012	2011	2010
Cash flows provided by operating activities
Net income	$34,304	$34,509	$23,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,454	9,098	7,564
Provision for deferred income taxes	1,827	2,846	3,429
Change in fair value of derivative instruments	(1,506)	617	(93)
Other than temporary impairment of marketable securities	-	2,710	-
Impairment of fixed assets	-	466	-
Gain on sale of investments	(3,927)	(590)	(1,184)
Losses on disposals of fixed assets	63	262	318
Stock based compensation	281	502	-
Noncash interest expense	24	21	22
Changes in operating assets and liabilities:
Accounts receivable	12,772	(389)	(13,406)
Accounts receivable – related parties	123	(123)	-
Inventory	15,447	(20,067)	(10,929)
Income taxes receivable	-	519	393
Prepaid expenses	(135)	(220)	56
Prepaid expenses - related parties	(32)	-	23
Accrued interest on marketable securities	(109)	(123)	32
Other assets	(249)	633	338
Accounts payable	(6,076)	4,037	360
Accounts payable - related parties	864	2,555	(88)
Income taxes payable	(503)	1,123	-
Accrued expenses and other current liabilities	368	(116)	509
Accrued expenses and other current liabilities - related parties	(43)	35	(60)
Deferred revenue	941	12,124	7,958
Other noncurrent liabilities	-	-	(497)
Net cash provided by operating activities	64,888	50,429	17,839
Cash flows from investing activities
Restricted cash	-	21,086	(21,086)
Collateralization of derivative instruments	2,510	(2,133)	326
Purchase of marketable securities	(58,745)	(87,320)	(50,151)
Proceeds from the sale of marketable securities	33,637	40,196	47,012
(Purchases)/sales of auction rate securities	(1,150)	-	2,800
Proceeds from the sale of fixed assets	247	12	3
Capital expenditures	(9,112)	(23,208)	(9,671)
Net cash used in investing activities	(32,613)	(51,367)	(30,767)
Cash flows from financing activities
Proceeds from the issuance of stock	3,149	15,872	70,736
Minimum tax withholding on stock options exercised	(255)	-	-
Excess tax benefits associated with stock options	361	8	-
Purchase of warrants	-	-	(1,210)
Payment of dividend	(66,538)	(16,254)	(31,053)
Net cash provided by (used in) financing activities	(63,283)	(374)	38,473
Net change in cash and cash equivalents	(31,008)	(1,312)	25,545
Cash and cash equivalents at beginning of period	89,745	91,057	65,512
Cash and cash equivalents at end of period	$58,737	$89,745	$91,057

Cash paid for interest	$3	$5	$2

Cash paid for income taxes	$19,252	$13,773	$8,081

Non-cash capital expenditures	$-	$2,059	$3,859

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2009	28,190,300	$3	$38	$167,598	$22,630	$190,269
Special cash dividend	-	-	-	-	(31,053)	(31,053)
Proceeds from the issuance of stock	11,788,549	1	-	70,735	-	70,736
Purchase of warrants	-	-	-	(1,210)	-	(1,210)
Other comprehensive income	-	-	487	-	-	487
Net income	-	-	-	-	23,094	23,094
Balance – December 31, 2010	39,978,849	4	525	237,123	14,671	252,323
Cash dividends (special and regular)	-	-	-	-	(16,254)	(16,254)
Proceeds from the issuance of stock	1,329,597	-	-	15,872	-	15,872
Stock based compensation	-	-	-	502	-	502
Excess income tax benefits from exercise of stock options	-	-	-	8	-	8
Other comprehensive income	-	-	1,278	-	-	1,278
Net income	-	-	-	-	34,509	34,509
Balance – December 31, 2011	41,308,446	4	1,803	253,505	32,926	288,238
Cash dividends (special and regular)	-	-	-	-	(66,538)	(66,538)
Proceeds from the issuance of stock	431,123	-	-	2,894	-	2,894
Stock based compensation	-	-	-	281	-	281
Excess income tax benefits from exercise of stock options	-	-	-	361	-	361
Other comprehensive income	-	-	794	-	-	794
Net income	-	-	-	-	34,304	34,304
Balance – December 31, 2012	41,739,569	$4	$2,597	$257,041	$692	$260,334

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)           Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition of one or more operating businesses in the oil and gas industry.  On July 12, 2006 Viceroy completed an equity offering (see Note 16).

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

2)           Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., which was formed in 2009 to acquire a granary in Marianna, Arkansas, FutureFuel Warehouse Company, LLC, which was formed in 2011 to acquire a warehouse in Batesville, Arkansas, and Legacy Regional Transport, L.L.C., which was formed in 2012 and operates FutureFuel’s truck fleet.

All significant intercompany transactions have been eliminated.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less when purchased and are carried at cost, which approximates market.  FutureFuel places its temporary cash investments with high credit quality financial institutions.  At times, bank deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers.  All sales of a bleach activator are made to a leading North American consumer products company.  Sales of the bleach activator totaled $60,710 for the year ended December 31, 2012 and $70,179 for the year ended December 31, 2011.  Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer.  Sales of this herbicide and its intermediates constituted less than 10% of consolidated revenues for the year ended December 31, 2012 and totaled $38,925 for the year ended December 31, 2011.  Sales of biodiesel to one customer totaled $102,772 for the year ended December 31, 2012 and $64,795 for the year ended December 31, 2011.

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

Buildings and building equipment (years)	20	–	39
Machinery and equipment (years)	3	–	33
Transportation equipment (years)	5	–	33
Other (years)	5	–	33

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

Bill and hold transactions for 2012 related to six specialty chemical customers, and five specialty chemical customers in 2011 and 2010, whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements totaled $50,076, $59,597, and $57,074 for the years ended December 31, 2012, 2011, and 2010, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs.  In 2011 and 2010, the biodiesel tax incentive for blending biodiesel with petroleum diesel is netted from costs of goods sold.  The biodiesel tax credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel.  The credit was recognized as it was earned, i.e., when biodiesel blended with petrodiesel was sold.  The tax credit terminated on December 31, 2011.  On January 3, 2013, the tax credit was retroactively reinstated for 2012 and extended through December 31, 2013  (see Note 3).

Selling, general, and administration expenses includes personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”).  Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources.  FutureFuel’s OCI is comprised of gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6).  For the year ended December 31, 2012, FutureFuel recorded other comprehensive income of $794, net of income taxes of $495, on these securities.  For the year ended December 31, 2011, FutureFuel recorded other comprehensive income of $1,278, net of income taxes of $797, on these securities.  For the year ended December 31, 2010, FutureFuel recorded other comprehensive income of $487, net of income taxes of $306, on these securities.  For the year ended December 31, 2011, FutureFuel reclassified a portion of its unrealized losses related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment.  This reclassification totaled $1,669, net of income taxes of $1,041.  No such reclassification was made for the years ended December 31, 2012 or 2010.

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

3)           Reinstatement of biodiesel blenders tax credit and small agri-biodiesel producers tax credit

In December 2010, the government of the United States passed into law the retroactive reinstatement of the $1.00 per gallon biodiesel blenders tax credit.  This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2010 to December 31, 2010 qualifying for this credit.  The credit related to 2010 activity totaled $10,785 and was recorded as a reduction to cost of goods sold in the forth quarter of 2010.  The related receivable was recorded as a component of accounts receivable at December 31, 2010.  This receivable was fully collected in February 2011.  The blenders credit expired on December 31, 2011.

On January 3, 2013, the blenders credit was retroactively reinstated for 2012 and extended through December 31, 2013.  This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit.  The retroactive credit for 2012 totals $2,535.  As a result of its passage into law subsequent to yearend 2012, the retroactive credit will be recognized as a reduction in cost of goods sold in the first quarter of 2013.

On December 31, 2011, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons expired.  This credit had totaled $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold.  On January 3, 2013, the small agri-biodiesel producers credit was retroactively reinstated for 2012 and extended through December 31, 2013.  This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit.  The retroactive income tax credit for 2012 totals $1,500.  As a result of its passage into law subsequent to yearend 2012, the retroactive income tax credit will be recognized as a component of the provision for income taxes in the first quarter of 2013.

4)           Inventories

The carrying values of inventory were as follows as of December 31:

	2012	2011
At average cost (approximates current cost)
Finished goods	$15,803	$19,481
Work in process	1,304	3,643
Raw materials and supplies	37,086	47,833
	54,193	70,957
LIFO reserve	(12,201)	(13,518)
Total inventories	$41,992	$57,439

In the year ended December 31, 2012 changes in inventory quantities and price index values resulted in partial liquidations of FutureFuel’s LIFO inventory.  In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases.  The effect of these LIFO liquidations was to reduce cost of good sold by $1,317 in the year ended December 31, 2012.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain/(loss) of $4,528,  $(20), and $(928) for the years ended December 31, 2012, 2011, and 2010, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2012		2011
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(150)	$(726)	(300)	$(2,221)
Regulated fixed price future commitments, included in other current assets	(50)	$(221)	(71)	$(232)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,853 and $4,363 at December 31, 2012 and 2011, respectively, and is classified as other current assets in the consolidated balance sheet.  The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)           Marketable securities

At December 31, 2012, FutureFuel had investments in certain auction rate securities.  These securities had a maturity date in December 2030.  FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as a liquid market exists for these securities, which allows FutureFuel to exit its positions within in a short period of time.  These securities were purchased for par value.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  No such securities were held at December 31, 2011.

At December 31, 2012 and 2011, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

FutureFuel’s marketable securities were comprised of the following at December 31:

	2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,842	$4,307	$(1,550)	$49,599
Preferred stock	20,418	1,068	-	21,486
Trust preferred securities	15,143	402	(12)	15,533
Auction rate securities	1,150	-	-	1,150
Total	$83,553	$5,777	$(1,562)	$87,768

	2011
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,442	$4,433	$(647)	$37,228
Preferred stock	10,718	110	(1,029)	9,799
Trust preferred securities	9,210	65	(8)	9,267
Total	$53,370	$4,608	$(1,684)	$56,294

The aggregate fair value of investments with unrealized losses totaled $22,818 and $13,283 at December 31, 2012 and 2011, respectively.  As of December 31, 2012 and 2011, FutureFuel had a total of $1,915 and $257 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

In 2012 FutureFuel recategorized a net $2,411 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities.  This amount totaled $830 and $656 in 2011 and 2010, respectively.

7)           Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2012	2011
Land and land improvements	$5,753	$5,755
Buildings and building equipment	27,178	27,216
Machinery and equipment	149,436	138,350
Construction in progress	2,216	4,595
Accumulated depreciation	(45,718)	(35,399)
Total	$138,865	$140,517

Depreciation expense totaled $10,454, $9,004, and $7,450 for the years ended December 31, 2012, 2011, and 2010, respectively.

8)           Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships.  Customer relationships consisted of the following at December 31:

	2012	2011
Cost	$567	$567
Accumulated amortization	(567)	(567)
Total	$-	$-

Amortization expense totaled $0, $94, and $114 for the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9)           Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date.  The balance related to these items totaled $2,436 and $2,202 at December 31, 2012 and 2011, respectively.

10)         Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2012	2011
Accrued employee liabilities	$2,073	$1,710
Accrued property, use, and franchise taxes	1,472	1,521
Other	48	37
Total	$3,593	$3,268

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

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
≥ 2 < 3	-0.70%	1.55%
≥1 < 2	-0.85%	1.40%
< 1	-1.00%	1.25%

There is an unused commitment fee of 0.325% per annum.  On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges may not be less than 3:1.  FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

There were no borrowings at December 31, 2012 or December 31, 2011.

12)         Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act.  FutureFuel’s reserve for asset retirement obligations and environmental contingencies was $747 and $723 as of December 31, 2012 and 2011, respectively.  These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2012	2011
Beginning balance	$723	$702
Accretion expense	24	21
Balance at December 31	$747	$723

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

No options were awarded in 2010.

In April 2011, FutureFuel granted a total of 80,000 stock options to members of its board of directors and a total of 40,000 stock options to selected members of its management.  All options awarded in April 2011 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange.  All options granted in April 2011 vested immediately upon grant and expire on April 29, 2016.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

In April 2012, FutureFuel granted a total of 80,000 stock options to members of its board of directors and a total of 40,000 stock options to selected members of its management.  Additionally, in August 2012, FutureFuel granted a total of 10,000 stock options to a consultant.  The options awarded in 2012 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange.  All options awarded in 2012 vested immediately upon grant.  The options awarded in April 2012 expire on April 10, 2017 and the options awarded in August 2012 expire August 22, 2017.  FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	April 2011 Options	April 2012 Options	August 2012 Options
Expected volatility rate	61.53%	41.00%	43.38%
Expected dividend yield	3.14%	3.77%	3.40%
Risk-free interest rate	0.81%	0.35%	0.32%
Expected forfeiture rate	0.00%	0.00%	0.00%
Expected term in years	2.5	2.5	2.5

The volatility rate for the options granted in 2012 is derived from the historical stock price volatility of FutureFuel's common stock over the same time period as the expected term of each stock option award. The volatility rate for the options granted in 2011 was derived from the historical stock price volatility of a peer group of companies over the same time period as the expected term of each stock option award.  The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

The expected dividend yield is calculated using FutureFuel’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of FutureFuel’s common stock.

The risk-free interest rate is derived from the United States Federal Reserve’s published interest rates of yields for the same time period as the expected term.

FutureFuel has only included share-based awards expected to vest in share-based compensation expense.  The estimated forfeiture rates are based upon FutureFuel’s expected rate of forfeiture and are excluded from the quantity of awards included in share-based compensation expense.

FutureFuel granted stock options in 2008, 2009, 2011, and 2012 and does not have a substantial historical record of share-based award transactions on which to base an estimate of expected term.  FutureFuel has therefore elected to utilize the “simplified” method of estimating expected term as discussed in Staff Accounting Bulletins No. 107 and No. 110.

For the years ended December 31, 2012, 2011, and 2010, total share-based compensation expense (before tax) totaled $281, $502, and $0, respectively.  In the years ended December 31, 2012 and 2011, this balance was recorded as an element of selling, general, and administrative expenses.

The weighted average fair value of options granted in 2012 was $2.17 per option, in 2011 was $4.19 per option, and no options were granted in 2010.

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2010 and ending December 31, 2012 is presented below.

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2010	422,500	$6.41
Granted	-	$-
Exercised	(5,000)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2010	417,500	$6.40
Granted	120,000	$12.74
Exercised	(15,612)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2011	521,888	$7.84
Granted	130,000	$10.58
Exercised	(441,277)	$6.85
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2012	210,611	$11.62

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 1,689,700 options available for grant under the incentive plan at December 31, 2012.  The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2012	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2012	Weighted Average Exercise Price
$7.00	10,611	1.97	$7.00	10,611	$7.00
$10.12	10,000	4.64	$10.12	10,000	$10.12
$10.62	70,000	4.28	$10.62	70,000	$10.62
$12.74	120,000	3.33	$12.74	120,000	$12.74
	210,611		$11.62	210,611	$11.62

The weighted average remaining contractual life of all exercisable options is 3.64 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2012 and 2011 are $154 and $2,427, respectively.  Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2012 and December 31, 2011, respectively, exceeded the exercise price of the options granted.

No stock was awarded in 2011, but 15,612 stock options were exercised that year.  In 2011, FutureFuel realized gross proceeds from stock option exercises of $108 and realized a net tax benefit of $26.

No stock was awarded in 2012, but 441,277 stock options were exercised that year.  In 2012, FutureFuel realized gross proceeds from stock option exercises of $2,075 and realized a net tax benefit of $806.  Certain of the options exercised in 2012 were exercised on a cashless basis and resulted in 101,297 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder.  Such shares were returned to satisfy payment of the exercise price along with minimum tax requirements.  Such mimimum tax requirements totaled $255.

14)          Provision for income taxes

The following table summarizes the provision for income taxes:

	2012	2011	2010
Income before taxes - U.S.	$54,880	$52,775	$34,178
Provision for income taxes:
Current	$16,643	$13,756	$6,840
Deferred	1,587	2,547	3,056
State and other
Current	2,106	1,664	815
Deferred	240	299	373
Total	$20,576	$18,266	$11,084

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2012	2011	2010
Amount computed using the statutory rate of 35%	$19,208	$18,471	$11,962
Section 199 manufacturing deduction	(762)	(1,017)	(463)
Agri-biodiesel production credit	-	(975)	(640)
Credit for increasing research activities	-	(73)	(106)
Alternative fueling equipment credit	-	(69)	(79)
Tax exempt interest income	(6)	-	(6)
Change in the valuation allowance	(25)	(218)	(437)
State income taxes, net	2,133	2,112	1,368
Reversal of unrecognized tax benefits	-	-	(718)
Other	28	35	203
Provision for income taxes	$20,576	$18,266	$11,084

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2012	2011
Deferred tax assets
Vacation pay	$126	$143
Allowance for doubtful accounts	-	4
Inventory reserves	479	544
Self insurance	122	154
Asset retirement obligation	266	256
Derivative instruments	176	105
Deferred revenue	999	-
Stock based compensation	273	610
Other	78	217
Total deferred tax assets	2,519	2,033
Deferred tax liabilities
Available for sale securities	(1,284)	(83)
Accrued expenses	(561)	(528)
LIFO inventory	(5,017)	(5,179)
Depreciation	(31,127)	(29,934)
Other	(1,520)	(952)
Total deferred tax liabilities	(39,509)	(36,676)
Valuation allowance	-	(25)
Net deferred tax liabilities	$(36,990)	$(34,668)

	2012	2011
As recorded in the consolidated balance sheet
Current deferred tax liability	$(6,953)	$(6,162)
Noncurrent deferred tax liability	(30,037)	(28,506)
Net deferred tax liabilities	$(36,990)	$(34,668)

The effective tax rates for the years December 31, 2012 and 2011 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

FutureFuel’s unrecognized tax benefits totaled $0 at December 31, 2012 and 2011.

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	2012	2011	2010
Beginning balance	$-	$-	$559
Recognition into income, statute of limitations expiration	-	-	(559)
Balance at December 31	$-	$-	$-

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense.  FutureFuel accrued a balance of $0 at December 31, 2012 and December 31, 2011 for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2009 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

15)         Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals.  The cost of the construction has been funded by the customers.  Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements.  As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue.  Deferred revenue totaled $33,755 at December 31, 2012, with $6,071 classified as a current liability and $27,684 classified as a noncurrent liability.  Deferred revenue totaled $32,814 at December 31, 2011, with $3,558 classified as a current liability and $29,256 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2012	2011
Beginning balance	$32,814	$18,876
Amortization	(3,693)	(2,015)
Additions	4,634	15,953
Balance at December 31	$33,755	$32,814

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals.  If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency.  As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant.  This balance totaled $2,521 at December 31, 2012 and 2011.

16)         Stockholders’ equity

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

On February 10, 2011, FutureFuel filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby FutureFuel registered shares of its common stock, preferred stock, warrants, rights, and units which it might issue in the future in an aggregate amount not to exceed $50,000.  This registration statement became effective on March 10, 2011.  Pursuant to this registration statement, on May 11, 2011, FutureFuel commenced an “At-the-Market” offering under which FutureFuel may from time to time over the succeeding three years sell up to 3,000,000 shares of its common stock.  During 2011, FutureFuel issued 1,313,985 shares of its common stock pursuant to this “At-the-Market” offering for a net aggregate purchase price of $15,763, and paid its underwriters $488 as compensation with respect to such issuances.  During 2012, FutureFuel issued 91,143 shares of its common stock pursuant to this offering for a net aggregate purchase price of $1,074, and paid its underwriters $33 as compensation with respect to such issuances.

On February 6, 2013, FutureFuel announced the completion of the sale of shares of its common stock under the At-the-Market offering.  An aggregate 3,000,000 shares were sold in open market trading for aggregrate gross proceeds of approximately $37,247, resulting in net proceeds of approximately $36,127 after deducting commissions and fees.

17)         Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2012	2011	2010
Net income available to common stockholders	$34,304	$34,509	$23,094

Weighted average number of common shares outstanding	41,366,860	40,708,552	36,526,105
Effect of warrants	-	-	610,866
Effect of stock options	140,800	178,141	51,357
Weighted average diluted number of common shares outstanding	41,507,660	40,886,693	37,188,328

Basic earnings per share	$0.83	$0.85	$0.63
Diluted earnings per share	$0.83	$0.84	$0.62

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2012, 2011, and 2010 as they were anti-dilutive in the period.  The weighted average number of options excluded on this basis was 180,000, 90,000, and 211,625, respectively.

18)         Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees.  Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings.  Company contributions totaled $1,655, $1,747, and $1,605 for the years ended December 31, 2012, 2011, and 2010, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant stockholder.  Revenues, expenses, prepaid amounts, and unpaid amounts related to these transactions are captured on our accompanying consolidated financial statements as related party line items.  These related party transactions are summarized in the following table and further described below.

Related party balance sheet accounts

	2012	2011
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$-	$123
Total accounts receivable	$-	$123
Prepaid expenses
Administrative services and other	$32	$-
Total prepaid expenses	$32	$-
Accounts payable
Natural gas and fuel purchases	$3,887	$3,023
Total accounts payable	$3,887	$3,023
Accrued liabilities
Travel and administrative services	$-	$43
Total accrued liabilities	$-	$43

Related party income statement accounts

	2012	2011	2010
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$13,017	$5,271	$93
Total revenues	$13,017	$5,271	$93
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$5,226	$2,749	$-
Natural gas purchases	4,059	4,155	3,846
Income tax, consulting services and other	81	92	198
Total cost of goods sold	$9,366	$6,996	$4,044
Distribution
Distribution and related services	$471	$443	$526
Total distribution	$471	$443	$526
Selling, general and administrative expenses
Commodity trading advisory fees	$132	$132	$151
Travel and administrative services	320	402	190
Total selling, general, and administrative expenses	$452	$534	$341

Biodiesel, petrodiesel and blends

FutureFuel enters into agreements to buy and sell biofuels (biodiesel, petrodiesel, biodiesel/petrodiesel blends, RINs, and biodiesel production byproducts) and other petroleum products such as gasoline with an affiliate from time to time.  Such agreements are priced at the then current market price of the product, as determined from bids from other customers and/or market pricing services.  Cost of goods sold related to these sales includes variable costs and allocated fixed costs.

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

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate.  Pursuant to the terms of this sublease, FutureFuel leased from the affiliate railcars upon the same terms, conditions, and price the affiliate leased the railcars.  Lease terms for individual railcars began upon delivery of the railcars.  Forty railcars were received through December 31, 2009.  From the onset of this lease, FutureFuel paid lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself.  Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lessor.  In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate.  Expenses related to this lease were $331 for each of the years ended December 31, 2012, 2011, and 2010.

20)         Segment information

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point.  While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer.  Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers.  FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States.  FutureFuel’s revenues for the years ended December 31, 2012, 2011, and 2010 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2012	$338,307	$13,522	$351,829
December 31, 2011	$295,780	$14,105	$309,885
December 31, 2010	$201,496	$17,687	$219,183

For the years ended December 31, 2012, 2011, and 2010, revenues from Mexico accounted for 3%, 4%, and 7%,  respectively, of total revenues.  Other than Mexico, revenues from a single foreign country during 2012, 2011, or 2010 did not exceed 1% of total revenues.

Summary of business by segment

	2012	2011	2010
Revenues
Chemicals	$160,450	$168,237	$178,280
Biofuels	191,379	141,648	40,903
Total Revenues	$351,829	$309,885	$219,183
Segment gross margins
Chemicals	$48,661	$42,685	$41,433
Biofuels	8,592	19,070	(149)
Segment gross margins	57,253	61,755	41,284
Corporate expenses	11,161	10,140	9,129
Income before interest and taxes	46,092	51,615	32,155
Interest and dividend income	4,776	3,495	1,135
Interest and other income/(expense)	4,012	(2,335)	888
Provision for income taxes	(20,576)	(18,266)	(11,084)
Net income	$34,304	$34,509	$23,094

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

Gross margins for the biofuels segment for the year ended December 31, 2012 were favorably impacted by the receipt of approximately $753 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2012.  This award totaled $1,900 and $100 in 2011 and 2010, respectively.  Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received.

21)         Fair value measurements

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

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(947)	$(947)	$-	$-
Preferred stock, trust preferred securities, auction rate securities and other equity instruments	$87,768	$87,768	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2011	Level 1	Level 2	Level 3
Derivative instruments	$(2,453)	$(2,453)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$56,294	$56,294	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

22)          Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines.  Minimum rental commitments under existing noncancellable operating leases as of December 31, 2012 were as follows:

2013	$982
2014	503
2015	445
2016	445
2017	286
Thereafter	-
Total	$2,661

Lease expenses totaled $1,190, $925, and $934 for the years ended December 31, 2012, 2011, and 2010, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of crude corn oil and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

23)          Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2012
Revenues	$85,727	$103,237	$88,276	$74,589
Gross profit	$12,801	$14,440	$21,963	$8,049
Net income	$7,113	$8,473	$12,549	$6,169
Net income per common share:
Basic	$0.17	$0.21	$0.30	$0.15
Diluted	$0.17	$0.20	$0.30	$0.15

2011
Revenues	$55,241	$74,728	$90,307	$89,609
Gross profit	$4,999	$15,429	$21,995	$19,332
Net income	$2,716	$8,439	$12,733	$10,621
Net income per common share:
Basic	$0.07	$0.21	$0.31	$0.26
Diluted	$0.07	$0.21	$0.31	$0.26

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

24)         Recently issued accounting standards

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities,” which requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  The objective of the disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Asset and Liabilities,” which clarifies the scope of the offsetting disclosures of ASU 2011-11.  Both ASUs are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013.  Retrospective presentation for all comparative periods presented is required. FutureFuel does not believe that this guidance will have a material impact on its overall financial condition, results of operations, or cash flows.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail on these amounts.  This ASU is effective prospectively for reporting periods beginning after December 15, 2012. FutureFuel does not believe that this guidance will have a material impact on its overall financial condition, results of operations, or cash flows.

25)         Reserve roll forwards - valuation and qualifying accounts

		Additions
	Balance at January 1, 2012	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2012
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$10	$-
LIFO inventory	13,518	-	-	1,317	12,201
Aged and obsolete inventory	460	-	-	200	260
Deferred tax valuation allowance	25	-	-	25	-
Aged and obsolete supplies and parts	928	32	-	-	960
	$14,941	$32	$-	$1,552	$13,421

		Additions
	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$-	$10
LIFO inventory	7,938	5,580	-	-	13,518
Aged and obsolete inventory	279	181	-	-	460
Deferred tax valuation allowance	277	-	-	252	25
Aged and obsolete supplies and parts	719	209	-	-	928
	$9,223	$5,970	$-	$252	$14,941

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

		Additions
	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010
Reserve for:
Doubtful accounts and returns	$-	$10	$-	$-	$10
LIFO inventory	5,926	2,012	-	-	7,938
Aged and obsolete inventory	257	22	-	-	279
Deferred tax valuation allowance	714	-	-	437	277
Aged and obsolete supplies and parts	710	9	-	-	719
	$7,607	$2,053	$-	$437	$9,223

26)         Legal proceedings

FutureFuel is not a party to, nor is any of its property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business.  However, from time to time, FutureFuel may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which FutureFuel expects to be handled and defended in the ordinary course of business.  While FutureFuel is unable to predict the outcome of any matters currently pending, FutureFuel does not believe that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2012
Revenues	$85,727	$103,237	$88,276	$74,589
Gross profit	$12,801	$14,440	$21,963	$8,049
Net income	$7,113	$8,473	$12,549	$6,169
Net income per common share:
Basic	$0.17	$0.21	$0.30	$0.15
Diluted	$0.17	$0.20	$0.30	$0.15

2011
Revenues	$55,241	$74,728	$90,307	$89,609
Gross profit	$4,999	$15,429	$21,995	$19,332
Net income	$2,716	$8,439	$12,733	$10,621
Net income per common share:
Basic	$0.07	$0.21	$0.31	$0.26
Diluted	$0.07	$0.21	$0.31	$0.26

Earnings per share is computed independently for each of the quarters presented.  Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2010, 2011, and 2012, and no other independent accountant was so engaged.  There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2012 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
FutureFuel Corp.:

We have audited FutureFuel Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FutureFuel Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 18, 2013 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri
March 18, 2013

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2012.

Item 9B. Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, chairman of the board and chief executive officer	69	2005	2015
Lee E. Mikles, president	57	2005	2014
Edwin A. Levy	75	2005	2013
Thomas R. Evans	58	2006	2014
William J. Doré	70	2012	2015
Paul G. Lorenzini, chief operating officer	73	2007	2015
Donald C. Bedell	71	2008	2013
Paul M. Manheim	64	2011	2014

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Chairman of the board and chief executive officer	69	2005
Lee E. Mikles	President	57	2005
Paul G. Lorenzini	Chief operating officer	73	2008
Rose M. Sparks	Principal financial officer	46	2012
Ann P. Faitz	Secretary	61	2012

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel Dortch	Executive vice president and general manager	64	2007
David Baker	Senior vice president - operations support	66	2006
Christopher Schmitt	Chief financial officer	34	2011

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013.  Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system.  Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman and a director of World Point Terminals, Inc., a Delaware company based in Missouri which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services.  He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank.  Within the past five years, Mr. Novelly also served on the board of directors of The Bear Stearns Companies, Inc., a broker-dealer and global securities and investment firm, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Lee E. Mikles has been a member of our board since inception and served as our chief executive officer from inception through January 2013.  In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008.  Mr. Mikles presently serves as our president.  Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005.  He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005.  Additionally, Mr. Mikles has served on the board of directors of Pacific Capital Bankcorp., Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Imperial Bank and Imperial Bancorp.  He currently serves on the board of directors of Boss Holdings, Inc.

Our board believes that Mr. Mikles’ experience, knowledge, skills, and expertise as our chief executive officer and his knowledge of our operations and business strategies gained over his seven plus years of service to us in various roles provide valuable perspective to our board and add significant value.  Additionally, Mr. Mikles’ finance and investment experience from his involvement with Mikles/Miller Management, Inc. is integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Mikles’ service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Paul G. Lorenzini has been a member of our board since January 2007 and our chief operating officer since April 21, 2008.  In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry.  In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc.  Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA.  He subsequently became the chief executive officer and chairman of Bunzl North America and retired in July 2004 with the title of chairman emeritus.  Mr. Lorenzini served as a director of Bunzl PLC between 1988 and 1991 and between 1999 and 2004.

Our board believes that Mr. Lorenzini’s experience, knowledge, skills, and expertise as our chief operating officer and his knowledge of our operations and business strategies gained over his six plus years of service as chief operating officer provide valuable perspective to our board and add significant value.  Additionally, Mr. Lorenzini’s operational and management experience with Bunzl PLC, Bunzl USA, and Bunzl North America is integral to our board’s assessment of our business opportunities and strategic options.  Finally, Mr. Lorenzini’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

William J. Doré was previously a member of our board between May 24, 2006 and March 20, 2007.  Mr. Doré is also the founder and retired chairman/chief executive officer of Global Industries, Ltd., a worldwide organization of over 6,000 employees which operates one of the largest fleets of marine construction assets in the world.  Global Industries’ construction services extend throughout the Gulf of Mexico, West Africa, the Mediterranean, the Middle East and India, the Pacific Rim, South America, and Mexico’s Bay of Campeche.  In 2000, Mr. Doré was presented with the Rhodes Petroleum Industry Leadership Award from the Petroleum Division of the American Society of Mechanical Engineers.  He is also the recipient of the 2000 Horatio Alger Award.  In 2011, Mr. Doré was named as the Civic Service Award recipient from the Chamber Southwest Louisiana.  The Civic Service Award is presented annually to an outstanding member of the community who exemplifies leadership and service.

Our board believes that Mr. Doré’s experience, knowledge, skills, and expertise as a previous member of our board of directors and his operational and management experience with Global Industries, Ltd. is integral to our board’s assessment of our business opportunities and strategic options.  Further, Mr. Doré’s service and experience in community matters and his commitment to education and the environment strengthens the governance and functioning of our board.

Donald C. Bedell has been a member of our board since March 17, 2008.  Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states.  Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company.  Mr. Bedell is chairman of the Missouri Department of Conservation.  He is also a director of World Point Terminal, Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees.  FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminal, Inc.  In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminal, Inc.

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

Paul M. Manheim has been a member of our board since July 15, 2011.  Mr. Manheim is currently a consultant to and a corporate director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets.  He was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005.  HAL Real Estate Investments Inc. is a subsidiary of HAL Holding N.V.  Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas.  Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer.  Mr. Manheim has served as a director of World Point Terminals, Inc. and its predecessor since 2009, and is chairman of the audit committee of World Point Terminals, Inc.  Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and is a chartered accountant.

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

Rose Sparks has been our principal financial officer and principal accounting officer since November 8, 2012.  Mrs. Sparks has served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty years of experience at the Batesville facility.  In her capacity as controller, Mrs. Sparks manages and supervises FutureFuel Chemical Company’s accounting staff and works closely with our management in all aspects of financial reporting.  Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as the controller at the Batesville plant.  Mrs. Sparks is a licensed certified public accountant.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a licensed certified public accountant, add significant value to us.

Ann Faitz has been the secretary of FutureFuel Chemical Company since November 8, 2012.  Ms. Faitz has served as FutureFuel Chemical Company’s in-house counsel since August, 2008.  Prior to her current position, Ms. Faitz was a partner in the Chisenhall, Nestrud & Julian law firm in Little Rock, Arkansas for fifteen years practicing environmental and business law.  Ms. Faitz also served for over three years as an attorney specialist for the Arkansas Department of Environmental Quality, including as a special task force advisor to then Governor Bill Clinton.  Ms. Faitz is licensed to practice law in Arkansas and Missouri.

Our board believes that Ms. Faitz’s experience, knowledge, skills, and expertise acquired as a partner in a law firm, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a licensed practicing attorney, add significant value to us.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2012, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2012, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2012:

•	Revelation Special Situations Fund Ltd. (formerly known as Osmium Special Situations Fund Ltd.) late filed two Forms 4, each covering a single transaction.

•	Mr. Mikles late filed a Form 5 for a gift transaction and a Form 4 covering a stock option exercise.

•	Each of Mr. Dortch, Mrs. Sparks and Mr. Evans late filed a Form 4 covering two stock option exercises.

•	Mr. Lorenzini late filed a Form 4 covering a stock option exercise.

•	Mr. Baker late filed two Forms 4, one covering a purchase transaction and the other covering two stock option exercises.

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
Paul M. Manheim

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert.  Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11. Executive Compensation.

General

Our board of directors has established a compensation committee.  The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company.  We paid each of our directors $25,000 for 2012 and committee heads were paid an additional $10,000.  Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically.  We determined for 2012 not to pay salaries, bonuses, or other forms of cash compensation  to any of our executive officers (in their capacities as such) (other than our chief operating officer Paul Lorenzini and certain executive officers of FutureFuel Chemical Company as described below).  The compensation committee also approved the award of 120,000 stock options in the aggregate to our directors and certain of our executive officers in 2012 and 10,000 stock options in the aggregate to a consultant.  No other director compensation and no compensation for our executive officers (other than certain executive officers of FutureFuel Chemical Company) have been set at this time for the calendar year 2013.  Rather, our board believes it is more appropriate to set such compensation later in the year when 2013 results are capable of reasonable estimation.

In 2012, we paid salaries, bonuses, and other forms of compensation to our chief operating officer and to the officers of FutureFuel Chemical Company as described below.

Compensation Discussion and Analysis

The objectives of our compensation program are to provide a competitive compensation package that rewards sustained financial and operating performance that creates long-term value for our shareholders. Our compensation programs are intended to meet the goals of attracting and retaining qualified personnel; motivating these individuals to achieve short-term and long-term corporate goals without undue risk-taking and to promote equity among executive officer positions, while considering external competitiveness and differences in job responsibilities.

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees.  In addition, our board adopted an Omnibus Incentive Plan (or the Incentive Plan) which was approved by our shareholders at our 2007 annual meeting on June 26, 2007.  The Incentive Plan provides equity-based compensation to our executive officers and our directors.  Our compensation committee, and the company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly or Mikles for 2012.  Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP.  Our president, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us.  Neither Messrs. Novelly or Mikles received any increase in their salary, bonus, or other income to compensate them for their services to us.  We decided to pay a bonus of $100,000 to our chief operating officer, Mr. Lorenzini, in December 2012.  After review and discussion, we determined that such an amount was fair compensation for the services Mr. Lorenzini rendered, competitive compensation for similar services, and sufficient to motivate Mr. Lorenzini to aid in our achievement of short-term and long-term corporate goals.  In addition, we reimbursed affiliates of Mr. Novelly $100,000 and Mr. Mikles $138,000 for expenses incurred by such affiliates in Mr. Novelly and Mr. Mikles performing services for us.  As to our other executive officers, their base salaries were not adjusted as each of those individuals had received a salary adjustment effective April 24, 2011.  We determined that their base salaries for 2012 were competitive with current market levels, sufficient for the services provided, and sufficient to motivate these individuals to aid in the achievement of short-term and long-term corporate goals.

For the year 2012, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined at 10% of the estimated (as of the end of November 2012) after-tax earnings of FutureFuel Chemical Company for the year ended December 31, 2012, subject to certain adjustments.  We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company.  Eligible FutureFuel Chemical Company employees hired after January 1, 2012 received $250.  Eligible employees hired prior to January 1, 2012 received 121 hours of pay at their normal hourly rate.  Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $72,435, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors.  The bonuses were paid in cash on December 17, 2012.  After discussions with senior management and the review of historical financial performance, we determined the amout of bonuses distributed to Mr. Dortch, Mr. Baker, Mr. Schmitt and Ms. Spark.  Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2012 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis.  In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals.  We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein.  The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  The purpose of the Incentive Plan is to:

•
encourage share ownership by key personnel whose long-term employment with or engagement by us or our subsidiaries (including FutureFuel Chemical Company) is considered essential to our continued progress and, thereby, encourage recipients to act in our shareholders’ interests and share in our success;

•	encourage such persons to remain in our employ or in the employ of our subsidiaries; and
•	provide incentives to persons who are not our employees to promote our success.

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights.  To date, options for 940,500 shares of stock and awards of 39,800 shares of stock have been made.  We issued 130,000 stock options in 2012 to officers, directors, selected members of senior management, and a consultant.  We did not issue any stock awards or stock appreciation rights.  We determined that the size of the issuance was sufficient to motivate the individuals to aid in our achievement of short-term and long-term corporate goals.  We will consider issuing additional stock options, stock awards, and/or stock appreciation rights pursuant to the criteria set forth below.  However, no determinations have been made for 2013.

Eligible participants in the Incentive Plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares.  Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 2,670,000 shares, as of the date of adoption of the Incentive Plan.  Taking into account the prior grants of stock options and stock awards, there are 1,689,700 shares remaining to be issued under the Incentive Plan.

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

The Administrator may grant annual performance vested options.  Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined.  Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups).  Neither our management nor our compensation committee, however, has through the year ended December 31, 2012  made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2012, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

The Compensation Committee

Our compensation committee currently consists of Donald C. Bedell, William J. Doré, and Edwin A. Levy.  Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Recommendations from Management

Our chairman and chief executive officer make recommendations to the compensation committee as to salaries and bonuses for executive officers, as well as awards under the Incentive Plan.  The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2012.

Summary Compensation Table

Person	Year	Salary	Bonus	Stock Awards	Option Awards(d)	All Other Compensation(b)	Total
Paul A. Novelly(c)	2012	$0	$0	$0	$21,600	$39,000	$60,600
Chairman and Chief executive officer	2011	$0	$0	$0	$41,900	$25,000	$66,900
FutureFuel Corp.	2010	$0	$0	$0	$0	$25,000	$25,000
Lee E. Mikles(c)	2012	$0	$0	$0	$21,600	$36,000	$57,600
President	2011	$0	$0	$0	$41,900	$25,000	$66,900
FutureFuel Corp.	2010	$0	$0	$0	$0	$25,000	$25,000
Paul G. Lorenzini(c)	2012	$0	$100,000	$0	$21,600	$31,000	$152,600
Chief operating officer	2011	$0	$100,000	$0	$41,900	$25,000	$166,900
FutureFuel Corp.	2010	$0	$100,000	$0	$0	$25,000	$125,000
Douglas D. Hommert(c)(e)	2012	$0	$0	$0	$0	$0	$0
Executive vice president, secretary and	2011	$0	$0	$0	$0	$0	$0
treasurer, FutureFuel Corp.	2010	$0	$0	$0	$0	$0	$0
Samuel Dortch(a)	2012	$201,718	$84,170	$0	$21,600	$18,111	$325,599
Executive vice president and general	2011	$197,304	$75,000	$0	$41,900	$19,499	$333,703
manager, FutureFuel Chemical Company	2010	$178,593	$48,995	$0	$0	$15,882	$243,470
David Baker(a)	2012	$192,358	$57,590	$0	$21,600	$18,447	$289,995
Senior vice president - operations support,	2011	$186,991	$52,000	$0	$41,900	$19,014	$299,905
FutureFuel Chemical Company	2010	$174,902	$48,418	$0	$0	$15,590	$238,910
Christopher Schmitt(a)(f)	2012	$150,000	$66,450	$0	$21,600	$14,603	$252,653
Chief financial officer and treasurer, FutureFuel Chemical Company	2011	$132,115	$65,000	$0	$41,900	$13,429	$252,444
Rose M. Sparks(c)(g) Principal Financial Officer, FutureFuel Corp.	2012	$127,000	$57,590	$0	$21,600	$12,343	$218,533
__________

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)
For Messrs. Novelly, Mikles, and Lorenzini, includes $39,000, $36,000 and $31,000, respectively, in director fees for 2012.  Includes $25,000 in directors fees for Messrs. Novelly, Mikles, and Lorenzini in 2011 and 2010.  For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person.  The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)
Our executive officers for the years indicated.  We reimbursed an affiliate of Mr. Mikles $138,383 and $100,000 in 2012 and 2011, respectively, for expenses incurred by such affiliate in 2012 and 2011 in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2012 and 2011.  We reimbursed an affiliate of Mr. Novelly $100,000 in 2012 and 2011 for expenses incurred by such affiliate in 2012 and 2011 in connection with Mr. Novelly performing services for us and FutureFuel Chemical Company in 2012 and 2011.

(d)
Represents the grant date valuation of the awards under FASB ASC Topic 718.  Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein.

(e)	Mr. Hommert resigned as our Executive Vice President, Secretary, and Treasurer (Principal Financial Officer) effective September 4, 2012.

(f)	Mr. Schmitt became FutureFuel Chemical Company’s chief financial officer and treasurer on February 4, 2011.

(g)	Ms. Sparks become our Principal Financial Officer effective November 8, 2012.

None of the above-named persons is a party to an employment agreement or employment arrangement with us or with FutureFuel Chemical Company.

Grants of Plan-Based Awards

In 2011, we awarded 120,000 stock options under the Incentive Plan to our directors, executive officers, and certain other members of our management.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted by the NYSE, and expire on April 29, 2016 if not exercised by that date.

In April 2012, we awarded 120,000 stock options under the Incentive Plan to our directors, executive officers, and certain other members of our management.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted on the NYSE, and expire on April 10, 2017 if not exercised by that date.  Additionally, in August 2012 we awarded 10,000 stock options to a consultant.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted by the NYSE, and expire on August 22, 2017 if not exercised by that date.  All stock options awarded in 2012 were discretionary grants and not performance-based.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

Grants of Plan-Based Awards

		Estimated Future Payout Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Paul A. Novelly Chairman and Chief executive officer FutureFuel Corp.	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
Lee E. Mikles President FutureFuel Corp.	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
Paul G. Lorenzini Chief operating officer FutureFuel Corp.	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
Douglas D. Hommert(a) Executive vice president, secretary and treasurer, and principal financial officer, FutureFuel Corp.	n/a	n/a	n/a	n/a	0	0	n/a	n/a
Christopher Schmitt Chief financial officer and treasurer, FutureFuel Chemical Company	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
David Baker Senior vice president - operations support, FutureFuel Chemical Company	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
Samuel Dortch Executive vice president and general manager, FutureFuel Chemical Company	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
Rose M. Sparks(b) Principal Financial Officer, FutureFuel Corp.	4/10/12	10,000	10,000	10,000	0	0	$10.62	$2.16
__________

(a)	Mr. Hommert resigned as our Executive Vice President, Secretary, and Treasurer (Principal Financial Officer) effective September 4, 2012.

(b)	Ms. Sparks became our Principal Financial Officer effective November 8, 2012.

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2012 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	n/a	n/a	n/a	n/a
Douglas D. Hommert(a)	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Christopher Schmitt	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	n/a	n/a	n/a	n/a
David Baker	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	0	0	0	0
Sam Dortch	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	0	0	0	0
Rose M. Sparks(b)	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	0	0	0	0
__________

(a)	Mr. Hommert resigned as our Executive Vice President, Secretary, and Treasurer (Principal Financial Officer) effective September 4, 2012.

(b)	Ms. Sparks become our Principal Financial Officer effective November 8, 2012.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2012, and stock awards which vested in such individual in 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly	165,000	$837,175	n/a	n/a
Lee E. Mikles	65,000	$259,400	n/a	n/a
Paul G. Lorenzini	55,000	$267,575	n/a	n/a
Douglas D. Hommert	n/a	n/a	n/a	n/a
Christopher Schmitt	0	0	n/a	n/a
David Baker	20,611	$130,273	n/a	n/a
Sam Dortch	20,611	$130,273	n/a	n/a
Rose M. Sparks	15,611	$76,284	n/a	n/a

Compensation of Directors

We paid each of our directors $25,000 for 2012 and committee heads were paid an additional $10,000.  Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically.  We believed this was fair for services provided.  In addition, we awarded 80,000 stock options to our directors.  These options vested upon grant, had an exercise price equal to the average price of our common stock on the date of grant as quoted by the NYSE, and expire on April 10, 2017 if not exercised by that date.  No director compensation has been set at this time for the calendar year 2013.

The following is the compensation our directors earned for 2012.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensa -tion	Change in Pension Value and Non- Qualified Deferred Compensa- tion Earnings	All Other Compensa -tion	Total
Paul A. Novelly(b)	$39,000	$0	$21,600	$0	$0	$0	$60,600
Lee E. Mikles(b)	$36,000	$0	$21,600	$0	$0	$0	$57,600
Edwin A. Levy	$49,000	$0	$21,600	$0	$0	$0	$70,600
Thomas R. Evans	$45,000	$0	$21,600	$0	$0	$0	$66,600
Richard L. Knowlton (c)	$29,000	$0	$21,600	$0	$0	$0	$50,600
Paul G. Lorenzini(a)	$31,000	$0	$21,600	$0	$0	$0	$52,600
Donald C. Bedell	$49,000	$0	$21,600	$0	$0	$0	$70,600
Paul M. Manheim	$34,000	$0	$21,600	$0	$0	$0	$55,600
William J. Doré (d)	$27,000	$0	$0	$0	$0	$31,594	$58,594
__________

(a)	Mr. Lorenzini also received compensation as an executive officer, which compensation is included in the discussion above regarding our executive officers.

(b)
Affiliates of Messrs. Novelly and Mikles were reimbursed $100,000 and $138,383, respectively, for expenses incurred by them in Messrs. Novelly and Mikles providing services to us.  See the discussion above.

(c)	Mr. Knowlton’s term expired August 13, 2012.

(d)	Includes expenditures we paid on Mr. Doré’s behalf.

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2012 with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini(a)	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	n/a	n/a	n/a	n/a
Donald C. Bedell	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Thomas R. Evans	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	n/a	n/a	n/a	n/a
Edwin A. Levy	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul M. Manheim	10,000 10,000	0	0	$12.74 $10.62	4/29/16 4/10/17	n/a	n/a	n/a	n/a
William J. Doré	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a
__________

(a)	These options are also included in the table set forth above regarding our executive officers.

None of our directors were recipients of stock awards which vested in 2012.  The following options were exercised by directors during 2012.

Name	Number of Shares Acquired on Exercise	Value Realized on Exercise
Paul A. Novelly	165,000	$837,175
Lee E. Mikles	65,000	$259,400
Paul G Lorenzini	55,000	$267,575
Donald C. Bedell	10,000	$10,050
Thomas R. Evans	15,000	$94,200
Edwin A. Levy	10,000	$10,050

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2012 were Donald C. Bedell, Richard L. Knowlton (through August 13, 2012), William J. Doré (beginning August 13, 2012), and Edwin A. Levy.  The committee was chaired by Mr. Bedell.  None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2012 (other than the payment of directors fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, our chairman of the board and chief executive officer, and Mr. Mikles, our president and one of our directors, are both directors of Boss Holdings, Inc.  Mr. Novelly is a member of Boss Holdings, Inc.’s compensation committee.  Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), Mr. Bedell (one of our directors and a member of our compensation committee), and Mr. Manheim (one of our directors and a member of our audit committee) are directors of World Point Terminals, Inc.; World Point Terminals, Inc. does not have a separate compensation committee.

Compensation Committee Report

The compensation committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management.  Based on this review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald C. Bedell, William J. Doré, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  We do not have any other equity compensation plan or individual equity compensation arrangement.  Under this plan, we are authorized to issue 2,670,000 shares of our common stock.  The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  Through December 31, 2012, we issued options to purchase 940,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan.  The following additional information regarding this plan is as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	210,611	$11.62	1,689,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,334,441 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding.  The shares of common stock are our only voting securities issued and outstanding.  The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 1, 2013.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	17,725,100	40.9%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,374,850	5.5%
SOF Investments, L.P., 645 5th Avenue, 21st Floor, New York, NY 10022(c)	2,624,522	6.1%
__________

(a)
Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 265,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,095,500 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 89,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.  Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons.  All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

(c)
Based solely upon review of a Schedule 13G filed on February 14, 2013, we understand that SOF Investments, L.P. is the direct beneficial owner of 2,624,522 shares of common stock listed above, MSD Capital, L.P. is the general partner of, and may be deemed to beneficially own securities beneficially owned by, SOF Investments, L.P.  MSD Capital Management LLC is the general partner of, and may be deemed to beneficially own securities beneficially owned by MSD Capital, L.P.  Each of Gleen R. Fuhrman, John C. Phelan and Marc R. Lisker is a manager of, and may be deemed to beneficially own securities owned by, MSD Capital Management.  Michael S. Dell is the controlling member of, and may be deemed to beneficially own securities beneficially owned by, MSD Capital Management LLC.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly(a)	17,725,100	40.9%
Lee E. Mikles(b)	2,374,850	5.5%
Paul G. Lorenzini(c)	719,877	1.7%
Edwin A. Levy(d)	288,750	0.7%
Thomas R. Evans	45,000	*
Donald C. Bedell(e)	45,097	*
Paul M. Manheim	10,000	*
William J. Doré	300,000	*
Sam Dortch(f)	55,154	*
David Baker	23,457	*
Rose M. Sparks	9,432	*
Christopher Schmitt	500	*

All directors and executive officers	21,597,217	49.8%
__________

(a)
Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 265,000 shares of common stock held by Mr. Novelly.  Mr. Novelly is the chief executive officer of both of these entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)
Includes 2,095,500 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP.  Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary.  Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust.  Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust.  Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household.  However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership.  Also includes 89,750 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles.  Mr. Mikles disclaims beneficial ownership thereof.  Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons.  All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

(e)
Includes 2,300 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Includes 2,300 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.  Also includes 38,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary.

(f)	Includes 47,747 shares of common stock held in an IRA established by Mr. Dortch.

*	Denotes an ownership percentage of less than 1%.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, and other petroleum products in our biofuels business.  Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials.  The dollar amounts of such transactions are detailed in Note 19 to our consolidated financial statements included elsewhere herein.

Other related party transactions are detailed in Note 19 to our consolidated financial statements included elsewhere herein.

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
William J. Doré
Donald C. Bedell
Paul M. Manheim

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2012 and 2011, we incurred $250,000 each year for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2012 and 2011, we incurred $17,500 and $30,550, respectively, for employee benefit plan audits and comfort letter procedures from RubinBrown LLP. Additionally, during fiscal 2012 we incurred $13,000 for an audit of a Schedule of Expenditures of Federal Awards for the Conservation Research and Development Grant of FutureFuel Corp. No such expenditure was incurred in 2011.

Tax Fees

During fiscal 2012 and 2011, we incurred fees of $21,500 and $17,500, respectively, for tax compliance, tax advice, and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2012 or 2011.

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

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2012 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements.  Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 18 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 32 and in our future filings made with the SEC.  You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates.  Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements.  The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face.  New factors emerge from time to time, and it is not possible for us to predict which will arise.  There may be additional risks not presently known to us or that we currently believe are immaterial to our business.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner.  You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)           List separately all financial statements filed as part of this report.

1.
FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2012 and 2011 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010.

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
At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10, 2011)

10.17
Third Amendment to the Purchase Agreement made and entered into as of August 28, 2012 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC, Procter & Gamble Home Products Limited and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2012).

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

FUTUREFUEL CORP.

By: /s/ Rose M. Sparks
Rose M. Sparks,  Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Paul A. Novelly
Paul A. Novelly, Director and Chief Executive Officer

By: /s/ Rose M. Sparks
Rose M. Sparks, Principal Financial Officer and Principal Accounting Officer

/s/ Lee E. Mikles
Lee. E. Mikles, Director  and President

/s/ Paul G. Lorenzini
Paul G. Lorenzini, Director and Chief Operating Officer

/s/Edwin A. Levy
Edwin A. Levy, Director

/s/ Thomas R. Evans
Thomas R. Evans, Director

/s/ William J. Doré
William J. Doré, Director

/s/ Donald C. Bedell
Donald C. Bedell, Director

/s/ Paul M. Manheim
Paul M. Manheim, Director

Date:  March 18, 2013