Form 10-Q
period 2013-03-31
FutureFuel Corp.
filed 2013-05-07
CIK 1337298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________
Commission file number: 0-52577

FUTUREFUEL CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
8235 Forsyth Blvd., Suite 400
St. Louis, Missouri  63105
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
Yes  √  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  √  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer	√
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2013: 43,334,441

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2013, our audited consolidated balance sheet as at December 31, 2012, our unaudited consolidated statements of operations and comprehensive income for the three- month periods ended March 31, 2013 and March 31, 2012, and our consolidated statements of cash flows for the three-month periods ended March 31, 2013 and March 31, 2012.

FutureFuel Corp.
Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Dollars in thousands)

	(Unaudited) March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$62,211	$58,737
Accounts receivable, net of allowances of $0 and $0 at March 31, 2013 and December 31, 2012, respectively	27,903	22,782
Accounts receivable – related parties	4,485	-
Inventory	70,702	41,992
Prepaid expenses	1,423	1,595
Prepaid expenses – related parties	32	32
Marketable securities	96,352	87,768
Other current assets	1,586	1,030
Total current assets	264,694	213,936
Property, plant and equipment, net	138,142	138,865
Other assets	2,492	2,436
Total noncurrent assets	140,634	141,301
Total Assets	$405,328	$355,237

Liabilities and Stockholders’ Equity
Accounts payable	$21,826	$12,589
Accounts payable – related parties	3,841	3,887
Income taxes payable	4,908	620
Current deferred income tax liability	9,640	6,953
Deferred revenue – short-term	6,094	6,071
Contingent liability – short-term	2,521	2,521
Accrued expenses and other current liabilities	4,509	3,593
Accrued expenses and other current liabilities – related parties	50	-
Total current liabilities	53,389	36,234
Deferred revenue – long-term	26,976	27,684
Other noncurrent liabilities	954	948
Noncurrent deferred income tax liability	29,721	30,037
Total noncurrent liabilities	57,651	58,669
Total liabilities	111,040	94,903
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,334,441 and 41,739,569 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	4	4
Accumulated other comprehensive income	7,976	2,597
Additional paid in capital	276,333	257,041
Retained earnings	9,975	692
Total stockholders’ equity	294,288	260,334
Total Liabilities and Stockholders’ Equity	$405,328	$355,237

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$90,771	$84,837
Revenues – related parties	1,394	890
Cost of goods sold	59,297	70,956
Cost of goods sold – related parties	10,620	986
Distribution	751	864
Distribution – related parties	116	120
Gross profit	21,381	12,801
Selling, general, and administrative expenses
Compensation expense	926	749
Other expense	506	591
Related party expense	83	35
Research and development expenses	916	843
	2,431	2,218
Income from operations	18,950	10,583
Interest and dividend income	1,153	1,140
Interest expense	(6)	(6)
Gain on marketable securities	59	314
Other income/(expense)	-	(52)
	1,206	1,396
Income before income taxes	20,156	11,979
Provision for income taxes	6,106	4,866
Net income	$14,050	$7,113

Earnings per common share
Basic	$0.33	$0.17
Diluted	$0.33	$0.17
Weighted average shares outstanding
Basic	42,928,109	41,314,859
Diluted	42,949,854	41,493,135

Comprehensive Income
Net income	$14,050	$7,113
Other comprehensive income from unrealized net gains on available-for-sale securities, net of tax of $3,353 in 2013 and of $701 in 2012	5,379	1,126
Comprehensive income	$19,429	$8,239

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows provided by operating activities
Net income	$14,050	$7,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,658	2,584
Provision/(benefit) for deferred income taxes	(982)	(161)
Change in fair value of derivative instruments	941	(1,266)
Impairment of fixed assets	382	-
Gain on the sale of investments	(59)	(314)
Losses on disposals of fixed assets	-	63
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	(5,121)	13,607
Accounts receivable – related parties	(4,485)	(47)
Inventory	(28,710)	(10,513)
Prepaid expenses	172	216
Accrued interest on marketable securities	109	-
Other assets	(56)	15
Accounts payable	9,237	2,776
Accounts payable – related parties	(46)	(2,694)
Income taxes payable	4,288	3,198
Accrued expenses and other current liabilities	916	317
Accrued expenses and other current liabilities – related parties	50	(26)
Deferred revenue	(685)	(891)
Net cash (used in)/provided by operating activities	(7,335)	13,983
Cash flows from investing activities
Collateralization of derivative instruments	(1,605)	1,050
Purchase of marketable securities	(3,399)	(17,406)
Proceeds from the sale of marketable securities	3,606	7,648
Proceeds from the sale of fixed assets	-	31
Capital expenditures	(2,318)	(2,113)
Net cash used in investing activities	(3,716)	(10,790)
Cash flows from financing activities
Proceeds from the issuance of stock	19,292	72
Excess tax benefits associated with stock options	-	8
Payment of dividends	(4,767)	(4,132)
Net cash provided by/(used in) financing activities	14,525	(4,052)
Net change in cash and cash equivalents	3,474	(859)
Cash and cash equivalents at beginning of period	58,737	89,745
Cash and cash equivalents at end of period	$62,211	$88,886

Cash paid for interest	$-	$-
Cash paid for income taxes	$581	$2,090

The accompanying notes are an integral part of these financial statements.

1)           Nature of operations and basis of presentation

Organization

FutureFuel Corp. (“FutureFuel”), through its wholly-owned subsidiary, FutureFuel Chemical Company (“FutureFuel Chemical”), owns and operates a chemical production facility located on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River (the “Batesville Plant”).  FutureFuel Chemical manufactures diversified chemical products, biobased products comprised of biofuels, and biobased specialty chemical products.  FutureFuel Chemical’s operations are reported in two segments: chemicals and biofuels.

The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers.  The majority of the revenues from the chemical segment are derived from the custom manufacturing of specialty chemicals for specific customers.  Historically, the chemicals segment has relied upon two customers for a substantial amount of its revenues.

The biofuels segment was established in 2005 as an initiative of the then site management to leverage the Batesville Plant’s technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2012 audited consolidated financial statements and should be read in conjunction with the 2012 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., FutureFuel Warehouse Company, LLC., and Legacy Regional Transport, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

2)            Inventory

The carrying values of inventory were as follows as of:

	March 31, 2013	December 31, 2012
At average cost (approximates current cost)
Finished goods	$23,052	$15,803
Work in process	1,127	1,304
Raw materials and supplies	58,961	37,086
	83,140	54,193
LIFO reserve	(12,438)	(12,201)
Total inventory	$70,702	$41,992

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  While management believes these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $1,339 and a loss of $3,406 for the three months ended March 31, 2013 and 2012, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2013		December 31, 2012
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(200)	$(1,360)	(150)	$(726)
Regulated fixed price future commitments, included in other current assets	(260)	$(527)	(50)	$(221)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,457 and $1,853 at March 31, 2013 and December 31, 2012, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

4)           Marketable securities

At March 31, 2013 and December 31, 2012, FutureFuel had investments in certain preferred stock, trust preferred securities, auction rate securities, and other equity instruments.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	March 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,104	$10,615	$(70)	$56,649
Preferred stock	20,418	1,786	-	22,204
Trust preferred securities	15,734	615	-	16,349
Auction rate securities	1,150	-	-	1,150
Total	$83,406	$13,016	$(70)	$96,352

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,842	$4,307	$(1,550)	$49,599
Preferred stock	20,418	1,068	-	21,486
Trust preferred securities	15,143	402	(12)	15,533
Auction rate securities	1,150	-	-	1,150
Total	$83,553	$5,777	$(1,562)	$87,768

The aggregate fair value of instruments with unrealized losses totaled $1,892 and $22,818 at March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, FutureFuel had a total of $0 and $1,915 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2013	December 31, 2012
Accrued employee liabilities	$2,880	$2,073
Accrued property, use, and franchise taxes	1,552	1,472
Other	127	48
Total	$4,559	$3,593

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

As of March 31, 2013 and December 31, 2012 borrowings under this credit agreement totaled $0 and $0, respectively.

7)           Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended March 31,
	2013	2012
Provision for income taxes	$6,106	$4,866
Effective tax rate	30.3%	40.6%

The effective tax rate for the three months ended March 31, 2013 reflects FutureFuel’s expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the three months ended March 31, 2013 as a discrete item.  As a result of this treatment, FutureFuel’s effective tax rate for the three months ended March 31, 2013 is abnormally low and is not expected to continue at this rate for the remainder of 2013.

The effective tax rate for the three months ended March 31, 2012 reflected FutureFuel’s expected tax rate on reported operating earnings before income tax and included the impact of the elimination of the agri-biodiesel production credit for 2012 and of the change of the valuation allowance associated with certain deferred tax assets.  FutureFuel had determined that it did not believe that it had a more likely than not probability of realizing a portion of its deferred tax assets at March 31, 2012.  As such, it recorded a valuation allowance of $384.  No such valuation allowance was recorded at March 31, 2013.

Unrecognized tax benefits totaled $0 and $0 at March 31, 2013 and December 31, 2012, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At March 31, 2013 and December 31, 2012, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2013	2012
Net income available to common stockholders	$14,050	$7,113

Weighted average number of common shares outstanding	42,928,109	41,314,859
Effect of stock options	21,745	178,276
Weighted average diluted number of common shares outstanding	42,949,854	41,493,135

Basic earnings per share	$0.33	$0.17
Diluted earnings per share	$0.33	$0.17

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2012 as they were anti-dilutive. The weighted average number of options excluded on this basis was 120,000. No options to purchase shares of FutureFuel’s common stock were excluded for the computation of diluted earnings per share for the three months ended March 31, 2013.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel.  Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks.  Results of the biofuels business segment also reflect the sale of biodiesel blends, RINs, biodiesel production byproducts and the purchase and sale of other petroleum products.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2013	$87,978	$4,187	$92,165
March 31, 2012	$81,144	$4,583	$85,727

For the three months ended March 31, 2013 and 2012, revenues from Mexico accounted for 3% and 5%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2013 and 2012 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended March 31,
	2013	2012
Revenues
Chemicals	$40,136	$38,409
Biofuels	52,029	47,318
Revenues	$92,165	$85,727

Segment gross profit
Chemicals	$13,066	$11,669
Biofuels	8,315	1,132
Segment gross margins	21,381	12,801
Corporate expenses	(2,431)	(2,218)
Income before interest and taxes	18,950	10,583
Interest and other income	1,212	1,454
Interest and other expense	(6)	(58)
Provision for income taxes	(6,106)	(4,866)
Net income	$14,050	$7,113

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2013 and December 31, 2012.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(1,887)	$(1,887)	$-	$-
Preferred stock, trust preferred securities, auction rate securities, and other equity instruments	$96,352	$96,352	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(947)	$(947)	$-	$-
Preferred stock, trust preferred securities, auction rate securities, and other equity instruments	$87,768	$87,768	$-	$-

11)         Reclassifications from accumulated other comprehensive income

The following table summarizes changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2013:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities (net of tax)
Balance at December 31, 2012	$2,597
Other comprehensive income before reclassifications	5,435
Amounts reclassified from accumulated other comprehensive income	(56)
Net current-period other comprehensive income	5,379
Balance at March 31, 2013	$7,976

The following table summarizes amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2013:

Reclassifications from Accumulated Other Comprehensive Income
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized gains/(losses) on available-for-sale securities	$(92)	Gain on marketable securities
Total before tax	(92)
Tax benefit	36
Total reclassifications	$(56)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

12)          Legal matters

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

13)         Related party transactions

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder.  Revenues, expenses, prepaid amounts, and unpaid amounts related to these transactions are captured in the accompanying consolidated financial statements as related party line items.

Related party revenues are the result of sales of biodiesel, petrodiesel, blends, other petroleum products and other similar or related products to these related parties.

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services, and income tax and consulting services by FutureFuel from these related parties.

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

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2013 and 2012 are set forth in the following chart.

(Dollars in thousands)

	March 31, 2013	March 31, 2012
Net cash (used in)/provided by operating activities	$(7,335)	$13,983
Net cash used in investing activities	$(3,716)	$(10,790)
Net cash provided by/(used in) financing activities	$14,525	$(4,052)

Operating Activities

Cash from operating activities decreased from $13,983,000 of cash provided by operating activities in the first three months of 2012 to a net $7,335,000 of cash used in operating activities in the first three months of 2013.  This decrease was primarily attributable to an increase in our accounts receivable, including accounts receivable from related parties, and an increase in inventory balances.  In the first three months of 2012, accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $13,560,000.  In the first three months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $9,606,000.  The increase in accounts receivable balances in 2013 was primarily related to the timing and amount of sales made on a common carrier pipeline.  In the first three months of 2012, changes in inventory carrying values decreased cash provided from operating activities by $10,513,000.  In the first three months of 2013, changes in inventory carrying values decreased cash from operating activities by $28,710,000.  The increase in inventory carrying value in the first three months of 2013 is primarily due to increased purchases of biodiesel feedstock and from the timing and amount of purchases made on a common carrier pipeline.  Partially offsetting these decreases to cash from operating activities is an increase in accounts payable, including accounts payable to related parties, an increase in our net income, and an increase in income taxes payable.  In the first three months of 2012, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $82,000.  In the first three months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $9,191,000.  This increase is primarily due to the timing and amount of payments to venders and suppliers.  Net income in the first three months of 2012 totaled $7,113,000, while in the first three months of 2013 net income totaled $14,050,000.  See the below discussion for the reasons for this change in net income for the periods presented.  Changes in our income taxes payable increased cash provided by operating activities by $3,198,000 in the first three months of 2012.  Such changes increased cash from operating activities by $4,288,000 in the first three months of 2013.  This difference is due to the timing and amount of estimated income tax payments made.

Investing Activities

Cash used in investing activities decreased from $10,790,000 in the first three months of 2012 to $3,716,000 in the first three months of 2013.  This decrease was primarily the result of a reduction in the net purchases of marketable securities in the first three months of 2013 compared to the first three months of 2012.  Such net purchases totaled $9,758,000 in the first three months of 2012 and totaled $207,000 of net sales in the first three months of 2013.  Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

 (Dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Cash paid for capital expenditures	$2,318	$2,113
Cash received as reimbursement of capital expenditures	(1,057)	(157)
Cash paid, net of reimbursement, for capital expenditures	$1,261	$1,956

Financing Activities

Cash from financing activities increased from $4,052,000 of cash used in financing activities for the first three months of 2012 to $14,525,000 of cash provided by financing activities in the first three months of 2013.  This change is primarily the result of an increase in proceeds from the issuance of stock.  In the first three months of 2012 no shares of FutureFuel common stock were sold under its at-the-market offering.  In the first three months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds.

On February 6, 2013, FutureFuel announced the completion of the sale of shares under the at-the-market offering.  FutureFuel sold an aggregate 3,000,000 shares in open market trading for aggregate gross proceeds of $37,247,000, resulting in net proceeds of $36,127,000 after deducting commissions and fees.

Credit Facility

We entered into a $50 million credit agreement with a commercial bank in March 2007.  The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2013.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be less than 3:1.  We had no borrowings under this credit agreement at March 31, 2013 or December 31, 2012.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2013, we paid a regular cash dividend in the amount of $0.11 per share on our common stock.  The regular cash dividend amounted to $4,767,000.

In the first quarter of 2012, we paid a regular cash dividend in the amount of $0.10 per share on our common stock.  The regular cash dividend amounted to $4,132,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital.  Some of this excess working capital has been paid out as special and regular cash dividends.  Additional, regular cash dividends will be paid in 2013, as previously reported.  Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions.  In the first quarter of 2013 and 2012, we also had investments in certain preferred stock, trust preferred securities, auction rate securities, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, auction rate, and other equity instruments totaled $96,352,000 and $87,768,000 at March 31, 2013 and December 31, 2012, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate (or NOBS), a bleach activator manufactured for The Procter & Gamble Company for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymer, photographic and imaging chemicals, and an intermediate anode powder).

Revenues generated from the bleach activator are based on a supply agreement with the customer.  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa.  On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.  Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  Revenue from the bleach activator for the three months ended March 31, 2013 increased by 1% from revenues for the three months ended March 31, 2012.  Annual sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

We (and our predecessor at our Batesville plant) have been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1993.  However, in recent years, these products have faced generic competition, from other suppliers to our customer, from others who compete with our customer for the sale of herbicides, and from other agricultural chemicals present in the market place.  In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts.  Sales volumes of these products have declined.  Being of the opinion that the current contracts do not adequately provide a framework to support our mutual efforts, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  We anticipate that we will continue to do business with our customer after those dates provided we can reach mutually acceptable terms.  No assurances can be given, however, that such mutually acceptable terms will be reached.

The bleach activator and proprietary herbicide customers represented approximately 22% of our revenues for the three months ended March 31, 2013.  We believe that the loss of these two companies as customers would have a material adverse effect on us.

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

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base.  The major product line in the performance chemicals group is SSIPA/LiSIPA, polymer modifiers that improve the properties of nylon fiber.  This group of products also includes sulfonated monomers, specialty solvents, polymer additives, and chemical intermediates.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  We have the capability to process multiple types of vegetable oils and animal fats.  We can receive feedstock by rail or truck, and have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high free fatty acids.  Annual capacity is in excess of 45 million gallons of biodiesel per year.

There currently is uncertainty as to whether we will produce biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates and tax credits, including the $1.00 per gallon biodiesel blenders credit set to expire at December 31, 2013.  See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and with no biodiesel added.  Petrodiesel and biodiesel blends are available to customers at our Batesville plant, at leased storage facilities, and through a network of remotely operated tanks.  In addition, we deliver blended product to a small group of customers within our region.  We also sell refined petroleum products on common carrier pipelines in part to maintain our status as a shipper on the pipeline.

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

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Dollar Change	% Change
Revenues	$92,165	$85,727	$6,438	7.5%
Income from operations	$18,950	$10,583	$8,367	79.1%
Net income	$14,050	$7,113	$6,937	97.5%
Earnings per common share - basic	$0.33	$0.17	$0.16	94.1%
Earnings per common share – diluted	$0.33	$0.17	$0.16	94.1%
Capital expenditures (net of reimbursements)	$1,261	$1,956	$(695)	(35.5%)
Adjusted EBITDA	$17,734	$16,584	$1,150	6.9%

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity.  Adjusted EBITDA is a non-GAAP financial measure.  Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity.  Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, other non-operating income or expenses, and, in 2013, the impact from the retroactive reinstatement of the 2012 $1.00 biodiesel blenders tax credit.  Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business.  Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Adjusted EBITDA	$17,734	$16,584
Depreciation	(2,658)	(2,584)
Retroactive reinstatement of 2012 $1.00 blenders tax credit recognized in 2013	2,535	-
Interest and dividend income	1,153	1,140
Interest expense	(6)	(6)
Loss on disposal of property and equipment	-	(63)
Gains/(losses) on derivative instruments	1,339	(3,406)
Other income/(expense), net	59	314
Income tax expense	(6,106)	(4,866)
Net income	$14,050	$7,113

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Adjusted EBITDA	$17,734	$16,584
Benefit for deferred income taxes	(982)	(161)
Impairment of fixed assets	382	-
Retroactive reinstatement of 2012 $1.00 blenders tax credit recognized in 2013	2,535	-
Interest and dividend income	1,153	1,140
Income tax expense	(6,106)	(4,866)
Gains/(losses) on derivative instruments	1,339	(3,406)
Change in fair value of derivative instruments	941	(1,266)
Changes in operating assets and liabilities, net	(24,331)	5,958
Net cash (used in)/provided by operating activities	$(7,335)	$13,983

Revenues

Revenues for the three months ended March 31, 2013 were $92,165,000 as compared to revenues for the three months ended March 31, 2012 of $85,727,000, an increase of 8%.  Revenues from biofuels were up 10% and accounted for 56% of total revenues in the first quarter of 2013 as compared to 55% in the first quarter of 2012.  Revenues from chemicals increased 4% and accounted for 44% of total revenues in the first quarter of 2013 as compared to 45% in the first quarter of 2012.  Within the chemicals segment, revenues for the three months ended March 31, 2013 changed as follows compared to the three months ended March 31, 2012: (i) revenues from the proprietary herbicide and intermediates increased 16%; (ii) revenues from the industrial intermediate utilized in the antimicrobial industry increased 20%; (iii) revenues from other custom chemicals increased 10%; (iv) revenues from CPOs increased 9%; (v) revenues from DIPB decreased 14%; and (vi) revenues from other performance chemicals decreased 11%.  Revenues from the first three months of 2013 from the bleach activator were consistent with those of the first three months of 2012.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 22% of total revenues for both the three months ended March 31, 2013 and March 31, 2012.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  We are unable to predict with any certainty the revenues we will receive from this product in the future.  With respect to the proprietary herbicide and intermediates, the increase in revenue for the three months March 31, 2013 as compared to the three months ended March 31, 2012 was equally attributable to increased sales price and change in product mix.  See the discussion above as to the future business with the proprietary herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 6% during the first quarter of 2013 compared to the first quarter of 2012.  The combined decreased revenues from these two products were attributable to decreased sales volumes of DIPB.

Revenues from other custom chemical products increased 10% in the first quarter of 2013 as compared to the first quarter of 2012.  The increase was due to increased sales during the first three months of 2013 of two new products we began manufacturing in the fourth quarter of 2012.

Revenues from proprietary chemicals decreased 11% for the first quarter of 2013 as compared to the first quarter of 2012 and accounted for approximately 3% of total revenues for the three months ended March 31, 2013.  The decrease was due to decreased sales of two products we campaign for customers.

Revenues from biofuels increased 10% from $47,318,000 in the three months ended March 31, 2012 to $52,029,000 in the three months ended March 31, 2013.  We have experienced an increase in demand for our biodiesel as a result of the reinstatement of the blenders credit and sales quantities in the first quarter of 2013 increased compared to the first quarter of 2012.  The reinstatement of the $1.00 per gallon federal blender’s credit in January 2013 along with the continued government mandated renewable fuel standard for biodiesel combined to improve the demand for biodiesel in the United States in 2013.  A substantial portion of our biodiesel sold in the three months ended March 31, 2013 and 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized.  We continue to develop our regional fuel business.  Revenues from biofuels have also been benefited by our sales of refined petroleum products as a supplier on a common carrier pipeline.  Such sales totaled $9,218,000 and $8,881,000 in the first three months of 2013 and 2012, respectively.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first quarter of 2013 were $70,784,000 as compared to $72,926,000 for the first quarter of 2012, a decrease of 3%, which compares to an 8% increase in revenues for the period.

Cost of goods sold and distribution for the three months ended March 31, 2013 for our chemicals segment totaled $27,070,000 as compared to $26,740,000 for the three months ended March 31, 2012.  On a percentage basis, total cost of goods sold and distribution increased approximately 1% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This compares against a 4% increase in chemical segment revenue for that period.  This difference was largely a result of sales price adjustments, production process improvements, and reductions in our operating costs due to an ongoing effort to minimize such expenditures.

Cost of goods sold and distribution for the first quarter of 2013 in our biofuels segment were $43,714,000 as compared to $46,186,000 for the first quarter of 2012.  On a percentage basis, cost of goods sold and distribution decreased 5% versus an increase of 10% in revenues.  This difference resulted from a combination of the following: (i) hedging gains in the first quarter of 2013 totaled $1,339 as compared to a loss of $3,406 in the first quarter of 2012; (ii) the recognition in the first quarter of 2013 of the retroactive reinstatement of the 2012 $1.00 per gallon biodiesel blenders tax credit totaling $2,535 (recorded as a reduction of cost of goods sold and distribution expense); and (iii) improved market conditions for biodiesel, largely as a result of the presence of the $1.00 per gallon biodiesel blenders tax credit, in the first quarter of 2013 as compared to the first quarter of 2012, when the tax credit was not available.  Partially offsetting these items was $382 in impairment of fixed asset charges incurred in the first three months of 2013 related to our granary.  No such expenditures were incurred in the first three months of 2012.  At March 31, 2013 we maintained minimal inventory of RINs, or renewable identification numbers.

Operating Expenses

Operating expenses increased 10% from $2,218,000 in the first quarter of 2012 to $2,431,000 in the first quarter of 2013.  This increase was attributable to increased compensation expenditures and increased research and development expenditures.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2013 reflects our expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the three months ended March 31, 2013 as a discrete item.  As a result of this treatment, our effective tax rate for the three months ended March 31, 2013 is abnormally low and is not expected to continue at this rate for the remainder of 2013.

The effective tax rate for the three months ended March 31, 2012 reflected our expected tax rate on reported operating earnings before income tax and included the impact of the elimination of the agri-biodiesel production credit for 2012 and of the change of the valuation allowance associated with certain deferred tax assets.  We had determined that we did not believe that we had a more likely than not probability of realizing a portion of our deferred tax assets at March 31, 2012.  As such, we recorded a valuation allowance of $384,000.  No such valuation allowance was recorded at March 31, 2013.

Net Income

Net income increased from $7,113,000 for the three months ended March 31, 2012 to $14,050,000 for the three months ended March 31, 2013.  This increase was the net result of several factors including improved market conditions in the biodiesel industry, profits realized from production process improvements in the chemicals segment, and new chemical products added to our chemical portfolio.  Additionally, however, net income in the first quarter of 2013 was significantly benefited by certain non-recurring or unpredictable items.  These items include the impact of the retroactive reinstatements of the $1.00 biodiesel blenders credit and the agri-biodiesel production credit for 2012.  The retroactive reinstatement of the $1.00 biodiesel blenders credit for 2012 increased first quarter 2013 net income by $2,535 on a pretax basis, $1,541 on an after-tax basis.  The retroactive reinstatement of the agri-biodiesel production credit for 2012 benefited net income in the first three months of 2013 by $912 on an after-tax basis.  While both of these items pertained to 2012 activity, their benefit was not recorded as a component of our net income until 2013 as the law granting these benefits was not enacted until the first quarter 2013.  The benefit realized in the first quarter of 2013 from the retroactive reinstatement of these two items for 2012 is not expected to recur.  Both the $1.00 biodiesel blenders credit and agri-biodiesel production credits are set to expire at December 31, 2013.

Further benefiting net income in the first quarter of 2013 were net realized and unrealized gains on derivative instruments.  Such net gains increased net income by $1,339 in the first three months of 2013 on a pretax basis, $825 on an after-tax basis.  In the first three months of 2012, net income was reduced by $3,406 on a pretax basis, $2,098 on an after-tax basis, as a result of net realized and unrealized losses on derivative instruments.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.  Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first three months of 2012 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $11,933,000 and $9,860,000 for the three months ended March 31, 2013 and 2012, respectively.

           Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2013 and December 31, 2012.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2013 or December 31, 2012 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Other Matters

Organizational Changes

We are pleased to announce that effective June 1, 2013, Rose M. Sparks will become our chief financial officer, in addition to being our principal accounting officer.  She will also become chief financial officer and treasurer of FutureFuel Chemical, replacing Christopher Schmitt.  Ms. Sparks has served as our controller since we acquired FutureFuel Chemical in 2006, has over twenty years of experience at the Batesville facility, and is a licensed certified public accountant.  In her capacity as controller, Ms. Sparks has worked closely with members of our upper management in all aspects of financial reporting.  Effective June 1, 2013, Mr. Schmitt will leave the company and assume new responsibilities with Apex  Oil Company, Inc., an affiliated company of our Chairman.

Additionally, David Baker, Sr. Vice President Operations Support of FutureFuel Chemical, will be retiring from the company effective June 1, 2013.  Mr. Baker has served our company since its acquisition, and before that Eastman Chemical Company, in various capacities for over forty years.  We would like to express our sincere gratitude to Mr. Baker for his years of dedicated service to our company, his utmost professionalism, and for his numerous contributions to our success as a company.

Legal Matters

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition.  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2013 or 2012.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.  As of March 31, 2013 and December 31, 2012, the fair values of our derivative instruments were a net liability in the amount of $1,887,000 and $947,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2013.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	70,356	LB	10%	$2,645	12.4%
Petrofuels	3,223	GAL	10%	$1,024	4.8%
Methanol	30,244	LB	10%	$595	2.8%

(a)
Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2013.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2013 or December 31, 2012 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2013 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting during our last fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to, nor is any of our property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to our business.  However, from time to time, we may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which we expect to be handled and defended in the ordinary course of business.  While we are unable to predict the outcome of any matters currently pending, we do not believe that the ultimate resolution of any such pending matters will have a material adverse effect on our overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in future periods.  Please see the discussion  above under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Matters for additional discussion on our legal matters.

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2012 filed with the SEC on March 18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly
Paul A. Novelly, Chairman and Chief Executive Officer
Date: May 7, 2013

By:	/s/ Rose M. Sparks
Rose M. Sparks, Principal Financial Officer
Date: May 7, 2013