Form 10-Q
period 2013-06-30
FutureFuel Corp.
filed 2013-08-08
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013 OR
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

Large accelerated filer	Accelerated filer √
Non-accelerated filer (do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2013: 43,334,441

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2013, our audited consolidated balance sheet as at December 31, 2012, our unaudited consolidated statements of operations and comprehensive income for the three- and six-month periods ended June 30, 2013 and June 30, 2012, and our consolidated statements of cash flows for the six-month periods ended June 30, 2013 and June 30, 2012.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2013 and December 31, 2012

(Dollars in thousands)

	(Unaudited) June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$87,145	$58,737
Accounts receivable, net of allowances of $0 and $0 at June 30, 2013 and December 31, 2012, respectively	24,626	22,782
Accounts receivable – related parties	4,399	-
Inventory	50,626	41,992
Prepaid expenses	898	1,595
Prepaid expenses – related parties	32	32
Marketable securities	98,566	87,768
Other current assets	2,908	1,030
Total current assets	269,200	213,936
Property, plant and equipment, net	138,831	138,865
Other assets	2,516	2,436
Total noncurrent assets	141,347	141,301
Total Assets	$410,547	$355,237

Liabilities and Stockholders’ Equity
Accounts payable	$18,041	$12,589
Accounts payable – related parties	3,450	3,887
Income taxes payable	2,376	620
Current deferred income tax liability	8,631	6,953
Deferred revenue – short-term	6,181	6,071
Contingent liability – short-term	2,521	2,521
Accrued expenses and other current liabilities	6,507	3,593
Accrued expenses and other current liabilities – related parties	100	-
Total current liabilities	47,807	36,234
Deferred revenue – long-term	26,129	27,684
Other noncurrent liabilities	960	948
Noncurrent deferred income tax liability	29,810	30,037
Total noncurrent liabilities	56,899	58,669
Total liabilities	104,706	94,903
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,334,441 and 41,739,569 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	4	4
Accumulated other comprehensive income	6,140	2,597
Additional paid in capital	276,333	257,041
Retained earnings	23,364	692
Total stockholders’ equity	305,841	260,334
Total Liabilities and Stockholders’ Equity	$410,547	$355,237

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2013	2012
Revenues	$104,031	$97,609
Revenues – related parties	2,032	5,628
Cost of goods sold	75,492	86,466
Cost of goods sold – related parties	1,725	752
Distribution	1,107	1,476
Distribution – related parties	113	143
Gross profit	27,626	14,400
Selling, general, and administrative expenses
Compensation expense, (inclusive of $259 of stock based compensation for the three months ended 2012)	1,015	1,065
Other expense	762	848
Related party expense	83	86
Research and development expenses	791	829
	2,651	2,828
Income from operations	24,975	11,572
Interest and dividend income	1,689	1,147
Interest expense	(6)	(9)
Gain/(loss) on marketable securities	2,030	(116)
Other (expense) / income	(34)	96
	3,679	1,118
Income before income taxes	28,654	12,690
Provision for income taxes	10,498	4,217
Net income	$18,156	$8,473

Earnings per common share
Basic	$0.42	$0.21
Diluted	$0.42	$0.20
Weighted average shares outstanding
Basic	43,334,441	41,319,057
Diluted	43,361,555	41,462,594

Comprehensive Income
Net income	$18,156	$8,473
Other comprehensive loss from unrealized net losses on available-for-sale securities, net of tax of $(1,143) in 2013 and of $(730) in 2012	(1,836)	(1,173)
Comprehensive income	$16,320	$7,300

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Revenues	$194,802	$182,446
Revenues – related parties	3,426	6,518
Cost of goods sold	134,789	157,422
Cost of goods sold – related parties	12,345	1,738
Distribution	1,858	2,340
Distribution – related parties	229	263
Gross profit	49,007	27,201
Selling, general, and administrative expenses
Compensation expense (inclusive of $259 of stock based compensation for the six months ended June 30, 2012)	1,941	1,814
Other expense	1,268	1,439
Related party expense	166	121
Research and development expenses	1,707	1,672
	5,082	5,046
Income from operations	43,925	22,155
Interest income	2,842	2,287
Interest expense	(12)	(15)
Gains on marketable securities	2,089	198
Other (expense) income	(34)	44
	4,885	2,514
Income before income taxes	48,810	24,669
Provision for income taxes	16,604	9,083
Net income	$32,206	$15,586

Earnings per common share
Basic	$0.75	$0.38
Diluted	$0.75	$0.38
Weighted average shares outstanding
Basic	43,132,398	41,316,958
Diluted	43,156,827	41,477,864

Comprehensive Income
Net income	$32,206	$15,586
Other comprehensive income/(loss) from unrealized gains/(losses) on available for sale securities, net of tax of $2,210 in 2013 and $(29) in 2012	3,543	(47)
Comprehensive income	$35,749	$15,539

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows provided by operating activities
Net income	$32,206	$15,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,384	5,178
Provision for (benefit from) deferred income taxes	(759)	(1,495)
Change in fair value of derivative instruments	723	745
Gain on the sale of investments	(2,089)	(198)
Impairment of fixed assets	382	-
Loss on disposals of fixed assets	-	107
Stock based compensation	-	259
Noncash interest expense	12	12
Changes in operating assets and liabilities:
Accounts receivable	(1,844)	9,103
Accounts receivable – related parties	(4,399)	3
Inventory	(8,634)	14,082
Prepaid expenses	697	579
Accrued interest on marketable securities	(200)	-
Other assets	(291)	(3)
Accounts payable	5,452	(735)
Accounts payable – related parties	(437)	(2,677)
Income taxes payable	1,756	723
Accrued expenses and other current liabilities	2,914	2,047
Accrued expenses and other current liabilities – related parties	100	(26)
Deferred revenue	(1,445)	100
Net cash provided by operating activities	29,528	43,390
Cash flows from investing activities
Collateralization of derivative instruments	(2,189)	1,606
Purchase of marketable securities	(21,291)	(24,892)
Proceeds from the sale of marketable securities	18,335	14,371
Proceeds from the sale of fixed assets	-	63
Capital expenditures	(5,733)	(4,068)
Net cash used in investing activities	(10,878)	(12,920)
Cash flows from financing activities
Proceeds from the issuance of stock	19,292	72
Excess tax benefits associated with stock options	-	8
Payment of dividends	(9,534)	(8,264)
Net cash provided by/(used in) financing activities	9,758	(8,184)
Net change in cash and cash equivalents	28,408	22,286
Cash and cash equivalents at beginning of period	58,737	89,745
Cash and cash equivalents at end of period	$87,145	$112,031

Cash paid for interest	$-	$2
Cash paid for income taxes	$13,387	$9,847

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., FutureFuel Warehouse Company, L.L.C., and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

2)            Inventory

The carrying values of inventory were as follows as of:

	June 30, 2013	December 31, 2012
At average cost (approximates current cost)
Finished goods	$24,346	$15,803
Work in process	1,320	1,304
Raw materials and supplies	38,545	37,086
	64,211	54,193
LIFO reserve	(13,585)	(12,201)
Total inventory	$50,626	$41,992

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and in addition to the realized gain/losses on settled derivative transactions amounted to a gain of $2,327 and $8,625 for the three months ended June 30, 2013 and 2012, respectively and a gain of $3,666 and $5,219 for the six months ended June 30, 2013 and 2012, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2013		December 31, 2012
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(300)	$(1,457)	(150)	$(726)
Regulated fixed price future commitments, included in other current assets	(200)	$(213)	(50)	$(221)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,042 and $1,853 at June 30, 2013 and December 31, 2012, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)            Marketable securities

At June 30, 2013 and December 31, 2012, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments. Additionally, at December 31, 2012, FutureFuel had investments in certain auction rate securities. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. These securities were comprised of the following at:

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	June 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$50,097	$9,355	$(731)	$58,721
Preferred stock	22,769	987	-	23,756
Trust preferred securities	15,726	447	(84)	16,089
Total	$88,592	$10,789	$(815)	$98,566

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,842	$4,307	$(1,550)	$49,599
Preferred stock	20,418	1,068	-	21,486
Trust preferred securities	15,143	402	(12)	15,533
Auction rate securities	1,150	-	-	1,150
Total	$83,553	$5,777	$(1,562)	$87,768

The aggregate fair value of instruments with unrealized losses totaled $13,477 and $22,818 at June 30, 2013 and December 31, 2012, respectively. As of December 31, 2012, FutureFuel had a total of $1,915 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period. At June 30, 2013, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5)            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2013	December 31, 2012
Accrued employee liabilities	$5,122	$2,073
Accrued property, use, motor fuel and franchise taxes	1,005	1,472
Other	480	48
Total	$6,607	$3,593

6)            Borrowings

Effective June 30, 2013, FutureFuel Chemical extended the term of its $50 million credit agreement with a commercial bank. The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts plus 60% of eligible direct inventory plus 50% of eligible indirect inventory. Advances are secured by a perfected first priority security interest in accounts receivable and inventory. The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
> 2 < 3	-0.70%	1.50%
> 1 < 2	-1.00%	1.25%
< 1	-1.00%	1.00%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

There is an unused commitment fee of 0.25% per annum. On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges may not be less than 3:1. FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

As of June 30, 2013 and December 31, 2012, borrowings under this credit agreement totaled $0 and $0, respectively.

7)             Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Provision for income taxes	$10,498	$4,217	$16,604	$9,083
Effective tax rate	36.6%	33.2%	34.0%	36.8%

The effective tax rate for the three and six months ended June 30, 2013 reflects FutureFuel’s expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, FutureFuel’s effective tax rate for the six months ended June 30, 2013 is lower than it otherwise would be and is not expected to continue at this rate for the remainder of 2013.

The effective tax rate for the three months ended June 30, 2012 reflected FutureFuel’s expected tax rate on reported operating earnings before income tax and included the impact of the change of the valuation allowance associated with certain deferred tax assets. FutureFuel had determined that it did not believe that it had a more likely than not probability of realizing a portion of its deferred tax assets at March 31, 2012. As such, it recorded a valuation allowance of $384 at that date. This valuation allowance was removed in the three months ended June 30, 2012 when FutureFuel determined it had a more likely than not probability of realizing the benefit on the associated deferred tax asset.

Unrecognized tax benefits totaled $0 and $0 at June 30, 2013 and December 31, 2012, respectively.

FutureFuel records interest and penalties net as a component of income tax expense. At June 30, 2013 and December 31, 2012, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)             Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Net income available to common stockholders	$18,156	$8,473	$32,206	$15,586

Weighted average number of common shares outstanding	43,334,441	41,319,057	43,132,398	41,316,958
Effect of stock options	27,114	143,537	24,429	160,906
Weighted average diluted number of common shares outstanding	43,361,555	41,462,594	43,156,827	41,477,864

Basic earnings per share	$0.42	$0.21	$0.75	$0.38
Diluted earnings per share	$0.42	$0.20	$0.75	$0.38

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2012 as they were anti-dilutive. The weighted average number of options excluded on this basis for the three and six months ended June 30, 2012 was 240,000 and 180,000, respectively. No options to purchase shares of FutureFuel’s common stock were excluded for the computation of diluted earnings per share for the three and six months ended June 30, 2013.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2013	$102,901	$3,162	$106,063
June 30, 2012	$100,262	$2,975	$103,237

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2013	$190,879	$7,349	$198,228
June 30, 2012	$181,406	$7,558	$188,964

For the three months ended June 30, 2013 and 2012, revenues from Mexico accounted for 3% of total revenues. For the six months ended June 30, 2013 and 2012, revenues from Mexico accounted for 3% and 4%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three and six months ended June 30, 2013 and 2012 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenues
Chemicals	$42,026	$40,893	$82,162	$79,302
Biofuels	64,037	62,344	116,066	109,662
Revenues	$106,063	$103,237	$198,228	$188,964

Segment gross profit
Chemicals	$14,784	$11,249	$27,850	$22,918
Biofuels	12,842	3,151	21,157	4,283
Segment gross margins	27,626	14,400	49,007	27,201
Corporate expenses	(2,651)	(2,828)	(5,082)	(5,046)
Income before interest and taxes	24,975	11,572	43,925	22,155
Interest and other income	3,719	1,243	4,931	2,529
Interest and other expense	(40)	(125)	(46)	(15)
Provision for income taxes	(10,498)	(4,217)	(16,604)	(9,083)
Net income	$18,156	$8,473	$32,206	$15,586

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2013 and December 31, 2012.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(1,670)	$(1,670)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$98,566	$98,566	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(947)	$(947)	$-	$-
Preferred stock, trust preferred securities, auction rate securities, and other equity instruments	$87,768	$87,768	$-	$-

11)     Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the three months ended June 30, 2013 (net of tax)
Balance at March 31, 2013	$7,976
Other comprehensive loss before reclassifications	(2,538)
Amounts reclassified from accumulated other comprehensive income	702
Net current-period other comprehensive loss - three months ended June 30, 2013	(1,836)
Balance at June 30, 2013	$6,140

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the six months ended June 30, 2013 (net of tax)
Balance at December 31, 2012	$2,597
Other comprehensive income before reclassifications	2,897
Amounts reclassified from accumulated other comprehensive income	646
Net current-period other comprehensive loss - six months ended June 30, 2013	3,543
Balance at June 30, 2013	$6,140

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the three and six months ended June 30, 2013:

Reclassifications from Accumulated Other Comprehensive Income
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$1,140	$1,049	Gain on marketable securities
Total before tax	1,140	1,049
Tax expense	(438)	(403)
Total reclassifications	$702	$646

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

14)         Subsequent event

On July 29, 2013, FutureFuel received notice from its customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel does not expect additional material to be produced or sold in 2013 or 2014 under that agreement. Termination of this sales contract also may affect the terms of the grant received by FutureFuel from the U.S. Department of Energy related to construction of the equipment utilized to produce the intermediate anode powder. While FutureFuel is unable to predict or estimate the impact of this notice from its customer at this time, FutureFuel does not presently believe that the ultimate resolution of this matter will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2013 and 2012 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2013	June 30, 2012
Net cash provided by operating activities	$29,528	$43,390
Net cash used in investing activities	$(10,878)	$(12,920)
Net cash provided by/(used in) financing activities	$9,758	$(8,184)

Operating Activities

Cash from operating activities decreased from $43,390,000 of cash provided by operating activities in the first six months of 2012 to $29,528,000 of cash provided in operating activities in the first six months of 2013. This decrease was primarily attributable to an increase in our accounts receivable, including accounts receivable from related parties, and an increase in inventory balances. In the first six months of 2012, accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $9,106,000. In the first six months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $6,243,000. The increase in accounts receivable balances in 2013 was primarily related to the timing and amount of sales made on a common carrier pipeline. In the first six months of 2012, changes in inventory carrying values increased cash provided from operating activities by $14,082,000. In the first six months of 2013, changes in inventory carrying values decreased cash from operating activities by $8,634,000. The increase in inventory carrying value in the first six months of 2013 is primarily due to biodiesel feedstock inventory and from the timing and amount of purchases made on a common carrier pipeline. Offsetting these decreases to cash from operating activities is an increase in accounts payable, including accounts payable to related parties and an increase in our net income, and an increase in income taxes payable. In the first six months of 2012, changes in accounts payable, including accounts payable to related parties, decreased cash from operating activities by $3,412,000. In the first six months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $5,015,000. This increase is primarily due to the timing and amount of payments to venders and suppliers. Net income in the first six months of 2012 totaled $15,586,000, while in the first six months of 2013 net income totaled $32,206,000. See the below discussion for the reasons for this change in net income for the periods presented.

Investing Activities

Cash used in investing activities decreased from $12,920,000 in the first six months of 2012 to $10,878,000 in the first six months of 2013. This decrease was primarily the result of a decrease in the net purchases of marketable securities in the first six months of 2013 compared to the first six months of 2012. Such net purchases totaled $10,521,000 in the first six months of 2012 and totaled $2,956,000 of net purchases in the first six months of 2013. In the first six months of 2012 the cash from collateralization of derivative instruments increased $1,606,000 and in the first six months of 2013 was a net reduction of $2,189,000. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash paid for capital expenditures	$5,733	$4,068
Cash received as reimbursement of capital expenditures	(2,127)	(289)
Cash paid, net of reimbursement, for capital expenditures	$3,606	$3,779

Financing Activities

Cash from financing activities increased from a use of cash of $8,184,000 for the first six months of 2012 to $9,758,000 of cash from financing activities in the first six months of 2013. This change is primarily the result of proceeds from the issuance of stock during 2013. In the first six months of 2012 no shares of FutureFuel common stock were sold under its at-the-market offering. In the first six months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds.

On February 6, 2013, FutureFuel announced the completion of the sale of shares under the at-the-market offering. FutureFuel sold an aggregate 3,000,000 shares in open market trading for aggregate gross proceeds of $37,247,000, resulting in net proceeds of $36,127,000 after deducting commissions and fees.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be less than 3:1. We had no borrowings under this credit agreement at June 30, 2013 or December 31, 2012.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2013, we paid a regular cash dividend in the amount of $0.11 per share on our common stock, per quarter. The regular cash dividend amounted to $4,767,000 in the first quarter of 2013 and $4,767,000 in the second quarter of 2013, for aggregate dividend payments of $9,534,000 in the first six months of 2013.

In the first two quarters of 2012, we declared regular cash dividends in the amount of $0.10 per share on our common stock, per quarter. The regular cash dividend amounted to $4,132,000 in the first quarter of 2012 and $4,132,000 in the second quarter of 2012, for aggregate dividend payments of $8,264,000 in the first six months of 2012.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular quarterly cash dividends will be paid during the remainder of 2013, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of our excess working capital was held in cash or cash equivalents at multiple financial institutions. In the second quarter of 2013 and 2012, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments. In the second quarter of 2012 we also had investments in certain auction rate securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, auction rate, and other equity instruments totaled $98,566,000 and $87,768,000 at June 30, 2013 and December 31, 2012, respectively.

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

On July 29, 2013, we received notice from the customer for the intermediate anode powder that they were terminating the contract in accordance with its terms effective August 9, 2014. No additional material is expected to be produced or sold in 2013 or 2014 under that agreement.  We are in the process of assessing the impact of this notice on our financial statements, our agreement with our customer, and on the terms of the grant received related from the Department of Energy for the construction of the production equipment. While we are unable to predict or estimate the impact of this notice from our customer at this time, we do not presently believe that the ultimate resolution of this matter will have a material adverse effect on our overall financial condition, results of operations, or cash flows.

Revenues generated from the bleach activator are based on a supply agreement with the customer. The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa. On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer. Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. We pay for raw materials required to produce the bleach activator. The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer. Revenue from the bleach activator for the six months ended June 30, 2013 decreased by 6% from revenues for the six months ended June 30, 2012. Annual sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years. We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

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

The bleach activator and proprietary herbicide customers represented approximately 20% of our revenues for the six months ended June 30, 2013. We believe that the loss of these two companies as customers would have a material adverse effect on us.

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

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates and tax credits, including the $1.00 per gallon biodiesel blender credit set to expire at December 31, 2013. See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Dollar Change	% Change
Revenues	$106,063	$103,237	$2,826	2.7%
Income from operations	$24,975	$11,572	$13,403	115.8%
Net income	$18,156	$8,473	$9,683	114.3%
Earnings per common share - basic	$0.42	$0.21	$0.21	100.0%
Earnings per common share – diluted	$0.42	$0.20	$0.22	110.0%
Capital expenditures (net of reimbursements)	$2,345	$1,823	$522	28.6%
Adjusted EBITDA	$25,340	$5,940	$19,400	326.6%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Adjusted EBITDA	$25,340	$5,940
Depreciation	(2,726)	(2,594)
Non-cash stock-based compensation expense	-	(259)
Interest and dividend income	1,689	1,147
Interest expense	(6)	(9)
Loss on disposal of property and equipment	-	(44)
Gains on derivative instruments	2,327	8,625
Other income/(expense), net	2,030	(116)
Income tax expense	(10,498)	(4,217)
Net income	$18,156	$8,473

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure, is set forth below under Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012.

Revenues

Revenues for the three months ended June 30, 2013 were $106,063,000 as compared to revenues for the three months ended June 30, 2012 of $103,237,000, an increase of 3%. Revenues from biofuels were up 3% and accounted for 60% of total revenues in the second quarter of 2013 as compared to 60% in the second quarter of 2012. Revenues from chemicals increased 3% and accounted for 40% of total revenues in the second quarter of 2013 as compared to 40% in the second quarter of 2012. Within the chemicals segment, revenues for the three months ended June 30, 2013 changed as follows compared to the three months ended June 30, 2012: (i) revenues from the industrial intermediate utilized in the antimicrobial industry increased 92%; (ii) revenues from other custom chemicals increased 45%; (iii) revenues from other performance chemicals increased 6% (iv) revenues from DIPB decreased 3%; (v) revenues from CPOs decreased 4%; (vi) revenues from the proprietary herbicide and intermediates decreased 29%; and (vii) revenues from the bleach activator decreased 12%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 18% of total revenues for both the three months ended June 30, 2013 and June 30, 2012. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We are unable to predict with any certainty the revenues we will receive from this product in the future. With respect to the proprietary herbicide and intermediates, the decrease in revenue for the three months June 30, 2013 as compared to the three months ended June 30, 2012 was attributable to reduced sales volume which was partially offset by increased sales revenue from increased prices. See the discussion above as to the future business with the proprietary herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 4% during the second quarter of 2013 compared to the second quarter of 2012. The combined decreased revenues from these two products were attributable to slightly lower sales volumes.

Revenues from other custom chemical products increased 45% in the second quarter of 2013 as compared to the second quarter of 2012. The increase was due to increased sales during the second quarter of 2013 of two new products, one of which we began manufacturing in the fourth quarter of 2012 and the other during the first quarter of 2013.

Revenues from proprietary chemicals increased 6% for the second quarter of 2013 as compared to the second quarter of 2012 and accounted for approximately 4% of total revenues for the three months ended June 30, 2013. The increase was due to a chemical we campaigned for a customer in 2013, no such campaign existed in the three months ended June 30, 2012.

Revenues from biofuels increased 3% from $62,344,000 in the three months ended June 30, 2012 to $64,037,000 in the three months ended June 30, 2013. We have experienced increased sales quantities in the second quarter of 2013 with the reinstatement of the blenders credit in January 2013 compared to the second quarter of 2012 when the blender credit was not available. Also improving the continued demand for biodiesel in the United States for 2013 is the continued government mandated renewable fuel standard for biodiesel. A substantial portion of our biodiesel sold in the three months ended June 30, 2013 and 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized. We continue to develop our regional fuel business. Revenues from the biofuel segment have also been benefited by our sales of refined petroleum products as a supplier on a common carrier pipeline. Such sales totaled $118,000 and $0 in the second quarter of 2013 and 2012, respectively.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the second quarter of 2013 were $78,437,000 as compared to $88,837,000 for the second quarter of 2012, a decrease of 12%, which compares to a 3% increase in revenues for the period.

Cost of goods sold and distribution for the three months ended June 30, 2013 for our chemicals segment totaled $27,242,000 as compared to $29,644,000 for the three months ended June 30, 2012. On a percentage basis, total cost of goods sold and distribution decreased approximately 8% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This compares against a 3% increase in chemical segment revenue for that period. The improvement in cost of goods sold is attributed to (i) improved economies of scale on fixed resources from the addition of new chemical products and, to a greater degree, continued biodiesel production, (ii) improved margins for both the bleach activator and proprietary herbicide as our sales price has increased on the customer’s reduced sales demands, and (iii) the variation in product mix sold.

Cost of goods sold and distribution for the second quarter of 2013 in our biofuels segment were $51,195,000 as compared to $59,193,000 for the second quarter of 2012. On a percentage basis, cost of goods sold and distribution decreased 12% versus an increase of 3% in revenues. This difference resulted from (i) improved market conditions for biodiesel, largely as a result of the presence of the $1.00 per gallon biodiesel blenders tax credit, in the second quarter of 2013 as compared to the second quarter of 2012, when the tax credit was not available and, (ii) biodiesel profitability in the second quarter of 2012 was negatively impacted due to our inventory of unsold, internally generated RINs. We do not allocate production costs to internally generated RINs, and, from time to time, we enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in us maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in our results of operations until such time as the RIN sale has been completed, which may lead to variability in our reported operating results. At June 30, 2012 we had RINs available for sale which we did not have at June 30, 2013. , and (iv) improved economies of scale on fixed resources. These improvements were partially offset by reduced hedging gains in the second quarter of 2013 which totaled $2,327,000 as compared to $8,625,000 in the second quarter of 2012. At June 30, 2013 we maintained a minimal inventory of RINs, or renewable identification numbers.

Operating Expenses

Operating expenses decreased 6% from $2,828,000 in the second quarter of 2012 to $2,651,000 in the second quarter of 2013. This decrease was primarily attributable to stock-based compensation expense incurred in the second quarter of 2012 and no such expense was incurred in the second quarter of 2013.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2013 reflects our expected tax rate on reported operating earnings before income tax.

The effective tax rate for the three months ended June 30, 2012 reflected our expected tax rate on reported operating earnings before income tax and included the impact of the change of the valuation allowance associated with certain deferred tax assets. We had determined that we did not believe that we had a more likely than not probability of realizing a portion of our deferred tax assets at March 31, 2012. As such, we had recorded a valuation allowance of $384,000 at that date. This valuation allowance was removed in the three months ended June 30, 2012 when we determined we had a more likely than not probability of realizing the benefit on the associated deferred tax asset.

Net Income

Net income increased from $8,473,000 for the three months ended June 30, 2012 to $18,156,000 for the three months ended June 30, 2013. This increase was the net result of several factors including improved market conditions in the biodiesel industry, reduced net income in the comparative second quarter of 2012 due to separated RIN inventory held at June 30, 2012 which caused profits to be lower than they otherwise would have been, profits realized from the change in product mix in the chemicals segment, and new chemical products added to our chemical portfolio. As previously stated, both the $1.00 biodiesel blenders credit and agri-biodiesel production credits are set to expire at December 31, 2013.

Further impacting net income in the second quarter of 2013 were net realized and unrealized gains on derivative instruments. Such net gains increased net income by $2,327,000 in the three months ended June 30, 2013 on a pretax basis; $1,434,000 on an after-tax basis. In the three months ended June 30, 2012, net income increased $8,625,000 on a pretax basis, $5,314,000 on an after-tax basis, as a result of net realized and unrealized gains on derivative instruments. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold. Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Dollar Change	% Change
Revenues	$198,228	$188,964	$9,264	4.9%
Income from operations	$43,925	$22,155	$21,770	98.3%
Net income	$32,206	$15,586	$16,620	106.6%
Earnings per common share - basic	$0.75	$0.38	$0.37	97.4%
Earnings per common share – diluted	$0.75	$0.38	$0.37	97.4%
Capital expenditures (net of customer reimbursements and grants)	$3,606	$3,779	$(173)	(4.6% )
Adjusted EBITDA	$43,074	$22,524	$20,550	91.2%

See the discussion above regarding our use of adjusted EBITDA. The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Adjusted EBITDA	$43,074	$22,524
Depreciation and amortization	(5,384)	(5,178)
Non-cash stock-based compensation	-	(259)
Retroactive reinstatement of 2012 $1 blender credit	2,535	-
Interest and dividend income	2,842	2,287
Interest expense	(12)	(15)
Loss on disposal of property and equipment	-	(107)
Gains on derivative instruments	3,666	5,219
Other income, net	2,089	198
Income tax expense	(16,604)	(9,083)
Net income	$32,206	$15,586

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2011
Adjusted EBITDA	$43,074	$22,524
Benefit from deferred income taxes	(759)	(1,495)
Impairment of fixed assets	382	-
Retroactive reinstatement of 2012 $1.00 blenders credit	2,535	-
Interest and dividend income	2,842	2,287
Income tax expense	(16,604)	(9,083)
Gains on derivative instruments	3,666	5,219
Change in fair value of derivative instruments and marketable securities	723	745
Changes in operating assets and liabilities, net	(6,331)	23,196
Other	-	(3)
Net cash provided by operating activities	$29,528	$43,390

Revenues

Revenues for the six months ended June 30, 2013 were $198,228,000 as compared to revenues for the six months ended June 30, 2012 of $188,964,000, an increase of 5%. Revenues from biofuels increased 6% and accounted for 59% of total revenues in the first six months of 2013 as compared to 58% in the first six months of 2012. Revenues from chemicals increased 4% and accounted for 41% of total revenues in the first six months of 2013 as compared to 42% in the first six months of 2012. Within the chemicals segment, revenues for the first six months of 2013 changed as follows compared to the first six months of 2012: (i) revenues from the bleach activator decreased 6%; (ii) revenues from the proprietary herbicide and intermediates decreased 11%; (iii) revenues from DIPB decreased 10%; (iv) revenues from other custom products increased 27% and (v) revenue from the industrial intermediate utilized in the antimicrobial industry increased 47%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 20% of total revenues for the six months ended June 30, 2013 as compared to 23% of total revenues for the six months ended June 30, 2012. These products comprised a smaller percentage of our total revenues in 2013 as revenues from our biodiesel business and other custom chemical products have assumed a larger percentage of revenues coupled with decreases in the sales of the bleach activator and the proprietary herbicide and intermediates. Revenues from the bleach activator decreased 6% during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The decrease was attributable to reduced volumes sold in 2013, partially offset by increased per unit prices. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We are unable to predict with any certainty the revenues we will receive from this product in the future. With respects to the proprietary herbicide and intermediates, the 11% decrease in revenue for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 was attributable to reduced volumes in 2013 and partially offset by increased sales prices. See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 5% during the first six months of 2013 compared to the first six months of 2012. The combined decreased revenues from these two products were attributable to reduced sales volumes of DIPB. Demand for these products can fluctuate significantly from year to year.

Revenues from other custom chemical products increased 27% in the first six months of 2013 as compared to the first six months of 2012. The increase was due to commercial sales of two new products we campaign for a customer. Revenues from proprietary chemicals decreased 2% for the first six months of 2013 as compared to the first six months of 2012 and accounted for approximately 4% of total revenues for the first six months of 2013. The decrease was due to timing of campaigned products.

Revenues from biofuels increased from $109,662,000 in the six months ended June 30, 2012 to $116,066,000 in the six months ended June 30, 2013. The reinstatement of the $1.00 per gallon federal blenders credit in January 2013 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2013. The blenders credit had expired on December 31, 2011 and was reinstated in January 2013 retroactive to January 1, 2012 and extended through December 31, 2013. We have continued to debottleneck and increase our production capacity to make use of the improved economics of biodiesel. Revenues from biofuels have also been impacted by our sales of refined petroleum products as a supplier on a common carrier pipeline. Such gross sales totaled $8,881,000 in the first six months of 2012 compared to $9,213,000 in the first six of 2013. A substantial portion of our biodiesel sold in the first six months of 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized. We continue to develop our regional fuel distribution business.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first six months of 2013 were $149,179,000 as compared to $161,764,000 for the first six months of 2012, a decrease of 8%, which compares to a 5% increase in revenues for the period.

Cost of goods sold and distribution for the first six months of 2013 for our chemicals segment totaled $54,312,000 as compared to $56,384,000 for the first six months of 2012. On a percentage basis, cost of goods sold and distribution decreased 4% versus an increase of 4% in revenues. This difference was largely a result of a combination of the following: (i) changes in product mix; (ii) variability in production expenditures and timing differences in price adjustments to customers for such variability; (iii) improved margins on the bleach activator and proprietary herbicide products as sales price has increased on lower sales demands and (iv) as sales in our biofuels segment increased, fixed costs that may have previously been more heavily allocated to the chemicals segment were being allocated in greater proportion to the biofuels segment.

Cost of goods sold and distribution for the first six months of 2013 in our biofuels segment were $94,909,000 as compared to $105,379,000 for the first six months of 2012. On a percentage basis, cost of goods sold and distribution decreased 10% versus an increase in revenues of 6%. This difference was largely a result of a combination of the following: (i) as a result of the retroactive reinstatement of the 2012 $1.00 blenders credit, we recognized a $2,535,000 reduction to cost of goods sold in the first quarter of 2013, as stated above, this credit will expire at December 31, 2013. No such reduction in cost of goods sold was recognized in the first quarter of 2012; (ii) as sales in our biofuels segment have increased, fixed production costs are being spread over a larger number of production units; and (iii) biodiesel profitability in the second quarter of 2012 was negatively impacted due to our inventory of unsold, internally generated RINs. We do not allocate production costs to internally generated RINs, and, from time to time, we enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in us maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in our results of operations until such time as the RIN sale has been completed, which may lead to variability in our reported operating results. At June 30, 2012 we had RINs available for sale which we did not have at June 30, 2013.

Operating Expenses

Operating expense increased 1%, from $5,046,000 in the six months ended June 30, 2012 to $5,082,000 in the six months ended June 30, 2013.

Provision for Income Taxes

The effective tax rates for the six months ended June 30, 2013 and 2012 reflect our expected tax rate on reported operating earnings before income taxes. The effective tax rate for the six months ended June 30, 2013 includes the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, our effective tax rate for the six months ended June 30, 2013 is lower than it otherwise would be and is not expected to continue at this rate for the remainder of 2013.

Net Income

Net income increased from $15,586,000 for the six months ended June 30, 2012 to $32,206,000 for the six months ended June 30, 2013. This increase was the net result of several factors including improved market conditions in the biodiesel industry, profits realized from the change in product mix in the chemicals segment, and the impact of new chemical products added to our chemical portfolio. Additionally, net income was benefitted by certain non-recurring or unpredictable items. These items include the impact of the retroactive reinstatements of the $1.00 biodiesel blenders credit and the agri-biodiesel production credit for 2012. The retroactive reinstatement of the $1.00 biodiesel blenders credit for 2012 increased the first six months 2013 net income by $2,535,000 on a pretax basis, $1,541,000 on an after-tax basis. The retroactive reinstatement of the agri-biodiesel biodiesel production credit for 2012 benefitted net income in the first six months of 2013 by $912,000 on an after-tax basis. While both of these items pertained to 2012 activity their benefit was not recorded as a component of net income until 2013 as the law granting these benefits was not enacted until then. Both the $1.00 biodiesel blenders credit and agri-biodiesel production credits are set to expire at December 31, 2013. Additionally, net income in the comparative six months of 2012 was negatively impacted due to our inventory of unsold, internally generated RINs held at June 30, 2012. At June 30, 2013, we had a minimal amount of RIN inventory.

Further impacting net income in the six months of 2013 were net realized and unrealized gains on derivative instruments. Such net gains increased net income by $3,666,000 in the six months ended June 30, 2013 on a pretax basis; $2,259,000 on an after-tax basis. In the six months ended June 30, 2012, net income increased $5,219,000 on a pretax basis, $3,216,000 on an after-tax basis, as a result of net realized and unrealized gains on derivative instruments. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold. Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for five specialty chemical products in the first six months of 2012 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements were $12,310,000 and $13,608,000 for the three months ended June 30, 2013 and 2012, respectively, and $24,243,000 and $23,468,000 for the six months ended June 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2013 and December 31, 2012. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2013 or December 31, 2012 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2013 or 2012. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of June 30, 2013 and December 31, 2012, the fair values of our derivative instruments were a net liability in the amount of $1,670,000 and $947,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2013. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	164,016	LB	10%	$6,331	12.9%
Petrofuels	5,052	GAL	10%	$1,582	3.2%
Methanol	68,891	LB	10%	$1,426	2.9%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2013. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2013 or December 31, 2012 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2013 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.18.	Third Modification Agreement dated June 30, 2013 between FutureFuel Chemical Company and Regions Bank
11.	Statement of Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

Date: August 8, 2013

By: /s/ Rose M. Sparks

Rose M. Sparks, Principal Financial Officer

Date: August 8, 2013