Form 10-Q
period 2013-09-30
FutureFuel Corp.
filed 2013-11-07
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or	(IRS Employer Identification No.)
Organization)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2013: 43,342,830

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of September 30, 2013, our audited consolidated balance sheet as of December 31, 2012, our unaudited consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2013 and September 30, 2012, and our consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2013 and December 31, 2012

(Dollars in thousands)

	(Unaudited) September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$97,442	$58,737
Accounts receivable, net of allowances of $0 and $0 at September 30, 2013 and December 31, 2012, respectively	28,166	22,782
Accounts receivable – related parties	6,122	-
Inventory	47,692	41,992
Prepaid expenses	342	1,595
Prepaid expenses – related parties	32	32
Marketable securities	103,917	87,768
Other current assets	1,992	1,030
Total current assets	285,705	213,936
Property, plant and equipment, net	126,141	138,865
Other assets	2,452	2,436
Total noncurrent assets	128,593	141,301
Total Assets	$414,298	$355,237

Liabilities and Stockholders’ Equity
Accounts payable	$25,235	$12,589
Accounts payable – related parties	3,180	3,887
Income taxes payable	1,134	620
Current deferred income tax liability	8,271	6,953
Deferred revenue – short-term	6,715	6,071
Contingent liability – short-term	1,468	2,521
Accrued expenses and other current liabilities	8,577	3,593
Accrued expenses and other current liabilities – related parties	155	-
Total current liabilities	54,735	36,234
Deferred revenue – long-term	12,909	27,684
Other noncurrent liabilities	966	948
Noncurrent deferred income tax liability	29,370	30,037
Total noncurrent liabilities	43,245	58,669
Total liabilities	97,980	94,903
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,342,830 and 41,739,569 issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	4	4
Accumulated other comprehensive income	6,047	2,597
Additional paid in capital	276,373	257,041
Retained earnings	33,894	692
Total stockholders’ equity	316,318	260,334
Total Liabilities and Stockholders’ Equity	$414,298	$355,237

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Revenues	$118,758	$81,983
Revenues – related parties	2,361	6,293
Cost of goods sold	92,721	63,866
Cost of goods sold – related parties	1,238	1,263
Distribution	1,047	1,084
Distribution – related parties	95	100
Gross profit	26,018	21,963
Selling, general, and administrative expenses
Compensation expense (inclusive of $22 of stock based compensation for the three months ended 2012)	864	841
Other expense	671	951
Related party expense	102	36
Research and development expenses	866	954
	2,503	2,782
Income from operations	23,515	19,181
Interest and dividend income	1,370	1,144
Interest expense	(6)	(6)
(Loss)/gain on marketable securities	(198)	83
Other (expense) / income	(38)	68
	1,128	1,289
Income before income taxes	24,643	20,470
Provision for income taxes	9,346	7,921
Net income	$15,297	$12,549

Earnings per common share
Basic	$0.35	$0.30
Diluted	$0.35	$0.30
Weighted average shares outstanding
Basic	43,339,000	41,320,427
Diluted	43,394,369	41,471,373

Comprehensive Income
Net income	$15,297	$12,549
Other comprehensive (loss)/income from unrealized (losses)/gains on available-for-sale securities, net of tax of ($60) in 2013 and of $2,134 in 2012	(93)	3,423
Comprehensive income	$15,204	$15,972

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Revenues	$313,560	$264,429
Revenues – related parties	5,787	12,811
Cost of goods sold	227,510	221,288
Cost of goods sold – related parties	13,583	3,001
Distribution	2,905	3,424
Distribution – related parties	324	363
Gross profit	75,025	49,164
Selling, general, and administrative expenses
Compensation expense (inclusive of $281 of stock based compensation for the nine months ended September 30, 2012)	2,805	2,655
Other expense	1,939	2,390
Related party expense	268	157
Research and development expenses	2,573	2,626
	7,585	7,828
Income from operations	67,440	41,336
Interest and dividend income	4,212	3,431
Interest expense	(18)	(21)
Gains on marketable securities	1,891	281
Other (expense)/income	(72)	112
	6,013	3,803
Income before income taxes	73,453	45,139
Provision for income taxes	25,950	17,004
Net income	$47,503	$28,135

Earnings per common share
Basic	$1.10	$0.68
Diluted	$1.10	$0.68
Weighted average shares outstanding
Basic	43,202,022	41,318,123
Diluted	43,236,765	41,472,775

Comprehensive Income
Net income	$47,503	$28,135
Other comprehensive income from unrealized gains on available for sale securities, net of tax of $2,150 in 2013 and $2,105 in 2012	3,450	3,376
Comprehensive income	$50,953	$31,511

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows provided by operating activities
Net income	$47,503	$28,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,050	7,789
(Benefit from)/provision for deferred income taxes	(1,499)	42
Change in fair value of derivative instruments	715	(855)
Other than temporary impairment of marketable securities	336	-
Gain on the sale of investments	(2,227)	(281)
Impairment of fixed assets	17,963	-
Loss on disposals of fixed assets	87	62
Stock based compensation	-	281
Noncash interest expense	18	18
Changes in operating assets and liabilities:
Accounts receivable	(5,384)	15,668
Accounts receivable – related parties	(6,122)	(824)
Inventory	(5,700)	8,361
Prepaid expenses	1,253	1,050
Prepaid expenses – related parties	-	(32)
Accrued interest on marketable securities	109	-
Other assets	(230)	(62)
Accounts payable	12,646	(2,556)
Accounts payable – related parties	(707)	(1,939)
Income taxes payable	514	3,670
Accrued expenses and other current liabilities	4,984	2,214
Accrued expenses and other current liabilities – related parties	155	(29)
Deferred revenue	(15,184)	1,427
Net cash provided by operating activities	57,280	62,139
Cash flows from investing activities
Collateralization of derivative instruments	(1,572)	1,212
Purchase of marketable securities	(39,565)	(37,389)
Proceeds from the sale of marketable securities	30,907	17,638
Proceeds from the sale of fixed assets	55	247
Capital expenditures	(13,431)	(6,724)
Net cash used in investing activities	(23,606)	(25,016)
Cash flows from financing activities
Proceeds from the issuance of stock	19,292	100
Excess tax benefits associated with stock options	40	21
Payment of dividends	(14,301)	(12,396)
Net cash provided by/(used in) financing activities	5,031	(12,275)
Net change in cash and cash equivalents	38,705	24,848
Cash and cash equivalents at beginning of period	58,737	89,745
Cash and cash equivalents at end of period	$97,442	$114,593

Cash paid for interest	$-	$3
Cash paid for income taxes	$26,900	$13,539

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

The biofuels segment was established in 2005 as an initiative of the then site management to leverage the Batesville Plant’s technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities. Design capacity is 59 million gallons of biodiesel per year with the current annual capacity in excess of 50 million gallons. While we continue to develop our regional fuel business, a substantial portion of our biodiesel currently is sold to a single major U.S. refiner.

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

2)            Inventory

The carrying values of inventory were as follows as of:

	September 30, 2013	December 31, 2012
At average cost (approximates current cost)
Finished goods	$21,637	$15,803
Work in process	1,604	1,304
Raw materials and supplies	37,532	37,086
	60,773	54,193
LIFO reserve	(13,081)	(12,201)
Total inventory	$47,692	$41,992

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and in addition to the realized gain/losses on settled derivative transactions amounted to a loss of $(1,947) and a loss of $(2,154) for the three months ended September 30, 2013 and 2012, respectively, and gains of $1,719 and a gain of $3,065 for the nine months ended September 30, 2013 and 2012, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2013		December 31, 2012
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(400)	$(1,467)	(150)	$(726)
Regulated fixed price future commitments, included in other current assets	(200)	$(195)	(50)	$(221)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,424 and $1,853 at September 30, 2013 and December 31, 2012, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)            Marketable securities

At September 30, 2013 and December 31, 2012, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments. Additionally, at December 31, 2012, FutureFuel had investments in certain auction rate securities, and at September 30, 2013 had investments in certain exchange traded debt instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. These securities were comprised of the following at:

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	September 30, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$55,329	$9,064	$(6)	$64,387
Preferred stock	19,919	697	(216)	20,400
Trust preferred securities	17,797	547	(194)	18,150
Exchange traded debt securities	990	-	(10)	980
Total	$94,035	$10,308	$(426)	$103,917

	December 31, 2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,842	$4,307	$(1,550)	$49,599
Preferred stock	20,418	1,068	-	21,486
Trust preferred securities	15,143	402	(12)	15,533
Auction rate securities	1,150	-	-	1,150
Total	$83,553	$5,777	$(1,562)	$87,768

The aggregate fair value of instruments with unrealized losses totaled $19,167 and $22,818 at September 30, 2013 and December 31, 2012, respectively. As of December 31, 2012, FutureFuel had a total of $1,915 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period. At September 30, 2013, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5)            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2013	December 31, 2012
Accrued employee liabilities	$6,425	$2,073
Accrued property, use, motor fuel and franchise taxes	1,486	1,472
Other	821	48
Total	$8,732	$3,593

6)            Borrowings

Effective June 30, 2013, FutureFuel Chemical extended the term of its $50 million credit agreement with a commercial bank. The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts receivables plus 60% of eligible direct inventory plus 50% of eligible indirect inventory. Advances are secured by a perfected first priority security interest in accounts receivable and inventory. The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

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

As of September 30, 2013 and December 31, 2012, borrowings under this credit agreement totaled $0 and $0, respectively.

7)             Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Provision for income taxes	$9,346	$7,921	$25,950	$17,004
Effective tax rate	37.9%	38.7%	35.3%	37.0%

The effective tax rate for the three and nine months ended September 30, 2013 reflects FutureFuel’s expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, FutureFuel’s effective tax rate for the nine months ended September 30, 2013 is lower than it otherwise would be and is not expected to continue at this rate for the remainder of 2013.

Unrecognized tax benefits totaled $0 and $0 at September 30, 2013 and December 31, 2012, respectively.

FutureFuel records interest and penalties net as a component of income tax expense. At September 30, 2013 and December 31, 2012, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

FutureFuel and its subsidiaries file U.S. federal tax returns and various state returns. FutureFuel is no longer subject to U.S., state, and local examinations by tax authorities for 2009 and prior years.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)             Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Net income available to common stockholders	$15,297	$12,549	$47,503	$28,135

Weighted average number of common shares outstanding	43,339,000	41,320,427	43,202,022	41,318,123
Effect of stock options	55,369	150,946	34,743	154,652
Weighted average diluted number of common shares outstanding	43,394,369	41,471,373	43,236,765	41,472,775

Basic earnings per share	$0.35	$0.30	$1.10	$0.68
Diluted earnings per share	$0.35	$0.30	$1.10	$0.68

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2012 as they were anti-dilutive. The weighted average number of options excluded on this basis for the three and nine months ended September 30, 2012 was 240,000 and 200,000, respectively. No options to purchase shares of FutureFuel’s common stock were excluded for the computation of diluted earnings per share for the three and nine months ended September 30, 2013.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2013	$116,472	$4,647	$121,119
September 30, 2012	$85,763	$2,513	$88,276

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2013	$307,351	$11,996	$319,347
September 30, 2012	$267,169	$10,071	$277,240

For the three months ended September 30, 2013 and 2012, revenues from Mexico accounted for 3% and 2% of total revenues, respectively. For the nine months ended September 30, 2013 and 2012, revenues from Mexico accounted for 3% and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three and nine months ended September 30, 2013 and 2012 did not exceed 1% of total revenues.

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenues
Chemicals	$43,685	$40,327	$125,847	$119,628
Biofuels	77,434	47,949	193,500	157,612
Revenues	$121,119	$88,276	$319,347	$277,240

Segment gross profit
Chemicals	$13,827	$15,357	$41,678	$38,277
Biofuels	12,191	6,606	33,347	10,887
Segment gross margins	26,018	21,963	75,025	49,164
Corporate expenses	(2,503)	(2,782)	(7,585)	(7,828)
Income before interest and taxes	23,515	19,181	67,440	41,336
Interest and other income	1,370	1,295	6,103	3,824
Interest and other expenses	(242)	(6)	(90)	(21)
Provision for income taxes	(9,346)	(7,921)	(25,950)	(17,004)
Net income	$15,297	$12,549	$47,503	$28,135

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2013 and December 31, 2012.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(1,662)	$(1,662)	$-	$-
Preferred stock, trust preferred securities, and other equity instruments	$103,917	$103,917	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(947)	$(947)	$-	$-
Preferred stock, trust preferred securities, auction rate securities, and other equity instruments	$87,768	$87,768	$-	$-

11)     Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the three months ended September 30, 2013 (net of tax)
Balance at June 30, 2013	$6,140
Other comprehensive loss before reclassifications	(142)
Amounts reclassified from accumulated other comprehensive income	49
Net current-period other comprehensive loss - three months ended September 30, 2013	(93)
Balance at September 30, 2013	$6,047

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the nine months ended September 30, 2013 (net of tax)
Balance at December 31, 2012	$2,597
Other comprehensive income before reclassifications	2,755
Amounts reclassified from accumulated other comprehensive income	695
Net current-period other comprehensive gain - nine months ended September 30, 2013	3,450
Balance at September 30, 2013	$6,047

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2013:

Reclassifications from Accumulated Other Comprehensive Income
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$80	$1,129	Gain on marketable securities
Total before tax	80	1,129
Tax expense	(31)	(434)
Total reclassifications	$49	$695

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

14)           Asset impairment

On July 29, 2013, FutureFuel received notice from a chemicals segment customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel does not expect additional material to be produced or sold in 2013 or 2014 under that agreement. Termination of this sales contract also may affect the terms of the grant received by FutureFuel from the U.S. Department of Energy related to construction of the equipment utilized to produce the intermediate anode powder. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment based on the scrap value method less disposition costs and recorded a reduction of deferred revenue as an element of cost of goods sold in the amount of $16,160 in the three months ended September 30, 2013. The net impact of this impairment recorded in cost of goods sold for the three months ended September 30, 2013 was $1,420. FutureFuel’s customer remains liable for the payment of a minimum take or pay quantity per the terms of the sales agreement through the termination date.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2013 and 2012 are set forth in the following chart.

(Dollars in thousands)

	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$57,280	$62,139
Net cash used in investing activities	$(23,606)	$(25,016)
Net cash provided by/(used in) financing activities	$5,031	$(12,275)

Operating Activities

Cash from operating activities decreased from $62,139,000 of cash provided by operating activities in the first nine months of 2012 to $57,280,000 of cash provided in operating activities in the first nine months of 2013. This decrease was primarily attributable to the change in accounts receivable and inventory. In the first nine months of 2012, accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $14,844,000. In the first nine months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $11,506,000. The decrease in 2013 was primarily related to the timing and amount of sales made on a common carrier pipeline. In the first nine months of 2012, changes in inventory carrying values increased cash provided from operating activities by $8,361,000. In the first nine months of 2013, changes in inventory carrying values decreased cash from operating activities by $5,700,000. The increase in inventory carrying value in the first nine months of 2013 is primarily due to biodiesel feedstock inventory and from the timing and amount of purchases of petroleum products made on a common carrier pipeline.

Partially offsetting these decreases to cash from operating activities is an increase in accounts payable including accounts payable to related parties, and an increase in our net income. In the first nine months of 2012, changes in accounts payable, including accounts payable to related parties, decreased cash from operating activities by $4,495,000. In the first nine months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $11,939,000. This increase is primarily due to the timing and amount of payments to venders and suppliers. Net income in the first nine months of 2012 totaled $28,135,000, while in the first nine months of 2013 net income totaled $47,503,000. See the below discussion for the reasons for this change in net income for the periods presented.

Investing Activities

Cash used in investing activities decreased from $25,016,000 in the first nine months of 2012 to $23,606,000 in the first nine months of 2013. This decrease was primarily the result of a decrease in the net purchases of marketable securities in the first nine months of 2013 compared to the first nine months of 2012. Such net purchases totaled $19,751,000 in the first nine months of 2012 and totaled $8,658,000 of net purchases in the first nine months of 2013. In the first nine months of 2012 the cash from collateralization of derivative instruments increased $1,212,000 and in the first nine months of 2013 was a net reduction of $1,572,000. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Cash paid for capital expenditures	$13,431	$6,724
Cash received as reimbursement of capital expenditures - deferred revenue	(2,252)	(289)
Cash paid, net of reimbursement, for capital expenditures	$11,179	$6,435

Financing Activities

Cash from financing activities changed from a use of cash of $12,275,000 for the first nine months of 2012 to an increase of cash of $5,031,000 from financing activities in the first nine months of 2013. This change is primarily the result of proceeds from the issuance of stock during 2013. In the first nine months of 2012 no shares of FutureFuel common stock were sold under its at-the-market offering. In the first nine months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds.

On February 6, 2013, FutureFuel announced the completion of the sale of shares under the at-the-market offering. FutureFuel sold an aggregate 3,000,000 shares in open market trading for aggregate gross proceeds of $37,247,000, resulting in net proceeds of $36,127,000 after deducting commissions and fees.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon our leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be less than 3:1. We had no borrowings under this credit agreement at September 30, 2013 or December 31, 2012.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. At this time, we do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2013, we paid a regular cash dividend in the amount of $0.11 per share on our common stock, per quarter. The regular cash dividend amounted to $4,767,000 in each of these quarters, for aggregate dividend payments of $14,301,000 in the first nine months of 2013.

In the first three quarters of 2012, we declared regular cash dividends in the amount of $0.10 per share on our common stock, per quarter. The regular cash dividend amounted to $4,132,000 in each of these quarters, for aggregate dividend payments of $12,396,000 in the first nine months of 2012.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we have accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular quarterly cash dividends will be paid during the remainder of 2013, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of our excess working capital was held in cash or cash equivalents at multiple financial institutions. In the third quarter of 2013 and 2012, we also had investments in certain preferred stock, trust preferred securities, and other equity instruments. In the third quarter of 2012 we also had investments in certain auction rate securities and in the third quarter of 2013 we had investments in certain exchange traded debt securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, auction rate, exchange traded debt securities, and other equity instruments totaled $103,917,000 and $87,768,000 at September 30, 2013 and December 31, 2012, respectively.

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

On July 29, 2013, we received notice from the customer for the intermediate anode powder that they were terminating the contract in accordance with its terms effective August 9, 2014. No additional material is expected to be produced or sold in 2013 or 2014 under that agreement.  We took a net impairment of the fixed assets related to this agreement in the quarter ending September 30, 2013 of $1,420,000. This included a write-off of the related fixed assets partially offset by the recognition of deferred revenue into cost of goods sold related to the payments received from the customer and the Department of Energy grant for the production equipment. We are in the process of assessing our agreement with our customer and the Department of Energy for the construction of the production equipment.  While we are unable to predict or estimate any further impact of this notice from our customer at this time, we do not presently believe that the ultimate resolution of this matter will have a material adverse effect on our overall financial condition, results of operations, or cash flows. Our customer for the intermediate anode powder remains liable for the take or pay quantity contained in our sales agreement through August 9, 2014.

Revenues generated from the bleach activator are based on a supply agreement with the customer. The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa. On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer. Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. We pay for raw materials required to produce the bleach activator. The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer. Revenue from the bleach activator for the nine months ended September 30, 2013 decreased by 4% from revenues for the nine months ended September 30, 2012. Annual sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years. We continue to work collaboratively with our customer to assess their future demand, which may continue to decline.

We (and our predecessor at our Batesville plant) have been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1993. However, in recent years, these products have faced generic competition, from other suppliers to our customer, from others who compete with our customer for the sale of herbicides, and from other agricultural chemicals present in the market place. In response to its perceptions of this competition, in 2011 the customer initiated discussions with us to reduce volume and alter other terms of the contracts. Sales volumes of these products have declined.  Being of the opinion that the contracts did not adequately provide a framework to support our mutual efforts, we exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates.  These contracts have expired. However, we continue to sell the proprietary herbicide to the customer while negotiating a new agreement. No assurances can be given, however, that a new agreement will be reached.

The bleach activator and proprietary herbicide customers represented approximately 18% of our revenues for the nine months ended September 30, 2013. In the third quarter of 2013, we signed a new agreement with a customer for the production of an intermediate for another proprietary herbicide which will utilize some of the equipment made available from the reduced volumes sold under the expired contracts. We believe that the loss of the bleach activator customer would have a material adverse effect on us.

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

Pricing for the other custom manufacturing products is negotiated directly with the customer. Some, but not all, of these products have pricing mechanisms and/or protections against raw material or conversion cost changes. A new agreement has been reached to produce a different intermediate proprietary herbicide as noted above.

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

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the permanency of government mandates and tax credits, including the $1.00 per gallon biodiesel blender credit set to expire at December 31, 2013. See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2012 filed with the SEC on March 18, 2013. A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm .

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

The majority of our expenses are cost of goods sold. Cost of goods sold include raw material costs as well as both fixed and variable conversion costs, conversion costs being those expenses that are directly or indirectly related to the operation of our plant. Significant conversion costs include labor, benefits, energy, supplies, depreciation, and maintenance and repair. In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity. Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment. Indirect conversion cost is allocated to the chemicals and biofuels business segments based on equipment and resource usage and based on revenues for most other costs.

Operating costs include selling, general and administrative, and research and development expenses.

The discussion of results of operations that follows is based on revenues and expenses in total and for individual product lines and does not differentiate related party transactions.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Dollar Change	% Change
Revenues	$121,119	$88,276	$32,843	37.2%
Income from operations	$23,515	$19,181	$4,334	22.6%
Net income	$15,297	$12,549	$2,748	21.9%
Earnings per common share – basic	$0.35	$0.30	$0.05	16.7%
Earnings per common share – diluted	$0.35	$0.30	$0.05	16.7%
Capital expenditures (net of reimbursements)	$7,570	$2,656	$4,914	185.0%
Adjusted EBITDA	$28,177	$23,991	$4,186	17.4%

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and our liquidity, relative to performance and liquidity based on GAAP results, while isolating the effects of (i) depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, (ii) non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and (iii) gains and losses on derivative instruments, immediate recognition of which can cause net income to be volatile from period to period due to the timing of the valuation change in the derivative instruments relative to the sale of biofuel.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Adjusted EBITDA	$28,177	$23,991
Depreciation	(2,666)	(2,611)
Non-cash stock-based compensation expense	-	(22)
Interest and dividend income	1,370	1,144
Interest expense	(6)	(6)
(Loss)/gain on disposal of property and equipment	(87)	45
Loss on derivative instruments	(1,947)	(2,154)
Other income/(expense), net	(198)	83
Income tax expense	(9,346)	(7,921)
Net income	$15,297	$12,549

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure, is set forth below under Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012 .

Revenues

Revenues for the three months ended September 30, 2013 were $121,119,000 as compared to revenues for the three months ended September 30, 2012 of $88,276,000, an increase of 37%. Revenues from biofuels were up 61% and accounted for 64% of total revenues in the third quarter of 2013 as compared to 54% in the third quarter of 2012. Revenues from chemicals increased 8% and accounted for 36% of total revenues in the third quarter of 2013 as compared to 46% in the third quarter of 2012. Within the chemicals segment, revenues for the three months ended September 30, 2013 changed as follows compared to the three months ended September 30, 2012: (i) revenues from other custom chemicals increased 47%; (ii) revenues from the industrial intermediate utilized in the antimicrobial industry increased 39%; (iii) revenues from other performance chemicals increased 23% (iv)  revenues from CPOs increased 27%; (v) revenues from DIPB decreased 25%; and (vi) revenues from the proprietary herbicide and intermediates decreased 25%. Revenues from the bleach activator were unchanged.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 17% of total revenues for the three months ended September 30, 2013 as compared to 26% of total revenue for the three months ended September 30, 2012. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We are unable to predict with any certainty the revenues we will receive from this product in the future. With respect to the proprietary herbicide and intermediates, the decrease in revenue for the three months September 30, 2013 as compared to the three months ended September 30, 2012 was attributable to reduced sales volume which was partially offset by increased sales revenue from increased prices. See the discussion above as to the future business with the proprietary herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 8% during the third quarter of 2013 compared to the third quarter of 2012. The combined decreased revenues from these two products were attributable to slightly lower sales volumes.

Revenues from other custom chemical products increased 47% in the third quarter of 2013 as compared to the third quarter of 2012. The increase was largely attributed to take or pay shortfall commitments on two products. Such amounts totaled $2,916,000. Also partly increasing revenue was the increased sales volume for a product that we have campaigned in the batch plant since 2007.

Revenues from proprietary chemicals increased 23% for the third quarter of 2013 as compared to the third quarter of 2012 and accounted for approximately 3% of total revenues for the three months ended September 30, 2013. The increase was from increased sales volume from three products we have produced for some time which was partially offset by a reduction of sales revenue for a product that was not campaigned in the third quarter 2013 but was campaigned in 2012.

Revenues from biofuels increased 61% from $47,949,000 in the three months ended September 30, 2012 to $77,434,000 in the three months ended September 30, 2013. We continued to experience increased sales quantities in the third quarter of 2013 with the reinstatement of the blender credit in January 2013 compared to the third quarter of 2012 when the blender credit was not available. Also improving the continued demand for biodiesel in the United States for 2013 is the continued government mandated renewable fuel standard for biodiesel. A substantial portion of our biodiesel sold in the three months ended September 30, 2013 and 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to this major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized. We continue to develop our regional fuel business. Revenues from the biofuel segment have also been benefitted by our sales of refined petroleum products as a supplier on a common carrier pipeline. Such sales were immaterial in the third quarter of 2013 and 2012, respectively.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the third quarter of 2013 were $95,101,000 as compared to $66,313,000 for the third quarter of 2012, an increase of 43%, which compares to a 37% increase in revenues for the period.

Cost of goods sold and distribution for the three months ended September 30, 2013 for our chemicals segment totaled $29,858,000 as compared to $24,970,000 for the three months ended September 30, 2012. On a percentage basis, total cost of goods sold and distribution increased approximately 20% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This compares against an 8% increase in chemical segment revenue for that period. The increase in cost of goods sold is attributed to (i) a net impairment charge for the fixed assets associated with the intermediate anode powder equipment of $1,420,000 as described previously (ii) increased one-time processing cost related to a product we campaign, and (iii) a variation in product mix sold.

Cost of goods sold and distribution for the third quarter of 2013 in our biofuels segment were $65,243,000 as compared to $41,343,000 for the third quarter of 2012. On a percentage basis, cost of goods sold and distribution increased 58% versus an increase of 61% in revenues. This difference resulted from (i) improved market conditions for biodiesel, largely as a result of the presence of the $1.00 per gallon biodiesel blenders tax credit, in the third quarter of 2013 as compared to the third quarter of 2012, when the tax credit was not available and (ii) improved economies of scale on fixed resources. At September 30, 2013 and September 30, 2012, we maintained a minimal inventory of RINs, or renewable identification numbers.

Operating Expenses

Operating expenses decreased 10% from $2,782,000 in the third quarter of 2012 to $2,503,000 in the third quarter of 2013. This decrease was primarily attributable to reduced legal expense incurred in the third quarter of 2013 as compared to the third quarter of 2012.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2013 and 2012 reflects our expected tax rate on reported operating earnings before income tax.

Net Income

Net income increased from $12,549,000 for the three months ended September 30, 2012 to $15,297,000 for the three months ended September 30, 2013. This increase was the net result of several factors including improved market conditions in the biodiesel industry, take or pay fees collected from other custom chemicals which were partially offset by the net impairment on fixed assets, and the change in product mix. As previously stated, both the $1.00 biodiesel blenders credit and agri-biodiesel production credits are set to expire at December 31, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Dollar Change	% Change
Revenues	$319,347	$277,240	$42,107	15.2%
Income from operations	$67,440	$41,336	$26,104	63.2%
Net income	$47,503	$28,135	$19,368	68.8%
Earnings per common share - basic	$1.10	$0.68	$0.42	61.8%
Earnings per common share – diluted	$1.10	$0.68	$0.42	61.8%
Capital expenditures (net of customer reimbursements and grants)	$11,179	$6,435	$4,744	73.7%
Adjusted EBITDA	$71,251	$46,515	$24,736	53.2%

See the discussion above regarding our use of adjusted EBITDA. The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Adjusted EBITDA	$71,251	$46,515
Depreciation and amortization	(8,050)	(7,789)
Non-cash stock-based compensation	-	(281)
Retroactive reinstatement of 2012 $1 blender credit	2,535	-
Interest and dividend income	4,212	3,431
Interest expense	(18)	(21)
Loss on disposal of property and equipment	(87)	(62)
Gains on derivative instruments	1,719	3,065
Other income/(expense), net	1,891	281
Income tax expense	(25,950)	(17,004)
Net income	$47,503	$28,135

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Adjusted EBITDA	$71,251	$46,515
(Benefit from)/provision for deferred income taxes	(1,499)	42
Retroactive reinstatement of 2012 $1.00 blenders credit	2,535	-
Impairment of fixed assets	17,963
Interest and dividend income	4,212	3,431
Income tax expense	(25,950)	(17,004)
Gains on derivative instruments	1,719	3,065
Change in fair value of derivative instruments and marketable securities	715	(855)
Changes in operating assets and liabilities, net	(13,666)	26,948
Other	-	(3)
Net cash provided by operating activities	$57,280	$62,139

Revenues

Revenues for the nine months ended September 30, 2013 were $319,347,000 as compared to revenues for the nine months ended September 30, 2012 of $277,240,000, an increase of 15%. Revenues from biofuels increased 23% and accounted for 61% of total revenues in the first nine months of 2013 as compared to 57% in the first nine months of 2012. Revenues from chemicals increased 5% and accounted for 39% of total revenues in the first nine months of 2013 as compared to 43% in the first nine months of 2012. Within the chemicals segment, revenues for the first nine months of 2013 changed as follows compared to the first nine months of 2012: (i) revenue from the industrial intermediate utilized in the antimicrobial industry increased 44%; (ii) revenues from other custom products increased 34%; (iii) revenues from the proprietary herbicide and intermediates decreased 16%; (iv)  revenues from DIPB decreased 15%; and (v) revenues from the bleach activator decreased 4%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 18% of total revenues for the nine months ended September 30, 2013 as compared to 23% of total revenues for the nine months ended September 30, 2012. These products comprised a smaller percentage of our total revenues in 2013 as revenues from our biodiesel business and other custom chemical products have assumed a larger percentage of revenues coupled with decreases in the sales of the bleach activator and the proprietary herbicide and intermediates. Revenues from the bleach activator decreased 4% during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease was attributable to reduced volumes sold in 2013, partially offset by increased per unit prices. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We are unable to predict with any certainty the revenues we will receive from this product in the future. With respects to the proprietary herbicide and intermediates, the 16% decrease in revenue for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was attributable to reduced volumes in 2013 and partially offset by increased sales prices. See the discussion above as to the future business with this herbicide and intermediates customer.

Revenues from CPOs and DIPB together decreased 6% during the first nine months of 2013 compared to the first nine months of 2012. The combined decreased revenues from these two products were attributable to reduced sales volumes of DIPB. Demand for these products can fluctuate significantly from year to year.

Revenues from other custom chemical products increased 34% in the first nine months of 2013 as compared to the first nine months of 2012. The increase was due to commercial sales of two new products we campaign for a customer. Revenues from proprietary chemicals increased 5% for the first nine months of 2013 as compared to the first nine months of 2012 and accounted for approximately 3% of total revenues for the first nine months of 2013. The increase was from increased sales volumes to existing customers.

Revenues from biofuels increased from $157,612,000 in the nine months ended September 30, 2012 to $193,500,000 in the nine months ended September 30, 2013. The reinstatement of the $1.00 per gallon federal blenders credit in January 2013 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2013. The blenders credit had expired on December 31, 2011 and was reinstated in January 2013 retroactive to January 1, 2012 and extended through December 31, 2013. We have continued to debottleneck and increase our production capacity to make use of the improved economics of biodiesel. Revenues from biofuels have also been impacted by our sales of refined petroleum products as a supplier on a common carrier pipeline. Such gross sales totaled $8,881,000 in the first nine months of 2012 compared to $9,213,000 in the first nine months of 2013. A substantial portion of our biodiesel sold in the first nine months of 2012 was to a major refiner in the United States and no assurances can be given that we will continue to sell to this major refiner or, if we do sell, the volume what will be sold or the profit margin that will be realized. We continue to develop our regional fuel distribution business.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first nine months of 2013 were $244,322,000 as compared to $228,076,000 for the first nine months of 2012, an increase of 7%, which compares to a 15% increase in revenues for the period.

Cost of goods sold and distribution for the first nine months of 2013 for our chemicals segment totaled $84,169,000 as compared to $81,351,000 for the first nine months of 2012. On a percentage basis, cost of goods sold and distribution increased 3% versus an increase of 5% in revenues. Items of significance netted in the nine months ended September 30, 2013 include the net impairment of the fixed assets related to the anode material in the amount of $1,420,000 as described previously and the recognition of the take or pay payments from the first contract year which totaled $2,264,000. The cost of goods sold for the bleach activator and proprietary herbicide have continued to decline with the reduced sales volumes, however, the related fixed costs that were previously allocated to these product lines have been more heavily allocated to the biodiesel segment in greater proportion.

Cost of goods sold and distribution for the first nine months of 2013 in our biofuels segment were $160,153,000 as compared to $146,725,000 for the first nine months of 2012. On a percentage basis, cost of goods sold and distribution increased 9% versus an increase in revenues of 23%. This difference was largely a result of a combination of the following: (i) as a result of the retroactive reinstatement of the 2012 $1.00 blenders credit, we recognized a $2,535,000 reduction to cost of goods sold in the first quarter of 2013, as stated above, this credit will expire at December 31, 2013; no such reduction in cost of goods sold was recognized in the first quarter of 2012, (ii) as sales in our biofuels segment have increased, fixed production costs are being spread over a larger number of production units, partially offset by a larger share of fixed costs which are allocated on sales revenue, and (iii) biodiesel feedstock prices decreased at a larger percentage than biodiesel sales prices. Partially offsetting these improvements in cost of goods sold was the change in hedging activity. For the first nine months of 2012 there was a hedging gain of $3,065,000 and in the first nine months of 2013 there was a hedging gain of $1,719,000.

Operating Expenses

Operating expense decreased 3%, from $7,828,000 in the nine months ended September 30, 2012 to $7,585,000 in the nine months ended September 30, 2013.

Provision for Income Taxes

The effective tax rates for the nine months ended September 30, 2013 and 2012 reflect our expected tax rate on reported operating earnings before income taxes. The effective tax rate for the nine months ended September 30, 2013 includes the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, our effective tax rate for the nine months ended September 30, 2013 is lower than it otherwise would be and is not expected to continue at this rate for the remainder of 2013.

Net Income

Net income increased from $28,135,000 for the nine months ended September 30, 2012 to $47,503,000 for the nine months ended September 30, 2013. This increase was primarily the result of improved market conditions in the biodiesel industry. Also contributing to a lesser degree was a steady improvement in the chemicals segment profits and in the profits from the sale of investments. Additionally, net income was benefitted by certain non-recurring or unpredictable items. These items include the impact of the retroactive reinstatements of the $1.00 biodiesel blenders credit and the agri-biodiesel production credit for 2012. The retroactive reinstatement of the $1.00 biodiesel blenders credit for 2012 increased the first nine months 2013 net income by $2,535,000 on a pretax basis, $1,541,000 on an after-tax basis. The retroactive reinstatement of the agri-biodiesel biodiesel production credit for 2012 benefitted net income in the first nine months of 2013 by $912,000 on an after-tax basis. While both of these items pertained to 2012 activity their benefit was not recorded as a component of net income until 2013 as the law granting these benefits was not enacted until then. Both the $1.00 biodiesel blenders credit and agri-biodiesel production credits are set to expire at December 31, 2013. Also increasing net income was the take or pay payments from other custom chemical customers in the amount of $2,916,000 in the nine months ended September 30, 2013 on a pre-tax basis; $1,796,000 on an after-tax-basis.

Further impacting net income in the nine months of 2013 were: (i) the recognition of the net impairment on the intermediate anode material fixed assets of $1,420,000 on a pre-tax basis; $874,000 on an after-tax basis, and (ii) the net realized gains on derivative instruments. Such net gains increased net income by $1,719,000 in the nine months ended September 30, 2013 on a pretax basis; $1,059,000 on an after-tax basis. In the nine months ended September 30, 2012, net income increased $3,065,000 on a pretax basis, $1,888,000 on an after-tax basis, as a result of net realized and unrealized gains on derivative instruments. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold. Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for five specialty chemical products in the first nine months of 2012 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements were $13,836,000 and $14,166,000 for the three months ended September 30, 2013 and 2012, respectively, and $38,079,000 and $37,635,000 for the nine months ended September 30, 2013 and 2012, respectively.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2013 and December 31, 2012. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2013 or December 31, 2012 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Other Matters

We entered into an agreement with a customer to construct at a fixed price a processing plant and produce a certain chemical for the customer. We engaged a third party to act as general contractor on the construction of this plant for a guaranteed price. That general contractor defaulted on its obligations under its contract with us and abandoned the project. The general contractor’s default did not have a material adverse effect on us or our financial condition, results of operations, or cash flows. As a result of the contractor’s default, we undertook the general contractor role ourselves. We also filed suit against our former contractor to recoup any damages that we incurred as a result of his default. The former contractor counterclaimed against us for amounts he asserted were due him under our contract with him. The trial was conducted on this matter and the jury determined that we were not the breaching party under the contract but rather the general contractor was the breaching party and that the general contractor did not substantially complete his obligations under the contract. The jury, however, awarded the contractor certain amounts that the jury determined we owed him under the contract for services rendered through the date of breach. Upon our motion, the court reduced the amount awarded by the jury. Such amount does not have a material adverse effect on our overall financial condition, results of operations, or cash flows. Both we and the contractor appealed certain rulings made in the course of this case. The appellate court dismissed the contractor’s appeal, and also affirmed the award of attorneys fees to us, which resulted in upholding the judge’s ruling in our favor. The contractor has filed for a rehearing of the appellate court’s decision, which is currently pending. We do not believe that the effect of these appeals will have a material adverse effect our overall financial condition, results of operations, or cash flows.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2013 or 2012. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of September 30, 2013 and December 31, 2012, the fair values of our derivative instruments were a net liability in the amount of $1,662,000 and $947,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2013. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in annual gross profit.

(Volume and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	279,776	LB	10%	$10,799	14.4%
Petrofuels	9,164	GAL	10%	$2,810	3.7%
Methanol	113,589	LB	10%	$2,351	3.1%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2013. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2013 or December 31, 2012 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2013 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements . If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By: /s/ Paul A. Novelly
Paul A. Novelly, Chairman and Chief Executive Officer
Date: November 7, 2013

By: /s/ Rose M. Sparks
Rose M. Sparks, Chief Financial Officer and Principal Financial Officer
Date: November 7, 2013