Form 10-K
period 2013-12-31
FutureFuel Corp.
filed 2014-03-17
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

⁫	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ ⁫ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ ⁫ No √

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

Yes √ No ☐ ⁫

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes √ No ☐ ⁫

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⁫

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	√

Non-accelerated filer⁫	☐	Smaller reporting company⁫	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐⁫ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $309,136,206

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,342,830

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

We distributed normal quarterly cash dividends of $0.11 per share on our common stock for the calendar year 2013. On November 20, 2013 we declared a special cash dividend of $0.25 per share on our common stock payable on December 16, 2013. Additionally, we declared normal quarterly cash dividends of $0.12 per share on our common stock for the calendar year 2014.

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

The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The majority of the revenues from the chemical segment are derived from the custom manufacturing of specialty chemicals for specific customers. Historically, the chemicals segment has relied upon two customers for a substantial amount of its revenues. Beginning in 2011, the products manufactured for these customers faced economic headwinds as generic competition gained market share. These pressures appear to have stabilized in 2013. We have attempted to mitigate the impact of these challenges to our chemicals segment by modifying pricing and other business terms with respect to these customers, adjusting our equipment utilization to minimize the economic impact from reduced demand of certain projects, and broadening our specialty chemical customer base to better diversify our product portfolio. In part as a result of these efforts, demand for other specialty chemical products and services increased in 2012 and 2013. We continue to focus on building our specialty chemical and custom manufacturing business and maintaining our reputation as a technology-driven, highly reliable, and globally competitive specialty chemical producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities in the worldwide chemical industry.

With respect to our biofuels segment, in 2010 we redesigned our continuous line to produce biodiesel from feedstock with high free fatty acids. By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity of approximately 35 million gallons of biodiesel per year. Additional debottlenecking has increased annualized production capacity to in excess of 58 million gallons per year. Uncertainty, however, remains as to whether or not we will produce biodiesel in the future, the quantity, if any, we will produce and the profit margins we may realize. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether or not government mandates with respect to biodiesel usage remain in effect; and (iii) whether or not certain tax credits with respect to biodiesel production remain in effect and/or return. See the discussion below, including “Risk Factors” beginning at page 18 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2013, December 31, 2012, and December 31, 2011. The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2013, 2012, and 2011; (ii) our consolidated net income for the years ended December 31, 2013, 2012, and 2011; and (iii) our total assets at December 31, 2013, 2012, and 2011.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2013	$444,919	$74,034	$414,447
Year ended December 31, 2012	$351,829	$34,304	$355,237
Year ended December 31, 2011	$309,885	$34,509	$385,244

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (or GAAP): chemicals and biofuels. We are not able to allocate net income and total assets between these two business segments. However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2013	$161,501	$283,418	$444,919	$54,708	$45,457	$100,165
Year ended December 31, 2012	$160,450	$191,379	$351,829	$48,661	$8,592	$57,253
Year ended December 31, 2011	$168,237	$141,648	$309,885	$42,685	$19,070	$61,755

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

The Company

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River. Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment. Land and infrastructure are available to support expansion and business growth. In November 2011, we acquired a warehouse in Batesville, Arkansas approximately 8 miles from our plant.

For the year ended December 31, 2013, approximately 33% of our revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 3% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 64% from biofuels. Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts. Our custom manufacturing product portfolio includes a bleach activator for a major detergent manufacturer, a proprietary herbicide and intermediates for a major life sciences company, agricultural intermediates for several other major life sciences companies, chlorinated polyolefin adhesion promoters and antioxidant precursors for a major chemical company, and a biocide intermediate for another major diversified chemical company. Our performance chemicals product portfolio includes polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications.

Historically, a proprietary herbicide and intermediates to the proprietary herbicide produced for a major life sciences company were a significant part of our custom manufacturing product portfolio. Due to significant economic pressures, we discontinued production in the third quarter of 2013 of the intermediates and began producing a smaller volume of the final active herbicide intermediate via a tolling agreement. The equipment vacated by this change was then re-deployed to produce a herbicide intermediate for another major life sciences company in the fourth quarter of 2013. No commercial sales were realized from this new product in 2013. Commerical sales of the new product have commenced in 2014.

We are committed to growing our chemical and biofuels businesses. We also intend to pursue commercialization of other products, including building block chemicals. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments. For the biofuels business segment we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. These items are discussed in greater detail below.

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referred to as B5) to 20% (commonly referred to as B20) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act and, in 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy (which allows federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements simply by buying biodiesel and burning it in new or existing diesel vehicles in at least a B20 blend). Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See Pew Center on Global Climate Change (sometimes we refer to this as the “Pew Center”) biodiesel factsheet http://www.c2es.org/technology/factsheet/biodiesel and July 2011 Biodiesel Climate Techbook, http://www.c2es.org/docUploads/Biodiesel_0.pdf.

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

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its relatively low price. See Pew Center. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae. See http://www.emerging-markets.com/biodiesel/index.html. Accordingly, we redesigned our continuous line to produce biodiesel from these second-generation lower-cost feedstocks with high free fatty acids. By the end of 2013, daily production volumes from the redesigned line demonstrated a production capacity in excess of 58 million gallons of biodiesel per year.

Legislative Incentives

The acceptance of biodiesel in the United States in the latter part of the 20th century and continuing into this century has been driven to a great degree by legislative initiatives at both the federal and state levels. Those legislative initiatives are discussed in greater detail below.

Federal Mandate

The largest incentive at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (or the 2005 Act). The 2005 Act included a number of provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the renewable fuels standard or RFS) to be included in the nationwide gasoline and diesel pool. More specifically, the RFS required a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increased each year, from 4 billion gallons per year in 2006 to 16.55 billion gallons per year in 2013. The 2005 Act required the Environmental Protection Agency (or USEPA), beginning in 2006, to publish “renewable fuel obligations” applicable to refiners, blenders', and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consists of a single applicable percentage that applies to all categories of refiners, blenders', and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of gasoline it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period did not begin until September 1, 2007. The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010. No differentiation was made among the various types of renewable fuels (such as biodiesel or ethanol).

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

Source: www.epa.gov/OMS/renewablefuels/rfs2-4standards.pdf

The actual biomass based diesel production in the United States for the years 2005 through 2013, compared to the federal mandate for each year, is shown in the following chart.

Biomass Based Diesel Production Source: 2005 thru 2010 is reported by the National Biodiesel Board; 2011 thru 2013 is reported by the USEPA at www.epa.gov/otaq/fuels/rfsdata/2011emts.htm, www.epa.gov/otaq/fuels/rfsdata/2012emts.htm, and http://www.epa.gov/otaq/fuels/rfsdata/2013emts.htm.

Biodiesel production in 2009, 2011, 2012, and 2013 exceeded the federal mandate for those years, whereas 2010 production was less than 50% of the 2010 mandate. We do not have an estimate of biodiesel production in 2014, although the RFS2 mandate has been proposed by the EPA to remain unchanged at 1.28 billion gallons for the year.

Other Federal Incentives

Agencies of the United States government, including the Department of Energy, the USEPA, the Internal Revenue Service, the Department of Agriculture, and the Department of Transportation, offer biodiesel incentives in addition to the mandate discussed above. Some of these federal incentives do not directly reduce the net cost of producing or blending biodiesel but do increase the demand for biodiesel. For example, tax credits are available under the Internal Revenue Code for investment in qualifying refueling property, the USEPA will pay 50-100% of the cost for schools to upgrade and/or replace their buses, and programs administered by the Department of Energy indirectly require government fleet operators to purchase substantial amounts of biodiesel.

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

Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oil and other non-agricultural biodiesel). For example, blenders' that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit. The tax incentive generally was taken by petroleum distributors and was substantially passed on to the customer. It was designed to lower the cost of biodiesel to the consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and then to December 31, 2009 through the Emergency Economic Stabilization Act of 2008. Additionally, the Emergency Economic Stabilization Act of 2008 qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease.

The 2005 Act also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons, of $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold. Our 2011 biodiesel production capacity did not exceed 60 million gallons and we qualified for this credit. This credit expired at December 31, 2011 but was subsequently reinstated as further discussed below.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies. For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems. We were the recipient of a portion of these grants. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Department of Energy Grant” beginning at page 36 below.

The $1.00 per gallon blender tax credit expired on December 31, 2009. However, in December 2010, the credit was reinstated retroactive to January 1, 2010 and extended through December 31, 2011 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The $1.00 per gallon blender tax credit along with the small agri-biodiesel producers tax credit were further retroactively reinstated for 2012 and extended through December 31, 2013 by the American Taxpayer Relief Act of 2012 signed into law on January 3, 2013. On December 31, 2013, the $1.00 per gallon blender tax credit expired and has not been reinstated.

With the expiration of the $1.00 per gallon blender tax credit, demand for our biodiesel and the price we are able to charge for it may be significantly reduced, harming our revenues, and potentially having a material adverse effect on our biodiesel business. See “Risk Factors” beginning at page 19 below.

The federal government also offers other programs that benefit our biofuels segment, such as the alternative fuel infrastructure credit, the clean school bus program, and the national clean diesel program.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2013. However, we intend to apply for the credit in future years when and as such credit is available.

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

Quality

For quality specification purposes, and to qualify for the mandate, biodiesel must meet the requirements of American Society for Testing and Materials (ASTM) D6751. This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware. See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Robert L. McCormick, Teresa Alleman, Aaron Williams, Yoshio Coy, Andrew Hudgins, and Wendy Dafoe, October 2009. All biodiesel manufactured at our Batesville plant is tested in on-site quality control laboratories and confirmed to meet and typically exceed the ASTM D6751 standard. The ability of our biodiesel to meet stricter specifications than the industry standards enables us to sell to a broader customer base than our competitors who may not meet those stricter requirements.

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

The ISO 9000 family of standards represents an international consensus on good quality management practices. It consists of standards and guidelines relating to quality management systems and related supporting standards. ISO 9001 is the standard that provides a set of standardized requirements for a quality management system, regardless of what the user organization does, its size, or whether it is in the private or public sector. It is the only international standard against which organizations can be certified, although certification is not a compulsory requirement of the standard. Our plant is an ISO 9001 accredited production facility for both chemicals and biofuels.

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders', and importers. Renewable Identification Numbers (or RINs) are the mechanism for ensuring that the prescribed levels of blending are reached. As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (or EMTS) where a series of numbers (i.e., a RIN) is assigned to their product. Assignment is made according to guidelines established by the USEPA. Currently, 1½ RINs are assigned for each gallon of biodiesel produced. When biofuels change ownership to the refiners, importers, and blenders' of the fuel, the RINs are also transferred. The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended. The refiners, importers, and blenders' generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period. However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuel.

We generate RINs with our biodiesel. If we sell biodiesel unblended, the RIN attaches to the fuel and is sold with the biodiesel. If we blend the biodiesel with petrodiesel in blends of B80 or less (for example, B5 or B20), we can either sell the RINs with our blended biodiesel or we can sell them as a separate, free-standing instrument removed from the biodiesel. The decision of whether or not to separate the RINs from the blended biodiesel depends on the desires of the customer and market conditions for separated RINs, particularly, market prices. While biodiesel RINs continue to be traded through market makers, no assurances can be given that a separate market for RINs will be sustained or what value will be realized upon the sale of biodiesel RINS.

The EPA issued a proposed rule on February 21, 2013 to establish a voluntary Quality Assurance Program (QAP) to verify the validity of renewable identification numbers under the RFS Program. Two options have been proposed to verify RINs, Program A and Program B. Program A requires ongoing monitoring for many of the components of RIN generation. Program B is less stringent, requiring quarterly monitoring. The choice of programs provides flexibility in how parties choose to manage the risk of transferring or using invalid RINs and cost.

We voluntarily registered as a QAP B participant in 2013 and all of our 2013 RINs have been certified under this proposed rule. RINs audited prior to the effective date of the final rule would not necessarily be deemed “verified” under the terms of the final rule. RINs could only be deemed “verified” after the final rule goes into effect, and after the EPA approved the QAP that was used in the audit process. The EPA’s stated intention, however, is that the provisions and requirements proposed in this notice of proposed rule making would apply to RINs verified prior to the final rule, and any changes in the final rule to the proposed provisions would apply only to RINs verified after the final rule is effective. See: http://www.epa.gov/otaq/fuels/renewablefuels/qap.htm.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. The RFS2 2012 mandate will result in excess of 100 million gallons of glycerin being produced by the biodiesel industry in 2013. See http://www.benchmarkenergy.com. As a result of this influx of glycerin from biodiesel production, U.S. glycerin markets have been and will be significantly affected. The crude glycerin as generated from biodiesel production is impure and of little economic value. See http://www.extension.org/pages/29264/new-uses-for-crude-glycerin-from-biodiesel-production. Biodiesel producers may sell their crude glycerin to large refineries for upgrading. However, because of the influx of crude glycerin into the market from biodiesel producers, such producers are receiving only a few cents per pound for this byproduct. Crude glycerin can be refined into a pure form and then used in the specialty chemical, food, pharmaceutical, and/or cosmetic industries. However, because the food, pharmaceutical, and cosmetic industries require USP grade glycerin, some biodiesel producers must seek alternative markets for its sale. Production of an industrial grade of glycerin suitable for specialty chemical applications is less expensive than production of the USP grade required for food, pharmaceutical, and cosmetic applications. Production of an industrial grade of glycerin is a potential alternative to the costly disposal of crude glycerin or the relatively expensive certification required to produce an USP grade glycerin.

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

In 2012, the rate of methanol recovery from our glycerin increased, thereby reducing the quantities of crude glycerin burned as waste fuel or treated in our wastewater treatment facilities. In 2014 we plan to produce a high assay industrial grade of glycerin that will have higher value specialty chemical applications. We had planned to complete this project in 2013, however, resources were directed to other speciality chemical construction projects. No assurances can be given that we will be successful in this endeavor.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We utilize distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. We aggregate and sell biodiesel residue to multiple customers.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of October 18, 2013, there were 195 biodiesel plants in existence in the United States. These plants had a combined annual nameplate production capacity of 2,932 million gallons. An additional 11 plants were under construction with a combined nameplate production capacity of 285 million gallons, for a total built-out capacity of 3,217 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/existing/ and http://www.biodieselmagazine.com/plants/listplants/USA/construction/. This is approximately three times the total biodiesel production capacity in 2013 and approximately two and a half times more than the proposed federal mandate for 2013 and 2014.

The majority of this nameplate production capacity was built to use higher cost crude vegetable oil, usually soybean oil, as its only feedstock. We believe many of these biodiesel plants were constructed in haste and were either poorly built, built with deficient technology, built in an area with poor logistics, or a combination of the foregoing. These factors, plus the contraction of the biodiesel industry in 2009 and 2010, caused many of these biodiesel plants to fail. We believe many of the biodiesel plants that shut down may experience difficulty in restarting production due to insufficient working capital, poor logistics that make them less competitive, and a limited ability to run lower cost feedstocks without significant capital improvements. As such, we do not believe that stated nameplate capacity of all of the biodiesel plants as set forth above is the practical production capacity in the United States, but rather we believe the practical production capacity may be substantially less than the stated nameplate capacity.

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used. Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes such as farming, residential/commercial heating oil and power generation.

We currently market our biodiesel products by truck, rail and barge directly to customers in the United States. Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States for transportation and home heating fuel usage. Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

For the twelve months ended December 31, 2013 and 2012, one of our customers represented approximately 48% and 54% of our biofuels revenues (30% and 29% of total revenues), respectively, with the remaining biofuels revenues spread across multiple other customers. We do not have a contract with our primary customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers; and (iii) the prices we receive from this customer are based upon then-market rates.

Competition

We compete with other producers of biodiesel, both locally, regionally, and nationally. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality and RIN integrity, i.e., the degree of confidence the market maintains in the validty of a biodiesel producer’s RINs. The largest producers of biodiesel in the United States in 2013 were Renewable Energy Group, Inc., RBF Port Neches LLC, GreenHunter BioFuels LLC, Imperium Grays Harbor, Green Earth Fuels of Houston LLC, Archer Daniels Midland Co., Delta BioFuels Inc., Louis Dreyfus Agricultural Industries LLC, Felda IFFCO LLC, and Peter Cremer North America LP. Additionally, we compete with numerous other smaller producers, including four biodiesel plants in the state of Arkansas and several operating facilities in surrounding states.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel. For example, biotech company LS9 Inc. announced that it is producing renewable diesel fuel from E. coli excrement. See http://www.prweb.com/releases/2010/07/prweb4324034.htm. UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the conversion of natural oils and wastes to green diesel, and for producing renewable jet fuel from natural feedstocks. See http://www51.honeywell.com/honeywell/news-events/case-studies-n3n4/jet_fuel_technology.html?c=36. Furthermore, the recent emergence of significant new supplies of natural gas in the U.S., primarily as a result of shale gas development, has increased the awareness of natural gas as a key component of the domestic U.S. energy supply and has lowered natural gas prices. Natural gas use in the transportation sector is likely to increase. See http://mitei.mit.edu/publications/reports-studies/future-natural-gas. Increased usage of natural gas may lead to declines in the demand for petrodiesel and biodiesel.

We cannot give any assurances that renewable diesel fuel, green diesel, natural gas or some other product produced by these or similar competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Without government incentives and requirements, biodiesel would likely be more expensive than petroleum-based diesel, making it difficult for biodiesel to compete with petroleum based diesel on price.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base which includes crude corn oil producers and pork, chicken and beef rendering facilities from both national and regional suppliers. Crude corn oil has been sourced from several national and regional producers. All feedstocks are currently supplied by either rail or truck. We believe that an adequate supply of feedstocks can be sourced to support our anticipated production.

We sell biodiesel from our plant site as well as ship it to liquid bulk storage facilities for further distribution. Sales from our plant site are made by railcar and tank truck. Biodiesel is being delivered by Company-owned tank trucks and common carriers to a liquid bulk storage facility leased by us for distribution there and for further transportation by barge or tank truck.

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in northern and midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel. This seasonal fluctuation has been strongest for biodiesel made from animal fats and used cooking oils. Biodiesel made from such feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from vegetable oils such as soybean, canola, or crude corn oil. This higher cloud point may cause cold weather performance issues. This historical seasonality appears to be decreasing as biodiesel blends are used in cold midwestern states, like Illinois, throughout the year.

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease. We experienced this type of seasonal fluctuation in the fourth quarter of 2012, resulting in reduced profitability on biodiesel.

Outlook for the Biodiesel Industry/Our Future Strategy

Prior to 2009, the biodiesel industry had enjoyed significant growth. However, producers who manufacture biodiesel solely from soybean oil have seen their feedstock costs rise dramatically since 2006 as discussed above. As the relative cost of biodiesel increased due to rising prices of feedstocks (and other production related costs), and the blenders’ credit terminated at the end of 2009 (with uncertainty at the time about its reinstatement), the production of biodiesel in the United States decreased in 2009 and 2010, also as discussed above. Biodiesel production increased again in 2011 with the reinstatement of the blenders’ credit. The blenders’ credit expired again at the end of 2011, but was reinstated retroactively for 2012 and extended through December 31, 2013 in January of 2013. There remains uncertainty as to the long-term availability of the blenders’ credit and the impact this uncertainty will have on the biodiesel industry. The profitability of our biodiesel increased during 2013 as a result of reinstatement of the blenders’ credit, but the blenders’ credit expired on December 31, 2013 and has not been reinstated. The expiration of this credit may materially reduce the quantities of biodiesel demanded during 2014 and further into the future and and may reduce the price customers are willing to pay for the product.

Given the uncertainty surrounding the blenders’ credit and the high cost of soybean oil, researchers generally agree that producers who manufacture biodiesel solely from soybean oil have been adversely affected and that the U.S. biodiesel market will transition to larger plants, alternative feedstocks and second generation technologies, resulting in a consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. We believe that producers who are proactive in responding to these changes can benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies. See http://www.emerging-markets.com/biodiesel/index.html.

Our future strategy for our biofuels segment is geared towards these responses. For example, in 2009, we commercialized two biobased solvents: FUTURESOL MME and FUTURESOL Glysol, which we are marketing. In addition, we redesigned our continuous line to produce biodiesel from lower cost feedstock with high free fatty acids. Debottlenecking has increased the annual capacity to in excess of 58 million gallons per year. Projects are currently in progress to further debottleneck the plant to run at higher rates. We intend to expand our biodiesel capacity utilizing available facilities as market conditions dictate. We expect that all future capacity will be operated primarily in continuous processing mode to realize operating economies of scale and optimum throughput. Furthermore, we expect existing and future processes will accommodate a wide range of feedstock oils, allowing optimization relative to supply and pricing.

Notwithstanding our future strategy, our continued production of biodiesel may be severely limited or eliminated entirely in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 18 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for individual customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, and process improvement. Our custom products are manufactured by continuous production, dedicated batch or general purpose batch mode depending on the volumes required.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas and specialty polymers. Within this portfolio of products, two large products or product families which are generally produced throughout the year are: (i) a bleach activator for a major detergent and consumer products manufacturer; and (ii) a proprietary herbicide (and intermediates) for a major life sciences company. Furthermore, this portfolio also contains a number of additional products most of which may be produced intermittently in a “batch campaign” mode, for diverse customers and end markets.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application. This portfolio includes a family of polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications. In addition, we have recently been successful in growing our performance chemical business through new product development. New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, glycerol formal and phenol sulfonic acid. In 2014 we expect this product line will include a high assay, industrial grade of glycerin. Additionally, in 2014 this product line may also include multi-customer sales of a bleach activator product and sales of a generic herbicide we have recently begun to market.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency and capacity utilization to maximize earnings. The ability to utilize large scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities.

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. These products are generally non-cyclical; however, in the case of our custom manufacturing business, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy. In many cases, we may be unable to increase or maintain our level of sales revenue for these products.

Presently, all sales of the bleach activator are made to The Procter & Gamble Company pursuant to a multi-year supply agreement that was effective April 1, 2008 and recently extended through 2016 (see below). Sales of the bleach activator totaled $56,596,000, $60,710,000, and $70,179,000 for the years ended December 31, 2013, 2012, and 2011, respectively. On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer. Among other things, the amendment: (i) extended the terms of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement) and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. We continue to work collaboratively with our customer to assess their future demand which may continue to decline.

All sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide are made to Arysta LifeScience North America Corporation. Sales of this herbicide and its intermediates totaled less than 10% of our revenues in 2013 and 2012 and totaled $38,925,000 for the year ended December 31, 2011. Ostensibly due to increased generic competition, in 2011 the customer initiated discussions to, among other things, reduce volumes and/or prices of the herbicide and intermediates. During 2012, the customer reduced its purchase volumes by approximately 38% of 2011 levels and further reduced its purchase volumes in 2013. We do not know the volumes of these products which ultimately will be sold to this customer in 2014. Our contracts with our customer automatically renewed for successive one-year periods, subject to the right of either party to terminate the contract. We exercised our rights to terminate these contracts, effective September 1, 2013 for the proprietary herbicide and October 1, 2013 for the intermediates. We anticipate that we will continue to do business with our customer after those dates provided we can reach mutually acceptable terms. No definitive agreement has been reached at this time.

None of our other chemical customers represented 10% or more of our revenues from our chemical segment.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies. As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China. We compete with these and other producers primarily based on price, customer service, technology, quality and reliability. Our major competitors in this segment include large multi-national companies with specialty chemical business units and smaller independent producers. The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources. We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, reputation and financial strength.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site. Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate. In 2013 we continued to actively seek patents for our performance chemicals business in the United States, Canada, Mexico, the European Union and Japan. We were awarded our first patent in 2012 and another in 2013 by the United States.

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

Research and Development

We devote considerable resources to our research and development programs which are primarily targeted towards three objectives:

●	innovating, developing and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products;
●	developing and improving processes for custom manufacturing products; and
●	innovating, developing and improving performance chemical products and manufacturing processes.

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, design and process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety to design and scale-up safe chemical manufacturing processes. We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated biobased specialty products and expanding our performance chemicals product line.

Research and development expense incurred by us for the years ended December 31, 2013, 2012, and 2011 were $3,444,000, $3,444,000, and $3,512,000, respectively. Substantially all of such research and development expense are related to the development of new products, services and processes or the improvement of existing products, services and processes.

Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies. Biofuel and chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

●	require acquisition of permits regarding discharges into the air and discharge of waste waters;
●	place restrictions on the handling and disposal of hazardous and other wastes; and
●	require capital expenditures to implement pollution control equipment.

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

Our cash expenditures related to environmental protection and improvement were approximately $9,798,000, $9,759,000, and $10,287,000 for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Workforce

Our executive management team at our Batesville plant consists of individuals with a combined 80 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of over 25 years in the chemical industry.

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 2.8% annually since 2007. We believe that we have good relations with our employees.

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

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2013	$430,096	$14,823	$444,919
Year ended December 31, 2012	$338,307	$13,522	$351,829
Year ended December 31, 2011	$295,780	$14,105	$309,885

For the years ended December 31, 2013, 2012, and 2011, revenues from Mexico accounted for 3%, 3%, and 4%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2013, 2012, and 2011 did not exceed 1% of our total revenues.

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

Risks Associated With Our Business Activities

The federal excise tax credit for biodiesel expired on December 31, 2013 and Congress has not enacted legislation to extend this credit. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent).  For example, blenders' that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit.  The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008. The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a $1.00 per gallon tax credit, including biodiesel made from non-virgin feedstocks such as yellow grease. Most recently, the biodiesel tax credit was extended to December 31, 2013, but expired on that date. No reinstatement of the credit has been made to date.

If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel.  As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

Our biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates. If any of the state or federal laws and regulations relating to the government subsidies and mandates change, including failure to reinstate the $1.00 per gallon federal biodiesel blenders’ tax credit, our ability to benefit from our alternative fuels business could be harmed.

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

As of this filing, the EPA has not finalized the 2014 RFS2 volume mandate and has only proposed to maintain the same volume mandate for biomass-based diesel for 2014 and 2015 as was adopted for 2013 at 1.28 billion gallons.

The industries in which we compete are highly competitive.

The biodiesel and specialty chemical industries are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel and chemical needs of industry and individual customers. We compete with other firms in the sale or purchase of various goods or services in many national and international markets. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the expected commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

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

According to Biodiesel Magazine, as of October 18, 2013 biodiesel production in the United States totaled over 2.9 billion gallons in nameplate capacity and an additional 285 million gallons were under construction. Such totals indicate production capacity well in excess of the current 1.28 billion gallons per year RFS2 mandate for 2014. The excess of production capacity over the 2014 mandate could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

The European Commission has imposed anti-dumping and countervailing duties on biodiesel blends imported into Europe, which have effectively eliminated our ability to sell those biodiesel blends in Europe.

In March 2009, as a response to the federal blenders’ tax credit, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated European demand for B20 or higher blends imported from the United States. The European Commission extended these tariffs through 2014. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes;
●	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions; and
●	the overall economic environment.

These factors and the volatility of the commodity markets make it extremely difficult to predict future alternative fuel price movements with any certainty. There may be a decrease in the demand for our products or services and our profitability could be adversely affected.

We are reliant on certain strategic raw materials for our operations.

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, biodiesel feedstocks and methanol) for our operations. We have implemented certain risk management tools, such as multiple suppliers and hedging, as appropriate, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

All sales of the bleach activator are made to The Procter & Gamble Company and totaled $56,596,000, $60,710,000, and $70,179,000 for the years ended December 31, 2013, 2012, and 2011, respectively. This customer represented approximately 13% of our revenues for the year ended December 31, 2013. The loss of this company as customer would have a material adverse effect on us.

On August 28, 2012, we signed an amendment to our existing agreement with the customer. Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement), and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. Revenues from the bleach activator decreased 7% in the year ended December 31, 2013 compared to the year ended December 31, 2012. We continue to work collaboratively with The Procter & Gamble Company to assess their future demand, which demand may continue to decline.

Additionally, sales of biodiesel to one customer represented approximately 48% of our biofuels revenues (30% of total revenues) for the year ended December 31, 2013 as compared to 54% (29% of total revenues) for the year ended December 31, 2012 . We do not have a contract with this customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates.

Changes in technology may render our products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput. Additionally, new supplies of natural gas in the U.S., primarily as a result of shale gas development, have lowered natural gas prices. Lower natural gas prices may lead to increased use of natural gas as a transportation fuel. Increased usage of natural gas in the transportation market, or other markets which have traditionally utilized petrodiesel or biodiesel, may lead to declines in the demand for petrodiesel and biodiesel. Lastly, new and more active compounds may be discovered that require less volume or different manufacturing methods, or the end products may become obsolete and be replaced with differeing materials.

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

In most cases we are not capable of hedging raw material and/or finished products for our chemicals segment. Certain of our products are produced under manufacturing agreements with our customers which provide us the contractual ability to pass along raw material price increases. However, we do not have this protection for all product lines within the chemicals segment. If we do not manage or are not capable of managing escalating raw material prices and/or passing these increases along to our customers via increased prices for our finished products, we may incur losses.

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

Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

●	operating a significantly larger combined organization;
●	consolidating corporate technological and administrative functions;
●	integrating internal controls and other corporate governance matters; and
●	diverting management’s attention from other business concerns.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2013 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 2013, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,342,830 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

The market price for our common stock may also be affected by various factors not directly related to our business or future prospects, including the following:

●	a reaction by investors to trends in our stock rather than the fundamentals of our business;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
●	the interest of the market in our business sector, without regard to our financial condition, results of operations, or business prospects;
●	positive or negative statements or projections about us or our industry by analysts and other persons;
●	the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and
●	economic and other external market factors, such as a general decline in market price due to poor economic conditions, investor distrust, or a financial crisis.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The high and low sales price on the NYSE for our shares of common stock for the period January 1, 2012 through December 31, 2013 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2012 – March 31, 2012	$13.10	$10.38
April 1, 2012 – June 30, 2012	$11.47	$9.01
July 1, 2012 – September 30, 2012	$12.79	$9.25
October 1, 2012 – December 31, 2012	$12.46	$10.29
January 1, 2013 – March 31, 2013	$14.08	$12.04
April 1, 2013 – June 30, 2013	$15.11	$11.69
July 1, 2013 – September 30, 2013	$18.82	$13.87
October 1, 2013 – December 31, 2013	$19.09	$14.76

As of March 1, 2014, there are 43,342,830 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 306 holders of record on March 14, 2014 as recorded on our transfer agents’ register. However, we believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. Based on such criteria, we paid special cash dividends in 2012 and 2013 as follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$1.20	December 3, 2012	December 17, 2012	November 14, 2012
$0.25	December 2, 2013	December 16, 2013	November 20, 2013

We declared and paid regular cash dividends for the remainder of 2012 and 2013 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.10	March 1, 2012	March 15, 2012	November 17, 2011
$0.10	June 1, 2012	June 15, 2012	November 17, 2011
$0.10	September 4, 2012	September 18, 2012	November 17, 2011
$0.10	December 3, 2012	December 17, 2012	November 17, 2011
$0.11	March 1, 2013	March 15, 2013	November 14, 2012
$0.11	June 3, 2013	June 17, 2013	November 14, 2012
$0.11	September 3, 2013	September 17, 2013	November 14, 2012
$0.11	December 2, 2013	December 16, 2013	November 14, 2012

We have also declared dividends for 2014 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.12	March 3, 2014	March 14, 2014	November 20, 2013
$0.12	June 2, 2014	June 13, 2014	November 20, 2013
$0.12	September 2, 2014	September 12, 2014	November 20, 2013
$0.12	December 1, 2014	December 12, 2014	November 20, 2013

No assurances can be given that we will declare or pay dividends for years after 2014.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2013, we issued options to purchase 940,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,611	$11.70	1,689,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2009 through December 31, 2013 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860. The companies in this industry group are: Aemetis Inc., All Energy Corp., American Jianye Greentech Holdings Inco, Amyris Inc., Benchmark Energy Corp., Biofuel Energy Corp., Bioneutral Group Inc., Biopower Operations Corp., Bluefire Renewables Inc., Celanese Corp., China Clean Energy Inc., Clean Tech Biofuels Inco., Codexis Inc., Eastman Chemical Company, Ecotech Energy Group Inc., Ethanex Energy Inc., Evolution Fuels Inc., Global Energy Inc., Green Plains Renewable Energy Inco., Greenshift Corp., HKN Inc., Innophos Holdings Inc., International Flavors & Fragrances Inco., Kior Inc., KMG Chemicals Inc., Koppers Holdings Inc., Kreido Biofuels Inc., New America Energy Corp., Newmarket Corp., Originoil Inc., Pacific Ethanol Inc., Panda Ethanol Inc., Parabel Inc., Petrologistics Limited Partnership, Red Trail Energy Limited Liability Company, Renewable Energy Group Inc., Rex American Resources Corp., Stevia First Corp., Syntec Biofuel Inc., and Westport Energy Holdings Inc.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2013 in transactions that were not registered under the Securities Act.

On February 10, 2011, we filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million. This registration statement became effective on March 10, 2011. Pursuant to this registration statement, on May 11, 2011, we commenced an At-the-Market offering under which we may from time to time over the succeeding three years sell up to 3 million shares of our common stock. The underwriter was Stifel, Nicolaus & Company, Incorporated. During 2011, 2012, and 2013, we issued the following shares of our common stock pursuant to this At-the-Market offering. On February 6, 2013, we announced the completion of the sale of shares of our common stock under the At-the-Market offering.

Quarter Ended	Number of Shares Sold	Net Proceeds	Compensation to Underwriter
June 30, 2011	1,313,985	$15,763,000	$488,000
September 30, 2011	0	$0	$0
December 31, 2011	0	$0	$0
March 31, 2012	0	$0	$0
June 30, 2012	0	$0	$0
September 30, 2012	0	$0	$0
December 31, 2012	91,143	$1,074,000	$33,000
March 31, 2013	1,594,872	$19,292,000	$599,000
Aggregate, March 31, 2013	3,000,000	$36,129,000	$1,120,000

Purchase of Securities by Us

During 2013 neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6. Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2009, 2010, 2011, 2012, and 2013. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.

(Dollars in thousands, except per share amounts)

Item	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
Operating Revenues	$444,919	$351,829	$309,885	$219,183	$196,711
Net income	$74,034	$34,304	$34,509	$23,094	$16,992
Earnings per common share:
Basic	$1.71	$0.83	$0.85	$0.63	$0.60
Diluted	$1.71	$0.83	$0.84	$0.62	$0.58
Total Assets	$414,447	$355,237	$385,244	$343,156	$246,007
Long-term obligations	$45,461	$58,669	$61,207	$46,674	$34,842
Cash dividends per common share	$0.69	$1.60	$0.40	$0.80	$0.30
Net cash provided by operating activities	$62,454	$64,888	$50,429	$17,839	$25,883
Net cash provided by (used in) investing activities	$(24,111)	$(32,613)	$(51,367)	$(30,767)	$21,430
Net cash provided by (used in) financing activities	$(10,617)	$(63,283)	$(374)	$38,473	$(9,256)

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2013, 2012, and 2011 are set forth in the following table.

(Dollars in thousands)

	2013	2012	2011
Net cash provided by operating activities	$62,454	$64,888	$50,429
Net cash used in investing activities	$(24,111)	$(32,613)	$(51,367)
Net cash (used in) provided by financing activities	$(10,617)	$(63,283)	$(374)

Operating Activities

Cash provided by operating activities decreased from $64,888,000 in 2012 to $62,454,000 in 2013, a net decrease of $2,434,000. This decrease was primarily attributed to : (i) the timing of collections of accounts receivable including those due from related parties; (ii) changes in income tax receivable and income tax payable; and (iii) deferred revenue. In 2013, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $10,467,000. In 2012, accounts receivable, including accounts receivable due from related parties, increased cash provided by operating activity by $12,895,000. This decrease was primarily due to the timing and amount of receipts of customer payments. Additionally, an increase in our income taxes receivable balance combined with the decrease in our income taxes payable reduced cash provided by operating activities by $15,352,000 in 2013. In 2012, income taxes payable reduced cash provided by operating activities by $503,000. This change was largely the result of changing our position with respect to the inclusion of the benefit from the $1 biodiesel blenders' tax credit in taxable income. Historically, we included the benefit in taxable income on our federal and state income tax returns. We changed our position in the fourth quarter of 2013 for tax years 2010 through the current year. The anticipated amendments to the income tax returns have given rise to an increased income tax receivable. Lastly, deferred revenue decreased cash provided by operating activities by $14,734,000. In 2012, deferred revenue increased cash provided by operating activities by $941,000. This change is primarily the result of our graphite anode material customer notifying us that they were terminating our contract effective August 9, 2014. We assessed the carrying value of our fixed assets and deferred revenue associated with this product and recorded an impairment loss on the fixed assets and a reduction in the deferred revenue balance.

Mostly offsetting these reductions in cash from operating activities was: (i) accounts payable, including accounts payable to related parties; (ii) accrued expenses and other current liabilities, including accrued expenses and other current liabilities for related parties; and (iii) impairment of fixed assets. In 2013, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $692,000. In 2012, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $5,212,000. This change was primarily attributable to differences in the timing and amount of payments to suppliers. In 2013, accrued expenses and other current liabilities, including accrued expenses and other current liabilities for related parties increased cash provided by operating activities by $4,212,000. In 2012, accrued expenses and other current liabilities, including related parties increased cash provided by operating activities by $325,000. This change is a result of the timing and amount of services provided and not yet invoiced. In 2012, there were no impairments of fixed assets that required an adjustment to net income from cash from operating activities. In 2013, there were impairments of $18,102,000 primarily related to the graphite anode material plant and equipment.

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

Partially offsetting these increases in cash provided by operating activities in 2012 were decreases attributable to: (i) accounts payable, including accounts payable to related parties; (ii) income taxes payable; and (iii) deferred revenue. In 2011, accounts payable, including accounts payable to related parties, increased cash provided by operating activities by $6,592,000. In 2012, accounts payable, including accounts payable to related parties, decreased cash provided by operating activities by $5,212,000. This change was primarily attributable to differences in the timing and amount of payments to suppliers. In 2011, income taxes payable, combined with income taxes receivable, increased cash provided by operating activities by $1,642,000. In 2012, income taxes payable decreased cash provided by operating activities by $503,000. This change was a result of the timing and amount of our income tax payments. In 2011, deferred revenue increased cash provided by operating activities by $12,124,000. In 2012, deferred revenue increased cash provided by operating activities by $941,000. This change occurred as the construction related to capital projects we undertook on behalf of certain of our customers was largely completed and payments for those capital expenditures were received.

Investing Activities

Cash used in investing activities decreased from $32,613,000 in 2012 to $24,111,000 in 2013. This decrease was primarily attributable to a reduction in the net purchases of marketable securities in 2013 compared to 2012. Such purchases totaled a net $26,258,000 in 2012 and decreased to total net purchases of $7,000,000 in 2013. Partially offsetting this was an increase in cash used for capital expenditures from $9,112,000 in 2012 to $18,542,000 in 2013. This increase was attributable to certain capital projects undertaken and completed in 2013 on behalf of certain of our customers. Our capital expenditures and customer reimbursements are summarized in the table below.

(Dollars in thousands)

	2013	2012
Cash paid for capital expenditures	$18,542	$9,112
Cash received as reimbursement of capital expenditures	(12,172)	(1,326)
Cash paid, net of reimbursement, for capital expenditures	$6,370	$7,786

Cash used in investing activities decreased from $51,367,000 in 2011 to $32,613,000 in 2012. This decrease was primarily attributable to a reduction in the net purchases of marketable securities in 2012 compared to 2011. Such purchases totaled a net $47,124,000 in 2011 and decreased to total net purchases of $26,258,000 in 2012. Additionally, capital expenditures decreased from $23,208,000 in 2011 to $9,112,000 in 2012. This decrease was attributable to the completion of certain capital projects undertaken on behalf of certain of our customers. Our capital expenditures and customer reimbursements are summarized in the table above. Partially offsetting these decreases in cash used in investing activities was a $21,086,000 change in restricted cash incurred in 2011 that was not experienced in 2012. We did not have restricted cash at December 31, 2011 or in 2012.

Financing Activities

Cash used in financing activities decreased from $63,283,000 in 2012 to $10,617,000 in 2013. This decrease was primarily due to decreased dividends paid in 2013 compared to 2012 and an increase in proceeds from the issuance of stock in 2013 compared to 2012. In 2013, we paid $29,904,000 in dividends on our common stock including a special dividend payment of $0.25. Dividend payments in 2012 included a special dividend payment of $1.20 per common share and totaled $66,538,000. Additionally, cash proceeds from the issuance of common shares as part of our At-the Market offering and cash received from options exercised was $3,149,000 in 2012. In 2013, such net proceeds totaled $19,292,000.

Cash used in financing activities increased from $374,000 in 2011 to $63,283,000 in 2012. This increase was primarily due to an increase in dividends paid in 2012 compared to 2011 and a decrease in proceeds from the issuance of stock in 2012 compared to 2011. In 2011, we paid $16,254,000 in dividends on our common stock. Dividend payments in 2012 included a special dividend payment of $1.20 per common share and totaled $66,538,000. Additionally, in 2011, we generated $15,872,000 in net proceeds from the issuance of common shares as part of our At-the-Market offering. In 2012, such net proceeds totaled $1,074,000.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2013.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be more than 3:1. We had no borrowings under this credit facility at December 31, 2013, 2012, or 2011.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Department of Energy Grant

We entered into a contract with a customer to design, construct, and operate a commercial-scale plant to produce intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries. In connection with this contract, we applied for a financial assistance award under the Electric Drive Vehicle Battery and Component Manufacturing Initiative administered by the Department of Energy National Energy Technology Laboratory on behalf of the Office of Energy Efficiency and Renewable Energy. An award was granted to us in the amount of $12,600,000, which we accepted on July 27, 2010. The funds were to be used to modify existing idle assets and to acquire and construct new assets to be used for the production of specialized materials for lithium-ion batteries for electric cars and other applications. We received grant monies on a cost share basis as we incurred construction-related expenditures.

On July 29, 2013, FutureFuel received notice from a chemicals segment customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel does not expect additional material to be produced or sold in 2013 or 2014 under that agreement. Termination of this sales contract also may affect the terms of the grant received by FutureFuel from the U.S. Department of Energy related to construction of the equipment utilized to produce the intermediate anode powder. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580,000 for the equipment and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160 in the third quarter of 2013. The net impact of this impairment was recorded in cost of goods sold for $1,420,000. FutureFuel’s customer remains liable for the payment of a minimum take or pay quantity per the terms of the sales agreement through the termination date.

Dividends

In 2013, we declared a special cash dividend aggregating $0.25 per share on our common stock, with a record date and payment date previously discussed. The special cash dividend amounted to $10,835,000. We also paid regular cash dividends aggregating $0.44 per share on our common stock, with record dates and payment dates as set forth above. The regular cash dividends amounted to $19,069,000, for total dividends paid by us in 2013 of $29,904,000.

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

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our At-the-Market offering, we accumulated excess working capital. Some of this excess working capital was paid out in 2011, 2012, and 2013 as special cash dividends and as regular cash dividends. Regular cash dividends will also be paid in 2014 as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2013 and 2012, we also had investments in certain preferred stock, trust preferred securities and other equity instruments. In 2013, we also had investments in exchange traded debt. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $104,271,000 and $86,618,000 at December 31, 2013 and 2012, respectively.

We also maintained a position in auction rate securities at December 31, 2012. We have selectively made investments in certain auction rate securities that we believed offered sufficient yield along with sufficient liquidity. To date, all the auction rate securities in which we have invested have maintained a mechanism for liquidity, meaning that the respective auctions have not failed, the issuers have called the instruments, or a secondary market exists for liquidation of the securities. We have classified these instruments as current assets in the accompanying consolidated balance sheet and carried them at their estimated fair market value. The fair value of these instruments approximated their par value and, including accrued interest, totaled $1,150,000 at December 31, 2012. No such investments were held at December 31, 2013.

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

Until the fourth quarter of 2013, we (and our predecessor at our Batesville plant) had been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1992.  As a result of generic competition from Asia and price pressure exerted by our customer, we terminated the existing contracts effective in September and October of 2013. We continue to to sell the proprietary herbicide to the customer under a tolling arrangement while negotiating a new agreement. No assurances can be given, however, that a new longer term agreement will be reached. Additionally, a provision within the terminated contracts allows us to offer the herbicide to other registered marketers of the product. Currently we are seeking additional customers for this product although no assurances can be given, that additional sales will be achieved.

In 2013, we completed a supply agreement with a major multi-national life sciences company to manufacture an intermediate to a new herbicide. The equipment utilized for this project is, in part, the equipment vacated from the termination of the contracts on the proprietary herbicide mentioned above. The contract is effective through December 31, 2016 and has a provision for two, two-year extensions at the customer’s option. No assurances can be given, however, that the agreement will be extended past 2016.

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

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base. The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon. This group of products also includes other sulfonated monomers and hydrotropes, specialty solvents, polymer additives, and chemical intermediates, such as glycerin.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account. In rare instances, we purchase biodiesel from other producers for resale. We have the capability to process multiple types of feedstock including vegetable oils, animal fats, and separated food waste oils. We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit. In 2010, we redesigned our continuous line to produce biodiesel from feedstock with high free fatty acids. By the end of 2011, daily production volumes from the redesigned line demonstrated a production capacity in excess of 35 million gallons of biodiesel per year. Debottlenecking has increased the annual capacity to in excess of 58 million gallons per year.

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the lack of permanency of government mandates and tax credits. See “Risk Factors” above.

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

Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Dollar Change	% Change
Revenues	$444,919	$351,829	$93,090	26.5%
Income from operations	$90,254	$46,092	$44,162	95.8%
Net income	$74,034	$34,304	$39,730	115.8%
Earnings per common share – basic	$1.71	$0.83	$0.88	106.0%
Earnings per common share – diluted	$1.71	$0.83	$0.88	106.0%
Capital expenditures (net of customer reimbursements and regulatory grants)	$6,370	$7,786	$(1,416)	(18.2% )
Adjusted EBITDA	$96,745	$52,474	$44,271	84.4%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve Month Ended December 31, 2013	Twelve Month Ended December 31, 2012
Adjusted EBITDA	$96,745	$52,474
Depreciation and amortization	(10,316)	(10,454)
Retroactive reinstatement of 2012 $1 blender credit	2,535	-
Non-cash stock-based compensation	-	(281)
Interest and dividend income	5,875	4,776
Interest expense	(24)	(27)
Loss on disposal of property and equipment	(261)	(63)
Gains/(losses) on derivative instruments	1,151	4,528
Gain/(losses) on marketable securities	1,646	3,927
Income tax expense	(23,317)	(20,576)
Net income	$74,034	$34,304

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve Months Ended December 31, 2013	Twelve Month Ended December 31, 2012
Adjusted EBITDA	$96,745	$52,474
(Benefit from)/Provision for deferred income taxes	(1,972)	1,827
Retroactive reinstatement of 2012 $1.00 blenders' credit	2,535	-
Impairment of fixed assets	18,102	-
Interest and dividend income	5,875	4,776
Income tax expense	(23,317)	(20,576)
Gains (losses) on derivative instruments	1,151	4,528
Change in fair value of derivative instruments and marketable securities	(617)	(1,506)
Changes in operating assets and liabilities, net	(36,048)	23,368
Other	-	(3)
Net cash provided by operating activities	$62,454	$64,888

Revenues

Revenues for the year ended December 31, 2013 were $444,919,000 as compared to revenues for the year ended December 31, 2012 of $351,829,000, an increase of 26%. Revenues from biofuels increased 48% and accounted for 64% of total revenues in 2013 as compared to 54% in 2012. Revenues from chemicals increased 1% and accounted for 36% of total revenues in 2013 as compared to 46% in 2012. Within the chemicals segment, revenues for 2013 changed as follows as compared to 2012: (i) revenues from the bleach activator decreased 7%; (ii) revenues from the proprietary herbicide and intermediates decreased 35%; (iii) revenues from DIPB and CPOs decreased 6%; and (iv) revenues from other custom products increased 36%.

Revenues from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals segment revenue base, accounting for 17% of total revenues for the year ended December 31, 2013 as compared to 25% for the year ended December 31, 2012. These products comprised a smaller percentage of our total revenues in 2013 as revenues from our biofuels segment assumed a larger percentage. Additionally, revenues from the bleach activator and the proprietary herbicide decreased in 2013. This decrease was attributable to reduced volumes for both products in 2013, and was partially offset by increased per unit sales prices. We are unable to predict with any certainty the revenues we will receive from these products in the future.

Revenues from CPOs and DIPB together decreased 6% during 2013. The primary end market for CPOs is the automotive industry, an industry whose economic activity can vary significantly from year to year. This product line experienced an increase in demand from 2012 to 2013. DIPB, however, experienced a decline in sales revenue from 2012 to 2013. DIPB is an intermediate in the production of hydroquinone. Our customer experienced reduced sales in 2013, some of which were driven by a change in their customer’s order pattern. We also experienced minor operational problems in the fourth quarter which reduced sales.

Revenues from other custom chemical products increased 36% in 2013 as compared to 2012. This increase was primarily due to new sales of products we periodically produce for customers, increased volume of a product we periodically produce for a customer and, to a lesser extent, the recognition of contract shortfall payments from our customer for the graphite anode material. On July 29, 2013, we received notice from our customer of the graphite anode battery material that they were terminating the contract in accordance with its terms effective August 9, 2014. Our customer remains liable for the take or pay quantity contained in our sales agreement through August 9, 2014. Also partly impacting revenue for the other custom chemical products was a reduction from two products we no longer sell.

Revenues from proprietary chemicals increased 5% in 2013 as compared to 2012 and account for approximately 3% of total revenues in 2013. This increase was due to sales of new performance chemicals, including crude glycerin and increased sales of SSIPA.

Revenues from biofuels increased from $191,379,000 in 2012 to $283,418,000 in 2013. The reinstatement of the $1.00 per gallon federal blenders' credit in January 2013 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2013. The blenders' credit had expired on December 31, 2011 and was reinstated in January 2013 retroactive to January 1, 2012 and extended through December 31, 2013. Revenues from our biofuels have also been benefited by our sales of refined petroleum products as a shipper on a common carrier pipeline which totaled $12,521,000 in 2013 compared to $8,881,000 in 2012.

A substantial portion of our biodiesel sold in 2013 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We continue to expand our regional blended-fuel distribution business.

 Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2013 were $344,754,000 as compared to total cost of goods sold and distribution of $294,576,000 in 2012, an increase of 17%, which compares to a 26% increase in revenues for the period.

Cost of goods sold and distribution for 2013 for our chemicals segment totaled $106,793,000 as compared to cost of goods sold and distribution for 2012 of $111,789,000, a 4% reduction. This reduction in cost of goods sold and distribution was primarily due to reduced sales volumes of certain chemical products including the bleach activator and the proprietary herbicide. Further reductions in cost of good sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. On a percentage basis, the 4% reduction in costs of goods sold and distribution in 2013 as compared to 2012 was greater than the 1% increase in chemical segment revenues due to increased sales prices of certain chemical products as compensation for lower quantities of material purchased and inflationary price adjustments.

Cost of goods sold and distribution for 2013 for our biofuel segment were $237,961,000 as compared to cost of good sold and distribution for 2012 of $182,787,000. On a percentage basis, cost of goods sold and distribution increased 30% versus an increase in revenues of 48%. Market conditions were more favorable for biodiesel in 2013 as compared to 2012 as a result of the reinstated $1.00 blenders’ credit on January 3, 2013 made retroactive to January 1, 2012. We record this credit as a reduction in cost of goods sold and distribution expense in our consolidated statement of operations. As a result of the prior year reinstatement, we recognized a $2,535,000 reduction to cost of goods sold in the first quarter of 2013. No such reduction existed for 2012. The existence of this credit was a significant factor in the profitability of biodiesel production in 2013. This credit expired at December 31, 2013. Further reductions in cost of good sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.

Biodiesel profitability slowed in the fourth quarter of 2013 as the biodiesel consumption mandate established by the government was largely met early in the quarter. During the fourth quarter of 2012, government mandate had also been met, however, profitability slowed considerably more in the fourth quarter of 2012 due to the absence of the $1.00 blenders’ credit.

Operating Expenses

Operating expenses decreased 13% from $11,161,000 in 2012 to $9,911,000 in 2013. This decrease was primarily the result of reduced compensation expense from reduced staffing, reduced legal expenditures associated with litigation of ongoing cases, and reduced expenditures incurred for the registration of product for sale in the European Union.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2013 and 2012 reflect our expected tax rate on reported operating earnings before income taxes.

Historically, we included the benefit from the $1 biodiesel blenders' tax credit in taxable income on our federal and state income tax returns. As a result of recently issued technical guidance from the U.S. Internal Revenue Service, we have changed our position related to this benefit to exclude it from taxable income for the years 2010 through the current year. This change had a significant impact on our provision for income taxes in the fourth quarter of 2013. This benefit reduced our provision for income taxes by $11,633,000, with $7,755,000 related to the years 2010 through 2012, and $3,878,000 related to the current year. This benefit is not expected to recur in the future as the $1 biodiesel blenders' tax credit expired on December 31, 2013 and has not been renewed. This change reduced taxable income in each year between 2010 and 2012 and also impacted fiscal 2013. This change is expected to result in a refund from the U.S. Internal Revenue Service for a portion of the amount we have paid for income taxes in prior years.

Income Taxes

Our liability for uncertain tax positions totaled $1,718,000 and $0 at December 31, 2013 and 2012, respectively. See Note 14 to our consolidated financial statements included elsewhere herein.

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

Revenues from the bleach activator and the proprietary herbicide and intermediates were together the most significant components of our chemicals segment revenue base, accounting for 25% of total revenues for the year ended December 31, 2012 as compared to 35% for the year ended December 31, 2011. These products comprised a smaller percentage of our total revenues in 2012 as revenues from our biofuels segment assumed a larger percentage. Additionally, revenues from the bleach activator and the proprietary herbicide decreased in 2012. This decrease was attributable to reduced volumes for both products in 2012, and was partially offset by increased per unit sales prices. We are unable to predict with any certainty the revenues we will receive from these products in the future.

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

Revenues from other custom chemical products increased 47% in 2012 as compared to 2011. This increase was primarily due to continued sales of a product we periodically produce for a customer and, to a lesser extent, commercial sales of lithium ion battery material. In 2011, we had modest sales of the lithium ion battery material and sales of the periodically produced product were limited. In 2012, quantities of the periodically produced product were sold consistently throughout the year. Since its introduction, demand for the lithium ion battery material has been low. Our contract with our customer for this material provides for compensation to us if certain quantities of material are not purchased over certain periods of time. The customer gave notice on July 29, 2013 of termination of the contract effective August 9, 2014. We expect no further sales of the product.

Revenues from proprietary chemicals increased 17% in 2012 as compared to 2011 and accounted for approximately 4% of total revenues in 2012. This increase was due to sales of new performance chemicals, including crude glycerin, and increased sales of SSIPA.

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

On January 3, 2013, the blenders’ credit was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in our biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive credit for 2012 totaled $2,535,000 and was recognized as a reduction in cost of goods sold in the first quarter of 2013.

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

On December 31, 2011, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons expired. This credit had totaled $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold. On January 3, 2013, the small agri-biodiesel producers credit was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive income tax credit for 2012 totaled $1,500,000 and was recognized as a component of the provision for income taxes in the first quarter of 2013.

Income Taxes

We had no liability for uncertain tax positions at December 31, 2012. See Note 14 to our consolidated financial statements included elsewhere herein.

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2013 and 2012, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2013 and December 31, 2012, we recorded a reserve for closure/post-closure liabilities of $771,000 and $747,000, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions for 2013 related to six specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. Theses sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenues under bill and hold arrangements totaled $44,047,000, $50,076,000, and $59,597,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2013 and December 31, 2012. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2013 or December 31, 2012 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2013 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	3,174	898	1,662	209	405
Purchase obligations(b)	12,605	12,605	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	-	-	-	-	-
Total	$15,779	$13,503	$1,662	$209	$405

(a)	As of December 31, 2013, we had no borrowings under the $50 million credit agreement described above.

(b)	Purchase obligations within less than one year include: (i) the purchase of biodiesel feedstock to be taken during 2014; and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $771 at December 31, 2013. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2013 or 2012. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2013 and 2012, the fair values of our derivative instruments were a net liability in the amount of $328,000 and $947,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2013. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	385,429	LB	10%	$14,646	14.6%
Petrodiesel	19,261	GAL	10%	$5,853	5.8%
Electricity	102	MWH	10%	$3,281	3.3%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2013. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2013 or 2012 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2013 and 2012 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2013, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. FutureFuel Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 17, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri

March 17, 2014

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
Assets
Cash and cash equivalents	$86,463	$58,737
Accounts receivable, net of allowances of $0 and $0, respectively	28,620	22,782
Accounts receivable – related parties	4,629	-
Inventory	42,164	41,992
Income tax receivable	14,732	-
Prepaid expenses	1,843	1,595
Prepaid expenses – related parties	-	32
Marketable securities	104,271	87,768
Other current assets	566	1,030
Total current assets	283,288	213,936
Property, plant and equipment, net	128,671	138,865
Other assets	2,488	2,436
Total noncurrent assets	131,159	141,301
Total Assets	$414,447	$355,237

Liabilities and Stockholders’ Equity
Accounts payable	$14,927	$12,589
Accounts payable - related parties	857	3,887
Income taxes payable	-	620
Current deferred income tax liability	8,787	6,953
Deferred revenue – short-term	6,869	6,071
Contingent liability – short-term	1,151	2,521
Accrued expenses and other current liabilities	7,802	3,593
Accrued expenses and other current liabilities - related parties	3	-
Total current liabilities	40,396	36,234
Deferred revenue – long-term	13,522	27,684
Other noncurrent liabilities	2,690	948
Noncurrent deferred income tax liability	29,249	30,037
Total noncurrent liabilities	45,461	58,669
Total Liabilities	85,857	94,903
Commitments and contingencies (Notes 2, 15, 22, and 28)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,342,830 and 41,739,569 issued and outstanding as of December 31, 2013 and 2012, respectively	4	4
Accumulated other comprehensive income	7,436	2,597
Additional paid in capital	276,328	257,041
Retained earnings	44,822	692
Total stockholders’ equity	328,590	260,334
Total Liabilities and Stockholders’ Equity	$414,447	$355,237

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2013, 2012, and 2011

(Dollars in thousands, except per share amounts)

	2013	2012	2011
Revenues	$435,499	$338,812	$304,614
Revenues – related parties	9,420	13,017	5,271
Cost of goods sold	325,099	280,377	237,867
Cost of goods sold – related parties	15,364	9,366	6,996
Distribution	3,899	4,362	2,824
Distribution - related parties	392	471	443
Gross profit	100,165	57,253	61,755
Selling, general, and administrative expenses
Compensation expense	3,647	4,142	4,050
Other expense	2,421	3,123	2,044
Related party expense	399	452	534
Research and development expenses	3,444	3,444	3,512
	9,911	11,161	10,140
Income from operations	90,254	46,092	51,615
Interest and dividend income	5,875	4,776	3,495
Interest expense	(24)	(27)	(184)
Gain/(loss) on marketable securities	1,646	3,927	(1,889)
Other income/(expense)	(400)	112	(262)
	7,097	8,788	1,160
Income before income taxes	97,351	54,880	52,775
Provision for income taxes	23,317	20,576	18,266
Net income	$74,034	$34,304	$34,509

Earnings per common share
Basic	$1.71	$0.83	$0.85
Diluted	$1.71	$0.83	$0.84
Weighted average shares outstanding
Basic	43,237,513	41,366,860	40,708,552
Diluted	43,276,931	41,507,660	40,886,693

Comprehensive income	2013	2012	2011
Net income	$74,034	$34,304	$34,509
Other comprehensive income – unrealized gains on marketable securities, net of tax of $3,018 in 2013, $495 in 2012, and $797 in 2011	4,839	794	1,278
Comprehensive income	$78,873	$35,098	$35,787

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

	2013	2012	2011
Cash flows provided by operating activities
Net income	$74,034	$34,304	$34,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,316	10,454	9,098
(Benefit from)/provision for deferred income taxes	(1,972)	1,827	2,846
Change in fair value of derivative instruments	(617)	(1,506)	617
Other than temporary impairment of marketable securities	336	-	2,710
Impairment of fixed assets	18,102	-	466
Gain on sale of investments	(1,982)	(3,927)	(590)
Losses on disposals of fixed assets	261	63	262
Stock based compensation	-	281	502
Noncash interest expense	24	24	21
Changes in operating assets and liabilities:

Accounts receivable	(5,838)	12,772	(389)
Accounts receivable – related parties	(4,629)	123	(123)
Inventory	(172)	15,447	(20,067)
Income taxes receivable	(14,732)	-	519
Prepaid expenses	(248)	(135)	(220)
Prepaid expenses - related parties	32	(32)	-
Accrued interest on marketable securities	(79)	(109)	(123)
Other assets	(266)	(249)	633
Accounts payable	2,338	(6,076)	4,037
Accounts payable - related parties	(3,030)	864	2,555
Income taxes payable	(620)	(503)	1,123
Accrued expenses and other current liabilities	4,209	368	(116)
Accrued expenses and other current liabilities - related parties	3	(43)	35
Deferred revenue	(14,734)	941	12,124
Other noncurrent liabilities	1,718	-	-
Net cash provided by operating activities	62,454	64,888	50,429
Cash flows from investing activities
Restricted cash	-	-	21,086
Collateralization of derivative instruments	1,374	2,510	(2,133)
Purchase of marketable securities	(49,348)	(58,745)	(87,320)
Proceeds from the sale of marketable securities	41,198	33,637	40,196
(Purchases)/sales of auction rate securities	1,150	(1,150)	-
Proceeds from the sale of fixed assets	57	247	12
Capital expenditures	(18,542)	(9,112)	(23,208)
Net cash used in investing activities	(24,111)	(32,613)	(51,367)
Cash flows from financing activities
Proceeds from the issuance of stock	19,292	3,149	15,872
Minimum tax withholding on stock options exercised	(45)	(255)	-
Excess tax benefits associated with stock options	40	361	8
Payment of dividend	(29,904)	(66,538)	(16,254)
Net cash provided by (used in) financing activities	(10,617)	(63,283)	(374)
Net change in cash and cash equivalents	27,726	(31,008)	(1,312)
Cash and cash equivalents at beginning of period	58,737	89,745	91,057
Cash and cash equivalents at end of period	$86,463	$58,737	$89,745

Cash paid for interest	$23	$3	$5

Cash paid for income taxes	$38,890	$19,252	$13,773

Non-cash capital expenditures	$-	$-	$2,059

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance – December 31, 2010	39,978,849	$4	$525	$237,123	$14,671	$252,323
Cash dividends (special and regular)	-	-	-	-	(16,254)	(16,254)
Proceeds from the issuance of stock	1,329,597	-	-	15,872	-	15,872
Stock based compensation	-	-	-	502	-	502
Excess income tax benefits from exercise of stock options	-	-	-	8	-	8
Other comprehensive income	-	-	1,278	-	-	1,278
Net income	-	-	-	-	34,509	34,509
Balance – December 31, 2011	41,308,446	4	1,803	253,505	32,926	288,238
Cash dividends (special and regular)	-	-	-	-	(66,538)	(66,538)
Proceeds from the issuance of stock	431,123	-	-	2,894	-	2,894
Stock based compensation	-	-	-	281	-	281
Excess income tax benefits from exercise of stock options	-	-	-	361	-	361
Other comprehensive income	-	-	794	-	-	794
Net income	-	-	-	-	34,304	34,304
Balance – December 31, 2012	41,739,569	4	2,597	257,041	692	260,334
Cash dividends (special and regular)	-	-	-	-	(29,904)	(29,904)
Proceeds from the issuance of stock	1,603,261	-	-	19,247	-	19,247
Excess income tax benefits from exercise of stock options	-	-	-	40	-	40
Other comprehensive income	-	-	4,839	-	-	4,839
Net income	-	-	-	-	74,034	74,034
Balance – December 31, 2013	43,342,830	$4	$7,436	$276,328	$44,822	$328,590

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

All significant intercompany transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers. All sales of a bleach activator are made to a leading North American consumer products company. Sales of the bleach activator totaled $56,596 for the year ended December 31, 2013 and $60,710 for the year ended December 31, 2012. Additionally, all sales of a herbicide and certain other intermediates used in the production of this herbicide are made to one customer. Sales of this herbicide and its intermediates constituted less than 10% of consolidated revenues for the year ended December 31, 2013 and 2012. Sales of biodiesel to one customer totaled $135,273 for the year ended December 31, 2013 and $102,772 for the year ended December 31, 2012.

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

Asset retirement obligations

FutureFuel establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units such as destructors, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a liability is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and FutureFuel’s environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, FutureFuel estimates the useful life of each individual asset up to 35 years. Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

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

Bill and hold transactions for 2013 and 2012 related to six specialty chemical customers, and five specialty chemical customers in 2011, whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $44,047, $50,076, and $59,597 for the years ended December 31, 2013, 2012, and 2011, respectively.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2013 and 2011, the biodiesel tax incentive for blending biodiesel with petroleum diesel is netted from costs of goods sold. The biodiesel tax credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned, i.e., when biodiesel blended with petrodiesel was sold. The tax credit terminated on December 31, 2011. On January 3, 2013, the tax credit was retroactively reinstated for 2012 and extended through December 31, 2013 (see Note 3). This tax credit expired and has not been reinstated.

Selling, general, and administration expenses include personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

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

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2013, FutureFuel recorded other comprehensive income of $4,839, net of income taxes of $3,018, on these securities. For the year ended December 31, 2012, FutureFuel recorded other comprehensive income of $794, net of income taxes of $495, on these securities. For the year ended December 31, 2011, FutureFuel recorded other comprehensive income of $1,278, net of income taxes of $797, on these securities. For the year ended December 31, 2013, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $207, net of income taxes of $129. For the year ended December 31, 2011, FutureFuel reclassified a portion of its unrealized losses related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $1,669, net of income taxes of $1,041. No such reclassification was made for the year ended December 31, 2012.

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

3)            Reinstatement of biodiesel blenders' tax credit and small agri-biodiesel producers tax credit

In December 2010, the government of the United States passed into law the retroactive reinstatement of the $1.00 per gallon biodiesel blenders' tax credit. This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2011 to December 31, 2011 qualifying for this credit. The credit related to 2011 activity was recorded as a reduction to cost of goods sold in the 2011. The blenders' credit expired on December 31, 2011.

On January 3, 2013, the blenders' credit was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive credit for 2012 totaled $2,535. As a result of its passage into law subsequent to yearend 2012, the retroactive credit was recognized as a reduction in cost of goods sold in the first quarter of 2013. The blenders' credit expired again on December 31, 2013 and has not been reinstated.

On December 31, 2011, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons expired. This credit had totaled $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold. On January 3, 2013, the small agri-biodiesel producers credit was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive income tax credit for 2012 totaled $1,500. As a result of its passage into law subsequent to yearend 2012, the retroactive income tax credit was recognized as a component of the provision for income taxes in the first quarter of 2013. The income tax credit for 2013 totals $1,500. The small agri-biodiesel producers credit expired December 31, 2013 and has not been reinstated.

4)            Inventory

The carrying values of inventory were as follows as of December 31:

	2013	2012
At average cost (approximates current cost)
Finished goods	$13,590	$15,803
Work in process	1,569	1,304
Raw materials and supplies	36,292	37,086
	51,451	54,193
LIFO reserve	(9,287)	(12,201)
Total inventory	$42,164	$41,992

In the years ended December 31, 2013 and 2012 changes in inventory quantities and price index values resulted in partial liquidations of FutureFuel’s LIFO inventory. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of good sold by $2,914 and $1,317 in the years ended December 31, 2013 and 2012, respectively.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain/(loss) of $1,151, $4,528, and $(20) for the years ended December 31, 2013, 2012, and 2011, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2013		2012
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(50)	$(328)	(150)	$(726)
Regulated fixed price future commitments, included in other current assets	4	$-	(50)	$(221)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $479 and $1,853 at December 31, 2013 and 2012, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)            Marketable securities

At December 31, 2013 and 2012, FutureFuel had investments in certain preferred stock, trust preferred securities, and other equity instruments. At December 31, 2013 FutureFuel also had investments in exchange traded debt instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

At December 31, 2012, FutureFuel had investments in certain auction rate securities. These securities had a maturity date in December 2030. FutureFuel classified these instruments as current assets in the accompanying consolidated balance sheets as a liquid market exists for these securities, which allows FutureFuel to exit its positions within in a short period of time. These securities were purchased for par value. FutureFuel has designated these securities as being available-for-sale. Accordingly, these securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. No such securities were held at December 31, 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

                   FutureFuel’s marketable securities were comprised of the following at December 31:

	2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$51,711	$11,597	$(278)	$63,030
Preferred stock	18,519	893	(299)	19,113
Trust preferred securities	19,726	386	(235)	19,877
Exchange traded debt instruments	2,243	34	(26)	2,251
Total	$92,199	$12,910	$(838)	$104,271

	2012
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$46,842	$4,307	$(1,550)	$49,599
Preferred stock	20,418	1,068	-	21,486
Trust preferred securities	15,143	402	(12)	15,533
Auction rate securities	1,150	-	-	1,150
Total	$83,553	$5,777	$(1,562)	$87,768

The aggregate fair value of investments with unrealized losses totaled $26,321 and $22,818 at December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, FutureFuel had a total of $0 and $1,915 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

In 2013 FutureFuel recategorized a net gain of $334 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities. This amount totaled $2,411 and $830 of net gains in 2012 and 2011, respectively.

7)            Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2013	2012
Land and land improvements	$5,741	$5,753
Buildings and building equipment	26,240	27,178
Machinery and equipment	142,874	149,436
Construction in progress	4,069	2,216
Accumulated depreciation	(50,253)	(45,718)
Total	$128,671	$138,865

Depreciation expense totaled $10,316, $10,454, and $9,004 for the years ended December 31, 2013, 2012, and 2011, respectively.

8)            Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships. Customer relationships consisted of the following at December 31:

	2013	2012
Cost	$567	$567
Accumulated amortization	(567)	(567)
Total	$-	$-

Amortization expense totaled $0, $0, and $94 for the years ended December 31, 2013, 2012, and 2011, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)             Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date. The balance related to these items totaled $2,488 and $2,436 at December 31, 2013 and 2012, respectively.

10)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2013	2012
Accrued employee liabilities	$5,010	$2,073
Accrued property, use, and franchise taxes	2,558	1,472
Other	237	48
Total	$7,805	$3,593

11)           Borrowings

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

There were no borrowings at December 31, 2013 or December 31, 2012.

12)          Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $771 and $747 as of December 31, 2013 and 2012, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2013	2012
Beginning balance	$747	$723
Accretion expense	24	24
Balance at December 31	$771	$747

13)          Stock based compensation

The board of directors of FutureFuel adopted an omnibus incentive plan which was approved by the shareholders of FutureFuel at its 2007 annual shareholder meeting on June 26, 2007. The purpose of the plan is to:

●

Encourage ownership in FutureFuel by key personnel whose long-term employment with or engagement by FutureFuel or its subsidiaries is considered essential to its continued progress and, thereby, encourage recipients to act in FutureFuel’s shareholders’ interests and share in its success;

●	Encourage such persons to remain in FutureFuel’s employ or in the employ of its subsidiaries; and
●	Provide incentives to persons who are not FutureFuel employees to promote FutureFuel’s success.

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

No options were awarded in 2013.

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

The volatility rate for the options granted in 2012 is derived from the historical stock price volatility of FutureFuel’s common stock over the same time period as the expected term of each stock option award. The volatility rate for the options granted in 2011 was derived from the historical stock price volatility of a peer group of companies over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

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

For the years ended December 31, 2013, 2012, and 2011, total share-based compensation expense (before tax) totaled $0, $281, and $502, respectively. In the years ended December 31, 2012 and 2011, this balance was recorded as an element of selling, general, and administrative expenses.

The weighted average fair value of options granted in 2012 was $2.17 per option, in 2011 was $4.19 per option, and no options were granted in 2013.

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2011 and ending December 31, 2013 is presented below.

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2011	417,500	$6.40
Granted	120,000	$12.74
Exercised	(15,612)	$7.00
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2011	521,888	$7.84
Granted	130,000	$10.58
Exercised	(441,277)	$6.85
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2012	210,611	$11.62
Granted	-	$-
Exercised	(30,000)	$11.16
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2013	180,611	$11.70

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

There were 1,689,700 options available for grant under the incentive plan at December 31, 2013. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$7.00	10,611	0.97	$7.00	10,611	$7.00
$10.62	60,000	2.80	$10.62	60,000	$10.62
$12.74	110,000	2.15	$12.74	110,000	$12.74
	180,611		$11.70	180,611	$11.70

The weighted average remaining contractual life of all exercisable options is 2.30 years.

The aggregate intrinsic values of total options outstanding and total options exercisable at December 31, 2013 and 2012 are $741 and $154, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2013 and December 31, 2012, respectively, exceeded the exercise price of the options granted.

No shares of stock were awarded in 2013, but 30,000 stock options were exercised during the year. In 2013, FutureFuel realized gross proceeds from stock option exercises of $0 and realized a net tax benefit of $40. All of the options exercised in 2013 were exercised on a cashless basis and resulted in 21,613 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. Such shares were returned to satisfy payment of the exercise price along with minimum tax requirements. Such minimum tax requirements totaled $45.

No shares of stock were awarded in 2012, but 441,277 stock options were exercised that year. In 2012, FutureFuel realized gross proceeds from stock option exercises of $2,075 and realized a net tax benefit of $806. Certain of the options exercised in 2012 were exercised on a cashless basis and resulted in 101,297 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holders. Such shares were returned to satisfy payment of the exercise price along with minimum tax requirements. Such mimimum tax requirements totaled $255.

14)           Provision for income taxes

The following table summarizes the provision for income taxes:

	2013	2012	2011
Income before taxes - U.S.	$97,351	$54,880	$52,775
Provision for income taxes:
Current	$22,933	$16,643	$13,756
Deferred	(2,200)	1,587	2,547
State and other
Current	2,829	2,106	1,664
Deferred	(245)	240	299
Total	$23,317	$20,576	$18,266

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2013	2012	2011
Amount computed using the statutory rate of 35%	$34,072	$19,208	$18,471
Section 199 manufacturing deduction	(2,092)	(762)	(1,017)
Agri-biodiesel production credit	(1,950)	-	(975)
Federal excise tax benefit	(9,566)	-	-
State excise tax benefit	(2,067)
Credit for increasing research activities	(180)	-	(73)
Alternative fueling equipment credit	(23)	-	(69)
Tax exempt interest income	(2)	(6)	-
Change in the valuation allowance	-	(25)	(218)
State income taxes, net	3,983	2,133	2,112
Tax expense recorded as an increase in other noncurrent liabilities	1,718	-	-
Other	(576)	28	35
Provision for income taxes	$23,317	$20,576	$18,266

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2013	2012
Deferred tax assets
Compensation	$1,211	$126
Allowance for doubtful accounts	-	-
Inventory reserves	530	479
Self insurance	97	122
Asset retirement obligation	275	266
Derivative instruments	52	176
Deferred revenue	12,051	14,229
Stock based compensation	240	273
Other	78	78
Total deferred tax assets	14,534	15,749
Deferred tax liabilities
Available for sale securities	(4,414)	(1,284)
Accrued expenses	(662)	(561)
LIFO inventory	(4,785)	(5,017)
Depreciation	(40,425)	(44,357)
Other	(22,874)	(1,520)
Total deferred tax liabilities	(52,570)	(52,739)
Valuation allowance	-	-
Net deferred tax liabilities	$(38,036)	$(36,990)

	2013	2012
As recorded in the consolidated balance sheet
Current deferred tax liability	$(8,787)	$(6,953)
Noncurrent deferred tax liability	(29,249)	(30,037)
Net deferred tax liabilities	$(38,036)	$(36,990)

The effective tax rates for the years December 31, 2013 and 2012 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

As a result of recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel has changed its position related to this benefit to exclude it from taxable income for the years 2010 through the current year. This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013. This benefit reduced FutureFuel’s provision for income taxes by $11,633, with $7,755 related to the years 2010 through 2012, and $3,878 related to the current year. . This benefit is not expected to recur in the future as the $1 biodiesel blenders' tax credit expired on December 31, 2013 and has not been renewed. This change reduced taxable income in each year between 2010 and 2012 and also impacts fiscal 2013. This change is expected to result in a refund from the U.S. Internal Revenue Service for a portion of the amount Futurefuel has paid for income taxes in prior year.

FutureFuel’s unrecognized tax benefits totaled $1,718 and $0 at December 31, 2013 and 2012, respectively.

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2013	2012	2011
Beginning balance	$-	$-	$-
Increases to tax positions taken in the current year	917	-	-
Increases to tax positions taken in a prior year	801
Balance at December 31	$1,718	$-	$-

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued a balance of $0 at December 31, 2013 and December 31, 2012 for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2010 forward. FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

15)           Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals. The cost of the construction has been funded by the customers. Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements. As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue. Deferred revenue totaled $20,391at December 31, 2013, with $6,869 classified as a current liability and $13,522 classified as a noncurrent liability. Deferred revenue totaled $33,755 at December 31, 2012, with $6,071 classified as a current liability and $27,684 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2013	2012
Beginning balance	$33,755	$32,814
Amortization	(6,077)	(3,693)
Additions	9,094	4,634
Impairment	(16,381)	-
Balance at December 31	$20,391	$33,755

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals. If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency. As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant. This balance totaled $1,151 and $2,521 at December 31, 2013 and 2012.

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

On February 10, 2011, FutureFuel filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby FutureFuel registered shares of its common stock, preferred stock, warrants, rights, and units which it might issue in the future in an aggregate amount not to exceed $50,000. This registration statement became effective on March 10, 2011. Pursuant to this registration statement, on May 11, 2011, FutureFuel commenced an “At-the-Market” offering under which FutureFuel may from time to time over the succeeding three years sell up to 3,000,000 shares of its common stock. During 2011, FutureFuel issued 1,313,985 shares of its common stock pursuant to this “At-the-Market” offering for a net aggregate purchase price of $15,763, and paid its underwriters $488 as compensation with respect to such issuances. During 2012, FutureFuel issued 91,143 shares of its common stock pursuant to this offering for a net aggregate purchase price of $1,074, and paid its underwriters $33 as compensation with respect to such issuances. During 2013, FutureFuel issued 1,594,872 shares of its common stock pursuant to this offering for a net aggregate purchase price of $19,292, and paid its underwriters $599 as compensation with respect to such issuances.

On February 6, 2013, FutureFuel announced the completion of the sale of shares of its common stock under the At-the-Market offering. An aggregate 3,000,000 shares were sold in open market trading for aggregrate gross proceeds of approximately $37,247, resulting in net proceeds of approximately $36,127 after deducting commissions and fees.

17)          Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	2013	2012	2011
Net income available to common stockholders	$74,034	$34,304	$34,509

Weighted average number of common shares outstanding	43,237,513	41,366,860	40,708,552
Effect of stock options	39,418	140,800	178,141
Weighted average diluted number of common shares outstanding	43,276,931	41,507,660	40,886,693

Basic earnings per share	$1.71	$0.83	$0.85
Diluted earnings per share	$1.71	$0.83	$0.84

Certain options to purchase shares of FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2012, and 2011 as they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 180,000, and 90,000, respectively. No options to purchase shares of FutureFuel’s common stock were excluded in the computation of dilutee earnings per share for the year ended December 31, 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

18)          Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,664, $1,655, and $1,747 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Related party balance sheet accounts

	2013	2012
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$4,629	$-
Total accounts receivable	$4,629	$-
Prepaid expenses
Administrative services and other	$-	$32
Total prepaid expenses	$-	$32
Accounts payable
Natural gas and fuel purchases	$857	$3,887
Total accounts payable	$857	$3,887
Accrued liabilities
Travel and administrative services	$3	$-
Total accrued liabilities	$3	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party income statement accounts

	2013	2012	2011
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$9,420	$13,017	$5,271
Total revenues	$9,420	$13,017	$5,271
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$9,277	$5,226	$2,749
Natural gas purchases	6,007	4,059	4,155
Income tax, consulting services and other	80	81	92
Total cost of goods sold	$15,364	$9,366	$6,996
Distribution
Distribution and related services	$392	$471	$443
Total distribution	$392	$471	$443
Selling, general and administrative expenses
Commodity trading advisory fees	$132	$132	$132
Travel and administrative services	267	320	402
Total selling, general, and administrative expenses	$399	$452	$534

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

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate. Pursuant to the terms of this sublease, FutureFuel leased from the affiliate railcars upon the same terms, conditions, and price the affiliate leased the railcars. Lease terms for individual railcars began upon delivery of the railcars. Forty railcars were received through December 31, 2009. From the onset of this lease, FutureFuel paid lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself. Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lessor. In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate. Expenses related to this lease were $315 for December 31, 2013 and $331 for each of the years ended December 31, 2012 and 2011.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2013, 2012, and 2011 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2013	$430,096	$14,823	$444,919
December 31, 2012	$338,307	$13,522	$351,829
December 31, 2011	$295,780	$14,105	$309,885

For the years ended December 31, 2013, 2012, and 2011, revenues from Mexico accounted for 3%, 3%, and 4%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2013, 2012, or 2011 did not exceed 1% of total revenues.

Summary of business by segment

	2013	2012	2011
Revenues
Chemicals	$161,501	$160,450	$168,237
Biofuels	283,418	191,379	141,648
Total revenues	$444,919	$351,829	$309,885
Segment gross profit
Chemicals	$54,708	$48,661	$42,685
Biofuels	45,457	8,592	19,070
Total segment gross profit	100,165	57,253	61,755
Corporate expenses	9,911	11,161	10,140
Income before interest and taxes	90,254	46,092	51,615
Interest and dividend income	5,875	4,776	3,495
Interest and other income/(expense)	1,222	4,012	(2,335)
Provision for income taxes	(23,317)	(20,576)	(18,266)
Net income	$74,034	$34,304	$34,509

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2013 were favorably impacted by the receipt of approximately $886 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2013. This award totaled $753 and $1,900 in 2012 and 2011, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on a common pipeline carrier.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(328)	$(328)	$-	$-
Preferred stock, trust preferred securities, auction rate securities and other equity instruments	$104,271	$104,271	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2012	Level 1	Level 2	Level 3
Derivative instruments	$(947)	$(947)	$-	$-
Preferred stock, trust preferred securities, auction rate securities, and other equity instruments	$87,768	$87,768	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

22)     Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income
Unrealized Gains and Losses on Available-for-Sale Securities
For the twelve months ended December 31, 2013
(net of tax)
2013
Balance at January 1, 2013	$2,597
Other comprehensive income/(loss) before reclassifications	4,505
Amounts reclassified from accumulated other comprehensive income	334
Net current-period other comprehensive gain/(loss) - twelve months ended December 31, 2013	4,839
Balance at December 31, 2013	$7,436

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2013:

Reclassifications from Accumulated Other Comprehensive Income
	2013	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$542	Gain on marketable securities
Total before tax	542
Tax expense	(208)
Total reclassifications	$334

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

23)           Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing noncancellable operating leases as of December 31, 2013 were as follows:

2014	$898
2015	632
2016	603
2017	427
2018	113
Thereafter	501
Total	$3,174

Lease expenses totaled $1,207, $1,190, and $925 for the years ended December 31, 2013, 2012, and 2011, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of crude corn oil and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

24)          Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2013
Revenues	$92,165	$106,063	$121,119	$125,572
Gross profit	$21,381	$27,626	$26,018	$25,140
Net income	$14,050	$18,156	$15,297	$26,531
Net income per common share:
Basic	$0.33	$0.42	$0.35	$0.61
Diluted	$0.33	$0.42	$0.35	$0.61

2012
Revenues	$85,727	$103,237	$88,276	$74,589
Gross profit	$12,801	$14,440	$21,963	$8,049
Net income	$7,113	$8,473	$12,549	$6,169
Net income per common share:
Basic	$0.17	$0.21	$0.30	$0.15
Diluted	$0.17	$0.20	$0.30	$0.15

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

25)          Recently issued accounting standards

In February 2013, the Financial Accounting Standards Board issued accounting guidance, given divergence in practice, covering loss contingencies that are joint and several liability arrangements for which the settlement amount is fixed and is not covered by other GAAP. Under the new requirements, an entity is to measure the obligation as the amount the entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the entity expects to pay on behalf of its co-obligors. This guidance is effective for reporting periods beginning after December 15, 2013. Futurefuel has concluded that this new guidance will not have a material impact on Futurefuels financial postion or results of operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

In April 2013, the Financial Accounting Standards Board issued clarifying guidance that requires financial statements to be prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (i.e. involuntary bankruptcy). This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013. FutureFuel has concluded that this new guidance will have no impact on FutureFuel’s financial position or results of operation.

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance to permit the use of the Fed Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes. In addition, the update also removes the restriction on using different benchmark rates for similar hedges. This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. FutureFuel has concluded that this new guidance will not have an impact on FutureFuel’s financial position or results of operations.

In July 2013, the Financial Accounting Standards Board issued amended accounting guidance, given divergence in practice that addresses the financial statement presentation of tax items eligible for netting. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective prospectivly for reporting periods beginning after December 15, 2013. Retrospective application and early adoption is permitted. FutureFuel has concluded that this new guidance will not have an impact on FutureFuel’s financial positon or results of operation.

26)          Reserve roll forwards - valuation and qualifying accounts

		Additions
	Balance at January 1, 2013	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2013
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	12,201	-	-	2,914	9,287
Aged and obsolete inventory	260	148	-	-	408
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	960		-	15	945
	$13,421	$148	$-	$2,929	$10,640

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

		Additions
	Balance at January 1, 2012	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2012
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$10	$-
LIFO inventory	13,518	-	-	1,317	12,201
Aged and obsolete inventory	460	-	-	200	260
Deferred tax valuation allowance	25	-	-	25	-
Aged and obsolete supplies and parts	928	32	-	-	960
	$14,941	$32	$-	$1,552	$13,421

		Additions
	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$-	$10
LIFO inventory	7,938	5,580	-	-	13,518
Aged and obsolete inventory	279	181	-	-	460
Deferred tax valuation allowance	277	-	-	252	25
Aged and obsolete supplies and parts	719	209	-	-	928
	$9,223	$5,970	$-	$252	$14,941

27)           Asset impairment

On July 29, 2013, FutureFuel received notice from a chemicals segment customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel does not expect additional material to be produced or sold in 2014 under that agreement. Termination of this sales contract also may affect the terms of the grant received by FutureFuel from the U.S. Department of Energy related to construction of the equipment utilized to produce the intermediate anode powder. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment based on the scrap value method less disposition costs and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160 in 2013. The net impact of this impairment recorded in cost of goods sold for 2013 was $1,420. FutureFuel’s customer remains liable for the payment of a minimum take or pay quantity per the terms of the sales agreement through the termination date.

28)           Legal proceedings

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

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2013
Revenues	$92,165	$106,063	$121,119	$125,572
Gross profit	$21,381	$27,626	$26,018	$25,140
Net income	$14,050	$18,156	$15,297	$26,531
Net income per common share:
Basic	$0.33	$0.42	$0.35	$0.61
Diluted	$0.33	$0.42	$0.35	$0.61

2012
Revenues	$85,727	$103,237	$88,276	$74,589
Gross profit	$12,801	$14,440	$21,963	$8,049
Net income	$7,113	$8,473	$12,549	$6,169
Net income per common share:
Basic	$0.17	$0.21	$0.30	$0.15
Diluted	$0.17	$0.20	$0.30	$0.15

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2011, 2012, and 2013, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited FutureFuel Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assuance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FutureFuel Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 17, 2014 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri

March 17, 2014

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2013.

Item 9B. Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, chairman of the board and chief executive officer	70	2005	2015
Lee E. Mikles, president	58	2005	2014
Edwin A. Levy	76	2005	2016
Thomas R. Evans	59	2006	2014
William J. Doré	71	2012	2015
Paul G. Lorenzini, chief operating officer	74	2007	2015
Donald C. Bedell	72	2008	2016
Paul M. Manheim	65	2011	2014

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Chairman of the board and chief executive officer	70	2005
Lee E. Mikles	President	58	2005
Paul G. Lorenzini	Chief operating officer	74	2008
Rose M. Sparks	Principal financial officer and chief financial officer	47	2012
Ann P. Faitz	Secretary	62	2012

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel Dortch	Executive vice president and general manager	65	2007
Rose M. Sparks	Chief financial officer	47	2013

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013. Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman, president, chief executive officer and a director of World Point Terminals, Inc., a Delaware company based in Missouri which is the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services. He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and Bond Street Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Within the past five years, Mr. Novelly also served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

Our board believes that Mr. Novelly’s experience, knowledge, skills, and expertise as our chairman since 2005 and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value. Additionally, Mr. Novelly’s experience as the chief executive officer of Apex Oil Company, Inc., AIC Limited, and St. Albans Global Management, Limited Partnership, LLLP and as the chairman of World Point Terminals, Inc., as well as a number of executive positions with other oil refining, terminalling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Our board believes that Mr. Mikles’ experience, knowledge, skills, and expertise as our president and his knowledge of our operations and business strategies gained over his seven plus years of service to us in various roles provide valuable perspective to our board and add significant value. Additionally, Mr. Mikles’ finance and investment experience from his involvement with Mikles/Miller Management, Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Mikles’ service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Paul G. Lorenzini has been a member of our board since January 2007 and our chief operating officer since April 21, 2008. In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry. In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc. Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA. He subsequently became the chief executive officer and chairman of Bunzl North America and grew Bunzl North America to the largest food packaging distributor in North America and retired in July 2004 with the title of chairman emeritus. Mr. Lorenzini served as a director of Bunzl PLC between 1988 and 1991 and between 1999 and 2004.

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

Edwin A. Levy has been a member of our board since November 2005. In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor. Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. He is a director of World Point Terminals, Inc., a Delaware company based in Missouri which is the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States. In the past five years Mr. Levy was a director of Forward Industries, Inc., a publicly-held company in the business of designing, manufacturing, and distributing custom carrying case solutions, and World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

Our board believes that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his eight plus years of service to us in that capacity provide valuable perspective to our board and add significant value. Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Thomas R. Evans has been a member of our board since May 2006. From June 2004 until December 2013, he has served as president and chief executive officer of Bankrate, Inc., an Internet based aggregator of financial rate information. Mr. Evans was elected to Bankrate, Inc.’s board of directors in May 2004. From 1999 to 2002, Mr. Evans was chairman and chief executive officer of Official Payments Corporation, an Internet processor of payment to government entities.

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

William J. Doré was previously a member of our board between May 24, 2006 and March 20, 2007.  Mr. Doré is also the founder and retired chairman/chief executive officer of Global Industries, Ltd., now Technip, a worldwide organization that operated one of the largest fleets of marine construction assets in the world.  In 2000, in recognition of his accomplishments in the oil and gas industry, Mr. Doré was presented with the Rhodes Petroleum Industry Leadership Award from the Petroleum Division of the American Society of Mechanical Engineers.  He is also the recipient of the 2000 Horatio Alger Award, a prestigious national recognition of our country's most successful and admirable men and women who have overcome significant personal adversity through hard work, integrity, determination, and a strong dedication to helping others.  In 2011, Mr. Doré was named as the Civic Service Award recipient from the Chamber Southwest Louisiana.  The Civic Service Award is presented annually to an outstanding member of the community who exemplifies leadership and service.

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

Paul M. Manheim has been a member of our board since July 15, 2011. Mr. Manheim is currently a non-executive director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. He was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. HAL Real Estate Investments Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of WPT GP, LLC. the general partner of World Point Terminals, LP. and its predecessor since 2009. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

Our board believes that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Investments Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of WPT GP, LLC. and his experience as a chartered accountant add significant value to our board.

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

Rose Sparks has been our principal financial officer and treasurer and principal accounting officer since November 8, 2012 and our chief financial officer since June 1, 2013. Prior to June 1, 2013 Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty years of experience at the Batesville facility. In her capacity as chief financial officer, Mrs. Sparks manages and supervises FutureFuel Chemical Company’s accounting staff and works closely with our management in all aspects of financial reporting. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as the controller at the Batesville plant. Mrs. Sparks is a licensed certified public accountant.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2013, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2013, as well as any written representation from a reporting person that no Form 5 is required, we are aware that the following officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2013:

●	One Form 4 by David Baker late reporting a single purchase transaction.

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

Item 11. Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. We paid each of our directors $30,000 for 2013 and committee heads were paid an additional $10,000. Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically. We determined for 2013 not to pay salaries, bonuses, or other forms of cash compensation to any of our executive officers (in their capacities as such) (other than our chief operating officer Paul Lorenzini and certain executive officers of FutureFuel Chemical Company as described below). No other director compensation and no compensation for our executive officers have been set at this time for the calendar year 2014. Rather, our board believes it is more appropriate to set such compensation later in the year when 2014 results are capable of reasonable estimation.

In 2013, we paid salaries, bonuses, and other forms of compensation to our chief operating officer and to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly or Mikles for 2013. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Our president, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us. Neither Messrs. Novelly or Mikles received any increase in their salary, bonus, or other income to compensate them for their services to us. We decided to pay a bonus of $100,000 to our chief operating officer, Mr. Lorenzini, in December 2013. After review and discussion, we determined that such an amount was fair compensation for the services Mr. Lorenzini rendered, competitive compensation for similar services, and sufficient to motivate Mr. Lorenzini to aid in our achievement of short-term and long-term corporate goals. In addition, we reimbursed affiliates of Mr. Novelly $100,000 and Mr. Mikles $132,000 for expenses incurred by such affiliates in Mr. Novelly and Mr. Mikles performing services for us. As to our other executive officers, their base salaries were not adjusted as each of those individuals had received a salary adjustment effective February 25, 2013. We determined that their base salaries for 2013 were competitive with current market levels, sufficient for the services provided, and sufficient to motivate these individuals to aid in the achievement of short-term and long-term corporate goals.

For the year 2013, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined at 10% of the estimated after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments. We believe the 10% amount was reasonable and provides an incentive for such employees to continue implementing the business plan that we have installed at FutureFuel Chemical Company. Eligible FutureFuel Chemical Company employees hired after January 1, 2013 received $250. Eligible employees hired prior to January 1, 2013 received 132 hours of pay at their normal hourly rate. Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $92,587, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors. A portion of the bonuses related to the first three quarters was paid in cash on December 13, 2013 and the remainder was accrued along with a 10% accrual for the fourth quarter. After discussions with senior management and the review of historical financial performance, we determined the amout of bonuses distributed to Mr. Dortch, Mr. Baker, Mr. Schmitt and Ms. Sparks. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2013 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. The purpose of the Incentive Plan is to:

●

encourage share ownership by key personnel whose long-term employment with or engagement by us or our subsidiaries (including FutureFuel Chemical Company) is considered essential to our continued progress and, thereby, encourage recipients to act in our shareholders’ interests and share in our success;

●	encourage such persons to remain in our employ or in the employ of our subsidiaries; and
●	provide incentives to persons who are not our employees to promote our success.

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, options for 940,500 shares of stock and awards of 39,800 shares of stock have been made. We issued no stock options in 2013 and we did not issue any stock awards or stock appreciation rights. We will consider issuing additional stock options, stock awards, and/or stock appreciation rights pursuant to the criteria set forth below. However, no determinations have been made for 2014.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2013 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2013, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2013.

Summary Compensation Table

Person	Year	Salary	Bonus	Stock Awards	Option Awards(d)	All Other Compensa-tion(b)	Total
Paul A. Novelly(c) Chairman and Chief executive officer FutureFuel Corp.	2013 2012 2011	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 21,600 $, 41,900	$ 37,000 $ 39,000 $ 25,000	$ 37,000 $ 60,600 $ 66,900
Lee E. Mikles(c) President FutureFuel Corp.	2013 2012 2011	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 0 $ 0	$ 0 $ 21,600 $ 41,900	$ 36,000 $ 36,000 $ 25,000	$ 36,000 $ 57,600 $ 66,900
Paul G. Lorenzini(c) Chief operating officer FutureFuel Corp.	2013 2012 2011	$ 0 $ 0 $ 0	$ 100,000 $ 100,000 $ 100,000	$ 0 $ 0 $ 0	$ 0 $ 21,600 $ 41,900	$ 31,000 $ 31,000 $ 25,000	$ 131,000 $ 152,600 $ 166,900
Samuel Dortch(a) Executive vice president and general manager, FutureFuel Chemical Company	2013 2012 2011	$ 207,431 $ 201,718 $ 197,304	$ 92,587 84,170 $ 75,000	$ 0 $ 0 $ 0	$ 0 $ 21,600 $ 41,900	$ 20,089 $ 18,111 $ 19,499	$ 320,107 $ 325,599 $ 333,703
David Baker(a)(h) Senior vice president - operations support, FutureFuel Chemical Company	2013 2012 2011	$ 95,994 $ 192,358 $ 186,991	$ 15,837 $ 57,590 $ 52,000	$ 0 $ 0 $ 0	$ 0 $ 21,600 $ 41,900	$ 59,914 $ 18,447 $ 19,014	$ 171,746 $ 289,995 $ 299,905
Christopher Schmitt(a)(e) Chief financial officer and treasurer, FutureFuel Chemical Company	2013 2012 2011	$ 70,795 $ 150,000 $ 132,115	$ 32,500 $ 66,450 $ 65,000	$ 0 $ 0 $ 0	$ 0 $ 21,600 $ 41,900	$ 14,031 $ 14,603 $ 13,429	$ 117,326 $ 252,653 $ 252,444
Rose M. Sparks(a)(f) Principal financial officer, chief financial officer and treasurer FutureFuel Corp.	2013 2012	$ 145,045 $ 127,000	$ 63,349 $ 57,590	$ 0 $ 0	$ 0 $ 21,600	$ 13,860 $ 12,343	$ 222,255 $ 218,533

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

For Messrs. Novelly, Mikles, and Lorenzini, includes $37,000, $36,000 and $31,000, respectively, in director fees for 2013. Includes $39,000 and 25,000 in directors fees for Mr. Novelly; $36,000 and $25,000 for Mr. Mikles, and $31,000 and $25,000 for Mr. Lorenzini, respectively in 2012 and 2011. For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)

Our executive officers for the years indicated. We reimbursed an affiliate of Mr. Mikles $132,491,$138,383, and $100,000 in 2013, 2012, and 2011, respectively, for expenses incurred by such affiliate in 2013, 2012, and 2011, in connection with Mr. Mikles performing services for us and FutureFuel Chemical Company in 2013, 2012, and 2011. We reimbursed an affiliate of Mr. Novelly $100,000 in 2013, 2012, and 2011 for expenses incurred by such affiliate in 201, 2012, and 2011 in connection with Mr. Novelly performing services for us and FutureFuel Chemical Company in 2013, 2012, and 2011.

(d)

Represents the grant date valuation of the awards under FASB ASC Topic 718. Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein.

(e)

Mr. Schmitt became FutureFuel Chemical Company’s chief financial officer and treasurer on February 4, 2011 and resigned June 1, 2013 to assume new responsibilities with Apex Oil Company, Inc., an affliliated company of our Chairman.

(f)	Ms. Sparks became our Principal Financial Officer effective November 8, 2012 and chief financial officer and treasurer on June 1, 2013.

(h)	Mr. Baker retired as FutureFuel Chemical’s executive vice president operations support effective June 1, 2013.

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

No stock options were awarded in 2013.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the Incentive Plan.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2013 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
	10,000			$10.62	4/10/17
David Baker (a)	10,000	0	0	$12.74	5/31/14	0	0	0	0
	10,000			$10.62	5/31/14
Sam Dortch	10,000	0	0	$12.74	4/29/16	0	0	0	0
	10,000			$10.62	4/10/17
Rose M. Sparks(b)	10,000	0	0	$12.74	4/29/16	0	0	0	0
	10,000			$10.62	4/10/17

(a)	Mr. Baker retired as our Executive Vice President, Secretary, and Treasurer (Principal Financial Officer) effective June 1, 2013.

(b)	Ms. Sparks became our Principal Financial Officer effective November 8, 2012 and became FutureFuel Chemical’s chief financial officer and treasurer June 1, 2013.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2013, and stock awards which vested in such individual in 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly	0	$0	n/a	n/a
Lee E. Mikles	0	$0	n/a	n/a
Paul G. Lorenzini	0	$0	n/a	n/a
David Baker	0	$0	n/a	n/a
Sam Dortch	0	$0	n/a	n/a
Rose M. Sparks	0	$0	n/a	n/a
Chris J. Schmitt (a)	20,000	$116,200	n/a	n/a

(a)

Mr. Schmitt became FutureFuel Chemical’s chief financial officer and treasure on February 4, 2011 and resigned June 1, 2013 to assume new responsibilities with Apex Oil Company, Inc., an affiliated company of our Chairman.

Compensation of Directors

We paid each of our directors $30,000 for 2013 and committee heads were paid an additional $10,000. Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically. We believed this was fair for services provided. No director compensation has been set at this time for the calendar year 2014.

The following is the compensation our directors earned for 2013.

Director	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Paul A. Novelly(a)	$37,000	$0	$0	$0	$0	$0	$37,000
Lee E. Mikles(a)	$36,000	$0	$0	$0	$0	$0	$36,000
Edwin A. Levy	$48,000	$0	$0	$0	$0	$0	$48,000
Thomas R. Evans	$44,000	$0	$0	$0	$0	$0	$44,000
Paul G. Lorenzini(b)	$31,000	$0	$0	$0	$0	$0	$31,000
Donald C. Bedell	$48,000	$0	$0	$0	$0	$0	$48,000
Paul M. Manheim	$36,000	$0	$0	$0	$0	$0	$36,000
William J. Doré	$34,000	$0	$0	$0	$0	$0	$34,000

(a)

Affiliates of Messrs. Novelly and Mikles were reimbursed $100,000 and $132,491, respectively, for expenses incurred by them in Messrs. Novelly and Mikles providing services to us. See the discussion above.

(b)	Mr. Lorenzini also received compensation as an executive officer, which compensation is included in the discussion above regarding our executive officers.

The following table sets forth information concerning unexecuted options, stock that has not vested, and equity incentive plan awards as of December 31, 2013 with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (3) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A. Novelly(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Lee E. Mikles(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G. Lorenzini(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
	10,000			$10.62	4/10/17
Donald C. Bedell	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Thomas R. Evans	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
	10,000			$10.62	4/10/17
Edwin A. Levy	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul M. Manheim	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
	10,000			$10.62	4/10/17
William J. Doré	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a

(a)	These options are also included in the table set forth above regarding our executive officers.

None of our directors were recipients of stock awards which vested in 2013. No options were exercised in 2013.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2013 were Donald C. Bedell, Richard, William J. Doré, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2013 (other than the payment of directors fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell, William J. Doré, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2013, we issued options to purchase 940,500 shares of our common stock and awarded an additional 39,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	180,611	$11.70	1,689,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,342,830 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 1, 2014.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	17,725,100	40.9%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,327,785	5.4%

(a)

Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 265,000 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both of the named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)

Includes 2,090,200 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP. Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust. Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust. Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household. However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership. Also includes 47,985 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles, either in her own name or an IRA account. Mr. Mikles disclaims beneficial ownership of the shares owned by his wife. Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons. All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly(a)	17,725,100	40.9%
Lee E. Mikles(b)	2,327,785	5.4%
Paul G. Lorenzini(c)	719,877	1.7%
Edwin A. Levy(d)	288,750	0.7%
William J. Doré	300,000	0.7%
Sam Dortch(f)	55,154	0.1%
Thomas R. Evans	45,000	0.1%
Donald C. Bedell(e)	45,097	0.1%
Paul M. Manheim	2,000	0.0%
Rose M. Sparks	9,432	0.0%

All directors and executive officers	21,518,195	49.7%

(a)

Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 625,000 shares of common stock held by Apex Holding Co., and 265,000 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)

Includes 2,090,200 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP. Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust. Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust. Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household. However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership. Also includes 47,985 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles, either in her own name or an IRA account. Mr. Mikles disclaims beneficial ownership of the shares owned by his wife. Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons. All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

(d)

Does not include 1,275 shares of our common stock owned by The Edwin A. Levy Charitable Foundation, Inc., a New York not-for-profit corporation as to which Mr. Levy is a founder and director but not a beneficiary. Mr. Levy disclaims beneficial ownership of shares owned by the Foundation.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. The dollar amounts of such transactions are detailed in Note 19 to our consolidated financial statements included elsewhere herein.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2013 and 2012, we incurred $250,000 each year for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2013 and 2012, we incurred $11,050 and $17,500, respectively, for employee benefit plan audits and comfort letter procedures from RubinBrown LLP. Additionally, during fiscal 2012 we incurred $13,000 for an audit of a Schedule of Expenditures of Federal Awards for the Conservation Research and Development Grant of FutureFuel Corp. No such expenditure was incurred in 2013.

Tax Fees

During fiscal 2013 and 2012, we incurred fees of $24,200 and $21,500, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2013 or 2012.

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

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2013 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2013 and 2012 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011.

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

10.18	Third Modification Agreement dated June 30, 2013 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit 10.18 to Form 10-Q filed August 8, 2013).

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

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
Paul A. Novelly, Chairman and Chief Executive Officer

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

Date: March 17, 2014