Form 10-Q
period 2014-03-31
FutureFuel Corp.
filed 2014-05-08
CIK 1337298

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2014: 43,347,430

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2014, our audited consolidated balance sheet as at December 31, 2013, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2014 and March 31, 2013, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2014 and March 31, 2013.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2014 and December 31, 2013

(Dollars in thousands)

	(Unaudited) March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$101,304	$86,463
Accounts receivable, net of allowances of $0 and $0 at March 31, 2014 and December 31, 2013, respectively	17,373	28,620
Accounts receivable – related parties	4,125	4,629
Inventory	42,483	42,164
Income tax receivable	9,492	14,732
Prepaid expenses	1,497	1,843
Marketable securities	110,270	104,271
Other current assets	1,410	566
Total current assets	287,954	283,288
Property, plant and equipment, net	128,988	128,671
Other assets	2,667	2,488
Total noncurrent assets	131,655	131,159
Total Assets	$419,609	$414,447

Liabilities and Stockholders’ Equity
Accounts payable	$12,395	$14,927
Accounts payable – related parties	9,055	857
Current deferred income tax liability	7,410	8,787
Deferred revenue – short-term	8,253	6,869
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	7,168	7,802
Accrued expenses and other current liabilities – related parties	31	3
Total current liabilities	45,463	40,396
Deferred revenue – long-term	14,136	13,522
Other noncurrent liabilities	2,696	2,690
Noncurrent deferred income tax liability	28,425	29,249
Total noncurrent liabilities	45,257	45,461
Total liabilities	90,720	85,857
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,347,430 and 43,342,830 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	4	4
Accumulated other comprehensive income	6,672	7,436
Additional paid in capital	276,318	276,328
Retained earnings	45,895	44,822
Total stockholders’ equity	328,889	328,590
Total Liabilities and Stockholders’ Equity	$419,609	$414,447

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$80,303	$90,771
Revenues – related parties	1,894	1,394
Cost of goods sold	68,931	59,297
Cost of goods sold – related parties	2,669	10,620
Distribution	884	751
Distribution – related parties	111	116
Gross profit	9,602	21,381
Selling, general, and administrative expenses
Compensation expense	754	926
Other expense	631	506
Related party expense	64	83
Research and development expenses	702	916
	2,151	2,431
Income from operations	7,451	18,950
Interest and dividend income	2,370	1,153
Interest expense	(6)	(6)
(Loss)/gain on marketable securities	(49)	59
Other income	230	-
	2,545	1,206
Income before income taxes	9,996	20,156
Provision for income taxes	3,722	6,106
Net income	$6,274	$14,050

Earnings per common share
Basic	$0.14	$0.33
Diluted	$0.14	$0.33
Weighted average shares outstanding
Basic	43,343,502	42,928,109
Diluted	43,393,580	42,949,854

Comprehensive Income
Net income	$6,274	$14,050
Other comprehensive (loss)/income from unrealized net (losses)/gains on available-for-sale securities, net of tax of $(477) in 2014 and of $3,353 in 2013	(764)	5,379
Comprehensive income	$5,510	$19,429

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows provided by operating activities
Net income	$6,274	$14,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,360	2,658
Benefit for deferred income taxes	(1,724)	(982)
Change in fair value of derivative instruments	404	941
Impairment of fixed assets	-	382
Loss/(gain) on the sale of investments	49	(59)
Losses on disposals of fixed assets	5	-
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	11,247	(5,121)
Accounts receivable – related parties	504	(4,485)
Inventory	(319)	(28,710)
Income tax receivable	5,240	-
Prepaid expenses	346	172
Prepaid expenses – related party	187	-
Accrued interest on marketable securities	-	109
Other assets	(179)	(56)
Accounts payable	(2,532)	9,237
Accounts payable – related parties	8,198	(46)
Income taxes payable	-	4,288
Accrued expenses and other current liabilities	(634)	916
Accrued expenses and other current liabilities – related parties	28	50
Deferred revenue	1,998	(685)
Net cash provided by/(used in) operating activities	31,458	(7,335)
Cash flows from investing activities
Collateralization of derivative instruments	(1,435)	(1,605)
Purchase of marketable securities	(7,677)	(3,399)
Proceeds from the sale of marketable securities	388	3,606
Capital expenditures	(2,682)	(2,318)
Net cash used in investing activities	(11,406)	(3,716)
Cash flows from financing activities
Proceeds from the issuance of stock	-	19,292
Minimum tax withholding on stock options exercised	(54)	-
Excess tax benefits associated with stock options	44	-
Payment of dividends	(5,201)	(4,767)
Net cash (used in)/provided by financing activities	(5,211)	14,525
Net change in cash and cash equivalents	14,841	3,474
Cash and cash equivalents at beginning of period	86,463	58,737
Cash and cash equivalents at end of period	$101,304	$62,211

Cash paid for interest	$-	$-
Cash paid for income taxes	$162	$581

The accompanying notes are an integral part of these financial statements.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1)           Nature of operations and basis of presentation

Organization

FutureFuel Corp. (“FutureFuel ”), through its wholly-owned subsidiary, FutureFuel Chemical Company (“FutureFuel Chemical”), owns and operates a chemical production facility located on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River (the “Batesville Plant”).  FutureFuel Chemical manufactures diversified chemical products, biobased products comprised of biofuels, and biobased specialty chemical products.  FutureFuel Chemical’s operations are reported in two segments: chemicals and biofuels.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2013 audited consolidated financial statements and should be read in conjunction with the 2013 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical, FFC Grain, L.L.C., FutureFuel Warehouse Company, LLC, and Legacy Regional Transport, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

2)             Inventory

The carrying values of inventory were as follows as of:

	March 31, 2014	December 31, 2013
At average cost (approximates current cost)
Finished goods	$20,601	$13,590
Work in process	2,265	1,569
Raw materials and supplies	29,137	36,292
	52,003	51,451
LIFO reserve	(9,520)	(9,287)
Total inventory	$42,483	$42,164

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $62 and a gain of $1,339 for the three months ended March 31, 2014 and 2013, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2014		December 31, 2013
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(400)	$(703)	(50)	$(328)
Regulated fixed price future commitments, included in other current assets	42	$(30)	4	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,914 and $479 at March 31, 2014 and December 31, 2013, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)            Marketable securities

At March 31, 2014 and December 31, 2013, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	March 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$58,635	$11,073	$(2,745)	$66,963
Preferred stock	18,756	1,613	(25)	20,344
Trust preferred securities	20,240	803	(12)	21,031
Exchange traded debt instruments	1,809	123	-	1,932
Total	$99,440	$13,612	$(2,782)	$110,270

	December 31, 2013
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$51,711	$11,597	$(278)	$63,030
Preferred stock	18,519	893	(299)	19,113
Trust preferred securities	19,726	386	(235)	19,877
Exchange traded debt instruments	2,243	34	(26)	2,251
Total	$92,199	$12,910	$(838)	$104,271

The aggregate fair value of instruments with unrealized losses totaled $18,345 and $26,321 at March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, FutureFuel had a total of $0 and $0 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2014	December 31, 2013
Accrued employee liabilities	$4,816	$5,010
Accrued property, use, and franchise taxes	1,658	2,558
Other	725	237
Total	$7,199	$7,805

6)            Borrowings

Effective June 30, 2013, FutureFuel Chemical extended the term of its $50 million credit agreement with a commercial bank.  The loan is a revolving facility the proceeds of which may be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical.  The facility terminates on June 30, 2018.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts receivable plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

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

There were no borrowings under this credit agreement at March 31, 2014 or December 31, 2013.

7)            Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended March 31,
	2014	2013
Provision for income taxes	$3,722	$6,106
Effective tax rate	37.2%	30.3%

The effective tax rate for the three months ended March 31, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014.

The effective tax rate for the three months ended March 31, 2013 reflected FutureFuel’s expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the three months ended March 31, 2013 as a discrete item.  As a result of this treatment, FutureFuel’s effective tax rate for the three months ended March 31, 2013 was abnormally low.

Unrecognized tax benefits totaled $1,718 and $1,718 at March 31, 2014 and December 31, 2013, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At March 31, 2014 and December 31, 2013, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended March 31,
	2014	2013
Net income available to common stockholders	$6,274	$14,050

Weighted average number of common shares outstanding	43,343,502	42,928,109
Effect of stock options	50,078	21,745
Weighted average diluted number of common shares outstanding	43,393,580	42,949,854

Basic earnings per share	$0.14	$0.33
Diluted earnings per share	$0.14	$0.33

No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014 or 2013.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel.  Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks.  Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts and the purchase and sale of other petroleum products.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2014	$79,928	$2,269	$82,197
March 31, 2013	$87,978	$4,187	$92,165

For the three months ended March 31, 2014 and 2013, revenues from Mexico accounted for 2% and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2014 and 2013 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	For the three months ended March 31,
	2014	2013
Revenues
Chemicals	$30,276	$40,136
Biofuels	51,921	52,029
Revenues	$82,197	$92,165

Segment gross profit
Chemicals	$9,034	$13,066
Biofuels	568	8,315
Segment gross margins	9,602	21,381
Corporate expenses	(2,151)	(2,431)
Income before interest and taxes	7,451	18,950
Interest and other income	2,551	1,212
Interest and other expense	(6)	(6)
Provision for income taxes	(3,722)	(6,106)
Net income	$6,274	$14,050

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2014 and December 31, 2013.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Derivative instruments	$(733)	$(733)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$110,270	$110,270	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(328)	$(328)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$104,271	$104,271	$-	$-

11)         Reclassifications from accumulated other comprehensive income:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2014 and 2013:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the Three Months Ended March 31, 2014 (net of tax)
Balance at December 31, 2013	$7,436
Other comprehensive loss before reclassifications	(753)
Amounts reclassified from accumulated other comprehensive loss	(11)
Net current-period other comprehensive loss	(764)
Balance at March 31, 2014	$6,672

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the Three Months Ended March 31, 2013 (net of tax)
Balance at December 31, 2012	$2,597
Other comprehensive gain before reclassifications	5,435
Amounts reclassified from accumulated other comprehensive loss	(56)
Net current-period other comprehensive gain	5,379
Balance at March 31, 2013	$7,976

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2014 and 2013:

Reclassifications from Accumulated Other Comprehensive Income For the Three Months Ended March 31, 2014
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(18)	Loss on marketable securities
Total before tax	(18)
Tax benefit	7
Total reclassifications	$(11)

Reclassifications from Accumulated Other Comprehensive Income For the Three Months Ended March 31, 2013
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(92)	Loss on marketable securities
Total before tax	(92)
Tax benefit	36
Total reclassifications	$(56)

12)           Legal matters

From time to time, FutureFuel and its operations are parties to, or targets of, lawsuits, claims, investigations, regulatory matters, and proceedings, which are being handled and defended in the ordinary course of business.  While FutureFuel is unable to predict the outcomes of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

           Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2014 and 2013 are set forth in the following chart.

(Dollars in thousands)

	March 31, 2014	March 31, 2013
Net cash provided by/(used in) operating activities	$31,458	$(7,335)
Net cash used in investing activities	$(11,406)	$(3,716)
Net cash (used in)/provided by financing activities	$(5,211)	$14,525

Operating Activities

Cash from operating activities increased from $7,335,000 of cash used in operating activities in the first three months of 2013 to $31,458,000 of cash provided by operating activities in the first three months of 2014.  This increase was primarily attributable to a larger decrease in our accounts receivable, including accounts receivable from related parties, and lower increase in inventory balances for the first three months of 2014 as compared to the first three months of 2013.  In the first three months of 2014, accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $11,751,000.  In the first three months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $9,606,000.  The decrease in accounts receivable balances in 2014 was primarily related to the timing and amount of sales made on a common carrier pipeline.  In the first three months of 2013, changes in inventory carrying values decreased cash provided from operating activities by $28,710,000.  In the first three months of 2014, changes in inventory carrying values decreased cash from operating activities by $319,000.  The smaller increase in the inventory carrying value in the first three months of 2014 is primarily due to decreased purchases of biodiesel feedstock and from the timing and amount of purchases made on a common carrier pipeline.  Partially offsetting these increases to cash from operating activities was a smaller increase in accounts payable, including accounts payable to related parties and a decrease in our net income for the first three months of 2014 as compared to the first three months of 2013.  In the first three months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $9,191,000.  In the first three months of 2014, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $5,666,000.  This smaller increase was primarily due to the timing and amount of payments to vendors and suppliers.  Net income in the first three months of 2013 totaled $14,050,000, while in the first three months of 2014 net income totaled $6,274,000.  See the below discussion for the reasons for this change in net income for the periods presented.

Investing Activities

Cash used in investing activities increased from $3,716,000 in the first three months of 2013 to $11,406,000 in the first three months of 2014.  This increase was primarily the result of an increase in the net purchases of marketable securities in the first three months of 2014 compared to the first three months of 2013.  Such net purchases totaled $7,289,000 in the first three months of 2014 and totaled $207,000 of net sales in the first three months of 2013.  Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash paid for capital expenditures	$2,682	$2,318
Cash received as reimbursement of capital expenditures	(204)	(1,057)
Cash paid, net of reimbursement, for capital expenditures	$2,478	$1,261

Financing Activities

Cash from financing activities decreased from $14,525,000 of cash provided by financing activities for the first three months of 2013 to $5,211,000 of cash used by financing activities in the first three months of 2014.  This change is primarily the result of a decrease in proceeds from the issuance of stock.   In the first three months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds which completed the at-the-market offering. No new offering existed in the first three months of 2014.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes.  The facility terminates on June 30, 2018.  Advances are made pursuant to a borrowing base.  Advances are secured by a perfected first priority security interest in our accounts receivable and inventory.  The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time.  There is an unused commitment fee.  The ratio of total funded debt to EBITDA may not be more than 3:1.  We had no borrowings under this credit agreement at March 31, 2014 or December 31, 2013.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock.  The regular cash dividend amounted to $5,201,000.

In the first quarter of 2013, we paid a regular cash dividend in the amount of $0.11 per share on our common stock.  The regular cash dividend amounted to $4,767,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital.  Some of this excess working capital has been paid out as special and regular cash dividends.  Additional, regular cash dividends will be paid in 2014, as previously reported.  Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions.  In the periods ended March 31, 2014 and December 31, 2013, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $110,270,000 and $104,271,000 at March 31, 2014 and December 31, 2013, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

 Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals.  Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers.  Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate (or NOBS), a bleach activator manufactured for The Procter & Gamble Company for use in a household detergent; (ii) two proprietary herbicides and associated intermediates manufactured exclusively for two customers; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer.  The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, and a specialty polymer).

Revenues generated from the bleach activator are based on a supply agreement with the customer that expires December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement).  The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa, on an annual basis.  We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer.  Revenue from the bleach activator for the three months ended March 31, 2014 decreased by 23% from revenues for the three months ended March 31, 2013.  The majority of the decrease was from reduced sales volume. Sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years.  We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

We (and our predecessor at our Batesville plant) were the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors) since approximately 1992 until the contract ended in September 2013.  We now sell to this customer on a revised toll manufacturing, purchase order, basis. In the three months ended March 31, 2014, we began selling another herbicide intermediate to a new customer. The contract with the new customer is effective through December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement). No assurances can be given, however, that the agreement will be extended past 2016. Combined revenues from these two customers in the first three months of 2014 decreased 62% from revenues recognized on the original proprietary herbicide for the first three months of 2013. The majority of this decrease related to reduced sales volumes of the original proprietary herbicide intermediate.

The bleach activator and the two proprietary herbicide and associated intermediate customers represented approximately 16% of our revenues for the three months ended March 31, 2014.  We believe that the loss of the bleach activator customer would have a material adverse effect on us.

With respect to other custom manufacturing products, we toll manufacture an industrial intermediate utilized in the antimicrobial industry under a contract that stipulates a price curve based on volumes sold and has an inflationary pricing provision whereby we pass along most inflationary changes in production costs to the customer.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account.  We have the capability to process multiple types of vegetable oils, animal fats, and separated food waste oils.  We can receive feedstock by rail or truck, and have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit.  Annual capacity is in excess of 58 million gallons of biodiesel per year.

There currently is uncertainty as to the level at which we will produce and sell biodiesel in the future.  This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the presence or absence of government mandates and tax credits, including the $1.00 per gallon biodiesel blenders credit which expired December 31, 2013 and is currently before Congress for renewal.  See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm .

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

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Dollar Change	% Change
Revenues	$82,197	$92,165	$(9,968)	(11)%
Income from operations	$7,451	$18,950	$(11,499)	(61)%
Net income	$6,274	$14,050	$(7,776)	(55)%
Earnings per common share - basic	$0.14	$0.33	$(0.19)	(58)%
Earnings per common share – diluted	$0.14	$0.33	$(0.19)	(58)%
Capital expenditures (net of reimbursements)	$2,478	$1,261	$1,217	97%
Adjusted EBITDA	$10,108	$17,734	$(7,626)	(43)%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Adjusted EBITDA	$10,108	$17,734
Depreciation	(2,360)	(2,658)
Retroactive reinstatement of 2012 $1.00 blenders tax credit recognized in 2013	-	2,535
Interest and dividend income	2,370	1,153
Interest expense	(6)	(6)
Loss on disposal of property and equipment	(5)	-
(Losses)/gains on derivative instruments	(62)	1,339
Other (expense)/income, net	(49)	59
Income tax expense	(3,722)	(6,106)
Net income	$6,274	$14,050

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Adjusted EBITDA	$10,108	$17,734
Benefit for deferred income taxes	(1,724)	(982)
Impairment of fixed assets	-	382
Retroactive reinstatement of 2012 $1.00 blenders tax credit recognized in 2013	-	2,535
Interest and dividend income	2,370	1,153
Income tax expense	(3,722)	(6,106)
Gains/(losses) on derivative instruments	(62)	1,339
Change in fair value of derivative instruments and investments	404	941
Changes in operating assets and liabilities, net	24,084	(24,331)
Net cash provided by/(used in) operating activities	$31,458	$(7,335)

 Revenues

Revenues for the three months ended March 31, 2014 were $82,197,000 as compared to revenues for the three months ended March 31, 2013 of $92,165,000, a decrease of 11%.  Revenues from biofuels were $51,921,000, a slight decrease of $108,000 from the first quarter of 2013 and accounted for 63% of total revenues in the first quarter of 2014 as compared to 56% in the first quarter of 2013.  Revenues from chemicals decreased 25% and accounted for 37% of total revenues in the first quarter of 2014 as compared to 44% in the first quarter of 2013.  Within the chemicals segment, revenues for the three months ended March 31, 2014 changed as follows compared to the three months ended March 31, 2013: (i) revenues from the bleach activator decreased 23%; (ii) revenues from the two proprietary herbicides and associated intermediates decreased 62% relative to the revenues recognized in the prior period from the original customer; (iii) revenues from the industrial intermediate utilized in the antimicrobial industry and other custom chemicals decreased 35%; (iv) revenues from DIPB and CPOs increased 16%; and (vi) revenues from other performance chemicals increased 26%.

Revenue from the bleach activator and the two proprietary herbicide and associated intermediates are together the most significant components of our chemicals business revenue base, accounting for 16% of total revenues for the three months ended March 31, 2014 as compared to 22% of total revenues in March 31, 2013.  The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer.  Revenues for the bleach activator decreased on reduced volumes in the three months ended March 31, 2014. With respect to the two proprietary herbicide and associated intermediates, the decrease in revenue for the three months March 31, 2014 as compared to the three months ended March 31, 2013 was attributable to decreased sales volumes from our original proprietary herbicide customer.  See the discussion above as to the future business with the proprietary herbicide and associated intermediate customers.

Revenues from CPOs and DIPB together increased 16% during the first quarter of 2014 as compared to the first quarter of 2013.  The combined increased revenues from these two products were attributable to increased sales volumes of DIPB.

Revenues from other custom chemical products decreased 35% in the first quarter of 2014 as compared to the first quarter of 2013. This decrease was primarily due to products we campaign that were not sold in the first quarter 2014. With the exception of two products we no longer campaign, we expect to continue to manufacture and sell the other products the remainder of the year.

Revenues from the performance chemical customers increased 26% for the first quarter of 2014 as compared to the first quarter of 2013 and accounted for approximately 5% of total revenues for the three months ended March 31, 2014.  The increase was due to increased sales of two products we campaign for customers.

Revenues from biofuels decreased from $52,029,000 in the first quarter of 2013 to $51,921,000 in the three months ended March 31, 2014.  We experienced an increase in volumes demanded in the first quarter of 2014 as compared to the first quarter of 2013. The higher sales volume was partially offset by a decrease in the average sales price with the expiration of the $1.00 per gallon federal blender’s credit on December 31, 2013. A substantial portion of our biodiesel sold in the three months ended March 31, 2014 and 2013 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized.  We continue to develop our regional fuel business.  Revenues from biofuels have also been impacted in the first quarter of 2014 from the sales of refined petroleum products as a supplier on a common carrier pipeline.  Such sales totaled $694,000 and $9,218,000 in the first three months of 2014 and 2013, respectively.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first quarter of 2014 were $72,595,000 as compared to $70,784,000 for the first quarter of 2013, an increase of 3%, which compares to a 12% decrease in revenues for the period.

Cost of goods sold and distribution for the three months ended March 31, 2014 for our chemicals segment totaled $21,242,000 as compared to $27,070,000 for the three months ended March 31, 2013.  On a percentage basis, total cost of goods sold and distribution decreased approximately 22% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  This compares against a 25% decrease in chemical segment revenue for the same comparison periods.  This difference was largely a result of lower sales volumes on the bleach activator and the change in product mix for other custom chemicals.

Cost of goods sold and distribution for the first quarter of 2014 in our biofuels segment were $51,353,000 as compared to $43,714,000 for the first quarter of 2013.  On a percentage basis, cost of goods sold and distribution increased 17% versus a negligible change in revenues.  This difference resulted from a combination of the following: (i) higher average feedstock prices; (ii) the change in activity on the common carrier pipeline; (iii) hedging gains in the first quarter of 2013 totaling $1,339 as compared to a loss of $62 in the first quarter of 2014; (iv) the recognition in the first quarter of 2013 of the retroactive reinstatement of the 2012 $1.00 per gallon biodiesel blenders tax credit totaling $2,535 (recorded as a reduction of cost of goods sold and distribution expense); and (v) the benefit of the $1.00 per gallon biodiesel blender’s tax credit on quantities of biodiesel sold in the first quarter of 2013. Partially offsetting this increased cost was a $382 impairment of fixed asset charges incurred in the first three months of 2013 related to our granary. No such impairment charges were incurred in the first three months of 2014.  In the three months ended March 31, 2014 and 2013, we maintained minimal inventory of RINs, or renewable identification numbers.

  Operating Expenses

Operating expenses decreased 12% from $2,431,000 in the first quarter of 2013 to $2,151,000 in the first quarter of 2014.  This decrease was attributable to reduced research and development expenditures and reduced compensation expenditures.

  Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014.

The effective tax rate for the three months ended March 31, 2013 reflected our expected tax rate on reported operating earnings before income tax and the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the three months ended March 31, 2013 as a discrete item.  As a result of that treatment, our effective tax rate for the three months ended March 31, 2013 was abnormally low and did not continue at that rate for the remainder of 2013.

  Net Income

Net income decreased from $14,050,000 for the three months ended March 31, 2013 to $6,274,000 for the three months ended March 31, 2014.  Approximately 40% of this decrease is attributed to reduced sales volumes in the chemical segment. The primary additional reduction in net income was from the impact of the expiration of the $1.00 blender’s credit on December 31, 2013. Additionally, in the same quarter of last year, net income was benefited by the reinstatement of the $1.00 biodiesel blenders credit for 2012 which increased first quarter 2013 net income by $2,535 on a pretax basis, $1,541 on an after-tax basis.  The retroactive reinstatement of the agri-biodiesel production credit for 2012 benefited net income in the first three months of 2013 by $912 on an after-tax basis.  While both of these items pertained to 2012 activity, their benefit was not recorded as a component of our net income until 2013 as the law granting these benefits was not enacted until the first quarter 2013.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first three months of 2014 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $8,904,000 and $11,933,000 for the three months ended March 31, 2014 and 2013, respectively.

           Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at March 31, 2014 and December 31, 2013.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2014 or December 31, 2013 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer.  Such price protections are not always obtained, however, some raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts.  We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition .  Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship.  To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained.  We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2014 or 2013.  Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold.  As of March 31, 2014 and December 31, 2013, the fair values of our derivative instruments were a net liability in the amount of $733,000 and $328,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2014.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	83,518	LB	10%	$2,572	26.8%
Petrofuels	6,473	GAL	10%	$1,953	20.3%
Methanol	31,717	LB	10%	$844	8.8%
Natural Gas	395	MCF	10%	$239	2.5%
Electricity	24	MWH	10%	$111	1.2%
Sodium methylate	2,148	GAL	10%	$105	1.1%
Methanol	31,717	LB	10%	$102	1.1%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2014.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2014 or December 31, 2013 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2014 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2013 filed with the SEC on March 17, 2014.

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
Date: May 8, 2014

By:	/s/ Rose M. Sparks
Rose M. Sparks, Chief Financial Officer and Principal Financial Officer
Date: May 8, 2014