Form 10-Q
period 2014-06-30
FutureFuel Corp.
filed 2014-08-07
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2014: 43,606,118

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2014, our audited consolidated balance sheet as at December 31, 2013, our unaudited consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, and our unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2014 and June 30, 2013.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

(Dollars in thousands)

	(Unaudited) June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$84,552	$86,463
Accounts receivable, net of allowances of $0 and $0 at June 30, 2014 and December 31, 2013, respectively	21,031	28,620
Accounts receivable – related parties	2,691	4,629
Inventory	67,341	42,164
Income tax receivable	15,761	14,732
Prepaid expenses	1,005	1,843
Marketable securities	95,308	104,271
Other current assets	1,708	566
Total current assets	289,397	283,288
Property, plant and equipment, net	129,608	128,671
Other assets	2,598	2,488
Total noncurrent assets	132,206	131,159
Total Assets	$421,603	$414,447

Liabilities and Stockholders’ Equity
Accounts payable	$12,025	$14,927
Accounts payable – related parties	6,818	857
Current deferred income tax liability	9,255	8,787
Deferred revenue – short-term	7,306	6,869
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	7,600	7,802
Accrued expenses and other current liabilities – related parties	63	3
Total current liabilities	44,218	40,396
Deferred revenue – long-term	14,519	13,522
Other noncurrent liabilities	2,703	2,690
Noncurrent deferred income tax liability	28,400	29,249
Total noncurrent liabilities	45,622	45,461
Total liabilities	89,840	85,857
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,606,118 and 43,342,830 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	4	4
Accumulated other comprehensive income	9,183	7,436
Additional paid in capital	276,567	276,328
Retained earnings	46,009	44,822
Total stockholders’ equity	331,763	328,590
Total Liabilities and Stockholders’ Equity	$421,603	$414,447

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2014	2013
Revenues	$66,933	$104,031
Revenues – related parties	1,106	2,032
Cost of goods sold	59,048	75,492
Cost of goods sold – related parties	1,427	1,725
Distribution	907	1,107
Distribution – related parties	79	113
Gross profit	6,578	27,626
Selling, general, and administrative expenses
Compensation expense (inclusive of $204 of stock based compensation for the three months ended June 30, 2014)	855	1,015
Other expense	536	762
Related party expense	147	83
Research and development expenses	869	791
	2,407	2,651
Income from operations	4,171	24,975
Interest and dividend income	1,567	1,689
Interest expense	(7)	(6)
Gain on marketable securities	2,949	2,030
Other income	(64)	(34)
	4,445	3,679
Income before income taxes	8,616	28,654
Provision for income taxes	3,269	10,498
Net income	$5,347	$18,156

Earnings per common share
Basic	$0.12	$0.42
Diluted	$0.12	$0.42
Weighted average shares outstanding
Basic	43,352,836	43,334,441
Diluted	43,550,129	43,361,555

Comprehensive Income
Net income	$5,347	$18,156
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale securities, net of tax of $1,597 in 2014 and of ($1,143) in 2013	2,511	(1,836)
Comprehensive income	$7,858	$16,320

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Revenues	$147,236	194,802
Revenues – related parties	3,000	3,426
Cost of goods sold	127,979	134,789
Cost of goods sold – related parties	4,096	12,345
Distribution	1,791	1,858
Distribution – related parties	190	229
Gross profit	16,180	49,007
Selling, general, and administrative expenses
Compensation expense (inclusive of $204 of stock based compensation for the six months ended June 30, 2014)	1,609	1,941
Other expense	1,167	1,268
Related party expense	211	166
Research and development expenses	1,571	1,707
	4,558	5,082
Income from operations	11,622	43,925
Interest income	3,937	2,842
Interest expense	(13)	(12)
Gains on marketable securities	2,900	2,089
Other income/(expense)	166	(34)
	6,990	4,885
Income before income taxes	18,612	48,810
Provision for income taxes	6,991	16,604
Net income	$11,621	32,206

Earnings per common share
Basic	$0.27	0.75
Diluted	$0.27	0.75
Weighted average shares outstanding
Basic	43,348,195	43,132,398
Diluted	43,471,880	43,156,827

Comprehensive Income
Net income	$11,621	32,206
Other comprehensive income from unrealized gains on available for sale securities, net of tax of $1,088 in 2014 and $2,210 in 2013	1,747	3,543
Comprehensive income	$13,368	35,749

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows provided by operating activities
Net income	$11,621	$32,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,527	5,384
Benefit for deferred income taxes	(1,469)	(759)
Change in fair value of derivative instruments	1,966	723
Impairment of fixed assets	247	382
Gain on the sale of investments	(2,900)	(2,089)
Losses on disposals of fixed assets	4	-
Stock based compensation	204	-
Noncash interest expense	13	12
Changes in operating assets and liabilities:
Accounts receivable	7,589	(1,844)
Accounts receivable – related parties	1,938	(4,399)
Inventory	(25,177)	(8,634)
Income tax receivable	(1,029)	-
Prepaid expenses	1,052	697
Accrued interest on marketable securities	15	(200)
Other assets	(110)	(291)
Accounts payable	(2,902)	5,452
Accounts payable – related parties	5,961	(437)
Income taxes payable	-	1,756
Accrued expenses and other current liabilities	(202)	2,914
Accrued expenses and other current liabilities – related parties	60	100
Deferred revenue	1,434	(1,445)
Net cash provided by operating activities	2,842	29,528
Cash flows from/(used in) investing activities
Collateralization of derivative instruments	(3,337)	(2,189)
Purchase of marketable securities	(18,247)	(21,291)
Proceeds from the sale of marketable securities	32,945	18,335
Capital expenditures	(5,715)	(5,733)
Net cash provided by/(used in) investing activities	5,646	(10,878)
Cash flows from/(used in) financing activities
Proceeds from the issuance of stock	-	19,292
Minimum tax withholding on stock options exercised	(54)	-
Excess tax benefits associated with stock options	89	-
Payment of dividends	(10,434)	(9,534)
Net cash (used in)/provided by financing activities	(10,399)	9,758
Net change in cash and cash equivalents	(1,911)	28,408
Cash and cash equivalents at beginning of period	86,463	58,737
Cash and cash equivalents at end of period	$84,552	$87,145
Cash paid for income taxes	$7,000	$13,387

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

The biofuels segment leverages the Batesville Plant’s technical and operational expertise as well as available manufacturing capacity to compete in the emerging biofuels industry.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2013 audited consolidated financial statements and should be read in conjunction with the 2013 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”).  Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries, FutureFuel Chemical Company, FFC Grain, L.L.C., FutureFuel Warehouse Company, LLC, and Legacy Regional Transport, L.L.C.  Intercompany transactions and balances have been eliminated in consolidation.

2)            Inventory

The carrying values of inventory were as follows as of:

	June 30, 2014	December 31, 2013
At average cost (approximates current cost)
Finished goods	$25,111	$13,590
Work in process	1,906	1,569
Raw materials and supplies	50,343	36,292
	77,360	51,451
LIFO reserve	(10,019)	(9,287)
Total inventory	$67,341	$42,164

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $232 and a gain of $2,327 for the three months ended June 30, 2014 and 2013, respectively and a loss of $294 and a gain of $3,666 for the six months ended June 30, 2014 and 2013, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2014		December 31, 2013
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(325)	$(2,378)	(50)	$(328)
Regulated fixed price future commitments, included in other current assets	(41)	$83	4	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,817 and $479 at June 30, 2014 and December 31, 2013, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)           Marketable securities

At June 30, 2014 and December 31, 2013, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	June 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$41,165	$12,218	$(178)	$53,205
Preferred stock	18,596	1,421	-	20,017
Trust preferred securities	18,253	1,285	-	19,538
Exchange traded debt instruments	2,387	161	-	2,548
Total	$80,401	$15,085	$(178)	$95,308

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

The aggregate fair value of instruments with unrealized losses totaled $2,678 and $26,321 at June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, FutureFuel had a total of $0 and $0 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)           Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2014	December 31, 2013
Accrued employee liabilities	$5,478	$5,010
Accrued property, use, and franchise taxes	1,824	2,558
Other	361	237
Total	$7,663	$7,805

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

There were no borrowings under this credit agreement at June 30, 2014 or December 31, 2013.

7)           Provision for income taxes

The following table summarizes the provision for income taxes.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Provision for income taxes	$3,269	$10,498	$6,991	$16,604
Effective tax rate	37.9%	36.6%	37.6%	34.0%

The effective tax rate for the three months ended June 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014.

The effective tax rate for the three and six months ended June 30, 2013 reflected FutureFuel’s expected tax rate on reported operating earnings before income tax and included the impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the three and six months ended June 30, 2013 as a discrete item.  As a result of this treatment, FutureFuel’s effective tax rate for the three and six months ended June 30, 2013 was abnormally low.

Unrecognized tax benefits totaled $1,718 and $1,718 at June 30, 2014 and December 31, 2013, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At June 30, 2014 and December 31, 2013, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions.  FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2010 forward.  FutureFuel Chemical is subject to the effects of tax examinations that may impact the carry-over basis of its assets and liabilities.

8)           Earnings per share

The computation of basic and diluted earnings per common share was as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Net income available to common stockholders	$5,347	$18,156	$11,621	$32,206

Weighted average number of common shares outstanding	43,352,836	43,334,441	43,348,195	43,132,398
Effect of stock options and other awards	197,293	27,114	123,685	24,429
Weighted average diluted number of common shares outstanding	43,550,129	43,361,555	43,471,880	43,156,827

Basic earnings per share	$0.12	$0.42	$0.27	$0.75
Diluted earnings per share	$0.12	$0.42	$0.27	$0.75

No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2014 or 2013.

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

Three Months Ended	United States	All Foreign Countries	Total
June 30, 2014	$66,461	$1,578	$68,039
June 30, 2013	$102,901	$3,162	$106,063

Six Months Ended	United States	All Foreign Countries	Total
June 30, 2014	$146,389	$3,848	$150,236
June 30, 2013	$190,879	$7,349	$198,228

For the three months ended June 30, 2014 and 2013, revenues from Mexico accounted for 2% and 3%, respectively, of total revenues. For the six months ended June 30, 2014 and 2013, revenues from Mexico accounted for 2% and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three and six months ended June 30, 2014 and June 30, 2013 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Revenues
Chemicals	$32,609	$42,026	$62,885	$82,162
Biofuels	35,430	64,037	87,351	116,066
Revenues	$68,039	$106,063	$150,236	$198,228

Segment gross profit
Chemicals	$7,131	$14,784	$16,165	$27,850
Biofuels	(553)	12,842	15	21,157
Segment gross margins	6,578	27,626	16,180	49,007
Corporate expenses	(2,407)	(2,651)	(4,558)	(5,082)
Income before interest and taxes	4,171	24,975	11,622	43,925
Interest and other income	4,516	3,719	7,003	4,931
Interest and other expense	(71)	(40)	(13)	(46)
Provision for income taxes	(3,269)	(10,498)	(6,991)	(16,604)
Net income	$5,347	$18,156	$11,621	$32,206

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2014 and December 31, 2013.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Derivative instruments	$2,295	$2,295	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$95,308	$95,308	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(328)	$(328)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$104,271	$104,271	$-	$-

11)         Reclassifications from accumulated other comprehensive income:

The following tables summarizes changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For The Three Months Ended June 30, 2014 (net of tax)
Balance at March 31, 2014	$6,672
Other comprehensive income before reclassifications	6,042
Amounts reclassified from accumulated other comprehensive income	(3,531)
Net current-period other comprehensive income	2,511
Balance at June 30, 2014	$9,183

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For The Six Months Ended June 30, 2014 (net of tax)
Balance at December 31, 2013	$7,436
Other comprehensive income before reclassifications	5,266
Amounts reclassified from accumulated other comprehensive income	(3,519)
Net current-period other comprehensive income	1,747
Balance at June 30, 2014	$9,183

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarizes amounts reclassified from accumulated other comprehensive income in the three and six months ended June 30, 2014:

Reclassifications from Accumulated Other Comprehensive Income
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$5,732	$5,713	Gain on marketable securities
Total before tax	5,732	5,713
Tax expense	(2,201)	(2,194)
Total reclassifications	$3,531	$3,519

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

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services, income tax, and consulting services by FutureFuel from these related parties.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues

Total revenues for the three months ended June 30, 2014 decreased 36% to $68,039,000 as compared to revenues for the three months ended June 30, 2013 of $106,063,000. There were substantial decreases in revenues in both our chemical and biodiesel segments.

Revenues from biofuels decreased 45% to $35,430,000, a decrease of $28,607,000 from the second quarter of 2013 and accounted for 52% of total revenues in the second quarter of 2014 as compared to 60% in the second quarter of 2013. We experienced both decreased biodiesel demand and reduced biodiesel selling prices in the second quarter of 2014 as compared to the second quarter of 2013. The biodiesel industry is suffering severely from the absence of the both the 2014 final renewable fuel mandate from the government and the federal $1.00 per gallon blenders’ credit. The lack of the 2014 mandate has depressed the value of biodiesel RINs, which in turn has impacted biodiesel demand and revenue. For comparison, biodiesel RINs traded for just over $1.00 as of June 30, 2013, at which time the $1.00 per gallon federal blenders’ credit was in effect. RINs at June 30, 2014 traded for just over $0.50, and the $1.00 federal blenders’ credit has not been available in 2014. The change in biodiesel RIN value and the absence of the $1.00 federal blenders’ credit combined to have a significant impact on biodiesel profitability and, therefore, biodiesel demand. Unless or until these regulatory provisions change, we anticipate continued depressed conditions in the market for our biodiesel products.

A substantial portion of our biodiesel sold in the three months ended June 30, 2014 and 2013 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized. See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm. Biofuel revenues have benefited slightly in the second quarter of 2014, however, from our sales of refined petroleum products as a supplier on a common carrier pipeline. Such sales totaled $784,000 and $0 in the three months ended June 30 of 2014 and 2013, respectively.

Revenues from chemicals decreased 22% during the most recent quarter compared to the second quarter of 2013, accounting for 48% of total revenues compared to 40% in the same quarter a year ago. Within the chemicals segment, revenues for the three months ended June 30, 2014 changed as follows compared to the three months ended June 30, 2013: (i) revenues from our bleach activator decreased 19%; (ii) revenues from the two proprietary herbicides and associated intermediates decreased 51% relative to the revenues recognized in the prior period from the original customer; (iii) revenues from the industrial intermediate utilized in the antimicrobial industry and other custom chemicals decreased 38%; (iv) revenues from antioxidant precursors (DIPB) and chlorinated polyolefin adhesion promoters (CPOs) increased 7%; and (v) revenues from other performance chemicals increased 33%.

Revenue from the bleach activator and the two proprietary herbicide and associated intermediates are together the most significant components of our chemicals business revenue base, accounting for 20% of total revenues for the three months ended June 30, 2014 as compared to 18% of total revenues in June 30, 2013. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer. Revenues for the bleach activator decreased on reduced volumes in the three months ended June 30, 2014, partially offset by increased per unit prices. Sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years. We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline.

With respect to the two proprietary herbicide and associated intermediates, the decrease in revenue for the three months June 30, 2014 as compared to the three months ended June 30, 2013 primarily was attributable to decreased sales volumes from our original proprietary herbicide customer. We now sell to this customer on a revised toll manufacturing, purchase order, basis. Since the beginning of 2014, we began selling another herbicide intermediate to a new customer. The contract with the new customer is effective through December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement). No assurances can be given, however, that the agreement will be extended past 2016. Combined revenues from these two customers in the first six months of 2014, however, still decreased substantially from revenues recognized on the original proprietary herbicide for the first six months of 2013.

For CPOs and DIPB, the combined 7% increase in revenues this quarter was attributable to increased sales volumes to our primary customer.

Revenues from other custom chemical products decreased 45% in the second quarter of 2014 as compared to the second quarter of 2013. The decrease was primarily related to loss of sales of a product to a substantial customer and discontinued production of another custom chemical product for lack of demand.

A bright spot was a 33% increase in revenues from performance chemicals for the second quarter of 2014 as compared to the same quarter last year, accounting for approximately 8% of total revenues for the three months ended June 30, 2014. Sales of a new product and increased demand for another existing product accounted for most of this increase.

Cost of Goods Sold, Distribution, and Segment Gross Profit

Total cost of goods sold and distribution for the second quarter of 2014 were $61,461,000 as compared to $78,437,000 for the second quarter of 2013, a decrease of 22%. By comparison, our revenues decreased 36% for the period. Due to the significant fixed cost component of our operating structure, decreases in revenues have a disproportionate impact on profitability. A build-up of finished goods inventory (primarily biodiesel) and increased fixed costs during the quarter also contributed to this disparity.

Cost of goods sold and distribution for the second quarter of 2014 in our biofuels segment were $35,983,000 as compared to $51,195,000 for the second quarter of 2013. On a percentage basis, cost of goods sold and distribution decreased 30% from the three months ended June 30, 2013 as compared to a 45% reduction in revenues for the same period. The reduction in biofuel segment gross profit was primarily the result of a combination of the following: (i) hedging losses were $232,000 in the second quarter of 2014 as compared to hedging gains in the second quarter of 2013 of $2,327,000; (ii) the impact of not having the benefit of the $1.00 per gallon blenders’ credit on quantities of biodiesel sold in the second quarter of 2014; (iii) reduced biodiesel RIN values; and (iv) reduced production yields from the mix of feedstock purchased. Additionally, at June 30, 2014 we held in inventory certain quantities of biodiesel RINs. We do not allocate production cost to internally generated RINs. The benefit of the sale of our RINs is recognized in the period the sale is completed. Minimal RINs were held in inventory at June 30, 2013. Partially offsetting the reduced gross profit was the benefit of a larger fixed cost allocation to the chemical segment, which included a reduction in the change in LIFO reserve for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Cost of goods sold and distribution for the three months ended June 30, 2014 for our chemicals segment totaled $25,478,000 as compared to $27,242,000 for the three months ended June 30, 2013.  On a percentage basis, total cost of goods sold and distribution decreased approximately 6% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  This compares against a 22% decrease in chemical segment revenue for the same comparison periods.

The reduction in chemical segment gross profit was primarily the result of reduced sales volumes, particularly volumes of: (i) the original proprietary herbicide intermediate; (ii) two other custom chemicals we no longer sell; (iii) the bleach activator; and (iv) timing of shipment of particular products when compared quarter to quarter. Chemical segment gross profit was also negatively impacted by reduced production yields for certain products. These reduced production yields are not expected to continue. Additionally, higher maintenance and repairs costs were incurred for waste treatment activities during the second quarter of 2014, which should be non-recurring. These reductions in gross profit were partially offset by a reduction in the LIFO reserve for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating Expenses

Operating expenses decreased 9% from $2,651,000 in the second quarter of 2013 to $2,408,000 in the second quarter of 2014. This decrease was primarily attributable to reduced compensation expense. Partially offsetting this reduction was a restricted stock award for 250,000 shares granted on May 9, 2014 to Paul A. Novelly, our Chief Executive Officer pursuant and subject to the terms and conditions of the Company’s 2007 Omnibus Incentive Plan. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the award is $4,195,000 and will be recognized into expense equally over the three year service period.

Provision for Income Taxes and Net Income

The effective tax rate for the three months ended June 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014. The effective tax rate for the three months ended June 30, 2013 reflected our expected tax rate on reported operating earnings before tax. Net income for the quarter ended June 30, 2014 decreased 71% to $5,347,000 from $18,156,000 during the same quarter a year ago.

Set forth below is a summary of certain financial information regarding EBITDA for the three month periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Dollar Change	% Change
Revenues	$68,039	$106,063	$(38,024)	(35.9)%
Income from operations	$4,171	$24,975	$(20,804)	(83.3)%
Net income	$5,347	$18,156	$(12,809)	(70.5)%
Earnings per common share - basic	$0.12	$0.42	$(0.30)	(70.6)%
Earnings per common share – diluted	$0.12	$0.42	$(0.30)	(70.6)%
Capital expenditures (net of reimbursements)	$2,641	$2,345	$296	12.6%
Adjusted EBITDA	$6,709	$25,340	$(18,631)	(73.5)%

We use adjusted EBITDA, a non-GAAP financial measure, as an operating metric to measure both performance and liquidity. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, other non-operating income or expenses, and, in 2013, the impact from the retroactive reinstatement of the 2012 $1.00 per gallon biodiesel blenders’ tax credit. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Adjusted EBITDA	$6,709	$25,340
Depreciation	(2,167)	(2,726)
Non-cash stock based compensation	(204)	-
Interest and dividend income	1,567	1,689
Interest expense	(7)	(6)
Gain on disposal of property and equipment	1	-
(Losses)/gains on derivative instruments	(232)	2,327
Other income, net	2,949	2,030
Income tax expense	(3,269)	(10,498)
Net income	$5,347	$18,156

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure, is set forth below under Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenues for the six months ended June 30, 2014 decreased 24% to $150,236,000 as compared to $198,228,000 in revenues for the six months ended June 30, 2013. These six months results further reflect the disappointing three month results discussed above. Revenues from biofuels for the six months just ended decreased 25% and accounted for 58% of total revenues in the first six months of 2014, relatively unchanged from last year. Revenues from chemicals decreased 23% and accounted for 42% of total revenues in the first six months of 2014.

Revenues from biofuels decreased from $116,066,000 in the six months ended June 30, 2013 to $87,351,000 in the six months ended June 30, 2014. The expiration of the $1.00 per gallon blenders’ credit on December 31, 2013 along with the absence of the government mandated renewable fuel standard for biodiesel for 2014 combined to negatively impact the biodiesel industry and our biodiesel segment. Additionally, our results for the first six months of 2013 included a positive impact from the retroactive reinstatement of the 2012 $1.00 per gallon blenders’ credit. A substantial portion of our biodiesel sold in the first six months of 2014 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized. Revenues from biofuels have been positively impacted this year by our sales of refined petroleum products as a supplier on a common carrier pipeline, totaling $9,213,000 in the first six months of 2013 compared to $1,478,000 in the first six months of 2014.

Within the chemicals segment, revenues for the first six months of 2014 changed as follows compared to the first six months of 2013: (i) revenues from the bleach activator decreased 21%; (ii) revenues from the proprietary herbicide and intermediates decreased 57%; (iii) revenue from the industrial intermediate utilized in the antimicrobial industry and other custom revenue decreased 37%; (iv) revenue from CPOs and DIPB increased 12%; and (v) revenues from performance chemical products increased 30%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 18% of total revenues for the six months ended June 30, 2014 as compared to 20% of total revenues for the six months ended June 30, 2013. Revenues from the bleach activator decreased 21% during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The decrease was attributable to reduced volumes sold in 2014, partially offset by increased per unit prices. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We are unable to predict with any certainty the revenues we will receive from this product in the future. With respect to the proprietary herbicide and intermediates, the 57% decrease in revenue for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was attributable to reduced volumes in 2014. See the discussion above as to the future business with both herbicide and intermediates customers.

Revenues from CPOs and DIPB together increased 12% during the first six months of 2014 compared to the first six months of 2013. The combined increased revenues from these two products were attributable to increased sales volumes. Demand for these products can fluctuate significantly from year to year.

Revenues from other custom chemical products decreased 42% in the first six months of 2014 as compared to the first six months of 2013. The decrease was largely the result of: (i) discontinued sales of two custom chemical products; and (ii) reduced sales demand for two other custom products.

Revenues from proprietary chemicals increased 30% for the first six months of 2014 as compared to the first six months of 2013 and accounted for approximately 6% of total revenues for the first six months of 2014. The increase was due to timing of campaigned products and to increased demand on the SSIPA/LISIPA products.

Cost of Goods Sold, Distribution, and Segment Gross Profit

Total cost of goods sold and distribution for the first six months of 2014 were $134,056,000 as compared to $149,221,000 for the first six months of 2013, a decrease of 10%, which compares to a 24% decrease in revenues for the period.

Cost of goods sold and distribution for the first six months of 2014 in our biofuels segment was $87,336,000 as compared to $94,909,000 for the first six months of 2013. On a percentage basis, cost of goods sold and distribution decreased 8% versus a decrease in revenues of 25%. This reduction in biofuel segment gross profit was largely the result of a combination of the following: (i) expiration of the $1.00 per gallon blenders’ tax credit on December 31, 2013; (ii) the first six months of 2013 including the benefit of the retroactive reinstatement of the 2012 blenders’ tax credit of $2,535,000; (iii) hedging losses totaling $294,000 in the first six months of 2014 as compared to hedging gains in the first six months of 2013 of $3,666,000; and (iii) the establishment of an inventory of biodiesel RINs at June 30, 2014 when minimal inventory was present at June 30, 2013. We do not allocate production costs to internally generated RINs, and, from time to time, we enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in us maintaining possession of the applicable RINs. The benefit derived from the eventual sale of the RINs is not reflected in our results of operations until such time as the RIN sale has been completed, which may lead to variability in our reported operating results.

Cost of goods sold and distribution for the first six months of 2014 for our chemicals segment totaled $46,720,000 as compared to $54,312,000 for the first six months of 2013. On a percentage basis, cost of goods sold and distribution decreased 14% versus a decrease of 23% in revenues. The reduction in chemical segment gross profit was largely the result of reduced sales volumes, particularly volumes of: (i) the original proprietary herbicide intermediate; (ii) two other custom chemicals we no longer sell; (iii) the bleach activator; and (iv) timing of shipment of particular products when compared quarter to quarter. Chemical segment gross profit was also negatively impacted by reduced production yields for certain chemical processes. These reduced production yields are not expected to continue.

Operating Expenses

Operating expense decreased 10%, from $5,082,000 in the six months ended June 30, 2013 to $4,559,000 in the six months ended June 30, 2014. The majority of the decrease was attributed to reduced compensation expense which was partially offset by a restricted stock award for 250,000 shares of stock on May 9, 2014 issued to Paul A. Novelly, our Chief Executive Officer pursuant and subject to the terms and conditions of the Company’s 2007 Omnibus Incentive Plan. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the award is $4,195,000 and will be recognized into expense equally over the three year service period. For the six months ended June 30, 2014, the compensation expense was $204,000.

Provision for Income Taxes and Net Income

The effective tax rates for the six months ended June 30, 2014 and 2013 reflect our expected tax rate on reported operating earnings before income taxes. The effective tax rate for the six months ended June 30, 2013 includes the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, our effective tax rate for the six months ended June 30, 2013 is lower than it otherwise would be. Net income for the six months ended June 30, 2014 decreased 64% to $11,621,000, from $32,206,000 during the same period last year.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first three months of 2014 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $18,204,000 and $24,243,000 for the six months ended June 30, 2014 and 2013, respectively.

Set forth below is a summary of certain financial information regarding EBITDA for the six month periods indicated.

(Dollars in thousands other than per share amounts)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	Dollar Change	% Change
Revenues	$150,236	$198,228	$(47,992)	(24.2%)
Income from operations	$11,622	$43,925	$(32,303)	(73.5%)
Net income	$11,621	$32,206	$(20,585)	(63.9%)
Earnings per common share - basic	$0.27	$0.75	$(0.48)	(64.0%)
Earnings per common share – diluted	$0.27	$0.75	$(0.48)	(64.0%)
Capital expenditures (net of customer reimbursements and grants)	$5,119	$3,606	$1,513	42.0%
Adjusted EBITDA	$16,817	$43,074	$(26,257)	(61.0%)

See the discussion above regarding our use of adjusted EBITDA. The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Adjusted EBITDA	$16,817	$43,074
Depreciation and amortization	(4,527)	(5,384)
Non-cash stock-based compensation	(204)	-
Retroactive reinstatement of 2012 $1 blender credit	-	2,535
Interest and dividend income	3,937	2,842
Interest expense	(13)	(12)
Loss on disposal of property and equipment	(4)	-
(Losses)/gains on derivative instruments	(294)	3,666
Other income, net	2,900	2,089
Income tax expense	(6,991)	(16,604)
Net income	$11,621	$32,206

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Adjusted EBITDA	$16,817	$43,074
Benefit from deferred income taxes	(1,469)	(759)
Impairment of fixed assets	247	382
Retroactive reinstatement of 2012 $1.00 blenders credit	-	2,535
Interest and dividend income	3,937	2,842
Income tax expense	(6,991)	(16,604)
(Losses)/gains on derivative instruments	(294)	3,666
Change in fair value of derivative instruments and marketable securities	1,966	723
Changes in operating assets and liabilities, net	(11,371)	(6,331)
Other	-	-
Net cash provided by operating activities	$2,842	$29,528

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2014 and 2013 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2014	June 30, 2013
Net cash provided by operating activities	$2,842	$29,528
Net cash provided by/(used) in investing activities	$5,646	$(10,878)
Net cash (used in)/provided by financing activities	$(10,399)	$9,758

Operating Activities

Cash from operating activities decreased from $29,528,000 of cash provided by operating activities in the first six months of 2013 to $2,842,000 of cash provided by operating activities in the first six months of 2014. This decrease was primarily attributable to an increase in our inventory and a decrease in net income, offset by a decrease in accounts receivable balances for the first six months of 2014 as compared to the first six months of 2013. In the first six months of 2013, changes in inventory carrying values decreased cash provided from operating activities by $8,634,000. In the first six months of 2014, changes in inventory carrying values decreased cash from operating activities by $25,177,000. The increase in the inventory carrying value in the first six months of 2014 is primarily due to an increase in biodiesel and from the timing and amount of purchases made on a common carrier pipeline. In the first six months of 2014, accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $9,527,000. In the first six months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $6,243,000. The decrease in accounts receivable balances in 2014 was primarily related to a decrease in biodiesel customer balances as well reduced balances from the timing of shipments on the common carrier pipeline. Net income in the first six months of 2013 totaled $32,206,000, while in the first six months of 2014 net income totaled $11,621,000. Partially offsetting these decreases to cash from operating activities was a smaller increase in accounts payable, including accounts payable to related parties. In the first six months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $5,015,000. In the first six months of 2014, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $3,059,000. This smaller increase was primarily due to the timing and amount of payments to vendors and suppliers.

Investing Activities

Cash from investing activities increased from $10,878,000 of cash used in investing activities in the first six months of 2013 to $5,646,000 of cash provided in the first six months of 2014. This change was primarily the result of an increase in the net sales of marketable securities in the first six months of 2014 compared to the first six months of 2013. The net sales totaled $14,698,000 in the first six months of 2014 and the net purchases in the first six months of 2013 totaled $2,956,000. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

 (Dollars in thousands)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Cash paid for capital expenditures	$5,715	$5,733
Cash received as reimbursement of capital expenditures	(596)	(2,127)
Cash paid, net of reimbursement, for capital expenditures	$5,119	$3,606

Financing Activities

Cash from financing activities changed from $9,758,000 of cash provided by financing activities for the first six months of 2013 to $10,399,000 of cash used by financing activities in the first six months of 2014. This change is primarily the result of a decrease in proceeds from the issuance of stock. In the first six months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds which completed the at-the-market offering. No new offering existed in the first six months of 2014.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be more than 3:1. We had no borrowings under this credit agreement at June 30, 2014 or December 31, 2013.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock.  The regular cash dividend amounted to $5,201,000 in the first quarter of 2014 and $5,233,000 in the second quarter of 2014, for aggregate dividend payments of $10,434,000 in the first six months of 2014.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions.  In the periods ended June 30, 2014 and December 31, 2013, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of the preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $95,308,000 and $104,271,000 at June 30, 2014 and December 31, 2013, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at June 30, 2014 and December 31, 2013.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2014 or December 31, 2013 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Subsequent Events

On July 2, 2014, FutureFuel Chemical Company hired Paul M. Flynn to become its new Executive Vice President of Business and Marketing. Mr. Flynn is a global business executive with 25 years of international experience in the chemical and biotech industries. For the last six years Mr. Flynn has been employed in corporate strategy at Monsanto Company. Prior to joining Monsanto, he led strategy and business development for Specialty Plastics, a division of Eastman Chemical. He received an MBA from Kellogg School of Management, Northwestern University in Evanston, Illinois and graduated with a Bachelor of Science Degree in Polymer Technology from Athlone Institute in Ireland. Mr. Flynn will start work with us on September 2, 2014.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold.  As of June 30, 2014 and December 31, 2013, the fair values of our derivative instruments were a net liability in the amount of $2,295,000 and $328,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2014.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	137,280	LB	10%	$4,420	27.3%
Petrofuels	12,482	GAL	10%	$3,773	23.3%
Methanol	55,977	LB	10%	$1,444	8.9%
Natural Gas	636	MCF	10%	$365	2.3%
Electricity	50	MWH	10%	$262	1.6%
Coal	24,328	Ton	10%	$203	1.3%
Sodium methylate	3,623	LB	10%	$177	1.1%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2014.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2014 or December 31, 2013 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2014 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
Date: August 7, 2014

By:	/s/ Rose M. Sparks
Rose M. Sparks, Chief Financial Officer and Principal Financial Officer
Date: August 7, 2014