Form 10-Q
period 2014-09-30
FutureFuel Corp.
filed 2014-11-06
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2014: 43,722,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2014, our audited consolidated balance sheet as at December 31, 2013, our unaudited consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

(Dollars in thousands)

	(Unaudited) September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$88,632	$86,463
Accounts receivable, net of allowances of $46 and $0 at September 30, 2014 and December 31, 2013, respectively	33,490	28,620
Accounts receivable – related parties	125	4,629
Inventory	59,184	42,164
Income tax receivable	11,196	14,732
Prepaid expenses	449	1,843
Marketable securities	106,246	104,271
Other current assets	5,649	566
Total current assets	304,971	283,288
Property, plant and equipment, net	128,375	128,671
Other assets	2,627	2,488
Total noncurrent assets	131,002	131,159
Total Assets	$435,973	$414,447
Liabilities and Stockholders’ Equity
Accounts payable	$20,356	$14,927
Accounts payable – related parties	8,917	857
Current deferred income tax liability	12,023	8,787
Deferred revenue – short-term	1,842	6,869
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	6,358	7,802
Accrued expenses and other current liabilities – related parties	99	3
Total current liabilities	50,746	40,396
Deferred revenue – long-term	15,820	13,522
Other noncurrent liabilities	2,709	2,690
Noncurrent deferred income tax liability	28,801	29,249
Total noncurrent liabilities	47,330	45,461
Total liabilities	98,076	85,857
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,722,388 and 43,342,830 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	4	4
Accumulated other comprehensive income	8,488	7,436
Additional paid in capital	277,192	276,328
Retained earnings	52,213	44,822
Total stockholders’ equity	337,897	328,590
Total Liabilities and Stockholders’ Equity	$435,973	$414,447

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues	$93,418	$118,758
Revenues – related parties	9,717	2,361
Cost of goods sold	67,249	92,721
Cost of goods sold – related parties	14,124	1,238
Distribution	817	1,047
Distribution – related parties	73	95
Gross profit	20,872	26,018
Selling, general, and administrative expenses
Compensation expense (inclusive of $776 and $0 of stock based compensation for the three months ended September 30, 2014 and September 30, 2013, respectively)	1,425	864
Other expense	434	671
Related party expense	110	102
Research and development expenses	728	866
	2,697	2,503
Income from operations	18,175	23,515
Interest and dividend income	1,432	1,370
Interest expense	(6)	(6)
Loss on marketable securities	-	(198)
Other expense	(16)	(38)
	1,410	1,128
Income before income taxes	19,585	24,643
Provision for income taxes	8,134	9,346
Net income	$11,451	$15,297

Earnings per common share
Basic	$0.26	$0.35
Diluted	$0.26	$0.35
Weighted average shares outstanding
Basic	43,361,123	43,339,000
Diluted	43,387,238	43,394,369

Comprehensive Income
Net income	$11,451	$15,297
Other comprehensive loss from unrealized net losses on available-for-sale securities, net of tax benefit of ($433) in 2014 and of ($60) in 2013	(695)	(93)
Comprehensive income	$10,756	$15,204

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Revenues	$240,654	$313,560
Revenues – related parties	12,717	5,787
Cost of goods sold	195,228	227,510
Cost of goods sold – related parties	18,220	13,583
Distribution	2,608	2,905
Distribution – related parties	263	324
Gross profit	37,052	75,025
Selling, general, and administrative expenses
Compensation expense (inclusive of $980 and $0 of stock based compensation for the nine months ended September 30, 2014 and September 30, 2013, respectively)	3,034	2,805
Other expense	1,601	1,939
Related party expense	321	268
Research and development expenses	2,299	2,573
	7,255	7,585
Income from operations	29,797	67,440
Interest income	5,369	4,212
Interest expense	(19)	(18)
Gains on marketable securities	2,900	1,891
Other income/(expense)	150	(72)
	8,400	6,013
Income before income taxes	38,197	73,453
Provision for income taxes	15,125	25,950
Net income	$23,072	$47,503

Earnings per common share
Basic	$0.53	$1.10
Diluted	$0.53	$1.10
Weighted average shares outstanding
Basic	43,352,552	43,202,022
Diluted	43,395,566	43,236,765

Comprehensive Income
Net income	$23,072	$47,503
Other comprehensive income from unrealized gains on available for sale securities, net of tax of $656 in 2014 and $2,150 in 2013	1,052	3,450
Comprehensive income	$24,124	$50,953

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows (used)/provided by operating activities
Net income	$23,072	$47,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,722	8,050
Provision/(benefit) for deferred income taxes	2,132	(1,499)
Change in fair value of derivative instruments	1,923	715
Other than temporary impairment of marketable securities	-	336
Impairment of fixed assets	247	17,963
Gain on the sale of investments	(2,900)	(2,227)
Losses on disposals of fixed assets	15	87
Stock based compensation	980	-
Noncash interest expense	19	18
Changes in operating assets and liabilities:
Accounts receivable	(4,870)	(5,384)
Accounts receivable – related parties	4,504	(6,122)
Inventory	(17,020)	(5,700)
Income tax receivable	3,536	-
Prepaid expenses	1,608	1,253
Accrued interest on marketable securities	118	109
Other assets	(3,012)	(230)
Accounts payable	5,429	12,646
Accounts payable – related parties	8,060	(707)
Income taxes payable	-	514
Accrued expenses and other current liabilities	(1,444)	4,984
Accrued expenses and other current liabilities – related parties	96	155
Deferred revenue	(2,729)	(15,184)
Net cash provided by operating activities	26,486	57,280
Cash flows from/(used in) investing activities
Collateralization of derivative instruments	(4,465)	(1,572)
Purchase of marketable securities	(30,312)	(39,565)
Proceeds from the sale of marketable securities	32,945	30,907
Proceeds from the sale of fixed assets	3	55
Capital expenditures	(6,691)	(13,431)
Net cash used in investing activities	(8,520)	(23,606)
Cash flows from/(used in) financing activities
Proceeds from the issuance of stock	-	19,292
Minimum tax withholding on stock options exercised and stock awards	(175)	40
Excess tax benefits associated with stock options and stock awards	59	-
Payment of dividends	(15,681)	(14,301)
Net cash (used in)/provided by financing activities	(15,797)	5,031

Net change in cash and cash equivalents	2,169	38,705
Cash and cash equivalents at beginning of period	86,463	58,737
Cash and cash equivalents at end of period	$88,632	$97,442
Cash paid for income taxes	$7,000	$26,900

The accompanying notes are an integral part of these financial statements.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1)            Nature of operations and basis of presentation

Organization

FutureFuel Corp. (“FutureFuel ”), through its wholly-owned subsidiary, FutureFuel Chemical Company (“FutureFuel Chemical”), owns and operates a chemical production facility located on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River (the “Batesville Plant”).  FutureFuel Chemical manufactures diversified specialty chemical products, biobased products comprised of biofuels, and biobased chemical products.  FutureFuel Chemical’s operations are reported in two segments: chemicals and biofuels.

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

2)             Inventory

The carrying values of inventory were as follows as of:

	September 30, 2014	December 31, 2013
At average cost (approximates current cost)
Finished goods	$24,263	$13,590
Work in process	1,676	1,569
Raw materials and supplies	43,242	36,292
	69,181	51,451
LIFO reserve	(9,997)	(9,287)
Total inventory	$59,184	$42,164

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period.  Changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and in addition to the realized gains/losses on settled derivative transactions, amounted to a gain of $5,239 and a loss of $1,947 for the three months ended September 30, 2014 and 2013, respectively, and a gain of $4,945 and $1,719 for the nine months ended September 30, 2014 and 2013, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2014		December 31, 2013
	Quantity (Contracts) Long/ (Short)	Fair Value	Quantity (Contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(675)	$(2,251)	(50)	$(328)
Regulated fixed price future commitments, included in other current assets	-	$-	4	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,944 and $479 at September 30, 2014 and December 31, 2013, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)            Marketable securities

At September 30, 2014 and December 31, 2013, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments primarily consisting of publicly traded partnerships and common stock.  These investments are classified as current assets in the consolidated balance sheet.  FutureFuel has designated these securities as being available-for-sale.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  These securities were comprised of the following at:

	September 30, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$49,478	$12,116	$(834)	$60,760
Preferred stock	21,100	1,237	(2)	22,335
Trust preferred securities	18,127	1,118	(3)	19,242
Exchange traded debt instruments	3,762	147	-	3,909
Total	$92,467	$14,618	$(839)	$106,246

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

The aggregate fair value of instruments with unrealized losses totaled $14,227 and $26,321 at September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, FutureFuel had a total of $0 and $0 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

5)            Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2014	December 31, 2013
Accrued employee liabilities	$4,897	$5,010
Accrued property, use, and franchise taxes	1,171	2,558
Other	389	237
Total	$6,457	$7,805

6)             Borrowings

Effective June 30, 2013, FutureFuel Chemical extended the term of its $50 million credit agreement with a commercial bank.  The loan is a revolving facility, the proceeds of which may be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical.  The facility terminates on June 30, 2018.  Advances are made pursuant to a borrowing base comprised of 85% of eligible accounts receivable plus 60% of eligible direct inventory plus 50% of eligible indirect inventory.  Advances are secured by a perfected first priority security interest in accounts receivable and inventory.  The interest rate floats at certain margins over the London Interbank Offered Rate (“LIBOR”) or a base rate based upon the leverage ratio from time to time as set forth in the following table.

Leverage Ratio	Base Rate Margin	LIBOR Margin
> 3	-0.55%	1.70%
> 2 < 3	-0.70%	1.50%
> 1 < 2	-1.00%	1.25%
< 1	-1.00%	1.00%

There is an unused commitment fee of 0.25% per annum. On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges may not be less than 3:1. FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

There were no borrowings under this credit agreement at September 30, 2014 or December 31, 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7)             Provision for income taxes

The following table summarizes the provision for income taxes.

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Provision for income taxes	$8,134	$9,346	$15,125	$25,950
Effective tax rate	41.5%	37.9%	39.6%	35.3%

The effective tax rate for the three and nine months ended September 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014.

The effective tax rate for the three and nine months ended September 30, 2013 reflected FutureFuel’s expected tax rate on reported operating earnings before income tax and included the impact of the retroactive reinstatement of the 2012 agri-biodiesel producer tax credit, which was recognized in the three and nine months ended September 30, 2013 as a discrete item.  As a result of this treatment, FutureFuel’s effective tax rate for the three and nine months ended September 30, 2013 was abnormally low.

Unrecognized tax benefits totaled $1,718 and $1,718 at September 30, 2014 and December 31, 2013, respectively.

FutureFuel records interest and penalties net as a component of income tax expense.  At September 30, 2014 and December 31, 2013, respectively, FutureFuel recorded $0 and $0 in accruals for interest and tax penalties.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)             Earnings per share

We compute earnings per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260,” Earnings Per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at September 30, 2014 or 2013.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and nine-month periods ended September 30, 2014 as the vesting conditions had not been satisfied. No such restricted stock units existed in 2013.

	For the three months ended September 30,		For the nine months ended September 30,
Numerator:	2014	2013	2014	2013
Net income	$11,451	$15,297	$23,072	$47,503
Less: distributed earnings allocated to nonvested restricted stock	(42)	-	(72)	-
Less: undistributed earnings allocated to nonvested restricted stock	(50)	-	(60)	-
Numerator for basic earnings per share	$11,359	$15,297	$22,940	$47,503
Effect of dilutive securities:
Add: undistributed earnings allocated to nonvested restricted stock	50	-	60	-
Less: undistributed earnings allocated to nonvested restricted stock	(50)	-	(60)	-
Numerator for diluted earnings per share	$11,359	$15,297	$22,940	$47,503
Denominator:
Weighted average shares outstanding - basic	43,361,123	43,339,000	43,352,552	43,202,022
Effect of dilutive securities:
Stock options and other awards	26,115	55,369	43,014	34,743
Weighted average shares outstanding – diluted	43,387,238	43,394,369	43,395,566	43,236,765

Basic earnings per share	$0.26	$0.35	$0.53	$1.10
Diluted earnings per share	$0.26	$0.35	$0.53	$1.10

No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2014 or 2013.

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

Three Months Ended	United States	All Foreign Countries	Total
September 30, 2014	$100,925	$2,210	$103,135
September 30, 2013	$116,472	$4,647	$121,119

Nine Months Ended	United States	All Foreign Countries	Total
September 30, 2014	$247,314	$6,057	$253,371
September 30, 2013	$307,351	$11,996	$319,347

For the three months ended September 30, 2014 and 2013, revenues from Mexico accounted for 2% and 3%, respectively, of total revenues. For the nine months ended September 30, 2014 and 2013, revenues from Mexico accounted for 2% and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three and nine months ended September 30, 2014 and 2013 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Revenues
Chemicals	$44,939	$43,685	$107,824	$125,847
Biofuels	58,196	77,434	145,547	193,500
Revenues	$103,135	$121,119	$253,371	$319,347

Segment gross profit
Chemicals	$17,824	$13,827	$33,989	$41,678
Biofuels	3,048	12,191	3,063	33,347
Segment gross margins	20,872	26,018	37,052	75,025
Corporate expenses	(2,697)	(2,503)	(7,255)	(7,585)
Income before interest and taxes	18,175	23,515	29,797	67,440
Interest and other income	1,432	1,370	8,419	6,103
Interest and other expense	(22)	(242)	(19)	(90)
Provision for income taxes	(8,134)	(9,346)	(15,125)	(25,950)
Net income	$11,451	$15,297	$23,072	$47,503

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments, as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2014 and December 31, 2013.

	Asset/(Liability)
	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Derivative instruments	$(2,251)	$(2,251)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,246	$106,246	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(328)	$(328)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$104,271	$104,271	$-	$-

11)           Reclassifications from accumulated other comprehensive income:

The following tables summarizes changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities.

Changes in Accumulated Other Comprehensive Income

Unrealized Gains and Losses on Available-for-Sale Securities

For The Three Months Ended September 30, 2014

(net of tax)

Balance at June 30, 2014	$9,183
Other comprehensive loss before reclassifications	(695)
Amounts reclassified from accumulated other comprehensive income	-
Net current-period other comprehensive loss	(695)
Balance at September 30, 2014	$8,488

Changes in Accumulated Other Comprehensive Income

Unrealized Gains and Losses on Available-for-Sale Securities

For The Nine Months Ended September 30, 2014

(net of tax)

Balance at December 31, 2013	$7,436
Other comprehensive income before reclassifications	4,571
Amounts reclassified from accumulated other comprehensive income	(3,519)
Net current-period other comprehensive gain	1,052
Balance at September 30, 2014	$8,488

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarizes amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2014:

Reclassifications from Accumulated Other Comprehensive Income
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$-	$5,713	Gain on marketable securities
Total before tax	-	5,713
Tax benefit	-	(2,194)
Total reclassifications	$-	$3,519

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

14)          Asset impairment

On July 29, 2013, FutureFuel received a notice from the chemicals segment customer for the intermediate anode powder. The notice stated that, in accordance with the terms of the contract, the customer would terminate the contract effective August 9, 2014. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment based on the scrap value method less disposition costs and recorded a reduction of deferred revenue as an element of cost of goods sold in the amount of $16,160 in the three months ended September 30, 2013. The net impact of this impairment was $1,420 for the three months ended September 30, 2013 and was recorded in cost of goods sold. During the third quarter of 2014, FutureFuel received the final shortfall revenue payment and recognized the prior year shortfall payment as revenue for a total of $8,816. No material adjustments were necessary as a result of the final grant settlement with the Department of Energy

15)           Restricted Stock Compensation Awards

On May 9, 2014, a restricted stock compensation award for 250,000 shares was granted to Paul A. Novelly, our Chief Executive Officer, pursuant and subject to the terms and conditions of the Company’s 2007 Omnibus Incentive Plan. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the Company is fulfilled. The total expense for the award is $4,195 and will be recognized into expense equally over the three year service period.

On July 2, 2014 a restricted stock compensation award for 125,000 shares was granted to Paul Flynn, the new Executive Vice President of Business and Marketing for FutureFuel Chemical Company. Upon commencement of employment, 20% or 25,000 shares vested immediately. The remaining shares will vest equally over the next four years. The total expense for the award is $2,136.

For the three and nine months ended September 30, 2014, the total compensation expense related to both restricted stock awards was $776 and $980, respectively. No such awards existed in 2013.

16)           Recently Issued Accounting Statements

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact on the Company's financial position or results of operations and related disclosures.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues

Total revenues for the three months ended September 30, 2014 decreased 15% to $103,135,000 as compared to revenues for the three months ended September 30, 2013 of $121,119,000. During the third quarter final shortfall revenue of $8,816,000 was recognized related to the production of the graphite anode material. The shortfall revenue recognized in the three months ended September 30, 2013 was $2,264,000. Excluding the impact of the shortfall revenue for both years, total revenue for the current three months ended decreased 21% as compared to the same quarter for the prior year.

Revenues from biofuels decreased 25% to $58,196,000, a decrease of $19,238,000 from the third quarter of 2013 and accounted for 56% of total revenues in the third quarter of 2014 as compared to 64% in the third quarter of 2013. We experienced both decreased biodiesel demand and reduced biodiesel selling prices in the third quarter of 2014 as compared to the third quarter of 2013. The biodiesel industry continues to suffer severely from the absence of both the 2014 final renewable fuel mandate from the federal government and the $1.00 per gallon federal blenders’ credit. The lack of the 2014 mandate has depressed the value of biodiesel RINs, which in turn has impacted biodiesel demand and revenue. For comparison, biodiesel RINs traded for just over $0.62 as of September 30, 2013, at which time the $1.00 per gallon federal blenders’ credit was in effect. RINs at September 30, 2014 traded for just over $0.50, and the $1.00 per gallon federal blenders’ credit has not been available in 2014. The change in biodiesel RIN value with the absence of the $1.00 per gallon federal blenders’ credit combined to have a significant impact on biodiesel profitability and, therefore, biodiesel demand. Unless or until these regulatory provisions change, we anticipate continued depressed conditions in the market for our biodiesel products.

A substantial portion of our biodiesel sold in the three months ended September 30, 2014 was to two major refiners in the United States. In the three months ended September 30, 2013 a substantial portion of our biodiesel sold was to a single major refiner in the United States. No assurances can be given that we will continue to sell to such major refiner(s) or, if we do sell, the volume that will be sold or the profit margin that will be realized. See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 17, 2014.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm. Biofuel revenues have benefited in the third quarter of 2014, from our sales of refined petroleum products as a supplier on a common carrier pipeline. Such gross sales totaled $10,990,000 and $0 in the three months ended September 30, 2014 and 2013, respectively.

Revenues from chemicals increased 3% during the most recent quarter compared to the third quarter of 2013, accounting for 44% of total revenues compared to 36% in the same quarter a year ago. Exclusive of shortfall revenues, chemical revenue decreased 13% as compared to the same quarter for the prior year. Within the chemicals segment, revenues for the three months ended September 30, 2014 changed as follows compared to the three months ended September 30, 2013: (i) revenues from our bleach activator decreased 21%; (ii) revenues from the two proprietary herbicides and associated intermediates increased 19% relative to the revenues recognized in the prior period from the original customer; (iii) revenues from other custom chemicals decreased 22% exclusive of shortfall revenue; and (iv) revenues from other performance chemicals increased 12%.

Revenue from the bleach activator and the two proprietary herbicide and associated intermediates are together the most significant components of our chemicals business revenue base, accounting for 18% of total revenues for the three months ended September 30, 2014 as compared to 17% of total revenues for the three months ended September 30, 2013. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales and marketing priorities of our customer. Revenues for the bleach activator decreased on reduced volumes in the three months ended September 30, 2014. Sales revenues and sales volume of the bleach activator have, generally, decreased over the last several years. We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline. We are currently working to develop new markets and product applications for proprietary bleach activator technology. No assurance can be given that success of additional bleach activator sales will be obtained.

Revenues from the two proprietary herbicide and associated intermediates increased for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increased revenue was from a new herbicide intermediate we began selling to a new customer at the beginning of this year. We are transitioning the production capacity of our original herbicide customer to produce new herbicide intermediates for other customers.

Revenues from other custom chemical products decreased 22% in the third quarter of 2014, exclusive of shortfall revenue, as compared to the third quarter of 2013. This decrease resulted from discontinuation of two products. In addition, sales of one product were deferred to October due to a process disruption.

Performance chemicals revenue increased 12% in the third quarter of 2014 as compared to the same quarter last year, accounting for approximately 4% of total revenues for the three months ended September 30, 2014. Increased demand for two existing products and a product we added in the second quarter accounted for most of this increase.

Cost of Goods Sold, Distribution, and Segment Gross Profit

Total cost of goods sold and distribution for the third quarter of 2014 were $82,263,000 as compared to $95,101,000 for the third quarter of 2013, a decrease of 13%. By comparison, our revenues decreased 21% for the period, after excluding the benefit from shortfall revenue in both periods.

Cost of goods sold and distribution for the third quarter of 2014 in our biofuels segment were $55,148,000 as compared to $65,243,000 for the third quarter of 2013. On a percentage basis, cost of goods sold and distribution decreased 15% from the three months ended September 30, 2013 as compared to a 25% reduction in revenues for the same period. The reduction in biofuel segment gross profit was primarily the result of a combination of the following: (i) feedstock acquisition prices have not declined in proportion to the decline in biodiesel prices; (ii) the impact of not having the benefit of the $1.00 per gallon federal blender’s credit on quantities of biodiesel sold in the third quarter of 2014; (iii) reduced biodiesel RIN prices; and (iv) reduced production yields from the mix of feedstock purchased. Partially offsetting the reduced gross profit was the benefit of an increase in the hedging gain in the third quarter 2014 of $5,239,000 as compared to a loss of $1,947,000 in the third quarter of 2013. In addition, the biofuels segment benefited from a larger fixed cost allocation to the chemical segment for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to chemical revenues comprising a larger percentage of consolidated revenues.

Cost of goods sold and distribution for the three months ended September 30, 2014 for our chemicals segment totaled $27,115,000 as compared to $29,858,000 for the three months ended September 30, 2013.  On a percentage basis, total cost of goods sold and distribution decreased approximately 9% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.  This compares against a 13% decrease in chemical segment revenue for the same comparison periods exclusive of the shortfall revenue from the graphite anode material.

The reduction in chemical segment gross profit was primarily the result of reduced sales volumes, particularly volumes of: (i) two other custom chemicals we no longer sell; (ii) reduced sales volumes of other custom chemicals, in part from production disruption; and (iii) the impact of a larger fixed cost allocation as previously noted. Chemical segment gross profit benefited from the absence of an asset impairment. In the third quarter of 2013, there was an impairment charge of $1,420,000 related to the graphite anode material and no such impairment charge existed in the third quarter of 2014.

Operating Expenses

Operating expenses increased 8% from $2,503,000 in the third quarter of 2013 to $2,697,000 in the third quarter of 2014. This increase was primarily attributable to compensation expense from two restricted stock awards. A restricted stock award for 125,000 shares was granted on July 2, 2014 to Paul Flynn, FutureFuel Chemical Company’s new Vice President of Business & Marketing, pursuant and subject to the terms and conditions of the Company’s 2007 Omnibus Incentive Plan. Upon commencement of Mr. Flynn’s employment on September 2, 2014, 20% or 25,000 shares vested immediately. The remaining shares vest equally over the remaining annual installments on the first, second, third, and four anniversaries of the commencement of employment as service to the company is fulfilled. The total expense for the award was $2,136,000 and will be recognized as expense equally over the fourth year service period. The expense for the third quarter was $426,000. The second restricted stock award was issued on May 9, 2014 to Paul A. Novelly, our Chief Executive Officer, with an expense recognized in the third quarter for $350,000. This award vests annually with the expense recognized equally over the three year service period. No such stock awards existed in 2013. Partially offsetting this increase was reduced: (i) compensation expense from a smaller bonus accrual; (ii) legal expense; and (iii) research and development expense.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities for 2014. The effective tax rate for the three months ended September 30, 2013 reflected our expected tax rate on reported operating earnings before tax.

Set forth below is a summary of certain financial information regarding EBITDA for the three month periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Dollar Change	% Change
Revenues	$103,135	$121,119	$(17,984)	(14.8)%
Income from operations	$18,175	$23,515	$(5,340)	(22.7)%
Net income	$11,451	$15,297	$(3,846)	(25.1)%
Earnings per common share - basic	$0.26	$0.35	$(0.09)	(25.7)%
Earnings per common share – diluted	$0.26	$0.35	$(0.09)	(25.7)%
Capital expenditures (net of reimbursements)	$671	$7,570	$(6,899)	(91.1)%
Adjusted EBITDA	$15,902	$28,177	$(12,275)	(43.6)%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Adjusted EBITDA	$15,902	$28,177
Depreciation	(2,195)	(2,666)
Non-cash stock based compensation	(776)	-
Interest and dividend income	1,432	1,370
Interest expense	(6)	(6)
Loss on disposal of property and equipment	(11)	(87)
Gains/(losses) on derivative instruments	5,239	(1,947)
Other expense, net	-	(198)
Income tax expense	(8,134)	(9,346)
Net income	$11,451	$15,297

A table reconciling adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure, is set forth below under Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues for the nine months ended September 30, 2014 decreased 21% to $253,371,000 as compared to $319,347,000 in revenues for the nine months ended September 30, 2013. Revenues from biofuels for the nine months just ended decreased 25% and accounted for 57% of total revenues in the first nine months of 2014, as compared to 61% in the prior year period. Revenues from chemicals decreased from $125,847,000 to $107,824,000 and accounted for 43% of total revenues in the first nine months of 2014. Exclusive of the shortfall revenue, chemical revenues declined 20%.

Revenues from biofuels decreased from $193,500,000 in the nine months ended September 30, 2013 to $145,547,000 in the nine months ended September 30, 2014. The expiration of the $1.00 per gallon federal blender’s credit on December 31, 2013 along with the absence of the government mandated renewable fuel standard for biodiesel for 2014 combined to negatively impact the biodiesel industry and our biodiesel segment. Additionally, our results for the first nine months of 2013 included a positive impact from the retroactive reinstatement of the 2012 $1.00 per gallon federal blender’s credit. A substantial portion of our biodiesel sold in the first nine months of 2014 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner or, if we do sell, the volume that will be sold or the profit margin that will be realized. Revenues from biofuels also include our gross sales of refined petroleum products as a supplier on a common carrier pipeline. Such gross sales totaled $10,990,000 in the first nine months of 2014, compared to $9,213,000 in the first nine months of 2013.

Within the chemicals segment, revenues for the first nine months of 2014 changed as follows compared to the first nine months of 2013: (i) revenues from the bleach activator decreased 21%; (ii) revenues from the proprietary herbicide and intermediates decreased 31%; (iii) revenue from other custom chemicals decreased 24% exclusive of shortfall revenue; and (iv) revenues from performance chemical products increased 24%.

Revenue from the bleach activator and the proprietary herbicide and intermediates are together the most significant components of our chemicals business revenue base, accounting for 18% of total revenues for the nine months ended September 30, 2014 and September 30, 2013. Revenues from the bleach activator decreased 21% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The decrease was attributable to reduced volumes sold in 2014. The future volume of and revenues from the bleach activator depend on both consumer demand for the product containing the bleach activator and the manufacturing, sales, and marketing priorities of our customer. We continue to work collaboratively with our customer to assess their future demand, which demand may continue to decline. We are currently working to develop new markets and product applications for proprietary bleach activator technology. No assurance can be given that success of additional bleach activator sales will be obtained.

With respect to the proprietary herbicide and intermediates, the 31% decrease in revenue for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was attributable to reduced volumes of the original herbicide partially offset by transitioning of assets to produce the new herbicide intermediate in 2014.

Revenues from other custom chemical products decreased 24% in the first nine months of 2014, exclusive of shortfall revenue, as compared to the first nine months of 2013. The decrease was largely the result of discontinuation of two chemical products and changes in unit pricing. In addition, sales of one product were deferred to October due to a production disruption.

Revenues from proprietary chemicals increased 24% for the first nine months of 2014 as compared to the first nine months of 2013 and accounted for approximately 5% of total revenues for the first nine months of 2014. The increase was due to a new product we added in the second quarter and increased demand of an existing product.

Cost of Goods Sold, Distribution, and Segment Gross Profit

Total cost of goods sold and distribution for the first nine months of 2014 were $216,319,000 as compared to $244,322,000 for the first nine months of 2013, a decrease of 11%, which compares to a 23% decrease in revenues for the period exclusive of shortfall revenue for both periods related to the graphite anode material.

Cost of goods sold and distribution for the first nine months of 2014 in our biofuels segment was $142,484,000 as compared to $160,153,000 for the first nine months of 2013. On a percentage basis, cost of goods sold and distribution decreased 11% versus a decrease in revenues of 25%. This reduction in biofuel segment gross profit was largely the result of a combination of the following: (i) expiration of the $1.00 per gallon federal blenders’ credit on December 31, 2013; (ii) the first nine months of 2013 including the benefit of the retroactive reinstatement of the 2012 $1.00 per gallon federal blenders’ credit of $2,535,000; and (iii) feedstock prices have not declined in proportion to the decline in biodiesel prices. Partially offsetting the reduced gross profit was the benefit of an increase in the hedging gain in the first nine months of 2014 of $4,945,000 as compared to $1,719,000 in the first nine months of 2013. In addition, the biofuels segment benefited from a larger fixed cost allocation to the chemical segment for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to chemical revenues comprising a larger percentage of consolidated revenues.

Cost of goods sold and distribution for the first nine months of 2014 for our chemicals segment totaled $73,835,000 as compared to $84,169,000 for the first nine months of 2013. On a percentage basis, cost of goods sold and distribution decreased 12% versus a decrease of 20% in revenues exclusive of the final shortfall revenue from the graphite anode material. The reduction in chemical segment gross profit was largely the result of reduced sales volumes, particularly volumes of: (i) two other custom chemicals we no longer sell; (ii) the bleach activator; (iii) the original proprietary herbicide intermediate; (iv) deferred sales due to a production disruption; and (v) the impact of a larger fixed cost allocation as previously noted. Chemical segment gross profit benefited from the absence of an asset impairment. In the first nine months of 2013, there was an impairment charge related to the graphite anode material of $1,420,000 and no such impairment charge existed in the first nine months of 2014.

Operating Expenses

Operating expense decreased 4%, from $7,585,000 in the nine months ended September 30, 2013 to $7,255,000 in the nine months ended September 30, 2014. The majority of the decrease was attributed to reduced compensation expense which was partially offset by two restricted stock awards. One issuance was for 250,000 shares of restricted stock on May 9, 2014 to Paul A. Novelly, our Chief Executive Officer pursuant and subject to the terms and conditions of the Company’s 2007 Omnibus Incentive Plan. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the award to Mr. Novelly is $4,195,000 and will be recognized into expense equally over the three year service period. The other issuance was for 125,000 shares of stock on July 2, 2014 to Paul Flynn, FutureFuel Chemical Company’s new Executive Vice President of Business and Marketing. Upon commencement of employment, 20% or 25,000 shares vested immediately. The remainder will vest equally over the next four years. The total expense for the award is $2,136,000, $426,000 of which was recognized immediately and the remainder will be recognized equally over the next four years. For the nine months ended September 30, 2014, the total compensation expense related to both restricted stock awards was $980,000. No such awards existed in 2013.

Provision for Income Taxes

The effective tax rates for the nine months ended September 30, 2014 and 2013 reflect our expected tax rate on reported operating earnings before income taxes. The effective tax rate for the nine months ended September 30, 2013 includes the full anticipated impact of the retroactive reinstatement of the 2012 agri-biodiesel production tax credit, which was recognized in the first quarter of 2013 as a discrete item. As a result of this treatment, our effective tax rate for the nine months ended September 30, 2013 is lower than it otherwise would be.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred.  Bill and hold transactions for five specialty chemical products in the first three months of 2014 and 2013 relate to revenue that was recognized in accordance with contractual agreements based on product produced and ready for use.  These sales were subject to written monthly purchase orders with agreement that production was reasonable.  The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer.  Credit and payment terms for bill and hold customers are similar to other specialty chemical customers.  Sales revenue under bill and hold arrangements were $32,029,000 and $38,079,000 for the nine months ended September 30, 2014 and 2013, respectively.

Set forth below is a summary of certain financial information regarding EBITDA for the nine month periods indicated.

(Dollars in thousands other than per share amounts)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Dollar Change	% Change
Revenues	$253,371	$319,347	$(65,976)	(20.6%)
Income from operations	$29,797	$67,440	$(37,643)	(55.8%)
Net income	$23,072	$47,503	$(24,431)	(51.4%)
Earnings per common share - basic	$0.53	$1.10	$(0.57)	(51.8%)
Earnings per common share – diluted	$0.53	$1.10	$(0.57)	(51.8%)
Capital expenditures (net of customer reimbursements and grants)	$5,790	$11,179	$(5,389)	(48.2%)
Adjusted EBITDA	$32,719	$71,251	$(38,532)	(54.1%)

See the discussion above regarding our use of adjusted EBITDA. The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Adjusted EBITDA	$32,719	$71,251
Depreciation and amortization	(6,722)	(8,050)
Non-cash stock-based compensation	(980)	-
Retroactive reinstatement of 2012 $1 blender credit	-	2,535
Interest and dividend income	5,369	4,212
Interest expense	(19)	(18)
Loss on disposal of property and equipment	(15)	(87)
Gains on derivative instruments	4,945	1,719
Other income, net	2,900	1,891
Income tax expense	(15,125)	(25,950)
Net income	$23,072	$47,503

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity measure.

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Adjusted EBITDA	$32,719	$71,251
Provision for/(benefit from) deferred income taxes	2,132	(1,499)
Impairment of fixed assets	247	17,963
Retroactive reinstatement of 2012 $1.00 blenders credit	-	2,535
Interest and dividend income	5,369	4,212
Income tax expense	(15,125)	(25,950)
Gains on derivative instruments	4,945	1,719
Change in fair value of derivative instruments	1,923	715
Changes in operating assets and liabilities, net	(5,724)	(13,666)
Net cash provided by operating activities	$26,486	$57,280

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2014 and 2013 are set forth in the following chart.

(Dollars in thousands)

	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$26,486	$57,280
Net cash provided by/(used) in investing activities	$(8,520)	$(23,606)
Net cash (used in)/provided by financing activities	$(15,797)	$5,031

Operating Activities

Cash provided from operating activities decreased from $57,280,000 of cash provided by operating activities in the first nine months of 2013 to $26,486,000 of cash provided by operating activities in the first nine months of 2014. This decrease was primarily attributable to a decrease in net income, an increase in inventory, and a decrease in accrued expense and other current liabilities. Partially increasing cash provided from operating activites was a smaller decrease in accounts receivable balances for the first nine months of 2014 as compared to the decrease in the first nine months of 2013. In the first nine months of 2013, changes in inventory carrying values decreased cash provided from operating activities by $5,700,000. In the first nine months of 2014, changes in inventory carrying values decreased cash from operating activities by $17,020,000. The increase in the inventory carrying value in the first nine months of 2014 was primarily due to an increase in biodiesel inventory and from the timing and amount of purchases made on a common carrier pipeline. Also decreasing cash provided from operating activities was the change in accrued expenses, including accrued expenses from related parties. In the first nine months of 2013, the change in accrued expenses increased cash from operating activities by $5,139,000. In the first nine months of 2014, accrued expenses reduced cash by $1,348,000. This reduction in accrued expenses in the first nine months of 2014 was primarily due to the timing and amount of payments to vendors and suppliers. Net income in the first nine months of 2013 totaled $47,503,000, while in the first nine months of 2014 net income totaled $23,072,000. Partially offsetting these decreases to cash from operating activities was the change in accounts receivable. In the first nine months of 2014, accounts receivable, including accounts receivable from related parties, decreased cash provided by operating activities by $366,000. In the first nine months of 2013, accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $11,506,000. This smaller use of cash in accounts receivable in 2014 was primarily related to the timing of shipments and payments from customers on the common carrier pipeline. Also increasing cash was a larger increase in accounts payable, including accounts payable to related parties. In the first nine months of 2013, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $11,939,000. In the first nine months of 2014, changes in accounts payable, including accounts payable to related parties, increased cash from operating activities by $13,489,000. This larger increase was primarily due to the timing and amount of payments to vendors and suppliers.

Investing Activities

Cash used in investing activities decreased from $23,606,000 in the first nine months of 2013 to cash used of $8,520,000 in the first nine months of 2014. This smaller use of cash was primarily from proceeds from net sales of marketable securities in the first nine months of 2014 of $2,633,000 as compared to the first nine months of 2013 with net purchases of $8,658,000. Our capital expenditures and customer reimbursements for capital expenditures also used less cash as summarized in the following table:

 (Dollars in thousands)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Cash paid for capital expenditures	$6,691	$13,431
Cash received as reimbursement of capital expenditures	(901)	(2,252)
Cash paid, net of reimbursement, for capital expenditures	$5,790	$11,179

Financing Activities

Cash from/used in financing activities changed from $5,031,000 of cash provided by financing activities for the first nine months of 2013 to $15,797,000 of cash used by financing activities in the first nine months of 2014. This change is primarily the result of a decrease in proceeds from the issuance of stock. In the first nine months of 2013, 1,594,872 shares of FutureFuel’s common stock were sold under its at-the-market offering, generating $19,292,000 in net proceeds which completed the at-the-market offering. No new offering existed in the first nine months of 2014.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be more than 3:1. We had no borrowings under this credit agreement at September 30, 2014 or December 31, 2013.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility.  We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock.  The regular cash dividend amounted to $5,201,000 in the first quarter of 2014, $5,233,000 in the second quarter of 2014, and $5,247,000 in the third quarter of 2014, for aggregate dividend payments of $15,681,000 in the first nine months of 2014.

In the first three quarters of 2013, we paid a regular cash dividend in the amount of $0.11 per share on our common stock.  The regular cash dividend amounted to $4,767,000 in each of the first three quarters of 2013, for aggregate dividend payments of $14,301,000 in the first nine months of 2013.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends are being paid in 2014, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions.  In the periods ended September 30, 2014 and December 31, 2013, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments.  We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”.  Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.  The fair value of the preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $106,246,000 and $104,271,000 at September 30, 2014 and December 31, 2013, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions.  First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities.  This activity was captured on our balance sheet at September 30, 2014 and December 31, 2013.  Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors.  These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2014 or December 31, 2013 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S.  The purchase of biofuels feedstock generally involves two components: basis and price.  Basis covers any refining or processing required as well as transportation.  Price covers the purchases of the actual agricultural commodity.  Both basis and price fluctuate over time.  A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into longterm sales contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer. Because such price protections are not always obtained, however, some raw material price risk remains significant.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold.  As of September 30, 2014 and December 31, 2013, the fair values of our derivative instruments were a net liability in the amount of $2,251,000 and $328,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2014.  We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit.  Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	206,614	LB	10%	$6,860	18.5%
Petrofuels	18,212	GAL	10%	$5,469	14.8%
Methanol	90,540	LB	10%	$2,119	5.7%
Natural Gas	927	MCF	10%	$490	1.3%
Electricity	77	MWH	10%	$419	1.1%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2014.  Volume requirements may differ materially from these   quantities in future years as our business.

We had no borrowings as of September 30, 2014 or December 31, 2013 and, as such, we were not exposed to interest rate risk for those periods.  Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2014 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2:   Unregistered Sales of Equity Securities & Use of Proceeds

                   None.

Item 3:   Defaults Upon Senior Securities

                   None.

Item 4:   Mine Safety Disclosures

                   None.

Item 5:   Other Information

                   None.

Item 6. Exhibits.

Exhibit	Description
10.19.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn
10.19.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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
Date: November 6, 2014

By:	/s/ Rose M. Sparks
Rose M. Sparks, Chief Financial Officer and Principal Financial Officer
Date: November 6, 2014