Form 10-K
period 2014-12-31
FutureFuel Corp.
filed 2015-03-13
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8235 Forsyth Blvd., Suite 400

Clayton, Missouri 63105

(Address of Principal Executive Offices, including Zip Code)

(314) 854-8385

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No √

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

Large accelerated filer	☐	Accelerated filer	√

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $367,191,397

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,722,388

Table of Contents

Page

Part I

Item 1. Business.	1
Item 1A. Risk Factors.	19
Item 1B. Unresolved Staff Comments.	28
Item 2. Properties.	28
Item 3. Legal Proceedings.	29
Item 4. Mine Safety Disclosures.	29

Part II	30

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	30
Item 6. Selected Financial Data.	34
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	51
Item 8. Financial Statements and Supplementary Data.	54
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	101
Item 9A. Controls and Procedures.	101
Item 9B. Other Information.	104

Part III	105

Item 10. Directors, Executive Officers, and Corporate Governance.	105
Item 11. Executive Compensation.	112
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	123
Item 13. Certain Relationships and Related Transactions, and Director Independence.	127
Item 14. Principal Accountant Fees and Services.	128

Part IV	103

Item 15. Exhibits and Financial Statement Schedules.	103

Part I

Item 1. Business.

General Development of the Business

The Company

FutureFuel Corp. (sometimes referred to as the “Company” or “we” or “us” or “our” and includes our wholly-owned subsidiaries) is a Delaware corporation.

Prior to 2011, our shares of common stock were quoted on the Over-the-Counter Bulletin Board (or OTC Bulletin Board). On March 8, 2011, the New York Stock Exchange (or “NYSE”) approved the listing of our common stock for trading on the exchange. Trading of our common stock on the NYSE commenced on March 23, 2011 under the symbol “FF”.

On February 10, 2011, we filed with the United States Securities and Exchange Commission (or “SEC”) a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby we registered shares of our common stock, preferred stock, warrants, rights, and units which we might issue in the future in an aggregate amount not to exceed $50 million. This registration statement became effective on March 10, 2011. Pursuant to this registration statement, on May 11, 2011, we commenced an “At-the-Market” offering under which we could from time to time sell up to 3 million shares of our common stock. On February 6, 2013, we announced the completion of the sale of shares of our common stock under the At-the-Market offering. We sold an aggregate 3,000,000 shares in open market trading for aggregate gross proceeds of approximately $37,247,000, resulting in net proceeds of approximately $36,127,000 after deducting commissions and fees.

We distributed normal quarterly cash dividends of $0.12 per share on our common stock for the calendar year 2014. Additionally, we declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2015.

FutureFuel Chemical Company

FutureFuel Chemical Company is a Delaware corporation and manufactures diversified chemical products, bio-based products comprised of biofuels, and bio-based specialty chemical products. We report FutureFuel Chemical Company’s operations in two reporting segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The biofuels segment primarily produces and sells biodiesel to its customers.

The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers. Beginning in 2011, the products manufactured for these customers faced economic headwinds as generic competition gained market share. We have actively worked to develop our chemicals business with new customers in more diversified growth markets.

Growth of our specialty chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive specialty chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements that, we believe, will enable us to take advantage of growth opportunities in the worldwide chemical industry.

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 million gallons per year. The plant ran at a reduced rate during 2014 as a result of the weakened market conditions for renewable fuel. Uncertainty remains as to whether or not we will produce biodiesel in the future, the quantity, if any, we will produce, and the profit margins we may realize. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether government mandates with respect to biodiesel usage remain in effect; and (iii) whether certain tax credits with respect to biodiesel production remain in effect and/or return. See the discussion below, including “Risk Factors” beginning at page 18 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve--month periods ended December 31, 2014, December 31, 2013, and December 31, 2012. The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2014, 2013, and 2012; (ii) our consolidated net income for the years ended December 31, 2014, 2013, and 2012; and (iii) our total assets at December 31, 2014, 2013, and 2012.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2014	$341,838	$53,200	$461,488
Year ended December 31, 2013	$444,919	$74,034	$414,447
Year ended December 31, 2012	$351,829	$34,304	$355,237

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (“GAAP”): chemicals and biofuels. We are not able to allocate net income and total assets between these two business segments. However, revenues from external customers and gross margins can be allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Gross Margin
Year ended December 31, 2014	$146,146	$195,692	$341,838	$46,062	$19,911	$65,973
Year ended December 31, 2013	$161,501	$283,418	$444,919	$54,708	$45,457	$100,165
Year ended December 31, 2012	$160,450	$191,379	$351,829	$48,661	$8,592	$57,253

See note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross margins to arrive at net income.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105. Our telephone number is (314) 854-8385. FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680. Its telephone number at such office is (870) 698-3000.

The Company

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River. Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid waste treatment. Land and infrastructure are available to support expansion and business growth. In November 2011, we acquired a nearby warehouse in Batesville, Arkansas.

For the year ended December 31, 2014, approximately 38% of our revenue was derived from manufacturing specialty chemicals for specific customers (“custom manufacturing”) with 5% of revenues being derived from multi-customer specialty chemicals (“performance chemicals”) and 57% from biofuels.

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Our custom manufacturing product portfolio includes agrochemicals and intermediates, detergent additives, biocides intermediates, specialty polymers, dyes, stabilizers, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dyeability to nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

We are committed to growing our chemical and biofuels businesses. We also intend to pursue commercialization of other products, including building block chemicals. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments. For the biofuels business segment, we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. These items are discussed in greater detail below.

Biofuels Business Segment

Overview of the Segment

Our biofuels segment was established in early 2005 as an initiative of the then site management team to leverage their plant’s technical and operational expertise as well as available manufacturing capacity to pursue business growth opportunities outside of their legacy specialty chemicals business.

Biofuel Products

Our biofuels business segment primarily produces and sells biodiesel. In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added. Our biofuels segment also includes the financial results of a granary in central Arkansas that we acquired in March 2009. Finally, we are a shipper of refined petroleum products on common carrier pipelines, and we buy and sell petroleum products to maintain our active shipper status on these pipelines.

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referenced as “B5”) to 20% (commonly referenced as “B20”) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act. In 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy, which allowed federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements by simply buying biodiesel and burning it in new or existing diesel vehicles in a minimum B20 blend). Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See Pew Center on Global Climate Change (“Pew Center”) biodiesel factsheet http://www.c2es.org/technology/factsheet/biodiesel and July 2011 Biodiesel Climate Techbook, http://www.c2es.org/docUploads/Biodiesel_0.pdf.

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100”. A blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. In 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10, and B20 blends), and petrodiesel at our leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

Biodiesel Production/Capacity

Biodiesel can be made from renewable sources such as: (i) crude and refined virgin vegetable oils; (ii) crude and refined animal fats; and (iii) used cooking oils and trap grease. In general, the choice of feedstock to be used in producing biodiesel is determined primarily by the price and availability of each feedstock variety, the yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility. In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock. EIA, Monthly Biodiesel Production Report, http://www.eia.gov/biofuels/biodiesel/production.

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its relatively low price. See ibid. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae. See http://www.emerging-markets.com/biodiesel/index.html. Accordingly, we redesigned our continuous line to produce biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids. By the end of 2014, daily production volumes from the redesigned line demonstrated a production capacity in excess of 58 million gallons of biodiesel per year.

Legislative Incentives

The acceptance of biodiesel in the United States in the latter part of the 20th century and continuing into this century has been driven to a great degree by legislative initiatives at both the federal and state levels. Those legislative initiatives are discussed in greater detail below.

Federal Mandate

The largest incentive at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (the “2005 Act”). The 2005 Act included a number of provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the “renewable fuels standard”, or “RFS”) to be included in the nationwide gasoline and diesel pool. More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increased each year, from 4 billion gallons per year in 2006 to 16.55 billion gallons per year in 2013. The 2005 Act required the Environmental Protection Agency (the “USEPA”) to publish “renewable fuel obligations” applicable to refiners, blenders, and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that applies to all categories of refiners, blenders, and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of gasoline it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period began on September 1, 2007. The applicable volume of renewable fuel under this program was 4.7 billion gallons for 2007, 5.4 billion gallons for 2008, 11.1 billion gallons for 2009, and 12.95 billion gallon for 2010. No differentiation was made among the various types of renewable fuels (e.g., biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biodiesel mandate rose annually and reached 1.28 billion gallons per year in 2013. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. No specific mandate has been set for 2014 or 2015. However, a minimum of 1.0 billion gallons is mandated per the standard per year.

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

Source: www.epa.gov/OMS/renewablefuels/rfs2-4standards.pdf

The actual biomass based diesel production in the United States for the years 2005 through 2014, compared to the federal mandate for each year, is shown in the following chart.

Biomass Based Diesel Production Source: 2005 thru 2010 is reported by the National Biodiesel Board; 2011 thru 2014 is reported by the USEPA at http://www.epa.gov/otaq/fuels/rfsdata/2014emts.htm.

Biodiesel production in 2009, 2011, 2012, 2013, and 2014 exceeded the federal mandate for those years, whereas 2010 production was less than 50% of the 2010 mandate. The EPA has not set a specific mandate beyond 2013.

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

Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oil and other non-agricultural biodiesel). For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit, while biodiesel made from recycled restaurant oils (yellow grease) received half of this credit. The tax incentive generally was taken by petroleum distributors and was substantially passed on to the customer. It was designed to lower the cost of biodiesel to the consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to the end of 2008 and then to December 31, 2009 through the Emergency Economic Stabilization Act of 2008. Additionally, the Emergency Economic Stabilization Act of 2008 qualified all biodiesel for a $1.00 per gallon blenders’ tax credit (“BTC”), including biodiesel made from non-virgin feedstocks such as yellow grease.

The 2005 Act also created a new tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons of $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold. See http://www.afdc.energy.gov/laws/epact_2005. The BTC expired on December 31, 2009. However, in December 2010, the credit was reinstated retroactive to January 1, 2010 and extended through December 31, 2011 by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010. The BTC, along with the small agri-biodiesel producers’ tax credit, were further retroactively reinstated for 2012 and extended through December 31, 2013 by the American Taxpayer Relief Act of 2012, signed into law on January 3, 2013. On December 31, 2013, the BTC expired. However, on December 22, 2014, the BTC was reinstated retroactively to January 1, 2014, expired on December 31, 2014, and has not been reinstated. The small agri-biodiesel credit expired at this same time.

With the expiration of the BTC, demand for our biodiesel and the price we are able to charge for it may be significantly reduced, harming our revenues, and potentially having a material adverse effect on our biodiesel business. See “Risk Factors” beginning at page 18 below.

The federal government also offers other programs that benefit our biofuels segment, such as the alternative fuel infrastructure credit, the clean school bus program, and the national clean diesel program.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies. For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems. We were the recipient of a portion of these grants. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Department of Energy Grant” beginning at page 44 below.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50,000 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2014. However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. As we expand our business, we will evaluate these additional state incentives to determine if we qualify.

Summary

We will continue to identify and pursue other legislative incentives to support our business. However, no assurances can be given that we will qualify for any such incentives or, if we do qualify, what the amount of such incentives will be or whether such incentives will continue to be available.

Quality

For quality specification purposes, and to qualify for the mandate, biodiesel must meet the requirements of American Society for Testing and Materials (“ASTM”) D6751. This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware. See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, R.L. McCormick et. al., Oct. 2009. All biodiesel manufactured at our Batesville plant is tested in on-site quality control laboratories and confirmed to meet, and typically exceed, the ASTM D6751 standard. Because our biodiesel exceeds industry standard specifications, we appeal to a broader customer base than our competitors.

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and in theory would be used where the No. 2 biodiesel does not operate down to its cloud point. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. FutureFuel continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the specifications for No. 1 biodiesel.

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

The ISO 9000 family of standards represents an international consensus on good quality management practices. It consists of standards and guidelines relating to quality management systems and related supporting standards. ISO 9001 provides a set of standardized requirements for a quality management system, regardless of what the user organization does, its size, or whether it is in the private or public sector. It is the only international standard against which organizations can be certified, although certification is not a compulsory requirement of the standard. Our plant is an ISO 9001 accredited production facility for both chemicals and biofuels.

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers. Renewable Identification Numbers (“RINs”) are the mechanism for ensuring that the prescribed levels of blending are reached. As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (“EMTS”) where a series of numbers (i.e., a RIN) is assigned to their product. Assignment is made according to guidelines established by the USEPA. Currently, 1½ RINs are assigned for each gallon of biodiesel produced. When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred. The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended. The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period. However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuel.

We generate RINs with our biodiesel. If we sell biodiesel unblended, the RIN attaches to the fuel and is sold with the biodiesel. If we blend the biodiesel with petrodiesel in blends of B80 or less (e.g., B5 or B20), we can either sell the RINs with our blended biodiesel or we can sell them as a separate, free-standing instrument removed from the biodiesel. The decision of whether or not to separate the RINs from the blended biodiesel depends on the desires of the customer and market conditions for separated RINs, particularly, market prices. While biodiesel RINs continue to be traded through market makers, no assurances can be given that a separate market for RINs will be sustained or what value will be realized upon the sale of biodiesel RINS.

The EPA issued a proposed rule on February 21, 2013 to establish a voluntary Quality Assurance Program (“QAP”) to verify the validity of renewable identification numbers under the RFS Program. We voluntarily registered in the program as a QAP B participant in 2013. On July 18, 2014, the EPA issued the final rule. All of our 2013 and 2014 RINs were verified under the final rule and we are generating 2015 Q-RINs in accordance with the final rule. See: http://www.epa.gov/otaq/fuels/renewablefuels/qap.htm.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Increased production of biodiesel in Brazil, Argentina, Indonesia, and Malaysia resulted in excess glycerin being produced by the biodiesel industry in 2014. The crude glycerin as generated from biodiesel production is commonly sold into the feed market for limited value, the price of which is determined by supply and corn commodity prices.

Biodiesel producers may sell their crude glycerin to large refineries for upgrading. However, because of the influx of crude glycerin into the market from biodiesel producers, such producers are receiving only a minimal value for this byproduct. Crude glycerin can be refined into a pure form and then used in the specialty chemical, agricultural chemistry, food, pharmaceutical, and/or cosmetic industries. However, because the food, pharmaceutical, and cosmetic industries require United States Pharmacopeia (“USP”) grade glycerin, some biodiesel producers must seek alternative markets for its sale. Production of an industrial grade of glycerin suitable for specialty chemical or agricultural applications is less expensive than production of the USP grade required for food, pharmaceutical, and cosmetic applications. Production of an industrial grade of glycerin is a potential alternative to the costly disposal of crude glycerin or the relatively expensive certification required to produce an USP grade glycerin.

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

In 2012, the rate of methanol recovery from our glycerin increased, thereby reducing the quantities of crude glycerin burned as waste fuel or treated in our wastewater treatment facilities. In 2014, we added the capability to refine our crude glycerin to an industrial grade with higher value specialty chemical applications. We currently market crude and industrial grade glycerin pending market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We utilize distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. We aggregate and sell biodiesel residue to multiple customers.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of February 4, 2015, there were 145 biodiesel plants in existence in the United States. These plants had a combined annual nameplate production capacity of 2,601.15 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/. An additional 16 plants were under construction with a combined nameplate production capacity of 333 million gallons, for a total built-out capacity of 2,934.15 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/construction/.

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

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used. Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes such as farming, residential/commercial heating oil, and power generation.

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

For the twelve months ended December 31, 2014 and 2013, one of our customers represented approximately 32% and 48% of our biofuels revenues (18% and 30% of total revenues), respectively, with the remaining biofuels revenues spread across multiple other customers. We do not have a contract with our primary customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers; and (iii) the prices we receive from this customer are based upon then-market rates.

Competition

We compete with other producers of biodiesel, both locally, regionally, and nationally. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The largest producers in terms of production capacity of biodiesel in the United States in 2014 were RBF Port Neches LLC, Imperium Grays Harbor, Green Earth Fuels of Houston LLC, Louis Dreyfus Agricultural Industries LLC, Archer Daniels Midland Co. - Velva, Delta BioFuels Inc., Elevance Natchez Inc., FutureFuel Chemical Company, Ag Processing Inc., and Cincinnati Renewable Fuels LLC. See http://www.biodieselmagazine.com/plants/listplants/USA/. Additionally, we compete with numerous other smaller producers, including one biodiesel plant in the state of Arkansas and several operating facilities in surrounding states.

In addition to biodiesel producers, we compete with new technologies that are being developed as alternatives to biodiesel. For example, the University of Exeter announced that it is producing renewable diesel fuel using genetically engineered E. Coli. See http://www.sciencedaily.com/releases/2013/04/130422154911.htm and http://www.scientificamerican.com/article/gut-microbe-makes-diesel-biofuel/. Solazyme is utilizing microalgae to produce both biodiesel, renewable diesel, and jet fuel.  See http://solazyme.com/solutions/fuel/?lang=en   Honeywell UOP, a major supplier to the petrochemical refining industry, has also reported the development of technology for the conversion of natural oils and wastes to green diesel, and for producing renewable jet fuel from natural feedstocks.  See http://www.uop.com/processing-solutions/biofuels/green-diesel/ and http://ekaellc.com/renewabledieselproject.

Furthermore, the emergence of significant new supplies of natural gas in the U.S., primarily as a result of shale gas development, has increased the awareness of natural gas as a key component of the domestic U.S. energy supply and has lowered natural gas prices. Natural gas use in the transportation sector is likely to increase. See http://mitei.mit.edu/publications/reports-studies/future-natural-gas. Increased usage of natural gas may lead to declines in the demand for petrodiesel and biodiesel.

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

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease. We experienced this type of seasonal fluctuation in the fourth quarter of 2012 and 2013 resulting in reduced profitability on biodiesel. This seasonal fluctuation was less prevalent in 2014 given the weakened market conditions,

Outlook for the Biodiesel Industry/Our Future Strategy

Prior to 2009, the biodiesel industry had enjoyed significant growth. However, producers who manufacture biodiesel solely from soybean oil have seen their feedstock costs rise dramatically since 2006 as discussed above. As the relative cost of biodiesel increased due to rising prices of feedstocks (and other production related costs), and the BTC terminated at the end of 2009 (with uncertainty at the time about its reinstatement), the production of biodiesel in the United States decreased in 2009 and 2010, also as discussed above. Biodiesel production increased again in 2011 with the reinstatement of the BTC. The BTC expired again at the end of 2011, but was reinstated retroactively for 2012 and extended through December 31, 2013 in January of 2013. The BTC was reinstated on December 22, 2014 and made retroactive to January 1, 2014, expired December 31, 2014 and has not been reinstated. Given the uncertainty surrounding the BTC and the high cost of soybean oil, researchers generally agree that producers who manufacture biodiesel solely from soybean oil have been adversely affected and that the U.S. biodiesel market will transition to larger plants, alternative feedstocks and second generation technologies, resulting in a consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. We believe that producers who are proactive in responding to these changes can benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies. See http://www.emerging-markets.com/biodiesel/index.html.

Our future strategy for our biofuels segment is geared towards these responses. For example, in 2009, we commercialized two bio-based solvents: FUTURESOL MME and FUTURESOL Glysol, which we are marketing. In addition, we redesigned our continuous line to produce biodiesel from lower cost feedstock with high free fatty acids. Debottlenecking has increased the annual capacity to in excess of 58 million gallons per year. Projects are currently in progress to further debottleneck the plant to run at higher rates.

Notwithstanding our future strategy, our continued production of biodiesel may be severely limited or eliminated entirely in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 19 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, and process scale up and improvement. Our custom products are manufactured by continuous production, dedicated batch or general purpose batch mode depending on the volumes required. FutureFuel is recognized as a strategic production partner to our key customers in this segment and our engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries.  Historically, we have generally produced two significant products, or product families, within this particular portfolio. One of these products is our bleach activator product, which is produced for a major detergent and consumer products manufacturer.  The other of these was a proprietary herbicide and associated intermediates we produced for a former long-term customer.  We ceased production for this legacy customer in 2014 and began the process of transitioning the equipment used for the production of the proprietary herbicide and intermediates into use for a different customer desiring a different proprietary herbicide.  Our custom manufacturing business has grown with new customers in new markets, resulting in the customer for the bleach activator product and the legacy proprietary herbicide customer playing a less significant role in our custom manufacturing portfolio.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application. This portfolio includes a family of polymer (nylon and polyester) modifiers and several small-volume specialty chemicals and solvents for diverse applications. In addition, we have recently been successful in growing our performance chemical business through new product development. New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, glycerol formal, and phenol sulfonic acid. In 2014, we added the capability to refine our crude glycerin to an industrial grade of glycerin that will have higher value specialty chemical applications.

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

Presently, all sales of the bleach activator are made to The Procter & Gamble Company (“P&G”) pursuant to a multi-year supply agreement which expires at the end of 2016 unless terminated earlier in accordance with the provisions of the agreement. Sales of the bleach activator totaled $43,927,000, $56,596,000, and $60,710,000 for the years ended December 31, 2014, 2013, and 2012, respectively. This supply agreement allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. Demand for the bleach activator has decreased in recent years. We continue to work collaboratively with our customer to assess their future demand which may continue to decline.

Sales of a proprietary herbicide and certain other intermediates used in the production of this herbicide were made to Arysta LifeScience North America Corporation. Sales of this herbicide and its intermediates totaled less than 10% of our revenues in 2012, 2013, and 2014. Production was discontinued in 2014 and we have modified these assets to produce a different herbicide intermediate for another major life sciences company. 2014 was a transition year for this product and we reconfigured multiple production assets to ramp up full production rates of this new chemistry.

None of our other chemical customers represented 10% or more of our 2014 consolidated sales revenues.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies. As technology and investment have increasingly moved outside of North America, competition from multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China. We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability. Our major competitors in this segment include large multi-national companies with specialty chemical business units and smaller independent producers. The multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources. We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, reputation, and financial strength.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site. Our primary strategy regarding our intellectual property portfolio will be to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. In the biofuels business segment, innovations and process know-how will be vigorously protected as appropriate. In 2014 we continued to actively seek patents for our performance chemicals business in the United States, Canada, Mexico, the European Union, and Japan. We were awarded several patents, including our first European Union patent.

As may be necessary, we will seek to license technologies from third parties that complement our strategic business objectives. Neither our business as a whole, nor any particular segment, is materially dependent upon any one particular patent, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

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

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, design and process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety to design and scale-up safe chemical manufacturing processes. We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated bio-based specialty products and expanding our performance chemicals product line.

Research and development expense incurred by us for the years ended December 31, 2014, 2013, and 2012 were $3,168,000, $3,444,000, and $3,444,000, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies. Biofuel and chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

●	require acquisition of permits regarding discharges into the air and discharge of waste waters;
●	place restrictions on the handling and disposal of hazardous and other wastes; and;
●	require capital expenditures to implement pollution control equipment.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,007,000, $9,798,000, and $9,759,000 for the years ended December 31, 2014, 2013, and 2012, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Workforce

Our executive management team at our Batesville plant consists of individuals with a combined 90 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of over 25 years in the chemical industry.

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 3.1% annually since 2007. We believe that we have good relations with our employees.

Financial Information about Geographic Areas

Most of our sales are FOB the Batesville plant, although some transfer points are in other states or foreign ports. While many of our chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after we have transferred ownership. Rarely are we the exporter of record, never are we the importer of record into foreign countries, and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers. We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States. Our revenues for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) were as set forth in the following table.

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2014	$334,210	$7,628	$341,838
Year ended December 31, 2013	$430,096	$14,823	$444,919
Year ended December 31, 2012	$338,307	$13,522	$351,829

For the years ended December 31, 2014, 2013, and 2012, revenues from Mexico accounted for 1%, 3%, and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2014, 2013, and 2012 did not exceed 1% of our total revenues.

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

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (http://ir.futurefuelcorporation.com/sec.cfm), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

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

Risks Associated With Our Business Activities

The federal excise tax credit for biodiesel expired on December 31, 2014 and Congress has not enacted legislation to extend this credit. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004.  The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent).  For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit.  The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets.  The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008. The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a BTC, including biodiesel made from non-virgin feedstocks such as yellow grease. Most recently, the biodiesel tax credit was reinstated to January 1, 2014 and expired on December 31, 2014. No reinstatement of the credit has been made to date.

If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel.  As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

Our biofuels operations may be harmed if the government were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates. If any of the state or federal laws and regulations relating to the government subsidies and mandates change, including failure to reinstate the federal biodiesel BTC, our ability to benefit from our alternative fuels business could be harmed.

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

As of this filing, the EPA has not finalized the 2014 or 2015 mandates.

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

The total production capacity and that currently under construction is well in excess of the current 1.28 billion gallons per year RFS2 mandate for 2014. The excess of production capacity over the 2014 mandate could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

We are reliant upon a relatively small number of customers.

All sales of the bleach activator are made to The Procter & Gamble Company and totaled $43,927,000, $56,596,000, and $60,710,000 for the years ended December 31, 2014, 2013, and 2012, respectively. This customer represented approximately 13% of our revenues for the year ended December 31, 2014. The loss of this company as a customer may have a material adverse effect on us.

On August 28, 2012, we signed an amendment to our existing agreement with the customer. Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement), and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical. Revenues from the bleach activator decreased 22% in the year ended December 31, 2014 compared to the year ended December 31, 2013. We continue to work collaboratively with The Procter & Gamble Company to assess their future demand, which demand may continue to decline.

Additionally, sales of biodiesel to one customer represented approximately 32% of our biofuels revenues (18% of total revenues) for the year ended December 31, 2014 as compared to 48% (30% of total revenues) for the year ended December 31, 2013. We do not have a contract with this customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates.

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

In March 2009, as a response to the federal BTC, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated European demand for B20 or higher blends imported from the United States. The European Commission extended these tariffs through 2014. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.

Changes in technology may render our products or services obsolete.

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydroforming of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput. Additionally, new supplies of natural gas in the U.S., primarily as a result of shale gas development, have lowered natural gas prices. Lower natural gas prices may lead to increased use of natural gas as a transportation fuel. Increased usage of natural gas in the transportation market, or other markets which have traditionally utilized petrodiesel or biodiesel, may lead to declines in the demand for petrodiesel and biodiesel. Lastly, new and more active compounds may be discovered that require less volume or different manufacturing methods, or the end products may become obsolete and be replaced with differing materials.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2014 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 2014, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

Because biodiesel is a new product, the environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. A draft of the first such triennial report was released in January 2011 and a final report was submitted to Congress on January 31, 2012. See http://www.epa.gov/ncea/biofuels/. The report concluded the following: (i) the extent of negative impacts to date due to the biofuels industry is limited in magnitude and primarily associated with intensification of corn production; (ii) future negative or positive impacts will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (iii) potential benefits will likely require implementation of conservation measures and innovative technologies, best management practices, and improvements in production efficiency. These factors, along with any negative findings or interpretations of this report or subsequent reports, may negatively impact public perception of biodiesel, its acceptance and development as an alternative fuel, and its political support.

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

Those shareholders holding shares of our common stock prior to our July 2006 offering (our founding shareholders; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of their shares of our common stock issued prior to our July 2006 offering (the founding shares) and their shares included in the units purchased in our initial public offering. The demand may be made at any time after the date on which we became a reporting company under the Exchange Act, and their founding shares have been released from escrow. This occurred on July 12, 2009. If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 16,250,000 shares (which includes the 5,000,000 shares issued on exercise of their warrants) eligible for trading in the public market. The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,722,388 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The high and low sales price on the NYSE for our shares of common stock for the period January 1, 2013 through December 31, 2014 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2013 - March 31, 2013	$14.08	$12.04
April 1, 2013 - June 30, 2013	$15.11	$11.69
July 1, 2013 - September 30, 2013	$18.82	$13.87
October 1, 2013 - December 31, 2013	$19.09	$14.76
January 1, 2014 - March 31, 2014	$22.25	$14.78
April 1, 2014 - June 30, 2014	$21.62	$15.79
July 1, 2014 - September 30, 2014	$17.25	$11.77
October 1, 2014 - December 31, 2014	$13.78	$10.57

As of March 1, 2015, there are 43,722,388 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 295 holders of record on March 10, 2015 as recorded on our transfer agents’ register. However, we believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. Based on such criteria, we paid special cash dividends in 2013 follows.

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.25	December 2, 2013	December 16, 2013	November 20, 2013

We declared and paid regular cash dividends for the remainder of 2013 and 2014 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.11	March 1, 2013	March 15, 2013	November 14, 2012
$0.11	June 3, 2013	June 17, 2013	November 14, 2012
$0.11	September 3, 2013	September 17, 2013	November 14, 2012
$0.11	December 2, 2013	December 16, 2013	November 14, 2012
$0.12	March 3, 2014	March 14, 2014	November 20, 2013
$0.12	June 2, 2014	June 13, 2014	November 20, 2013
$0.12	September 2, 2014	September 12, 2014	November 20, 2013
$0.12	December 1, 2014	December 12, 2014	November 20, 2013

We have also declared dividends for 2015 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 2, 2015	March 13, 2015	December 19, 2014
$0.06	June 1, 2015	June 12, 2015	December 19, 2014
$0.06	September 1, 2015	September 11, 2015	December 19, 2014
$0.06	December 1, 2015	December 11, 2015	December 19, 2014

No assurances can be given that we will declare or pay dividends for years after 2015.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2014, we issued options to purchase 1,030,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	240,000	$11.77	1,224,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2010 through December 31, 2014 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860. The companies in this industry group are: Aemetis Inc., All Energy Corp., American Jianye Greentech Holdings Inco, Benchmark Energy Corp., Bioamber, Inc., Bluefire Renewables, Inc., Cardinal Ethanol, LLC, Celanese Corp., China Clean Energy, Inc., Clean Tech Biofuels Inco., Codexis, Inc., Easylink Solutions Corp., ESP Resources, Inc., Global Energy, Inc., Good Vibrations Shoes Inco., Granite Falls Energy, LLC, Green Energy Live, Inc., Green Energy Resources, Inc., Green Plains, Inc., Greenshift Corp., Heron Lake Bioenergy, LLC, Highwater Ethanol, LLC, Hydrophi Technologies Group, Inc., Innophos Holdings, Inc., International Flavors & Fragrances Inco., Kior, Inc., KL Energy Corp., KMG Chemicals, Inc., Koppers Holdings, Inc., Kreido Biofuels, Inc., Methes Energies International Limited, New America Energy Corp., Newmarket Corp., Nouveau Life Pharmaceuticals, Inc., OCI Partners, LP., Pacific Ethanol, Inc., Parabel, Inc., Rayonier Advanced Materials, Inc., Red Trail Energy, LLC, Renewable Energy Group, Inc., Rex American Resources Corp., SC Holdings Corp., Southwest Iowa, Space Propulsion Systems, Inc., Stevia First Corp., Syntec Biofuel, Inc., Westlake Chemical Partners, LP, and Zeons Corp.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2014 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2014, neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6. Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2010, 2011, 2012, 2013, and 2014. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes thereto.

(Dollars in thousands, except per share amounts)

Item	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Operating Revenues	$341,838	$444,919	$351,829	$309,885	$219,183
Net income	$53,200	$74,034	$34,304	$34,509	$23,094
Earnings per common share:
Basic	$1.22	$1.71	$0.83	$0.85	$0.63
Diluted	$1.22	$1.71	$0.83	$0.84	$0.62
Total Assets	$461,488	$414,447	$355,237	$385,244	$343,156
Long-term obligations	$51,952	$45,461	$58,669	$61,207	$46,674
Cash dividends per common share	$0.48	$0.69	$1.60	$0.40	$0.80
Net cash provided by operating activities	$51,882	$62,454	$64,888	$50,429	$17,839
Net cash provided by (used in) investing activities	$6,708	$(24,111)	$(32,613)	$(51,367)	$(30,767)
Net cash provided by (used in) financing activities	$(21,044)	$(10,617)	$(63,283)	$(374)	$38,473

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, set forth herein.

In the course of preparing our Annual Report for the year ended December 31, 2014 on Form 10-K, we determined that there had been a misclassification of certain related party transactions between the Company and Apex Oil Company, Inc. (“Apex Oil”) in our financial statements for the previously reported fiscal years ended December 31, 2012 and 2013, and for the previously reported quarters ended March 31, 2013 and 2014, June 30, 2013 and 2014, September 30, 2013 and 2014, and December 31, 2013 (collectively, the “Affected Financial Statements”). The misclassification related to certain diesel fuel purchases made by the Company from Apex Oil in one location.

We assessed the materiality of these items on previously issued annual and interim financial statements and we have concluded that the effect of these misstatements were not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, we have revised prior period comparative information presented herein in order to present such information on a consistent basis. The misclassification and related revisions had no impact on the total cost of goods sold, gross profits, segment gross profits, net income, or net income per share amounts for the years ended December 31, 2013 or 2012. Additionally, this reclassification did not change the balance sheet, statements of cash flow, or statements of stockholders’ equity. Refer to Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding this revision. The following discussion and analysis has been updated to reflect this revision.

This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals. Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers. Major products in the custom manufacturing group include: (i) nonanoyloxybenzene-sulfonate, a bleach activator manufactured exclusively for a customer for use in a household detergent; (ii) a proprietary herbicide (and intermediates) manufactured exclusively for a customer; (iii) chlorinated polyolefin adhesion promoters (or “CPOs”) and antioxidant precursors (or “DIPB”) for a customer; and (iv) a biocide intermediate for another customer. The custom manufacturing group also includes agrochemicals as well as industrial and consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry).

Revenues generated from the bleach activator are based on a supply agreement with the customer. The supply agreement stipulates selling price per kilogram based on volume sold, with price moving up as volumes move down, and vice-versa. On August 28, 2012, we signed an amendment to our existing agreement with the bleach activator customer.   Among other things, the amendment: (i) extended the term of the agreement to December 31, 2016 (unless terminated earlier in accordance with the provisions of the agreement); and (ii) allows us to sell certain formulations of the bleach activator to third parties as a performance chemical.   We pay for raw materials required to produce the bleach activator.  The contract with the customer provides that the price received by us for the bleach activator is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer. This customer has informed us that, due to a decline in demand for the household detergent, associated demand for the bleach activator is likely to fall. The financial impact of any future decline in demand is not known at this time.

From 1992 through the fourth quarter of 2013, we (and our predecessor at our Batesville plant) had been the primary manufacturer of a proprietary herbicide and certain intermediates for a customer (and its predecessors).  As a result of generic competition from Asia and price pressure exerted by our customer, we terminated the existing contracts effective in September and October of 2013. We discontinued sales of the proprietary herbicide to the customer in 2014 and are retrofitting assets deployed to other growth opportunities. Currently, we are seeking additional customers for this product, although no assurances can be given that additional sales will be achieved.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account. In rare instances, we purchase biodiesel from other producers for resale. We have the capability to process multiple types of feedstock including vegetable oils, animal fats, and separated food waste oils. We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit. Our annual capacity is in excess of 58 million gallons per year.

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the lack of permanency of government mandates and tax credits. See “Risk Factors” above.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell refined petroleum products on common carrier pipelines in part to maintain our status as a shipper on these pipelines.

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

Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Dollar Change	% Change
Revenues	$341,838	$444,919	$(103,081)	(23.2%	)
Income from operations	$56,128	$90,254	$(34,126)	(37.8%	)
Net income	$53,200	$74,034	$(20,834)	(28.1%	)
Earnings per common share:
Basic	$1.22	$1.71	$(0.49)	(28.7%	)
Diluted	$1.22	$1.71	$(0.49)	(28.7%	)
Capital expenditures (net of customer reimbursements and regulatory grants)	$7,002	$6,370	$632	9.9%
Adjusted EBITDA	$43,604	$96,745	$(53,141)	(54.9%	)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve Month Ended December 31, 2014	Twelve Month Ended December 31, 2013
Adjusted EBITDA	$43,604	$96,745
Depreciation and amortization	(8,981)	(10,316)
Reimbursement to customers for BTC	(18,628)	-
Retroactive reinstatement of BTC	28,954	2,535
Non-cash stock-based compensation	(1,440)	-
Interest and dividend income	6,877	5,875
Interest expense	(25)	(24)
Loss on disposal of property and equipment	(108)	(261)
Gains on derivative instruments	12,757	1,151
Gains on marketable securities	4,335	1,646
Income tax expense	(14,145)	(23,317)
Net income	$53,200	$74,034

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve Months Ended December 31, 2014	Twelve Month Ended December 31, 2013
Adjusted EBITDA	$43,604	$96,745
Provision for (benefit from) deferred income taxes	5,388	(1,972)
Reimbursement to customers for BTC	(18,628)	-
Retroactive reinstatement of BTC	28,954	2,535
Impairment of fixed assets	247	18,102
Interest and dividend income	6,877	5,875
Income tax expense	(14,145)	(23,317)
Gains on derivative instruments	12,757	1,151
Change in fair value of derivative instruments	(396)	(617)
Changes in operating assets and liabilities, net	(12,706)	(36,048)
Net cash provided by operating activities	$51,952	$62,454

Revenues

Revenues for the year ended December 31, 2014 were $341,838,000 as compared to revenues for the year ended December 31, 2013 of $444,919,000, a decrease of 23%. Revenues from biofuels decreased 31% and accounted for 57% of total revenues in 2014 as compared to 64% in 2013. Revenues from chemicals decreased 10% and accounted for 43% of total revenues in 2014 as compared to 36% in 2013. Within the chemicals segment, revenues for 2014 changed as follows as compared to 2013: (i) revenues from the bleach activator decreased 22%; (ii) revenues from the legacy and new proprietary herbicide and intermediates increased 4%; (iii) revenues from DIPB and CPOs increased 12%; (iv) revenues from other custom products decreased 16%; and (v) revenues from proprietary chemicals increased 26%.

Revenues from the bleach activator and the legacy proprietary herbicide and intermediates are together the most significant components of our chemicals segment revenue base, accounting for 14% of total revenues for the year ended December 31, 2014 as compared to 17% for the year ended December 31, 2013. The contract with the legacy customer ceased in 2014. We are unable to predict with any certainty the revenues we will receive from the bleach activator in the future.

Revenues from CPOs and DIPB together increased 12% during 2014. The primary end market for CPOs is the automotive industry, an industry whose economic activity can vary significantly from year to year. This product line experienced a decrease in demand from 2013 to 2014. DIPB, however, experienced an increase in sales revenue from 2013 to 2014. DIPB is an intermediate in the production of hydroquinone. Our customer experienced increased sales in 2014, some of which were driven by a change in its customers' order patterns.

Revenues from other custom chemical products decreased 17% in 2014 as compared to 2013. This decrease was primarily due to products we no longer sell and reduced sales volumes for existing products. These reductions were partially offset by shortfall payments totaling $8,816,000 from a former customer that previously contracted to purchase certain minimum quantities of graphite anode material. This contract was cancelled effective August 9, 2014.

Revenues from proprietary chemicals increased 26% in 2014 as compared to 2013 and account for approximately 5% of total revenues in 2014. This increase was due in part to increased volumes from existing products and the addition of two new products.

Revenues from biofuels decreased 31% or $87,726,000 from $283,418,000 in 2013 to $195,692,000 in 2014. The expiration of the BTC on December 31, 2013 and the absence of the government mandated renewable fuel standard for biodiesel combined to weaken the economics of biodiesel in 2014. The BTC was reinstated in late December 2014 and made retroactive to January 1, 2014, but has not been extended into 2015. As a result of contractual provisions with certain customers, a share of the BTC was owed upon reinstatement of a retroactive BTC. Revenues from our biofuels have also benefited by our sales of refined petroleum products as a shipper on common carrier pipelines which totaled $40,263,000 in 2014 compared to $12,521,000 in 2013.

A portion of our biodiesel sold in 2014 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We continue to expand our regional blended-fuel distribution business.

 Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2014 were $275,865,000 as compared to total cost of goods sold and distribution of $344,754,000 in 2013, a decrease of 20%, which compares to a 23% decrease in revenues for the period.

Cost of goods sold and distribution for 2014 for our chemicals segment totaled $100,084,000 as compared to cost of goods sold and distribution for 2013 of $106,793,000, a 6% reduction. This reduction in cost of goods sold and distribution was primarily due to reduced sales volumes of certain chemical products including the bleach activator and the other custom products we no longer produce. On a percentage basis, the 6% reduction in costs of goods sold and distribution in 2014 is less than the 10% decrease in chemical segment revenues as a result of (i) the change in product mix; (ii) increased fixed cost share with reduced biodiesel production; and (iii) from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.

Cost of goods sold and distribution for 2014 for our biofuel segment were $175,781,000 as compared to cost of goods sold and distribution for 2013 of $237,961,000. On a percentage basis, cost of goods sold and distribution decreased 26% versus a decrease in revenues of 31%. Despite the retroactive reinstatement of the BTC in December 2014 for the year 2014, market conditions were less favorable for biodiesel in 2014 as compared to 2013. Such market conditions were largely the result of the industry not having clarity for most of the year as to whether or not the BTC would exist in 2014. Additionally in 2014, the industry operated, and continues to operate, without a clear government mandate for renewable fuel. The BTC expired on December 31, 2014 and has not been reinstated. We recorded this credit as a reduction in cost of goods sold and distribution expense in our consolidated statement of operations. As a result of the current year reinstatement, we recognized a $28,954,000 reduction to cost of goods sold in the fourth quarter of 2014. As a result of the 2012 retroactive reinstatement, we recognized a $2,535,000 reduction to cost of goods sold in the first quarter of 2013. Furthermore, increases in cost of goods sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Our hedging activity helped offset the increased cost of goods sold. For 2014, our hedging gain was $12,757,000 as compared to a hedging gain for 2013 of $1,151,000. Finally, and to a lesser extent, the biodiesel segment benefited from a reduced share of plant allocated fixed costs.

Operating Expenses

Operating expenses decreased 1% from $9,911,000 in 2013 to $9,845,000 in 2014. This decrease was primarily the result of reduced travel expenses and research and development partially offset by increased compensation expense from the issuance of restricted stock awards.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2014 and 2013 reflect our expected tax rate on reported operating earnings before income taxes.

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the $1 biodiesel BTC to exclude this credit from taxable income for the years 2010 through 2013.  This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013.  This benefit reduced FutureFuel’s provision for income taxes by $11,633,000 in 2013, with $7,755,000 related to the years 2010 through 2012 and $3,878,000 related to 2013.  This same treatment was followed in 2014 when the $1 biodiesel BTC was retroactively reinstated for 2014 in December of 2014.  This benefit is not expected to recur in the future as the $1 biodiesel BTC expired on December 31, 2014 and has not been reinstated.  FutureFuel’s treatment of the $1 biodiesel BTC for income tax purposes is expected to result in refunds from the U.S. Internal Revenue Service and various state taxing authorities for a portion of the amount FutureFuel has paid for income taxes in prior years.

Income Taxes

Our liability for uncertain tax positions totaled $3,027,000 and $1,718,000 at December 31, 2014 and 2013, respectively. See Note 14 to our consolidated financial statements included herein.

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

Revenues from CPOs and DIPB together decreased 6% during 2013. The primary end market for CPOs is the automotive industry, an industry whose economic activity can vary significantly from year to year. This product line experienced an increase in demand from 2012 to 2013. DIPB, however, experienced a decline in sales revenue from 2012 to 2013. DIPB is an intermediate in the production of hydroquinone. Our customers experienced reduced sales in 2013, some of which were driven by a change in their customers’ order patterns. We also experienced minor operational problems in the fourth quarter which reduced sales.

Revenues from other custom chemical products increased 36% in 2013 as compared to 2012. This increase was primarily due to new sales of products we periodically produce for customers, increased volume of a product we periodically produce for a customer and, to a lesser extent, the recognition of contract shortfall payments from our customer for the graphite anode material. On July 29, 2013, we received notice from our customer of the graphite anode battery material that they were terminating the contract in accordance with its terms effective August 9, 2014. Our customer remained liable for the take or pay quantity contained in our sales agreement through August 9, 2014. Also partly impacting revenue for the other custom chemical products was a reduction from two products we no longer sell.

Revenues from proprietary chemicals increased 5% in 2013 as compared to 2012 and account for approximately 3% of total revenues in 2013. This increase was due to sales of new performance chemicals, including crude glycerin and increased sales of SSIPA.

Revenues from biofuels increased from $191,379,000 in 2012 to $283,418,000 in 2013. The reinstatement of the BTC in January 2013 along with the government mandated renewable fuel standard for biodiesel combined to improve the economics of biodiesel in 2013. The BTC had expired on December 31, 2011 and was reinstated in January 2013 retroactive to January 1, 2012 and extended through December 31, 2013. Revenues from our biofuels were benefited by sales of refined petroleum products as a shipper on common carrier pipelines which totaled $12,521,000 in 2013 compared to $8,881,000 in 2012.

A substantial portion of our biodiesel sold in 2013 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We continued to expand our regional blended-fuel distribution business.

  Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for 2013 were $344,754,000 as compared to total cost of goods sold and distribution of $294,576,000 in 2012, an increase of 17%, which compares to a 26% increase in revenues for the period.

Cost of goods sold and distribution for 2013 for our chemicals segment totaled $106,793,000 as compared to cost of goods sold and distribution for 2012 of $111,789,000, a 4% reduction. This reduction in cost of goods sold and distribution was primarily due to reduced sales volumes of certain chemical products including the bleach activator and the proprietary herbicide. Further reductions in cost of goods sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. On a percentage basis, the 4% reduction in costs of goods sold and distribution in 2013 as compared to 2012 was greater than the 1% increase in chemical segment revenues due to increased sales prices of certain chemical products as compensation for lower quantities of material purchased and inflationary price adjustments.

Cost of goods sold and distribution for 2013 for our biofuel segment were $237,961,000 as compared to cost of goods sold and distribution for 2012 of $182,787,000. On a percentage basis, cost of goods sold and distribution increased 30% versus an increase in revenues of 48%. Market conditions were more favorable for biodiesel in 2013 as compared to 2012 as a result of the reinstated BTC on January 3, 2013 made retroactive to January 1, 2012. We record this credit as a reduction in cost of goods sold and distribution expense in our consolidated statement of operations. As a result of the prior year reinstatement, we recognized a $2,535,000 reduction to cost of goods sold in the first quarter of 2013. No such reduction existed for 2012. The existence of this credit was a significant factor in the profitability of biodiesel production in 2013. This credit expired at December 31, 2013. Further reductions in cost of goods sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.

Biodiesel profitability slowed in the fourth quarter of 2013 as the biodiesel consumption mandate established by the government was largely met early in the quarter. During the fourth quarter of 2012, the government mandate had also been met, however, profitability slowed considerably more in the fourth quarter of 2012 due to the absence of the BTC.

Operating Expenses

Operating expenses decreased 13% from $11,161,000 in 2012 to $9,911,000 in 2013. This decrease was primarily the result of reduced compensation expense from reduced staffing, reduced legal expenditures associated with litigation of ongoing cases, and reduced expenditures incurred for the registration of product for sale in the European Union.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2013 and 2012 reflected our expected tax rate on reported operating earnings before income taxes.

Historically, we included the benefit from the $1 biodiesel BTC in taxable income on our federal and state income tax returns. As a result of an issued technical guidance from the U.S. Internal Revenue Service, we changed our position related to this benefit to exclude it from taxable income for the years 2010 through 2013. This change had a significant impact on our provision for income taxes in the fourth quarter of 2013. This benefit reduced our provision for income taxes by $11,633,000, with $7,755,000 related to the years 2010 through 2012, and $3,878,000 related to the current year. This benefit is not expected to recur in the future as the $1 biodiesel BTC expired on December 31, 2013 and has not been renewed. This change reduced taxable income in each year between 2010 and 2012 and also impacted fiscal 2013.

Income Taxes

Our liability for uncertain tax positions totaled $1,718,000 and $0 at December 31, 2013 and 2012, respectively. See Note 14 to our consolidated financial statements included herein.

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2014 and 2013, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2014 and December 31, 2013, we recorded a reserve for closure/post-closure liabilities of $796,000 and $771,000, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions for 2014 related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenues under bill and hold arrangements totaled $31,598,000, $44,047,000, and $50,076,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

We sell petroleum products from time to time on common carrier pipelines in part to maintain our status as a shipper on these pipelines. When such transactions result in us purchasing and selling product to the same counterparty, such transactions are recorded net as an element of revenue or cost of goods sold.

Taxes collected from customers and remitted to governmental authorities

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis within cost of goods sold.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2014, 2013, and 2012 are set forth in the following table.

(Dollars in thousands)

	2014	2013	2012
Net cash provided by operating activities	$51,952	$62,454	$64,888
Net cash provided by (used in) investing activities	$6,708	$(24,111)	$(32,613)
Net cash used by financing activities	$(21,044)	$(10,617)	$(63,283)

Operating Activities

Cash provided by operating activities decreased from $62,454,000 in 2013 to $51,952,000 in 2014, a net decrease of $10,502,000. This decrease was attributed to: (i) decreased cash earnings from the biofuels segment; (ii) a decrease in the adjustment to cash for the impairment of fixed assets; (iii) a decrease in cash from the change in accounts receivable; (iv) a decrease in cash from an increase in inventory; and (v) a decrease in cash from an increase in accrued expenses and other current liabilities. In 2014, there were impairments of fixed assets of $247,000. In 2013, there were impairments of $18,102,000 primarily related to the graphite anode material plant and equipment. In 2014, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $18,059,000. In 2013, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $10,467,000. This universal reduction was primarily due to the timing and amount of receipts of customer payments and the receivable for the 2014 BTC. In 2014, inventory decreased cash $3,189,000. In 2013, inventory decreased cash $172,000. In 2014, accrued expenses and other current liabilities, including accrued liabilities and other current liabilities with related parties, decreased cash $3,110,000. In 2013, accrued expenses and other current liabilities, including accrued liabilities and other current liabilities with related parties, increased cash $4,212,000.

Mostly offsetting these decreases in cash from operating activities was: (i) accounts payable, including accounts payable to related parties; (ii) deferred revenue; and (iii) income tax receivable. In 2014, accounts payable, including accounts payable to related parties, increased cash $17,514,000. In 2013, accounts payable, including accounts payable to related parties, decreased cash $692,000. In 2014, deferred revenue decreased cash $2,524,000 and in 2013, increased cash $14,734,000. This change from 2013 was primarily the result of a reduction in the deferred revenue balance as the result of the contract termination by our customer for the anode graphite material. Lastly, in 2014, income tax receivable decreased cash by $4,984,000. In 2013, an increase in cash from our income tax receivable balance combined with a decrease in our income tax payable balance in 2013 reduced cash provided by operating activities by $15,352,000.

Cash provided by operating activities decreased from $64,888,000 in 2012 to $62,454,000 in 2013, a net decrease of $2,434,000. This decrease was primarily attributed to: (i) the timing of collections of accounts receivable including those due from related parties; (ii) changes in income tax receivable and income tax payable; and (iii) deferred revenue. In 2013, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $10,467,000. In 2012, accounts receivable, including accounts receivable due from related parties, increased cash provided by operating activity by $12,895,000. This decrease was primarily due to the timing and amount of receipts of customer payments. Additionally, an increase in our income taxes receivable balance combined with the decrease in our income taxes payable reduced cash provided by operating activities by $15,352,000 in 2013. In 2012, income taxes payable reduced cash provided by operating activities by $503,000. This change was largely the result of changing our position with respect to the inclusion of the benefit from the $1 biodiesel BTC in taxable income. Historically, we included the benefit in taxable income on our federal and state income tax returns. We changed our position in the fourth quarter of 2013 for tax years 2010 through the current year. The anticipated amendments to the income tax returns have given rise to an increased income tax receivable. Lastly, deferred revenue decreased cash provided by operating activities by $14,734,000. In 2012, deferred revenue increased cash provided by operating activities by $941,000. This change is primarily the result of our graphite anode material customer notifying us that they were terminating our contract effective August 9, 2014. We assessed the carrying value of our fixed assets and deferred revenue associated with this product and recorded an impairment loss on the fixed assets and a reduction in the deferred revenue balance.

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

Investing Activities

Cash from investing activities increased from a $24,111,000 use of cash in 2013 to $6,708,000 of cash from investing activities in 2014. This increase was primarily attributable to an increase in the net proceeds from the sale of marketable securities in 2014 compared to 2013. Such purchases totaled a net $8,150,000 in 2013, as compared to total net proceeds of $15,729,000 in 2014. In addition, cash used for capital expenditures declined from $18,542,000 in 2013 to $8,117,000 in 2014. This decrease was attributable to certain larger capital projects undertaken on behalf of certain of our customers being completed in 2013. Our capital expenditures and customer reimbursements are summarized in the table below.

(Dollars in thousands)

	2014	2013
Cash paid for capital expenditures	$8,117	$18,542
Cash received as reimbursement of capital expenditures	(1,115)	(12,172)
Cash paid, net of reimbursement, for capital expenditures	$7,002	$6,370

Cash used in investing activities decreased from $32,613,000 in 2012 to $24,111,000 in 2013. This decrease was primarily attributable to a reduction in the net purchases of marketable securities in 2013 compared to 2012. Such purchases totaled a net $26,258,000 in 2012 and decreased to total net purchases of $8,150,000 in 2013. Partially offsetting this was an increase in cash used for capital expenditures from $9,112,000 in 2012 to $18,542,000 in 2013. This increase was attributable to certain capital projects undertaken and completed in 2013 on behalf of certain of our customers. Our capital expenditures and customer reimbursements are summarized in the table above.

Financing Activities

Cash used in financing activities increased from $10,617,000 in 2013 to $21,044,000 in 2014. This increase was primarily due to $19,292,000 being received in 2013 from the issuance of stock and no such receipts being present in 2014. Partially off-setting the decrease in proceeds from the issuance of stock was a decrease in dividends paid in 2014. In 2013, dividends paid totaled $29,904,000 and included a special dividend of $0.25 per share of our common stock. In 2014, dividends paid totaled $20,928,000 and no special dividends were paid.

Cash used in financing activities decreased from $63,283,000 in 2012 to $10,617,000 in 2013. This decrease was primarily due to decreased dividends paid in 2013 compared to 2012 and an increase in proceeds from the issuance of stock in 2013 compared to 2012. In 2013, we paid $29,904,000 in dividends on our common stock including a special dividend payment of $0.25 per share of our common stock. Dividend payments in 2012 included a special dividend payment of $1.20 per common share and totaled $66,538,000. Additionally, cash proceeds from the issuance of common shares as part of our At-the Market offering and cash received from options exercised was $3,149,000 in 2012. In 2013, such net proceeds totaled $19,292,000.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2014.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

We renewed a $50 million credit agreement with a commercial bank effective June 30, 2013. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on June 30, 2018. Advances are made pursuant to a borrowing base. Advances are secured by a perfected first priority security interest in our accounts receivable and inventory. The interest rate floats at certain margins over LIBOR or base rate based upon the leverage ratio from time to time. There is an unused commitment fee. The ratio of total funded debt to EBITDA may not be more than 3:1. We had no borrowings under this credit facility at December 31, 2014, 2013, or 2012.

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

On July 29, 2013, FutureFuel received notice from the chemicals segment customer for the intermediate anode powder that the customer would terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel did not produce or sell additional material in 2013 or 2014 under that agreement. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580,000 for the equipment and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160,000 in the third quarter of 2013. The net impact of this impairment of $1,420,000 was recorded in cost of goods sold.

In 2014, FutureFuel’s customer paid the final minimum take or pay amounts per the terms of the sales agreement through the termination date. Revenues from this arrangement totaled $8,816,000 and $4,640,000 in 2014 and 2013, respectively.

Dividends

In 2014, we paid regular cash dividends aggregating $0.48 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $20,928,000.

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

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our At-the-Market offering, we accumulated excess working capital. Some of this excess working capital was paid out in 2013, and 2014 as special cash dividends and as regular cash dividends. Regular cash dividends will also be paid in 2015 as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2014 and 2013, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $87,720,000 and $104,271,000 at December 31, 2014 and 2013, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2014 and December 31, 2013. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2014 or December 31, 2013 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2014 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt obligations(a)	$-	$-	$-	$-	$-
Capital lease obligations	$-	$-	$-	$-	$-
Operating lease obligations	$2,868	$992	$1,375	$191	$310
Purchase obligations(b)	$5,658	$5,658	$-	$-	$-
Other long-term liabilities reflected on our balance sheet under GAAP(c)	$-	$-	$-	$-	$-
Total	$8,526	$6,650	$1,375	$191	$310

(a)	As of December 31, 2014, we had no borrowings under the $50 million credit agreement described above.

(b)	Purchase obligations within less than one year include: (i) the purchase of biodiesel feedstock to be taken during 2015; and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $796 at December 31, 2014. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2014 or 2013. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2014 and 2013, the fair values of our derivative instruments were a net asset in the amount of $68,000 and a net liability in the amount of $328,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2014. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume(a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	279,423	LB	10%	$9,025	13.7%
Petrodiesel	24,639	GAL	10%	$7,001	10.6%
Methanol	121,931	LB	10%	$2,743	4.2%
Natural Gas	1,292	MCF	10%	$636	1.0%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2014. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2014 or 2013 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8. Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2014 and 2013 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2014, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. FutureFuel Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri

March 12, 2015

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
Assets
Cash and cash equivalents	$124,079	$86,463
Accounts receivable, inclusive of the BTC of $28,954 and $0, and net of allowance of $0 and $0, in 2014 and 2013, respectively	50,135	28,620
Accounts receivable – related parties	1,173	4,629
Inventory	45,353	42,164
Income tax receivable	19,716	14,732
Prepaid expenses	1,670	1,843
Marketable securities	87,720	104,271
Other current assets	1,619	566
Total current assets	331,465	283,288
Property, plant and equipment, net	127,371	128,671
Other assets	2,652	2,488
Total noncurrent assets	130,023	131,159
Total Assets	$461,488	$414,447

Liabilities and Stockholders’ Equity
Accounts payable	$30,386	$14,927
Accounts payable - related parties	2,912	857
Current deferred income tax liability	11,003	8,787
Deferred revenue – short-term	1,940	6,869
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	4,649	7,802
Accrued expenses and other current liabilities - related parties	46	3
Total current liabilities	52,087	40,396
Deferred revenue – long-term	15,927	13,522
Other noncurrent liabilities	4,024	2,690
Noncurrent deferred income tax liability	30,441	29,249
Total noncurrent liabilities	50,392	45,461
Total Liabilities	102,479	85,857
Commitments and contingencies (Notes 2, 15, 23, and 28)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,722,388 and 43,342,830 issued and outstanding as of December 31, 2014 and 2013, respectively	4	4
Accumulated other comprehensive income	4,259	7,436
Additional paid in capital	277,652	276,328
Retained earnings	77,094	44,822
Total stockholders’ equity	359,009	328,590
Total Liabilities and Stockholders’ Equity	$461,488	$414,447

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2014, 2013, and 2012

(Dollars in thousands, except per share amounts)

		As reclassified (see Note 2)
	2014	2013		2012
Revenues	$302,748	$435,499		$338,812
Revenues – related parties	39,090	9,420		13,017
Cost of goods sold	213,172	289,828	(1)	275,412	(2)
Cost of goods sold – related parties	58,822	50,635	(1)	14,331	(2)
Distribution	3,536	3,899		4,362
Distribution - related parties	335	392		471
Gross profit	65,973	100,165		57,253
Selling, general, and administrative expenses
Compensation expense	4,268	3,647		4,142
Other expense	2,195	2,421		3,123
Related party expense	214	399		452
Research and development expenses	3,168	3,444		3,444
	9,845	9,911		11,161
Income from operations	56,128	90,254		46,092
Interest and dividend income	6,877	5,875		4,776
Interest expense	(25)	(24)		(27)
Gain on marketable securities	4,335	1,646		3,927
Other income (expense)	30	(400)		112
	11,217	7,097		8,788
Income before income taxes	67,345	97,351		54,880
Provision for income taxes	14,145	23,317		20,576
Net income	$53,200	$74,034		$34,304

Earnings per common share:
Basic	$1.22	$1.71		$0.83
Diluted	$1.22	$1.71		$0.83
Weighted average shares outstanding:
Basic	43,357,602	43,237,513		41,366,860
Diluted	43,392,011	43,276,931		41,507,660

Comprehensive income	2014	2013	2012
Net income	$53,200	$74,034	$34,304
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax of ($1,980) in 2014, $3,018 in 2013, and $495 in 2012	(3,177)	4,839	794
Comprehensive income	$50,023	$78,873	$35,098

(1)	For the year ended December 31, 2013, $35,271 has been reclassified from “Cost of goods sold” to “Cost of goods sold – related parties.” Refer to Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision.

(2)

For the year ended December 31, 2012, $4,965 has been reclassified from “Cost of goods sold” to “Cost of goods sold – related parties.” Refer to Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision.

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

	2014	2013	2012
Cash flows provided by operating activities
Net income	$53,200	$74,034	$34,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,981	10,316	10,454
Provision for (benefit from) deferred income taxes	5,388	(1,972)	1,827
Change in fair value of derivative instruments	(396)	(617)	(1,506)
Other than temporary impairment of marketable securities	-	336	-
Impairment of fixed assets	247	18,102	-
Gain on sale of investments	(4,335)	(1,982)	(3,927)
Losses on disposals of fixed assets	108	261	63
Stock based compensation	1,440	-	281
Noncash interest expense	25	24	24
Changes in operating assets and liabilities:
Accounts receivable	(21,515)	(5,838)	12,772
Accounts receivable – related parties	3,456	(4,629)	123
Inventory	(3,189)	(172)	15,447
Income taxes receivable	(4,984)	(14,732)	-
Prepaid expenses	173	(248)	(135)
Prepaid expenses - related parties	-	32	(32)
Accrued interest on marketable securities	99	(79)	(109)
Other assets	65	(266)	(249)
Accounts payable	15,459	2,338	(6,076)
Accounts payable - related parties	2,055	(3,030)	864
Income taxes payable	-	(620)	(503)
Accrued expenses and other current liabilities	(3,153)	4,209	368
Accrued expenses and other current liabilities - related parties	43	3	(43)
Deferred revenue	(2,524)	(14,734)	941
Other noncurrent liabilities	1,309	1,718	-
Net cash provided by operating activities	51,952	62,454	64,888
Cash flows from investing activities
Collateralization of derivative instruments	(985)	1,374	2,510
Purchase of marketable securities	(41,369)	(49,348)	(58,745)
Proceeds from the sale of marketable securities	57,098	41,198	33,637
Sales (purchases) of auction rate securities	-	1,150	(1,150)
Proceeds from the sale of fixed assets	81	57	247
Capital expenditures	(8,117)	(18,542)	(9,112)
Net cash provided by (used in) investing activities	6,708	(24,111)	(32,613)
Cash flows from financing activities
Proceeds from the issuance of stock	-	19,292	3,149
Minimum tax withholding on stock options exercised	(175)	(45)	(255)
Excess tax benefits associated with stock options	59	40	361
Payment of dividend	(20,928)	(29,904)	(66,538)
Net cash used in financing activities	(21,044)	(10,617)	(63,283)
Net change in cash and cash equivalents	37,616	27,726	(31,008)
Cash and cash equivalents at beginning of period	86,463	58,737	89,745
Cash and cash equivalents at end of period	$124,079	$86,463	$58,737
Cash paid for interest	$-	$23	$3
Cash paid for income taxes	$12,372	$38,890	$19,252

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2011	41,308,446	$4	$1,803	$253,505	$32,926	$288,238
Cash dividends (special and regular)	-	-	-	-	(66,538)	(66,538)
Proceeds from the issuance of stock	431,123	-	-	2,894	-	2,894
Stock based compensation	-	-	-	281	-	281
Excess income tax benefits from exercise of stock options	-	-	-	361	-	361
Other comprehensive income	-	-	794	-	-	794
Net income	-	-	-	-	34,304	34,304
Balance - December 31, 2012	41,739,569	4	2,597	257,041	692	260,334
Cash dividends (special and regular)	-	-	-	-	(29,904)	(29,904)
Proceeds from the issuance of stock	1,603,261	-	-	19,247	-	19,247
Excess income tax benefits from exercise of stock options	-	-	-	40	-	40
Other comprehensive income	-	-	4,839	-	-	4,839
Net income	-	-	-	-	74,034	74,034
Balance - December 31, 2013	43,342,830	4	7,436	276,328	44,822	328,590
Cash dividends	-	-	-	-	(20,928)	(20,928)
Stock based compensation	379,558	-	-	1,440	-	1,440
Excess income tax benefits from exercise of stock options	-	-	-	59	-	59
Minimum tax withholdings on options and awards	-	-	-	(175)	-	(175)
Other comprehensive loss	-	-	(3,177)	-	-	(3,177)
Net income	-	-	-	-	53,200	53,200
Balance - December 31, 2014	43,722,388	$4	$4,259	$277,652	$77,094	$359,009

The accompanying notes are an integral part of these financial statements

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

In 2005, the Batesville Plant began the implementation of a bio-based products platform. This included the production of biofuels (biodiesel) and bio-based specialty chemical products (bio-based solvents, chemicals, and intermediates). In addition to bio-based products, the Batesville Plant continues to manufacture fine chemicals and other organic chemicals.

2)	Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiaries: FutureFuel Chemical Company; FFC Grain, L.L.C., which was formed in 2009 to acquire a granary in Marianna, Arkansas; FutureFuel Warehouse Company, L.L.C., which was formed in 2011 to acquire a warehouse in Batesville, Arkansas; and Legacy Regional Transport, L.L.C., which was formed in 2012 and operates FutureFuel’s truck fleet.

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers. All sales of a bleach activator are made to a leading North American consumer products company. Sales of the bleach activator totaled $43,927 for the year ended December 31, 2014 and $56,596 for the year ended December 31, 2013. Additionally, sales of biodiesel to one customer totaled $62,994 for the year ended December 31, 2014 and $135,273 for the year ended December 31, 2013.

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

Building & building equipment (years)	20 - 39
Machinery and equipment (years)	3 – 33
Transportation equipment (years)	5 – 33
Other (years)	5 – 33

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Bill and hold transactions for 2014, 2013, and 2012 related to four specialty chemical customers in 2014 and six in 2013 and 2012, whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $31,598, $44,047, and $50,076 for the years ended December 31, 2014, 2013, and 2012, respectively.

Taxes collected from customers and remitted to governmental authorities

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis within cost of goods sold.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2014 and 2013, the biodiesel tax incentive for blending biodiesel with petroleum diesel is netted with costs of goods sold. The biodiesel BTC amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned, i.e., when biodiesel blended with petrodiesel was sold or when such credit was made law. This tax credit expired on December 31, 2014 and has not been reinstated.

Selling, general, and administration expenses include personnel costs associated with sales, marketing and administration, legal and legal-related costs, consulting and professional services fees, advertising expenses, and other similar costs.

Revision of Related Party Transactions Classification

In the course of preparing our Annual Report for the year ended December 31, 2014 on Form 10-K, we determined that there had been a misclassification of certain related party transactions between the Company and Apex Oil in our financial statements for the previously reported fiscal years ended December 31, 2012 and 2013, and for the previously reported quarters ended March 31, 2012, 2013 and 2014, June 30, 2012, 2013 and 2014, September 30, 2012, 2013 and 2014, and December 31, 2012 and 2013 (collectively, the “Affected Financial Statements”).

The Company determined that it had misclassified the dollar amount of related party transactions involving certain diesel fuel purchases made by the Company from Apex Oil in our leased storage facility in North Little Rock, Arkansas, resulting in (i) the incorrect recording in the Consolidated Statements of Operations contained in the Affected Financial Statements of such dollar amounts as “Cost of goods sold” instead of “Cost of goods sold – related parties,” and (ii) the incorrect recording in Note 19 to the Consolidated Financial Statements – “Related party transactions,” contained in the Annual Reports on Form 10-K for fiscal years ended December 31, 2012 and 2013, under the section titled “Related party income statement accounts,” of the amount of “Cost of goods sold - biodiesel, petrodiesel, blends, and other petroleum products,” and the amount of “Total cost of goods sold.”

The type of misclassified related party transactions between the Company and Apex Oil have been described in prior Annual Reports, and continuing agreements between the Company and Apex Oil have been filed as exhibits to the Annual Reports. The reclassification set forth herein had no impact on the total cost of goods sold, gross profits, segment gross profits, net income, or net income per share amounts for the years ended December 31, 2013 or 2012. Additionally, this reclassification did not change the balance sheet, statements of cash flow, or statements of stockholders’ equity. The Company assessed the materiality of these items on previously issued annual and interim financial statements and we have concluded that the effect of these misstatements was not material, individually or in the aggregate, to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, we have revised prior period comparative information presented herein in order to present such information on a consistent basis. The effects of this revision on selected line items from our financial statements can be found within Note 19 – “Related party transactions” under the section titled “Related party income statement accounts.” A reconciliation of these changes is also shown on a quarterly basis within Note 24 – “Quarterly financial information” in the Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Research and development

All costs identified as research and development costs are charged to expense when incurred.

Planned major maintenance activities

Expenditures for planned major maintenance activities are recognized as expense as incurred.

Earnings per share

Earnings per share is computed using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earning per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2014 or 2013.

Contingently issuable shares associated with outstanding service-based restricted stock shares were not included in the earnings per share calculations for the year ended December 31, 2014 as the vesting conditions had not been satisfied. No such restricted stock units existed in 2013 and 2012.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2014, FutureFuel recorded other comprehensive losses of $3,177, net of income taxes of $1,980, on these securities. For the year ended December 31, 2013, FutureFuel recorded other comprehensive income of $4,839, net of income taxes of $3,018, on these securities. For the year ended December 31, 2012, FutureFuel recorded other comprehensive income of $794, net of income taxes of $495, on these securities. For the year ended December 31, 2013, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $207, net of income taxes of $129. No such reclassification was made for the years ended December 31, 2014 and 2012.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during a reporting period. Estimates are used when accounting for allowance for doubtful accounts, depreciation, amortization, asset retirement obligations, and income taxes as well as the evaluation of potential losses due to impairments or future liabilities. Actual results could differ materially from those estimates.

Segment reporting

FutureFuel identifies operating segments when separate financial information is available that is evaluated regularly by its chief operating decision maker in assessing the performance of those segments and in determining how to allocate resources. FutureFuel has determined that it has two reportable segments organized along product lines -- chemicals and biofuels.

3)	Reinstatement of biodiesel BTC and small agri-biodiesel producers tax credit

On January 3, 2013, the BTC was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive credit for 2012 totaled $2,535. As a result of its passage into law subsequent to yearend 2012, the retroactive credit was recognized as a reduction in cost of goods sold in the first quarter of 2013. On December 22, 2014, the BTC was retroactively reinstated for 2014 and expired on December 31, 2014. The retroactive credit for 2014 totaled $28,954 and was recognized as a reduction in cost of goods sold in the fourth quarter of 2014. Pursuant to the terms of certain 2014 sales commitments, $18,628 of the 2014 retroactive credit was owed to customers. This obligation was recognized as a reduction in sales revenue in the fourth quarter. The BTC has not been reinstated.

On January 3, 2013, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons of $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive income tax credit for 2012 totaled $1,500. As a result of its passage into law subsequent to yearend 2012, the retroactive income tax credit was recognized as a component of the provision for income taxes in the first quarter of 2013. This credit is part of the BTC mentioned above. As such, this tax credit was also retroactively reinstated for 2014 and 2013 totaled $1,500. The small agri-biodiesel producers’ credit expired December 31, 2014 and has not been reinstated.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

4)	Inventory

The carrying values of inventory were as follows as of December 31:

	2014	2013
At average cost (approximates current cost)
Finished goods	$25,369	$13,590
Work in process	2,391	1,569
Raw materials and supplies	25,935	36,292
	53,695	51,451
LIFO reserve	(8,342)	(9,287)
Total inventory	$45,353	$42,164

In the years ended December 31, 2014 and 2013 changes in inventory quantities and price index values resulted in partial liquidations of FutureFuel’s LIFO inventory. In the aggregate, these inventories were carried at the lower costs prevailing in prior years as compared with the cost of current purchases. The effect of these LIFO liquidations was to reduce cost of goods sold by $945 and $2,914 in the years ended December 31, 2014 and 2013, respectively.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $12,757, $1,151, and $4,528 for the years ended December 31, 2014, 2013, and 2012, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2014		2013
	Quantity		Quantity
	(contracts)		(contracts)
	Long/	Fair	Long/	Fair
	(Short)	Value	(Short)	Value
Regulated options, included in other current assets	(350)	$(794)	(50)	$(328)
Regulated fixed price future commitments, included in other current assets	(225)	$862	4	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,464 and $479 at December 31, 2014 and 2013, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)	Marketable securities

At December 31, 2014 and 2013, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at December 31:

	2014
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity instruments	$35,062	$5,214	$(1,526)	$38,750
Preferred stock	21,660	1,626	-	23,286
Trust preferred securities	18,920	1,285	(1)	20,204
Exchange traded debt instruments	5,292	192	(4)	5,480
Total	$80,934	$8,317	$(1,531)	$87,720

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

	2013
	Adjusted	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity instruments	$51,711	$11,597	$(278)	$63,030
Preferred stock	18,519	893	(299)	19,113
Trust preferred securities	19,726	386	(235)	19,877
Exchange traded debt instruments	2,243	34	(26)	2,251
Total	$92,199	$12,910	$(838)	$104,271

The aggregate fair value of investments with unrealized losses totaled $15,688 and $26,321 at December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

In 2014, FutureFuel recategorized a net gain of $5,712 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities. This amount totaled $334 and $2,411 of net gains in 2013 and 2012, respectively.

7)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2014	2013
Land and land improvements	$5,741	$5,741
Buildings and building equipment	26,524	26,240
Machinery and equipment	152,792	142,874
Construction in progress	1,186	4,069
Accumulated depreciation	(58,872)	(50,253)
Total	$127,371	$128,671

Depreciation expense totaled $8,981, $10,316, and $10,454 for the years ended December 31, 2014, 2013, and 2012, respectively.

8)	Intangible assets

In connection with its acquisition of Eastman SE, a certain portion of the purchase price was allocated to the intangible asset customer relationships. Customer relationships consisted of the following at December 31:

	2014	2013
Cost	$567	$567
Accumulated amortization	(567)	(567)
Total	$-	$-

Amortization expense totaled $0, $0, and $0 for the years ended December 31, 2014, 2013, and 2012, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)	Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date. The balance related to these items totaled $2,652 and $2,488 at December 31, 2014 and 2013, respectively.

10)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2014	2013
Accrued employee liabilities	$3,227	$5,010
Accrued property, use, and franchise taxes	1,340	2,558
Other	128	237
Total	$4,695	$7,805

11)	Borrowings

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

Leverage		Base Rate	LIBOR
Ratio		Margin	Margin
> 3		-0.55%	1.70%
> 2	< 3	-0.70%	1.50%
> 1	< 2	-1.00%	1.25%
	< 1	-1.00%	1.00%

There is an unused commitment fee of 0.25% per annum. On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges may not be less than 3:1. FutureFuel has guaranteed FutureFuel Chemical’s obligations under this credit agreement.

There were no borrowings at December 31, 2014 or December 31, 2013.

12)	Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $796 and $771 as of December 31, 2014 and 2013, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2014	2013
Beginning balance	$771	$747
Accretion expense	25	24
Balance at December 31	$796	$771

13)	Stock based compensation

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

In May 2014, FutureFuel issued a restricted stock award of 250,000 shares to Paul A. Novelly, FutureFuel’s Chief Executive Officer. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the award was $4,195 and will be recognized into expense equally over the three years.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

In July 2014, FutureFuel issued a restricted stock award of 125,000 shares to Paul M. Flynn, FutureFuel’s Executive Vice President of Business and Marketing, upon commencement of employment on September 2, 2014. Twenty percent of the shares vested immediately. The remaining shares vest equally over the remaining annual installments on the first, second, third, and fourth anniversaries of the commencement of employment as service to the company is fulfilled. The total expense for the award was $2,136, with 20% recognized immediately and the remainder to be recognized into expense equally over the four years.

In December 2014, FutureFuel granted a total of 90,000 stock options to select members of management. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vest annually in equal increments over three years and expire on December 2, 2019. FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

	April	August	December
	2012	2012	2014
Assumptions	Options	Options	Options
Expected volatility rate	41.00%	43.38%	41.48%
Expected dividend yield	3.77%	3.40%	4.23%
Risk-free interest rate	0.35%	0.32%	1.25%
Expected forfeiture rate	0.00%	0.00%	0.00%
Expected term in years	2.5	2.5	4.5

The volatility rate for the options granted in 2012 and 2014 were derived from the historical stock price volatility of FutureFuel’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

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

For the years ended December 31, 2014, 2013, and 2012, total share-based compensation expense (before tax) totaled $1,440, $0, and $281, respectively. In the years ended December 31, 2014, 2013, and 2012, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2014, $4,894 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted average period of 2.73 years.  As of December 31, 2014, $240 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 2.92 years.   Each amounts will be adjusted for any future changes in estimated forfeitures.

The weighted average fair value of options granted in 2014 was $2.78 per option, in 2012, it was $2.17 per option, and no options were granted in 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock option awards for the period beginning January 1, 2012 and ending December 31, 2014 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2012	521,888	$7.84
Granted	130,000	$10.58
Exercised	(441,277)	$6.85
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2012	210,611	$11.62
Granted	-	$-
Exercised	(30,000)	$11.16
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2013	180,611	$11.70
Granted	90,000	$11.34
Exercised	(30,611)	$10.06
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2014	240,000	$11.77

There were 1,224,700 options available for grant under the incentive plan at December 31, 2014. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2014.

	Options Outstanding			Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2014	Life	Price	2014	Price
$12.74	100,000	1.33	$12.74	100,000	$12.74
$10.62	50,000	2.28	$10.62	50,000	$10.62
$11.34	90,000	4.92	$11.34	-	$-
	240,000		$11.77	150,000	$12.03

The weighted average remaining contractual life of all exercisable options is 1.65 years.

The aggregate intrinsic values of total options outstanding and at December 31, 2014 and 2013 were $299 and $741, respectively. The aggregate intrinsic values of total options exercisable at December 31, 2014 and 2013 were $148 and $741, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2014 and December 31, 2013, respectively, exceeded the exercise price of the options granted.

A total of 375,000 shares of stock were awarded in 2014, and 30,611 stock options were exercised during the year. In 2014, FutureFuel realized gross proceeds from stock option exercises of $0 and realized a net tax benefit of $59. All of the options exercised in 2014 were exercised on a cashless basis and resulted in 17,477 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. All of the stock awards that vested were issued on a cashless basis and resulted in 8,729 shares of FutureFuel’s common stock being returned to FutureFuel by the stock award holder. Such shares were returned to satisfy payment of the exercise price along with minimum tax requirements. Such minimum tax requirements totaled $175.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested restricted stock activity:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of January 1, 2012	-	$-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2012	-	-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2013	-	-	-
Granted	375,000	$16.88	-
Vested	25,000	17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2014	350,000	$16.87	2.73

The company realized a tax benefit of $164 in the year ended December 31, 2014 related to the vesting of restricted shares. The excess tax benefit attributable to restricted stock has been recorded as an decrease to additional paid-in-capital and is reflected as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested stock option activity:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of January 1, 2012	-	$-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2012	-	-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2013	-	-	-
Granted	90,000	$2.78	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2014	90,000	$2.78	2.92

14)	Provision for income taxes

The following table summarizes the provision for income taxes:

	2014	2013	2012
Income before taxes - U.S.	$67,345	$97,351	$54,880
Provision for income taxes:
Current	8,455	22,933	16,643
Deferred	3,858	(2,200)	1,587
State and other
Current	1,306	2,829	2,106
Deferred	526	(245)	240
Total	$14,145	$23,317	$20,576

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2014	2013	2012
Amount computed using the statutory rate of 35%	$23,571	$34,072	$19,208
Section 199 manufacturing deduction	-	(2,092)	(762)
Agri-biodiesel production credit	(975)	(1,950)	-
Federal excise tax benefit	(10,344)	(9,566)	-
State excise tax benefit	(2,409)	(2,067)	-
Credit for increasing research activities	(80)	(180)	-
Alternative fueling equipment credit	(2)	(23)	-
Tax exempt interest income	-	(2)	(6)
Change in the valuation allowance	-	-	(25)
State income taxes, net	3,189	3,983	2,133
Tax expense recorded as an increase in other noncurrent liabilities	1,309	1,718	-
Other	(114)	(576)	28
Provision for income taxes	$14,145	$23,317	$20,576

The effective tax rates for the years December 31, 2014 and 2013 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2014	2013
Deferred tax assets
Compensation	$1,005	$1,211
Inventory reserves	628	530
Self insurance	88	97
Asset retirement obligation	289	275
Derivative instruments	-	52
Deferred revenue	10,110	12,051
Stock based compensation	244	240
Other	81	78
Total deferred tax assets	12,445	14,534
Deferred tax liabilities
Available for sale securities	(2,618)	(4,414)
Derivative instruments	(488)	-
Accrued expenses	(592)	(662)
LIFO inventory	(6,062)	(4,785)
Depreciation	(41,520)	(40,425)
Other	(2,609)	(2,284)
Total deferred tax liabilities	(53,889)	(52,570)
Valuation allowance	-	-
Net deferred tax liabilities	$(41,444)	$(38,036)

	2014	2013
As recorded in the consolidated balance sheet
Current deferred tax liability	$(11,003)	$(8,787)
Noncurrent deferred tax liability	(30,441)	(29,249)
Net deferred tax liabilities	$(41,444)	$(38,036)

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for the years 2010 through 2013.  This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013.  This benefit reduced FutureFuel’s provision for income taxes by $11,633 in 2013, with $7,755 related to the years 2010 through 2012 and $3,878 related to 2013.  This same treatment was followed in 2014 when the biodiesel BTC was retroactively reinstated for 2014 in December of 2014.  This benefit is not expected to recur in the future as the biodiesel BTC expired on December 31, 2014 and has not been renewed.  FutureFuel’s treatment of the biodiesel BTC for income tax purposes is expected to result in refunds from the U.S. Internal Revenue Service and various state taxing authorities for a portion of the amount FutureFuel has paid for income taxes in prior years.

FutureFuel’s unrecognized tax benefits totaled $2,981 and $1,718 at December 31, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2014	2013	2012
Beginning balance	$1,718	$-	$-
Increases to tax positions taken in the current year	1,255	917	-
Increases to tax positions taken in a prior year	8	801	-
Balance at December 31	$2,981	$1,718	$-

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued balances of $46 and $0 at December 31, 2014 and 2013, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2011 forward. The IRS has commenced an audit of the 2010 through 2012 amended income tax returns. FutureFuel has provided requested information and believes that it will be successful in recovering the benefits previously recorded in its financial statements. In addition, the State of Arkansas has initially rejected the 2010 through 2012 amended tax return refunds. FutureFuel has entered into the administrative appeals process, which is ongoing as of the date of these financial statements.

15)	Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals. The cost of the construction has been funded by the customers. Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements. As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue. Deferred revenue totaled $17,867 at December 31, 2014, with $1,940 classified as a current liability and $15,927 classified as a noncurrent liability. Deferred revenue totaled $20,391 at December 31, 2013, with $6,869 classified as a current liability and $13,522 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2014	2013
Beginning balance	$20,391	$33,755
Amortization	(6,790)	(6,077)
Additions	4,283	9,094
Impairment	(17)	(16,381)
Balance at December 31	$17,867	$20,391

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals. If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency. As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant. This balance totaled $1,151 and $1,151 at December 31, 2014 and 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

16)	Stockholders’ equity

On July 12, 2006, Viceroy and its founding shareholders entered into a registration rights agreement pursuant to which the holders of the majority of founding shares and shares of common stock included in the units purchased in Viceroy’s July 2006 offering by a director or his designees are entitled to make up to two demands that Viceroy register with the SEC their founding shares and the shares included in the units purchased in Viceroy’s July 2006 offering. The holders of the majority of such shares can elect to exercise these registration rights at any time after the date on which Viceroy has become a reporting company under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and such shares have been released from any applicable escrow agreement and lock-in deeds. In addition, those shareholders have certain “piggyback” registration rights on registration statements filed subsequent to the date on which such shares are released from escrow or other lock up arrangements. Viceroy agreed to bear the expenses incurred in connection with the filing of any such registration statements. There are 16,250,000 shares of Viceroy’s common stock subject to this registration rights agreement.

On February 10, 2011, FutureFuel filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby FutureFuel registered shares of its common stock, preferred stock, warrants, rights, and units which it might issue in the future in an aggregate amount not to exceed $50,000. This registration statement became effective on March 10, 2011. Pursuant to this registration statement, on May 11, 2011, FutureFuel commenced an “At-the-Market” offering under which FutureFuel could from time to time over the succeeding three years sell up to 3,000,000 shares of its common stock. During 2011, FutureFuel issued 1,313,985 shares of its common stock pursuant to this “At-the-Market” offering for a net aggregate purchase price of $15,763, and paid its underwriters $488 as compensation with respect to such issuances. During 2012, FutureFuel issued 91,143 shares of its common stock pursuant to this offering for a net aggregate purchase price of $1,074, and paid its underwriters $33 as compensation with respect to such issuances. During 2013, FutureFuel issued 1,594,872 shares of its common stock pursuant to this offering for a net aggregate purchase price of $19,292, and paid its underwriters $599 as compensation with respect to such issuances.

On February 6, 2013, FutureFuel announced the completion of the sale of shares of its common stock under the At-the-Market offering. An aggregate 3,000,000 shares were sold in open market trading for aggregate gross proceeds of approximately $37,247, resulting in net proceeds of approximately $36,127 after deducting commissions and fees.

17)	Earnings per share

We compute earnings per share using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at December 31, 2014 or 2013.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and nine-month periods ended December 31, 2014 as the vesting conditions had not been satisfied. No such restricted stock units existed in 2013.

	For the twelve months ended December 31,
	2014	2013	2012
Numerator:
Net income	$53,200	$74,034	$34,304
Less: distributed earnings allocated to nonvested restricted stock	(114)	-	-
Less: undistributed earnings allocated to nonvested restricted stock	(258)	-	-
Numerator for basic earnings per share	$52,828	$74,034	$34,304
Effect of dilutive securities:
Add: undistributed earnings allocated to nonvested restricted stock	258	-	-
Less: undistributed earnings reallocated to nonvested restricted stock	(258)	-	-
Numerator for diluted earnings per share	$52,828	$74,034	$34,304
Denominator:
Weighted average shares outstanding - basic	43,357,602	43,237,513	41,366,860
Effect of dilutive securities:
Stock options and other awards	34,409	39,418	140,800
Weighted average shares outstanding – diluted	43,392,011	43,276,931	41,507,660

Basic earnings per share	$1.22	$1.71	$0.83
Diluted earnings per share	$1.22	$1.71	$0.83

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2014 and 2012 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 25,000 and 180,000, respectively. No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2013.

18)	Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,683, $1,664, and $1,655 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2014	2013
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$1,173	$4,629
Total accounts receivable	$1,173	$4,629
Prepaid expenses
Administrative services and other	$-	$-
Total prepaid expenses	$-	$-
Accounts payable
Natural gas and fuel purchases	$2,912	$857
Total accounts payable	$2,912	$857
Accrued liabilities
Travel and administrative services	$46	$3
Total accrued liabilities	$46	$3

Related party income statement accounts

		(As reclassified)
	2014	2013		2012
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$39,090	$9,420		$13,017
Total revenues	$39,090	$9,420		$13,017
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$51,647	$44,548	(1)	$10,191	(2)
Natural gas purchases	7,095	6,007		4,059
Income tax, consulting services and other	80	80		81
Total cost of goods sold	$58,822	$50,635	(1)	$14,331	(2)
Distribution
Distribution and related services	$335	$392		$471
Total distribution	$335	$392		$471
Selling, general and administrative expenses
Commodity trading advisory fees	$132	$132		$132
Travel and administrative services	82	267		320
Total selling, general, and administrative expenses	$214	$399		$452

(1)	For the year ended December 31, 2013, $35,271 has been reclassified from “Cost of goods sold” to “Cost of goods sold – related parties,” resulting in an increase equal to such amount. Refer to Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision.

(2)

For the year ended December 31, 2012, $4,965 has been reclassified from “Cost of goods sold” to “Cost of goods sold – related parties,” resulting in an increase equal to such amount. Refer to Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification” in the Notes to Consolidated Financial Statements for a complete discussion regarding the revision.

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

Distribution and related services

Distribution and related services are comprised of barge transportation and related unloading charges for petrodiesel that were arranged and paid by an affiliate and subsequently rebilled to FutureFuel. Additionally, FutureFuel leases oil storage capacity from an affiliate under a storage and throughput agreement. This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate. Expenses related to this agreement include monthly lease charges, generally on a per barrel basis, and associated heating, throughput, and other customary terminalling charges.

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

Railcar sublease agreement

FutureFuel entered into a railcar sublease agreement with an affiliate. Pursuant to the terms of this sublease, FutureFuel leased from the affiliate railcars upon the same terms, conditions, and price the affiliate leased the railcars. Lease terms for individual railcars began upon delivery of the railcars. Forty railcars were received through December 31, 2009. From the onset of this lease, FutureFuel paid lease charges directly to the entity leasing the railcars to the affiliate, as opposed to paying the affiliate itself. Hence, no related party expense is reflected in the above table, although the affiliate has essentially been guaranteeing FutureFuel’s obligations to the lesser. In September 2009, the master lease was modified such that the affiliate was removed and FutureFuel leases the railcars directly, with no guarantee remaining on the part of the affiliate. Expenses related to this lease were $329, $315, and $331 for December 31, 2014, 2013, and 2012, respectively.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2014, 2013, and 2012 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

		All Foreign
Fiscal Year	United States	Countries	Total
December 31, 2014	$334,210	$7,628	$341,838
December 31, 2013	$430,096	$14,823	$444,919
December 31, 2012	$338,307	$13,522	$351,829

For the years ended December 31, 2014, 2013, and 2012, revenues from Mexico accounted for 1%, 3%, and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2014, 2013, or 2012 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Summary of business by segment

	2014	2013	2012
Revenues
Chemicals	$146,146	$161,501	$160,450
Biofuels	195,692	283,418	191,379
Total revenues	$341,838	$444,919	$351,829
Segment gross profit
Chemicals	$46,062	$54,708	$48,661
Biofuels	19,911	45,457	8,592
Total segment gross profit	65,973	100,165	57,253
Corporate expenses	9,845	9,911	11,161
Income before interest and taxes	56,128	90,254	46,092
Interest and dividend income	6,877	5,875	4,776
Interest and other income	4,340	1,222	4,012
Provision for income taxes	(14,145)	(23,317)	(20,576)
Net income	$53,200	$74,034	$34,304

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2014 were favorably impacted by the receipt of approximately $420 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2014. This award totaled $886 and $753 in 2013 and 2012, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on common carrier pipelines.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
	Fair Value at	Fair Value Measurements Using
	December 31,	Inputs Considered as
Description	2014	Level 1	Level 2	Level 3
Derivative instruments	$68	$68	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$87,720	$87,720	$-	$-

	Asset/(Liability)
	Fair Value at	Fair Value Measurements Using
	December 31,	Inputs Considered as
Description	2013	Level 1	Level 2	Level 3
Derivative instruments	$(328)	$(328)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$104,271	$104,271	$-	$-

22)	Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized

Gains and Losses on Available-for-Sale Securities For the

Twelve Months Ended December 31, 2014

(net of tax)

2014
Balance at January 1, 2014	$7,436
Other comprehensive loss before reclassifications	(507)
Amounts reclassified from accumulated other comprehensive income	(2,670)
Net current-period other comprehensive loss - twelve months ended December 31, 2014	(3,177)
Balance at December 31, 2014	$4,259

2013
Balance at January 1, 2013	$2,597
Other comprehensive income before reclassifications	5,853
Amounts reclassified from accumulated other comprehensive income	(1,014)
Net current-period other comprehensive loss - twelve months ended December 31, 2013	4,839
Balance at December 31, 2013	$7,436

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2014:

Reclassifications from Accumulated Other Comprehensive Income
	2014	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$4,335	Gain on marketable securities
Total before tax	4,335
Tax expense	(1,665)
Total reclassifications	$2,670

	2013
Unrealized gains on available-for-sale securities	$1,646	Gain on marketable securities
Total before tax	1,646
Tax expense	(632)
Total reclassifications	$1,014

23)	Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing noncancellable operating leases as of December 31, 2014 were as follows:

Minimum Rental
Commitment
2015	$992
2016	733
2017	529
2018	113
2019	95
Thereafter	406
Total	$2,868

Lease expenses totaled $946, $1,207, and $1,190 for the years ended December 31, 2014, 2013, and 2012, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of feedstocks for biodiesel and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

24)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2014
Revenues	$82,197	$68,039	$103,135	$88,467
Gross profit	$9,602	$6,578	$20,872	$28,921
Net income	$6,274	$5,347	$11,451	$30,128
Net income per common share:
Basic	$0.14	$0.12	$0.26	$0.69
Diluted	$0.14	$0.12	$0.26	$0.69

2013
Revenues	$92,165	$106,063	$121,119	$125,572
Gross profit	$21,381	$27,626	$26,018	$25,140
Net income	$14,050	$18,156	$15,297	$26,531
Net income per common share:
Basic	$0.33	$0.42	$0.35	$0.61
Diluted	$0.33	$0.42	$0.35	$0.61

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

As discussed in Note 2 – “Significant accounting policies” under the section titled “Revision of Related Party Transactions Classification,” in the course of preparing our Annual Report for the year ended December 31, 2014 on Form 10-K, we determined that there had been a misclassification of certain related party transactions between the Company and Apex Oil in our financial statements for the previously reported quarters ended March 31, 2013 and 2014, June 30, 2012, 2013 and 2014, September 30, 2013 and 2014, and for the years ended December 31, 2012 and 2013. The Company determined that it had misclassified the dollar amount of related party transactions involving certain diesel fuel purchases made by the Company from Apex Oil in our leased storage facility in North Little Rock, Arkansas. We determined that such misclassification did not materially impact any previously issued financial statements. However, we have revised prior quarterly periods’ comparative information presented herein in order to present such information on a consistent basis. The effects of this revision are summarized in the tables below.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table sets forth the consolidated statement of operations for FutureFuel, showing previously reported and reclassed amounts, for the year ended December 31, 2012:

Three months ended March 31, 2012 (unaudited)	As Previously Reported	Reclassification	As Reclassified
Revenues	$84,837	$-	$84,837
Revenues - related parties	890	-	890
Cost of goods sold	70,956	-	70,956
Cost of goods sold - related parties	986	-	989
Distribution	864	-	864
Distribution - related parties	120	-	120
Gross profit	$12,801	$-	$12,801

Three months ended June 30, 2012 (unaudited)
Revenues	$97,609	$-	$97,609
Revenues - related parties	5,628	-	5,628
Cost of goods sold	86,466	(4,965)	81,501
Cost of goods sold - related parties	752	4,965	5,717
Distribution	1,476		1,476
Distribution - related parties	143	-	143
Gross profit	$14,400	$-	$14,400

Three months ended September 30, 2012 (unaudited)
Revenues	$81,983	$-	$81,983
Revenues - related parties	6,293	-	6,293
Cost of goods sold	63,866	-	63,866
Cost of goods sold - related parties	1,263	-	1,263
Distribution	1,084	-	1,084
Distribution - related parties	100	-	100
Gross profit	$21,963	$-	$21,963

Twelve months ended December 31, 2012
Revenues	$338,812	$-	$338,812
Revenues - related parties	13,017	-	13,017
Cost of goods sold	280,377	(4,965)	275,412
Cost of goods sold - related parties	9,366	4,965	14,331
Distribution	4,362	-	4,362
Distribution - related parties	471	-	471
Gross profit	$57,253	$-	$57,253

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table sets forth the consolidated statement of operations for FutureFuel, showing previously reported and reclassed amounts, for the year ended December 31, 2013:

Three months ended March 31, 2013 (unaudited)	As Previously Reported	Reclassification	As Reclassified
Revenues	$90,771	$-	$90,771
Revenues - related parties	1,394	-	1,394
Cost of goods sold	59,297	(1,432)	57,865
Cost of goods sold - related parties	10,620	1,432	12,052
Distribution	751	-	751
Distribution - related parties	116	-	116
Gross profit	$21,381	$-	$21,381

Three months ended June 30, 2013 (unaudited)
Revenues	$104,031	$-	$104,031
Revenues - related parties	2,032	-	2,032
Cost of goods sold	75,492	(6)	75,486
Cost of goods sold - related parties	1,725	6	1,731
Distribution	1,107	-	1,107
Distribution - related parties	113	-	113
Gross profit	$27,626	$-	$27,626

Three months ended September 30, 2013 (unaudited)
Revenues	$118,758	$-	$118,758
Revenues - related parties	2,361	-	2,361
Cost of goods sold	92,721	(6,657)	86,064
Cost of goods sold - related parties	1,238	6,657	7,895
Distribution	1,047	-	1,047
Distribution - related parties	95	-	95
Gross profit	$26,018	$-	$26,018

Twelve months ended December 31, 2013
Revenues	$435,499	$-	$435,499
Revenues - related parties	9,420	-	9,420
Cost of goods sold	325,099	(35,271)	289,828
Cost of goods sold - related parties	15,364	35,271	50,635
Distribution	3,899	-	3,899
Distribution - related parties	392	-	392
Gross profit	$100,165	$-	$100,165

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Three months ended March 31, 2014 (unaudited)	As Previously Reported	Reclassification	As Reclassified
Revenues	$80,303	$-	$80,303
Revenues - related parties	1,894	-	1,894
Cost of goods sold	68,931	(17,844)	51,087
Cost of goods sold - related parties	2,669	17,844	20,513
Distribution	884	-	884
Distribution - related parties	111	-	111
Gross profit	$9,602	$-	$9,602

Three months ended June 30, 2014 (unaudited)
Revenues	$66,933	$-	$66,933
Revenues - related parties	1,106	-	1,106
Cost of goods sold	59,048	(11,183)	47,865
Cost of goods sold - related parties	1,427	11,183	12,610
Distribution	907	-	907
Distribution - related parties	79	-	79
Gross profit	$6,578	$-	$6,578

Three months ended September 30, 2014 (unaudited)
Revenues	$93,418	$-	$93,418
Revenues - related parties	9,717	-	9,717
Cost of goods sold	67,249	(7,285)	59,964
Cost of goods sold - related parties	14,124	7,285	21,409
Distribution	817	-	817
Distribution - related parties	73	-	73
Gross profit	$20,872	$-	$20,872

25)	Recently issued accounting standards

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. FutureFuel is currently evaluating the impact of this guidance on its financial position, results of operations, and related disclosures.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

26)	Reserve roll forwards - valuation and qualifying accounts

		2014 Additions
	Balance at	Charged to	Charged		Balance at
	January 1,	Cost and	to Other		December 31,
	2014	Expense	Accounts	Deductions	2014
Reserve for:
Doubtful accounts and returns	$-	$46	$-	$46	$-
LIFO inventory	9,287	-	-	945	8,342
Aged and obsolete inventory	408	225	-	-	633
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	945	4	-	-	949
	$10,640	$229	$-	$945	$9,924

		2013 Additions
		Charged
	Balance at	to Cost	Charged		Balance at
	January 1,	and	to Other		December 31,
	2013	Expense	Accounts	Deductions	2013
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	12,201	-	-	2,914	9,287
Aged and obsolete inventory	260	148	-	-	408
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	960	-	-	15	945
	$13,421	$148	$-	$2,929	$10,640

		2012 Additions
		Charged
	Balance at	to Cost	Charged		Balance at
	January 1,	and	to Other		December 31,
	2012	Expense	Accounts	Deductions	2012
Reserve for:
Doubtful accounts and returns	$10	$-	$-	$10	$-
LIFO inventory	13,518	-	-	1,317	12,201
Aged and obsolete inventory	460	-	-	200	260
Deferred tax valuation allowance	25	-	-	25	-
Aged and obsolete supplies and parts	928	32	-	-	960
	$14,941	$32	$-	$1,552	$13,421

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

27)	Asset impairment

On July 29, 2013, FutureFuel received notice from the chemicals segment customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. This contract subsequently terminated on August 9, 2014 without any additional material being produced or sold in 2014. As a result of the cancelation notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment based on the scrap value method less disposition costs and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160 in 2013. The net impact of this impairment recorded in cost of goods sold for 2013 was $1,420. FutureFuel’s customer remitted payment for all remaining minimum take or pay quantities per the terms of the sales agreement in 2014. FutureFuel also recognized the shortfall payment from 2013 in 2014. Such amounts totaled $4,176 and $4,640, respectively, and were recorded as a component of chemicals segment revenue in 2014.

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

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2014
Revenues	$82,197	$68,039	$103,135	$88,467
Gross profit	$9,602	$6,578	$20,872	$28,921
Net income	$6,274	$5,347	$11,451	$30,128
Net income per common share:
Basic	$0.14	$0.12	$0.26	$0.69
Diluted	$0.14	$0.12	$0.26	$0.69

2013
Revenues	$92,165	$106,063	$121,119	$125,572
Gross profit	$21,381	$27,626	$26,018	$25,140
Net income	$14,050	$18,156	$15,297	$26,531
Net income per common share:
Basic	$0.33	$0.42	$0.35	$0.61
Diluted	$0.33	$0.42	$0.35	$0.61

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2012, 2013, and 2014, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2014 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited FutureFuel Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FutureFuel Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and related statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri

March 12, 2015

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2014.

Item 9B. Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2014.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows.

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	71	2005	2015
Lee E. Mikles, President (a)	59	2005	2017
Edwin A. Levy	77	2005	2016
Thomas R. Evans	60	2006	2017
William J. Doré	72	2012	2015
Paul G. Lorenzini, Chief operating officer	75	2007	2015
Donald C. Bedell	73	2008	2016
Paul M. Manheim	66	2011	2017

(a)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015.

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Chairman of the board and chief executive officer	71	2005
Lee E. Mikles(a)	President	59	2005
Paul G. Lorenzini	Chief operating officer	75	2008
Rose M. Sparks	Principal financial officer and chief financial officer	48	2012

(a)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015.

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel W. Dortch	Executive vice president and general manager	66	2007
Rose M. Sparks	Chief financial officer	48	2013
Paul M. Flynn	Executive vice president of business and marketing	48	2014

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013. Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman, president, chief executive officer and a director of World Point Terminals, Inc., a Delaware company based in Missouri which is the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services. He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and FCB Financial Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Within the past five years, Mr. Novelly also served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Lee E. Mikles has been a member of our board since inception, served as our chief executive officer from inception through January 2013, and as our president from January 2013 through January 2015. In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008. Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005. He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005. Additionally, Mr. Mikles has served on the board of directors of Pacific Capital Bancorp, Official Payments Corporation, Coastcast Corporation, Nelnet, Inc., Boss Holdings, Inc., Imperial Bank, and Imperial Bancorp. He currently serves as interim president, chief executive officer, and is a member of the board of directors of Pendrell Corporation.

Our board believes that Mr. Mikles’ experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his seven plus years of service to us in various roles provide valuable perspective to our board and add significant value. Additionally, Mr. Mikles’ finance and investment experience from his involvement with Mikles/Miller Management, Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Mikles’ service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Edwin A. Levy has been a member of our board since November 2005. In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman of the board and individual advisor. Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. He is a director of World Point Terminals, Inc., a Delaware company based in Missouri which is the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States. In the past five years, Mr. Levy was a director of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Thomas R. Evans has been a member of our board since May 2006. From June 2004 until December 2013, he served as president and chief executive officer of Bankrate, Inc., an Internet based aggregator of financial rate information. Mr. Evans was elected to Bankrate, Inc.’s board of directors in May 2004. From 1999 to 2002, Mr. Evans was chairman and chief executive officer of Official Payments Corporation, an Internet processor of payment to government entities.

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

William J. Doré  has been a member of our board since July, 2012 and was previously a member of our board between May 24, 2006 and March 20, 2007.  Mr. Doré is also the founder and retired chairman/chief executive officer of Global Industries, Ltd., now Technip, a worldwide organization that operated one of the largest fleets of marine construction assets in the world.  In 2000, in recognition of his accomplishments in the oil and gas industry, Mr. Doré was presented with the Rhodes Petroleum Industry Leadership Award from the Petroleum Division of the American Society of Mechanical Engineers.  He is also the recipient of the 2000 Horatio Alger Award, a prestigious national recognition of our country's most successful and admirable men and women who have overcome significant personal adversity through hard work, integrity, determination, and a strong dedication to helping others.  In 2011, Mr. Doré was named as the Civic Service Award recipient from the Chamber Southwest Louisiana.  The Civic Service Award is presented annually to an outstanding member of the community who exemplifies leadership and service.

Our board believes that Mr. Doré’s experience, knowledge, skills, and expertise as a member of our board of directors and his operational and management experience with Global Industries, Ltd. is integral to our board’s assessment of our business opportunities and strategic options.  Further, Mr. Doré’s service and experience in community matters and his commitment to education and the environment strengthens the governance and functioning of our board.

Donald C. Bedell has been a member of our board since March 17, 2008. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of World Point Terminal, Inc., serving as chairman of World Point’s Corporate Governance and Human Resources Committees. FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminal, Inc. Mr. Bedell is the former chairman of the Missouri Department of Conservation. In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Paul M. Manheim has been a member of our board since July 15, 2011. Mr. Manheim is currently a non-executive director of HAL Real Estate Investments Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. He was the president and chief executive officer of HAL Real Estate Investments Inc. until September 2005. HAL Real Estate Investments Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. Since June 2005, Mr. Manheim has been the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of WPT GP, LLC, the general partner of World Point Terminals, LP and its predecessor since 2009. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

Our board believes that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Investments Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of WPT GP, LLC and his experience as a chartered accountant add significant value to our board.

Samuel W. Dortch was the vice president - operations services of FutureFuel Chemical Company between July 30, 2007 and October 14, 2007 and senior vice president - operations between October 15, 2007 and August 30, 2010. On August 30, 2010, Mr. Dortch became FutureFuel Chemical Company’s executive vice president and general manager. In 1972, Mr. Dortch joined Eastman Chemical Company’s technical services division in Kingsport, Tennessee as a development chemical engineer. He has served in numerous management positions in Kingsport, Batesville and at Eastman Kodak’s Kirby, England facility. In 2004, Mr. Dortch became manager of research and development at the Batesville plant and director of research and development in December 2006.

Our board believes that Mr. Dortch’s experience, knowledge, skills, and expertise acquired as the executive vice president and general manager of FutureFuel Chemical Company, and his knowledge of our operations and business strategies gained over his nine years of service to us in various roles and his years of service to Eastman Chemical Company, including his knowledge of the chemical business, are of significant value to the company.

Rose M. Sparks has been our principal financial officer and treasurer and principal accounting officer since November 8, 2012 and our chief financial officer since June 1, 2013. Prior to June 1, 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as the controller at the Batesville plant. Mrs. Sparks is a certified public accountant.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as certified public accountant, add significant value to us.

Paul M. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing on September 2, 2014. Mr. Flynn is a veteran business executive with 25 years in the chemical and biotech industries. After joining Monsanto Company in 2008 as Director of Strategic Alliances, he spent six years developing corporate strategy, and recently led its development of a new biologicals growth platform. Prior to Monsanto, Mr. Flynn was global business manager for automotive and electrical products for Eastman Chemical Company. He eventually led the strategy development and execution for transforming Specialty Plastics into a profitable growth division for Eastman. He has extensive global experience, including prior relocations to Japan and Singapore. He received an MBA from Kellogg School of Management, Northwestern University and graduated from Athlone Institute in Ireland with a B.S. in Polymer Technology.

Our board believes the experience, knowledge, skills, and expertise Mr. Flynn established in Monsanto Company’s corporate strategy division will add significant, strategic value to the company. Additionally, Mr. Flynn’s experience with Eastman’s Specialty Plastics division and as a global business manager provides to the company a fresh perspective and practical insight to the regional and global chemical industry.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2014, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2014, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2014.

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

Item 11. Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. We paid each of our directors $30,000 for 2014 and committee heads were paid an additional $10,000. Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically. We determined for 2014 not to pay salaries, bonuses, or other forms of cash compensation to any of our executive officers (in their capacities as such) (other than other executive officers of FutureFuel Chemical Company as described below). No other director compensation and no compensation for our executive officers have been set at this time for the calendar year 2015. Rather, our board believes it is more appropriate to set such compensation later in the year when 2015 results are capable of reasonable estimation.

In 2014 we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees. In addition, our board adopted an Omnibus Incentive Plan (or the “Incentive Plan”) which was approved by our shareholders at our 2007 annual meeting on June 26, 2007. The Incentive Plan provides equity-based compensation to our executive officers and our directors. Our compensation committee, and the company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly, Lorenzini, or Mikles for 2014. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Our former president, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us. Neither Messrs. Novelly, nor Mikles received any increase in their salary, bonus, or other income to compensate them for their services to us. As to our other executive officers, base salaries for Mr. Dortch and Mrs. Sparks were not materially adjusted as we determined that their base salaries for 2014 were competitive with current market levels, sufficient for the services provided, and sufficient to motivate these individuals to aid in the achievement of short-term and long-term corporate goals. Mr. Flynn was a new hire during 2014, with his base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience.

For the year 2014, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by the Executive Officers. Eligible FutureFuel Chemical Company employees hired after January 1, 2014 received $250. Eligible employees hired prior to January 1, 2014 received approximately 109 hours of pay at their normal hourly rate. Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $70,000, with the larger bonuses going to FutureFuel Chemical Company’s executive officers as determined by FutureFuel Chemical Company’s board of directors. The bonus was paid in cash on December 12, 2014. After discussions with senior management and the review of historical financial performance, we determined the amount of bonuses distributed to Mr. Dortch, Mr. Flynn, and Ms. Sparks. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2014 in an amount equal to 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

●	encourage such persons to remain in our employ or in the employ of our subsidiaries; and,
●	provide incentives to persons who are not our employees to promote our success.

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, options for 1,030,500 shares of stock and awards of 414,800 shares of stock have been made. Please see footnote 13 to our consolidated financial statements for a detailed discussion of 2014 stock based compensation awards.

Eligible participants in the Incentive Plan include: (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 2,670,000 shares, as of the date of adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards, there are 1,224,700 shares remaining to be issued under the Incentive Plan.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2014 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2014, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Recommendations from Management

Our chairman and chief executive officer makes recommendations to the compensation committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2014.

Summary Compensation Table

						All Other
				Stock	Option	Compensation
Person	Year	Salary	Bonus	Awards(d)	Awards(d)	(b)	Total
Paul A. Novelly(a)	2014	$0	$0	$902,770	$0	$35,000	$937,770
Chairman and Chief executive officer	2013	$0	$0	$0	$0	$37,000	$37,000
FutureFuel Corp.	2012	$0	$0	$0	$21,600	$39,000	$60,600
Lee E. Mikles(a)(c)	2014	$0	$0	$0	$0	$35,000	$35,000
President	2013	$0	$0	$0	$0	$36,000	$36,000
FutureFuel Chemical Company	2012	$0	$0	$0	$21,600	$36,000	$57,600
Paul G. Lorenzini	2014	$0	$0	$0	$0	$35,000	$35,000
Chief operating officer	2013	$0	$100,000	$0	$0	$31,000	$131,000
FutureFuel Corp.	2012	$0	$100,000	$0	$21,600	$31,000	$152,600
Samuel W. Dortch(a)	2014	$208,616	$70,000	$0	$41,700	$18,490	$338,806
Executive vice president and general	2013	$207,431	$92,587	$0	$0	$20,089	$320,107
manager, FutureFuel Chemical Company	2012	$201,718	$84,170	$0	$21,600	$18,111	$325,599
Rose M. Sparks(a)	2014	$145,763	$70,000	$0	$41,700	$14,454	$271,917
Chief financial officer, principal financial	2013	$145,045	$63,349	$0	$0	$13,860	$222,255
officer, and treasurer, FutureFuel Corp.	2012	$127,000	$57,590	$0	$21,600	$12,343	$218,533
Paul M. Flynn(a)(e)
Executive vice president of business and marketing, FutureFuel Chemical Company	2014	$59,427	$30,667	$348,500	$0	$983	$439,577

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

For Messrs. Novelly, Mikles, and Lorenzini, includes $35,000, $35,000 and $35,000, respectively, in director fees for 2014. Includes $37,000 and 39,000 in directors fees for Mr. Novelly; $36,000 and $36,000 for Mr. Mikles, and $31,000 and $31,000 for Mr. Lorenzini, respectively in 2013 and 2012. For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015.

(d)

Represents the grant date valuation of the awards under FASB ASC Topic 718. Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein.

(e)

Mr. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing effective September 2, 2014. He was awarded 125,000 shares of our common stock, of which 25,000 vested immediately.

Grants of Plan-Based Awards

In December 2014, we granted a total of 90,000 stock options to select members of management. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vest annually over three years and expire on December 2, 2019. These option awards were recommended by our chief executive officer and approved by our board's compensation committee to reward the selected managers for 2014 performance. Please see footnote 13 to our consolidated financial statements for a discussion of the company’s plan-based awards.

In May 2014, we issued a restricted stock award of 250,000 shares to Paul A. Novelly, FutureFuel’s Chief Executive Officer. The restricted shares vest in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the award was $4,195,000 and will be recognized into expense equally over the three years. The restricted stock award to Mr. Novelly was made by the compensation committee of the board in its discretion in recognition of Mr. Novelly’s having served without salary or bonus as chairman of our board of directors since 2006 and as our chief executive officer since January 2013. In determining the amount of the restricted stock grant, the compensation committee particularly considered the compensation paid to chief executive officers of publicly held competitors of the company during the periods involved, as well as the appreciation of the company’s share price in comparison to its competitors through the date of grant.

In July 2014, we issued a restricted stock award of 125,000 shares to Paul M. Flynn, FutureFuel’s Executive Vice President of Business and Marketing, upon commencement of employment on September 2, 2014. Twenty percent of the shares vested immediately. The remaining shares vest equally over the remaining annual installments on the first, second, third, and fourth anniversaries of the commencement of employment as service to the company is fulfilled. The total expense for the award was $2,136,000 with 20% recognized immediately and the remainder to be recognized into expense equally over the four years. The restricted stock grant to Mr. Flynn was made in connection with his employment agreement dated July 2, 2014. The amount and specific terms of the restricted stock grant were negotiated as part of and incorporated into the employment agreement. The terms of the grant, including provisions for potential payments upon termination of employment or change in control of the company, were recommended by our chief executive officer as appropriate to obtain the services of a seasoned executive with 25 years of international experience in the chemical and biotech industry. The terms of the grant and Mr. Flynn’s employment agreement were approved by the compensation committee of our board.

The following tables set forth certain information regarding the awards to our executive officers and certain officers of FutureFuel Chemical Company of options and shares of our common stock under the incentive plan during 2014.

		Estimated Future Payouts Under Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	(#)	(#)	(#)	Units (#)	Options (#)	($/sh)	Awards ($)
Paul A. Novelly(a)	5/9/2014	n/a	n/a	n/a	250,000	n/a	n/a	16.78
Rose M. Sparks(b)	12/2/2014	15,000	15,000	15,000	n/a	n/a	11.34	2.78
Sam W. Dortch(b)	12/2/2014	15,000	15,000	15,000	n/a	n/a	11.34	2.78
Paul M. Flynn (c)	9/2/2014	n/a	n/a	n/a	125,000	n/a	n/a	17.09

The 250,000 share restricted stock award vests in three annual instlallments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195,000 and will be recognized into expense equally over those three years.

(b)

Option awards vest annually over three years, expiring on December 9, 2019, and have an exercise price equal to the mean between the highest and lowest quoted sales prices for the company’s common stock as of the grant date. For a discussion of assumptions to estimate fair value, see Note 13 elsewhere herein.

(c)

The 125,000 share restricted stock award was issued to Mr. Flynn upon commencement of employment. Twenty percent of the total award vested immediately, resulting in a net exercise of 16,821 shares, with the remaining shares vesting equally over in four annual installments on the anniversary of grant date. The total expense for the reward was $2,136,000, with 20% recognized immediately

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2014 with respect to our executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Novelly(a)	n/a	n/a	n/a	n/a	n/a	250,000	3,240,000	n/a	n/a
Lee E. Mikles	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Lorenzini	10,000	0	0	10.62	4/10/17
Sam W.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Dortch(b)	10,000	0	0	10.62	4/10/17
	15,000	15,000	0	11.34	12/2/19
Rose M.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Sparks(b)(c)	10,000	0	0	10.62	4/10/17
	15,000	15,000	0	11.34	12/2/19
Paul M.	n/a	n/a	n/a	n/a	n/a	100,000	1,296,000	n/a	n/a
Flynn (a)(d)

(a)

The company issued restricted stock awards to Messrs. Novelly and Flynn on May 9, 2014 and September 2, 2014, respectively. Mr. Novelly’s 250,000 share award vests in three annual instlallments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195,000 and will be recognized into expense equally over those three years. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136,000, with 20% recognized immediately.

(b)

Option awards vest annually over three years, expiring on December 9, 2019, and have an exercise price equal to the mean between the highest and lowest quoted sales prices for the company’s common stock as of the grant date. For a discussion of assumptions to estimate fair value, see footnote 13 to our consolidated financial statements.

(c)	Ms. Sparks became our Chief Financial Officer and treasurer effective June 1, 2013.

(d)	Mr. Flynn became our Executive Vice President of business and marketing effective September 2, 2014.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2014, and stock awards which vested in 2014.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly	0	0	n/a	n/a
Lee E. Mikles	0	0	n/a	n/a
Paul G. Lorenzini	0	0	n/a	n/a
Samuel W. Dortch	0	0	n/a	n/a
Rose M. Sparks	0	0	n/a	n/a
Paul M. Flynn(a)	0	0	25,000(a)	348,500

______

(a)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested immediately. Upon issuance, 8,729 shares were withheld in payment of tax liability for a net exercise of 16,821 shares.

Potential Payments upon Termination or Change in Control

Restricted Stock Agreement with Paul A. Novelly

Paul A. Novelly, our Chairman and Chief Executive Officer, is party to a Restricted Stock Agreement dated May 9, 2014 under which he received 250,000 shares of restricted stock which vest in equal increments on the first through third anniversaries of the agreement. The agreement provides that all unvested shares automatically vest in the event (i) his employment is terminated by reason of his disability; (ii) his employment is terminated by reason of his death; or (iii) a change of control occurs. The triggering events are each as defined in the Incentive Plan.

Assuming one of the triggering events occurred on December 31, 2014, Mr. Novelly would have been able to receive accelerated vesting of restricted shares worth $3,240,000 based on the closing price of our shares on such date of $12.96.

Employment Agreement with Paul M. Flynn

Paul M. Flynn, FutureFuel Chemical Company’s executive vice president of business and marketing, is party to an Employment Agreement dated July 2, 2014 which provides that Mr. Flynn would be entitled to certain payments or benefits, as applicable, upon the occurrence of a triggering event. The receipt of each of these payments or benefits is contingent upon Mr. Flynn executing and delivering to the Company a general release.

Upon a termination of Mr. Flynn’s employment for death or disability, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares. Had such a termination occurred on December 31, 2014, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,296,000, based on the closing price of our shares on such date of $12.96.

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate full vesting of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2014, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,296,000, based on the closing price of our shares on such date of $12.96, $104,000 as payment of his base salary for a period of six months, and $5,876 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate vesting of 50% of the balance of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2014, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $648,000, based on the closing price of our shares on such date of $12.96, $104,000 as payment of his base salary for a period of six months, and $5,876 as reimbursement for COBRA premiums for a period of six months.

Upon a change of control, as defined in the employment agreement, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares plus payment of the amount, if any, by which $2,500,000 exceeds the value of the restricted shares at the time of the change in control. Had such a termination occurred on December 31, 2014, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,296,000, based on the closing price of our shares on such date of $12.96, plus a cash payment in the amount of $880,000.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards as of December 31, 2014 with respect to our executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Novelly(a)	n/a	n/a	n/a	n/a	n/a	250,000	3,240,000	n/a	n/a
Lee E. Mikles	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Lorenzini	10,000	0	0	10.62	4/10/17
Sam W.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Dortch(b)	10,000	0	0	10.62	4/10/17
	15,000	15,000	0	11.34	12/2/19
Rose M.	10,000	0	0	12.74	4/29/16	n/a	n/a	n/a	n/a
Sparks(b)(c)	10,000	0	0	10.62	4/10/17
	15,000	15,000	0	11.34	12/2/19
Paul M. Flynn (a)(d)	n/a	n/a	n/a	n/a	n/a	100,000	1,296,000	n/a	n/a

(a)	The company issued restricted stock awards to Messrs. Novelly and Flynn onon May 9, 2014 and September 2, 2014, respectively. Mr. Novelly’s 250,000 share award vests in three annual instlallments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195,000 and will be recognized into expense equally over those three years. Mr. Flynn’s 125,000 share award, twenty percent of which vesting immediately and the remainder vesting equally over four years. The total expense for the reward was $2,136,000, with 20% recognized immediately.

(b)

Option awards vest annually over three years, expiring on December 9, 2019, and have an exercise price equal to the mean between the highest and lowest quoted sales prices for the company’s common stock as of the grant date. For a discussion of assumptions to estimate fair value, see Note 13 elsewhere herein.

(c)	Ms. Sparks became our Chief Financial Officer and treasurer effective June 1, 2013.

(d)	Mr. Flynn became our Executive vice president of business and marketing effective September 2, 2014.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2014, and stock awards which vested in 2014.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares	Value Realized on
	Acquired on Exercise	on Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)
Paul A. Novelly	0	0	n/a	n/a
Lee E. Mikles	0	0	n/a	n/a
Paul G. Lorenzini	0	0	n/a	n/a
Samuel W. Dortch	0	0	n/a	n/a
Rose M. Sparks	0	0	n/a	n/a
Paul M. Flynn	0	0	25,000(a)	348,500

(a)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested immediately. Upon issuance, 8,729 securities were withheld in payment of tax liability for a net exercise of 16,821 securities.

Compensation of Directors

We paid each of our directors $30,000 for 2014 and committee heads were paid an additional $10,000. Additionally, the compensation committee also approved the payment to our directors of $2,000 for each board and committee meeting attended in person and $1,000 for each board and committee meeting attended telephonically. We believed this was fair for services provided. No director compensation has been set at this time for the calendar year 2015.

The following is the compensation our directors earned for 2014.

					Change in
					Pension Value
	Fees				and Non-
	Earned			Non-Equity	Qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Paul A. Novelly(a)	35,000	902,770	0	0	0	0	937,770
Lee E. Mikles	35,000	0	0	0	0	0	35,000
Edwin A. Levy	50,000	0	0	0	0	0	50,000
Thomas R. Evans	48,000	0	0	0	0	0	48,000
Paul G. Lorenzini	35,000	0	0	0	0	0	35,000
Donald C. Bedell	50,000	0	0	0	0	0	50,000
Paul M. Manheim	38,000	0	0	0	0	0	38,000
William J. Doré	36,000	0	0	0	0	0	36,000

(a)

The 250,000 share restricted stock award vests in three annual instlallments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195,000 and will be recognized into expense equally over those three years.

The following table sets forth information concerning unexercised options, stock awards that have not vested and equity incentive plan awards as of December 31, 2014, with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Paul A. Novelly(a)	10,000	0	0	$12.74	4/29/16	250,000	3,240,000	n/a	n/a
Lee E. Mikles(a)	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul G.	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Lorenzini(a)	10,000			$10.62	4/10/17
Donald C. Bedell	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Thomas R.	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Evans	10,000			$10.62	4/10/17
Edwin A. Levy	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Paul M.	10,000	0	0	$12.74	4/29/16	n/a	n/a	n/a	n/a
Manheim	10,000			$10.62	4/10/17
William J. Doré	0	0	0	n/a	n/a	n/a	n/a	n/a	n/a

(a)	These options are also included in the table set forth above regarding our executive officers.

None of our directors were recipients of stock awards which vested in 2014. No options were exercised in 2014.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2014 were Donald C. Bedell, William J. Doré, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2014 (other than the payment of directors fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell, William J. Doré, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2014, we issued options to purchase 1,030,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2014.

Securities available
	Securities to be issued	Weighted-average	for future issuance
	upon exercise of	exercise price of	under equity
	outstanding options,	outstanding options,	compensation plans -
Plan Category	warrants and rights	warrants and rights	excluding column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	240,000	$11.77	1,224,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,722,388 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 1, 2014.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105(a)	17,725,100	40.5%
Lee E. Mikles, 1486 E. Valley Road, Santa Barbara, CA 93108(b)	2,271,230	5.2%

(a)

Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 515,000 shares of common stock held by Mr. Novelly personally.

(b)

Includes securities are owned by the Lee E. Mikles Gift Trust dated October 6, 1999 (“Gift Trust”) as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust. Includes 27,500 shares owned by the Alison L. Mikles Irrevocable Trust dated December 15, 1997 ("Alison Trust") for the benefit of Mr. Mikles daughter, as to which Mr. Mikles was the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Alison Trust. Also includes 15,110 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles, either in her own name or an IRA account. Mr. Mikles disclaims beneficial ownership of the shares owned by his wife.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly(a)	17,725,100	40.5%
Lee E. Mikles(b)	2,271,230	5.2%
Paul G. Lorenzini(c)	719,877	1.6%
William J. Doré	300,000	*
Edwin A. Levy(d)	288,750	*
Paul M. Flynn	116,821	*
Sam W. Dortch(e)	56,654	*
Donald C. Bedell(f)	50,097	*
Thomas R. Evans	45,000	*
Rose M. Sparks	9,432	*
Paul M. Manheim	2,000	*
All directors and executive officers	21,584,961	49.4%

        *      Less than 1%

(a)

Includes 16,835,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 515,000 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)

Includes 2,075,200 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996, 5,000 shares held by Mr. Mikles’ IRA account, and 25,000 shares held by an SEP. Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust. Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust. Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household. However, Mr. Mikles is not the trustee or beneficiary of such trust and disclaims beneficial ownership. Also includes 15,110 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles, either in her own name or an IRA account. Mr. Mikles disclaims beneficial ownership of the shares owned by his wife. Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons. All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

(e)	Includes 49,247 shares of common stock held in an IRA established by Mr. Dortch.

(f)

Includes 2,300 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,300 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,300 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Also includes 43,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock (our founding shares) issued to our founding shareholder.

Change in Control

We are not aware of any arrangement the operation of which may at a date subsequent to the date of this report result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. The dollar amounts of such transactions and other related party transactions are detailed in footnote 19 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120,000 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our internet website (http://www.FutureFuelCorporation.com). All of the agreements described above in this Item 13 have been approved by a majority of the disinterested members of our board of directors. Subsequent to year end, a majority of the disinterested members of our board also ratified and approved certain related party transactions which previously had been misclassified, as specified in footnote 2 to our consolidated financial statements.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2014 and 2013, we incurred $260,000 and $250,000, respectively for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2014 and 2013, we incurred $10,836 and $11,050, respectively, for employee benefit plan audits and comfort letter procedures from RubinBrown LLP.

Tax Fees

During fiscal 2014 and 2013, we incurred fees of $27,000 and $24,200, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2014 or 2013.

Pre-Approval Policies

Our audit committee approves the engagement of our independent auditors prior to their rendering audit or non-audit services and sets their compensation. Pursuant to SEC regulations, our audit committee approves all fees payable to the independent auditors for all routine and non-routine services provided. Our audit committee considers and approves the budget for the annual audit and financial statement review services prior to the initiation of the work. Non-routine services in the ordinary course of business which are not prohibited under SEC regulation, such as tax planning, tax compliance, and other services generally are pre-approved on a case-by-case basis.

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2014 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

Special Note Regarding Forward-Looking Information

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 18 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 34 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List separately all financial statements filed as part of this report.

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2014 and 2013 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012.

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

10.5.

Purchase Agreement made and entered into as of April 1, 2008 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.7 to Form 10-Q filed August 14, 2008)

10.6.

Custom Manufacturing Agreement dated September 1, 1992 between Tomen Corporation and Eastman Kodak Company, as amended October 2, 1992, February 1, 1993, March 19, 1993, September 28, 1995, October 30, 1998, May 24, 1999, November 10, 1999, December 12, 2000 and July 25, 2006 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.8 to Form 10 filed April 24, 2007)

10.7.

Conversion Agreement dated October 1, 1993 between Tomen Corporation and Eastman Chemical Company, as amended March 7, 1994, May 13, 1994, May 17, 1994, June 14, 1994, July 19, 1994, August 17, 1994, February 10, 1995, May 25, 1995, October 15, 1997, March 27, 1998, June 23, 1998, September 29, 1998, October 30, 1998, November 10, 1999 and July 25, 2006 (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.9 to Form 10 filed April 24, 2007)

10.8.

Credit Agreement dated March 14, 2007 between FutureFuel Chemical Company and Regions Bank (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.10 to Form 10 filed April 24, 2007)

10.9.

Revolving Credit Promissory Note dated March 14, 2007 executed by FutureFuel Chemical Company and payable to the order of Regions Bank (incorporated by reference to Exhibit No. 10.11 to Form 10 filed April 24, 2007)

10.10.

Security Agreement -Accounts and Inventory dated March 14, 2007 executed by FutureFuel Chemical Company in favor of Regions Bank (incorporated by reference to Exhibit No. 10.12 to Form 10 filed April 24, 2007)

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

Third Amendment to the Purchase Agreement made and entered into as of August 28, 2012 between The Procter & Gamble Manufacturing Company, The Procter & Gamble Distributing LLC, Procter & Gamble Home Products Limited and Procter & Gamble International Operations SA, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 8, 2012)

10.18	Third Modification Agreement dated June 30, 2013 between FutureFuel Chemical Company and Regions Bank (incorporated by reference to Exhibit 10.18 to Form 10-Q filed August 8, 2013)

10.19.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed November 6, 2014)

10.19.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 6, 2014)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

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

Date: March 12, 2015