Form 10-Q
period 2015-03-31
FutureFuel Corp.
filed 2015-05-11
CIK 1337298

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

(Address of Principal Executive Offices)

(314) 854-8385

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2015: 43,722,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at March 31, 2015, our audited consolidated balance sheet as at December 31, 2014, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2015 and March 31, 2014, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2015 and March 31, 2014.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Dollars in thousands)

	(Unaudited) March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$160,444	$124,079
Accounts receivable, inclusive of BTC of $0 and $28,954, net of allowances of $0 and $0 at March 31, 2015 and December 31, 2014, respectively	16,426	50,135
Accounts receivable – related parties	69	1,173
Inventory	64,440	45,353
Income tax receivable	9,844	19,716
Prepaid expenses	1,320	1,670
Prepaid expenses – related parties	23	-
Marketable securities	82,381	87,720
Other current assets	1,959	1,619
Total current assets	336,906	331,465
Property, plant and equipment, net	127,565	127,371
Other assets	2,982	2,652
Total noncurrent assets	130,547	130,023
Total Assets	$467,453	$461,488

Liabilities and Stockholders’ Equity
Accounts payable	$34,143	$30,386
Accounts payable – related parties	5	2,912
Current deferred income tax liability	4,744	11,003
Deferred revenue – short-term	4,756	1,940
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	7,349	4,649
Accrued expenses and other current liabilities – related parties	415	46
Total current liabilities	52,563	52,087
Deferred revenue – long-term	15,979	15,927
Other noncurrent liabilities	4,046	4,024
Noncurrent deferred income tax liability	30,494	30,441
Total noncurrent liabilities	50,519	50,392
Total liabilities	103,082	102,479
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,722,388 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	4	4
Accumulated other comprehensive income	3,658	4,259
Additional paid in capital	278,107	277,652
Retained earnings	82,602	77,094
Total stockholders’ equity	364,371	359,009
Total Liabilities and Stockholders’ Equity	$467,453	$461,488

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31:
	2015	2014 As reclassified
Revenues	$49,815	$80,303
Revenues – related parties	4,272	1,894
Cost of goods sold	38,310	51,087
Cost of goods sold – related parties	1,744	20,513
Distribution	648	884
Distribution – related parties	71	111
Gross profit	13,314	9,602
Selling, general, and administrative expenses
Compensation expense	1,153	754
Other expense	609	631
Related party expense	60	64
Research and development expenses	715	702
	2,537	2,151
Income from operations	10,777	7,451
Interest and dividend income	1,267	2,370
Interest expense	(6)	(6)
Gain (loss) on marketable securities	1,020	(49)
Other income (expense)	(44)	230
	2,237	2,545
Income before income taxes	13,014	9,996
Provision for income taxes	4,883	3,722
Net income	$8,131	$6,274

Earnings per common share
Basic	$0.19	$0.14
Diluted	$0.19	$0.14
Weighted average shares outstanding
Basic	43,372,388	43,343,502
Diluted	43,382,283	43,393,580

Comprehensive Income
Net income	$8,131	$6,274
Other comprehensive income (loss) from unrealized net losses on available-for-sale securities, net of tax of $(375) in 2015 and of $(477) in 2014	(601)	(764)
Comprehensive income	$7,530	$5,510

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	Three months ended March 31:
	2015	2014
Cash flows provided by operating activities
Net income	$8,131	$6,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,301	2,360
Benefit for deferred income taxes	(5,831)	(1,724)
Change in fair value of derivative instruments	4,653	404
Other than temporary impairment of marketable securities	186	-
Loss (gain) on the sale of investments	(1,207)	49
Stock based compensation	477	-
Losses on disposals of fixed assets	44	5
Noncash interest expense	6	6
Changes in operating assets and liabilities:
Accounts receivable	33,709	11,247
Accounts receivable – related parties	1,104	504
Inventory	(19,087)	(319)
Income tax receivable	9,872	5,240
Prepaid expenses	350	346
Prepaid expenses – related party	(23)	187
Accrued interest on marketable securities	(56)	-
Other assets	(330)	(179)
Accounts payable	3,757	(2,532)
Accounts payable – related parties	(2,907)	8,198
Accrued expenses and other current liabilities	2,700	(634)
Accrued expenses and other current liabilities – related parties	369	28
Deferred revenue	2,868	1,998
Other noncurrent liabilities	16	-
Net cash provided by operating activities	41,102	31,458
Cash flows from investing activities
Collateralization of derivative instruments	(4,937)	(1,435)
Purchase of marketable securities	(13,324)	(7,677)
Proceeds from the sale of marketable securities	18,708	388
Capital expenditures	(2,539)	(2,682)
Net cash used in investing activities	(2,092)	(11,406)
Cash flows from financing activities
Minimum tax withholding on stock options exercised	(22)	(54)
Excess tax benefits associated with stock options	-	44
Payment of dividends	(2,623)	(5,201)
Net cash used in financing activities	(2,645)	(5,211)
Net change in cash and cash equivalents	36,365	14,841
Cash and cash equivalents at beginning of period	124,079	86,463
Cash and cash equivalents at end of period	$160,444	$101,304

Cash paid for interest	$-	$-
Cash paid for income taxes	$827	$162

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

Our biofuels business segment primarily produces and sells biodiesel. We also sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added. Finally, FutureFuel is a shipper of refined petroleum products on common carrier pipelines, and we buy and sell petroleum products to maintain our active shipper status on these pipelines

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2014 audited consolidated financial statements and should be read in conjunction with the 2014 audited consolidated financial statements of FutureFuel.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

2)     INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2015	December 31, 2014
At average cost (approximates current cost)
Finished goods	$30,885	$25,369
Work in process	3,316	2,391
Raw materials and supplies	34,912	25,935
	69,113	53,695
LIFO reserve	(4,673)	(8,342)
Total inventory	$64,440	$45,353

In determining the LIFO cost of its inventory, FutureFuel relies on certain pricing indices. In the three months ended March 31, 2015, these index values changed in such a way as to increase FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded a reduction in its LIFO reserve of $3,669, the offset of which was recorded as a reduction to cost of goods sold of $1,190 in the Biofuels segment and a reduction of $2,479 in the Chemicals segment. Additionally, as a result of this LIFO adjustment, FutureFuel recorded a lower of cost or market adjustment of $704 in the three months ended March 31, 2015.  This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold.  No such amounts were recognized in the three months ended March 31, 2014.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $719 and a loss of $62 for the three months ended March 31, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	March 31, 2015		December 31, 2014
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(400)	$(832)	(350)	$(794)
Regulated fixed price future commitments, included in other current assets	(159)	$(3,753)	(225)	$862

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $6,401 and $1,464 at March 31, 2015 and December 31, 2014, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)     Marketable Securities

At March 31, 2015 and December 31, 2014, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$18,352	$2,290	$(101)	$20,541
Preferred stock	29,684	2,056	(8)	31,732
Trust preferred securities	20,791	1,471	(1)	22,261
Exchange traded debt instruments	7,619	273	(45)	7,847
Total	$76,446	$6,090	$(155)	$82,381

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$35,062	$5,214	$(1,526)	$38,750
Preferred stock	21,660	1,626	--	23,286
Trust preferred securities	18,920	1,285	(1)	20,204
Exchange traded debt instruments	5,292	192	(4)	5,480
Total	$80,934	$8,317	$(1,531)	$87,720

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The aggregate fair value of instruments with unrealized losses totaled $5,550 and $15,688 at March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December 31, 2014, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

 5)    Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2015	December 31, 2014
Accrued employee liabilities	$4,225	$3,227
Accrued property, use, and franchise taxes	1,552	1,340
Other	1,987	128
Total	$7,764	$4,695

6)     BORROWINGS

Effective June 30, 2013, FutureFuel Chemical extended the term of its $50 million credit agreement with a commercial bank. The loan was a revolving facility, the proceeds of which could be used for working capital, capital expenditures, and the general corporate purposes of FutureFuel Chemical. Advances would be pursuant to a borrowing base comprised of 85% of eligible accounts receivable, plus 60% of eligible direct inventory and 50% of eligible indirect inventory. The facility was secured by a perfected first priority security interest in accounts receivable and inventory. The interest rate floated at certain margins over the London Interbank Offered Rate (“LIBOR”) or base rate based upon the leverage ratio from time to time as set forth in the following table.

Leverage Ratio				Base Rate Margin	LIBOR Margin
>	3			-0.55%	1.70%
>	2	<	3	-0.70%	1.50%
>	1	<	2	-1.00%	1.25%
		<	1	-1.00%	1.00%

The facility contained an unused commitment fee of 0.25% per annum. On the last day of each fiscal quarter, the ratio of EBITDA to fixed charges was required to be not less than 3:1. FutureFuel guaranteed FutureFuel Chemical’s obligations under this credit agreement. There were no borrowings under this credit agreement at March 31, 2015 or December 31, 2014. This credit agreement was terminated on April 16, 2015.

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a new $150,000,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The new credit facility consists of a five-year revolving credit facility in a dollar amount of up to $150,000,000, which includes a sublimit of $30,000,000 for letters of credit and $15,000,000 for swingline loans (collectively, the “Credit Facility”).

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio					Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
		<	1.00	:1.0	1.25%	0.25%
≥	1.00	:1.0 and <	1.50	:1.0	1.50%	0.50%
≥	1.50	:1.0 and <	2.00	:1.0	1.75%	0.75%
≥	2.00	:1.0 and <	2.50	:1.0	2.00%	1.00%
≥	2.50			:1.0	2.25%	1.25%

7)     Provision for Income Taxes

The following table summarizes the provision for income taxes.

	Three months ended March 31:
	2015	2014
Provision for income taxes	$4,883	$3,722
Effective tax rate	37.5%	37.2%

The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities.

Unrecognized tax benefits totaled $2,981 and $2,981 at March 31, 2015 and December 31, 2014, respectively, and was included in other noncurrent liabilities on the balance sheet.

FutureFuel records interest and penalties net as a component of income tax expense.  At March 31, 2015 and December 31, 2014, respectively, FutureFuel recorded $62 and $46 in accruals for interest and tax penalties.

FutureFuel and its subsidiaries file U.S. federal tax returns and various state returns. FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2011 forward. The IRS has commenced an audit of FutureFuel’s 2010 through 2012 amended income tax returns. FutureFuel has provided requested information and believes that it will be successful in recovering the benefits previously recorded in its financial statements. In addition, the State of Arkansas initially has rejected the refunds claimed in FutureFuel’s 2010 through 2012 amended income tax returns. FutureFuel has entered into the administrative appeals process, which is ongoing as of the date of these financial statements.

8)     EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at March 31, 2015 or 2014.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month period ended March 31, 2015 as the vesting conditions had not been satisfied.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Basic and diluted earnings per common share were computed as follows:

	For the three months ended March 31:
Numerator:	2015	2014
Net income	$8,131	$6,274
Less: distributed earnings allocated to non-vested restricted stock	(21)	-
Less: undistributed earnings allocated to non-vested restricted stock	(44)	-
Numerator for basic earnings per share	$8,066	$6,274
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	44	-
Less: undistributed earnings reallocated to non-vested restricted stock	(44)	-
Numerator for diluted earnings per share	$8,066	$6,274
Denominator:
Weighted average shares outstanding - basic	43,372,388	43,343,502
Effect of dilutive securities:
Stock options and other awards	9,895	50,078
Weighted average shares outstanding – diluted	43,382,283	43,393,580

Basic earnings per share	$0.19	$0.14
Diluted earnings per share	$0.19	$0.14

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2015 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 100,000. No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2014.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and the purchase and sale of other petroleum products.

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

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2015	$53,577	$510	$54,087
March 31, 2014	$79,928	$2,269	$82,197

For the three months ended March 31, 2015 and 2014, revenues from Mexico accounted for 0% and 2%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during the three months ended March 31, 2015 and 2014 did not exceed 1% of total revenues.

Summary of business by segment

	Three months ended March 31:
	2015	2014
Revenues
Chemicals	$34,206	$30,276
Biofuels	19,881	51,921
Revenues	$54,087	$82,197

Segment gross profit
Chemicals	$10,853	$9,034
Biofuels	2,461	568
Segment gross margins	13,314	9,602
Corporate expenses	(2,537)	(2,151)
Income before interest and taxes	10,777	7,451
Interest and other income	2,287	2,551
Interest and other expense	(50)	(6)
Provision for income taxes	(4,883)	(3,722)
Net income	$8,131	$6,274

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2015 and December 31, 2014.

	Asset/(Liability)
	Fair Value at March 31,	Fair Value Measurements Using Inputs Considered as:
Description	2015	Level 1	Level 2	Level 3
Derivative instruments	$(4,585)	$(4,585)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$82,381	$82,381	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as:
Description	2014	Level 1	Level 2	Level 3
Derivative instruments	$68	$68	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$87,720	$87,720	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11)   Reclassifications from Accumulated Other Comprehensive Income:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the Three Months Ended March 31, 2015 (net of tax)
2015
Balance at December 31, 2014	$4,259
Other comprehensive income before reclassifications	28
Amounts reclassified from accumulated other comprehensive income	(629)
Net current-period other comprehensive loss	(601)
Balance at March 31, 2015	$3,658

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the Three Months Ended March 31, 2014 (net of tax)
2014
Balance at December 31, 2013	$7,436
Other comprehensive loss before reclassifications	(794)
Amounts reclassified from accumulated other comprehensive income	30
Net current-period other comprehensive loss	(764)
Balance at March 31, 2014	$6,672

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2015 and 2014:

Reclassifications from Accumulated Other Comprehensive Income For the Three Months Ended March 31, 2015
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$1,020	Gain on marketable securities
Total before tax	1,020
Tax benefit	(391)
Total reclassifications	$629

Reclassifications from Accumulated Other Comprehensive Income For the Three Months Ended March 31, 2014
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(49)	Loss on marketable securities
Total before tax	(49)
Tax benefit	19
Total Reclassification	$(30)

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

Related party revenues are the result of sales of biodiesel, petrodiesel, blends, other petroleum products, and other similar or related products to these related parties.

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services, and income tax and consulting services by FutureFuel from these related parties.

As previously disclosed, related party costs of goods sold for the three months ended March 31, 2014 have been reclassified from their prior presentation. For revised prior period comparative information, please see Note 19 – “Related party transactions” in the notes to consolidated financial statements in our Form 10-K for the year ended December 31, 2014.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14)   Recently Issued Accounting Statements

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the impact on the Company's financial position, results of operations and related disclosures.

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

Results of Operations

In General

We break our chemicals business into two main product groups: custom manufacturing and performance chemicals. Custom manufacturing consists of products made for specific customers based upon specifications provided by such customers and includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries.

Historically, we have generally produced two significant custom products, or product families. One of these significant customer products is nonanoyloxybenzene-sulfonate (or “NOBS”), a bleach activator manufactured for The Procter & Gamble Company (“P&G”) for use in household laundry detergents. Revenues generated from the bleach activator are based on a supply agreement with P&G that expires December 31, 2016.

On March 19, 2015, we received notice from P&G exercising its right of early termination and advising us of its intent to terminate the NOBS contract effective December 31, 2015. P&G indicated that its decision to terminate resulted from its need for flexibility to address declining market trends in the dry laundry additives marketplace. P&G exercised its right to terminate the agreement with at least 270 days prior written notice pursuant to a contractual provision allowing for early termination in the event P&G’s expected annual purchases fell below a certain threshold. The agreement will remain in full force and effect during the notification period. We determined that no impairment of our fixed assets was necessary in the current period, however, we did reduce the estimated useful lives of the assets which resulted in an additional $32,000 of depreciation expense in the three months ended March 31, 2015.

Sales of the bleach activator represented 15% of our revenues for the three months ended March 31, 2015.  We believe that the loss of the bleach activator business has and will have a continuing adverse effect on our results from operations.

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

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from: (i) changes in feedstock prices relative to biodiesel prices; and (ii) the lack of permanency of government mandates and tax credits. See “Risk Factors” contained in our Form 10-K for the year ended December 31, 2014 filed with the SEC on March 13, 2015.  A copy can also be obtained at our website at http://ir.futurefuelcorporation.com/sec.cfm.

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

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three Months Ended March 31, 2015	Three months Ended March 31, 2014	Dollar Change	% Change
Revenues	$54,087	$82,197	$(28,110)	(34.2%)
Income from operations	$10,777	$7,451	$3,326	44.6%
Net income	$8,131	$6,274	$1,857	29.6%
Earnings per common share:
Basic	$0.19	$0.14	$0.05	35.7%
Diluted	$0.19	$0.14	$0.05	35.7%
Capital expenditures (net of customer reimbursements and regulatory grants)	$2,320	$2,478	$(158)	(6.4%)
Adjusted EBITDA	$12,836	$10,108	$2,728	27.0%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Adjusted EBITDA	$12,836	$10,108
Depreciation and amortization	(2,301)	(2,360)
Non-cash stock-based compensation	(477)	-
Interest and dividend income	1,267	2,370
Interest expense	(6)	(6)
Loss on disposal of property and equipment	(44)	(5)
Gains (losses) on derivative instruments	719	(62)
Other income (expenses), net	1,020	(49)
Income tax expense	(4,883)	(3,722)
Net income	$8,131	$6,274

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Adjusted EBITDA	$12,836	$10,108
Benefit from deferred income taxes	(5,831)	(1,724)
Interest and dividend income	1,267	2,370
Income tax expense	(4,883)	(3,722)
Gains (losses) on derivative instruments	719	(62)
Change in fair value of derivative instruments	4,653	404
Changes in operating assets and liabilities, net	32,342	24,084
Other	1	-
Net cash provided by operating activities	$41,102	$31,458

Revenues

Revenues for the three months ended March 31, 2015 were $54,087,000 as compared to revenues for the three months ended March 31, 2014 of $82,197,000, a decrease of 34%. Revenues from biofuels were $19,881,000, a decrease of $32,040,000 from the first quarter of 2014 and accounted for 37% of total revenues in the first quarter of 2015 as compared to 63% in the first quarter of 2014. Revenues from chemicals increased 13% and accounted for 63% of total revenues in the first quarter of 2015 as compared to 37% in the first quarter of 2014. Within the chemicals segment, revenues for the three months ended March 31, 2015 changed as follows compared to the three months ended March 31, 2014: (i) revenues from the proprietary herbicides and associated intermediates increased 125% relative to the revenues recognized in the prior period ; (ii) revenues from an industrial intermediate utilized in the antimicrobial industry and other custom chemicals increased 28%; (iii) revenues from the bleach activator decreased 27% and (iv) revenues from the performance chemicals product group increased 9%,

Revenue from the bleach activator is the most significant component of our chemicals segment’s revenue base, accounting for 15% of total revenues for the three months ended March 31, 2015 as compared to 13% of total revenues in March 31, 2014. The future volume of and revenues from the bleach activator will depend on consumer demand for the powder laundry detergents relative to liquid detergents and the availability of substitute products. Revenues for the bleach activator decreased on reduced volumes in the three months ended March 31, 2015 and our primary bleach activator customer advised us during the quarter that it would be terminating our supply contract at the end of this year. While the termination of our supply contract will adversely affect future revenue, discussions with our customer to extend our business relationship beyond that date are ongoing.

With respect to the proprietary herbicide and associated intermediates, sales volume increased 125% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The results for the three months ended March 31, 2014 reflected the phasing out of the legacy proprietary herbicide customer along with a challenged start for new product production.

Revenues from the industrial intermediate utilized in the antimicrobial industry and other custom chemical products increased 28% in the first quarter of 2015 as compared to the first quarter of 2014. Increased sales volumes of three existing products accounted for 75% of the increase. Two of these products experienced increased demand. The third product’s increase in sales volume was attributed to the timing of delivery of the product.

Revenues from performance chemicals customers increased 9% for the first quarter of 2015 as compared to the first quarter of 2014 and accounted for approximately 8% of total revenues for the three months ended March 31, 2015. The increase was due in part to increased demand from various customers for two products.

Revenues from biofuels decreased $32,040,000 from the first quarter of 2014 to $19,881,000 in the first quarter of 2015. We experienced lower sales volume in the first quarter of 2015 as compared to the first quarter of 2014, primarily as a result of reduced overall demand from our major customers and reduced average selling prices in the weakened renewable energy market which tracked a global decline in fuel prices. The renewable fuel industry continues to suffer from the lack of the EPA’s final mandated volume for 2014 and 2015 and the lack of the $1.00 per gallon blenders’ tax credit (BTC). Revenues from biofuels benefitted in the first quarter of 2015 from the sales of refined petroleum products as a supplier on a common carrier pipeline. Such sales totaled $3,357,000 and $694,000 in the first three months of 2015 and 2014, respectively.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first quarter of 2015 were $40,773,000 as compared to $72,595,000 for the first quarter of 2014, a decrease of 44%, which compares to a 34% decrease in revenues for the period.

Cost of goods sold and distribution for the three months ended March 31, 2015 for our chemicals segment totaled $23,353,000 as compared to $21,242,000 for the three months ended March 31, 2014. On a percentage basis, chemicals segment cost of goods sold and distribution increased approximately 10% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. This compares against a 13% increase in chemical segment revenue for the same comparison periods. This difference was largely a result of product mix, the benefit of the new proprietary herbicide plant which had startup problems in the first quarter of 2014, and the benefit from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Regarding LIFO, significant deflation from the pricing indices we used resulted in a reduction to cost of goods sold of $2,479,000. No such reduction was recognized in the three months ended March 31, 2014. This LIFO benefit was minimized by higher uncapitalized operating costs stemming from reduced bleach activator and biodiesel plant production rates in the first quarter of 2015.

Cost of goods sold and distribution for the first quarter of 2015 in our biofuels segment were $17,420,000 as compared to $51,353,000 for the first quarter of 2014. On a percentage basis, cost of goods sold and distribution decreased 66% versus a 62% decrease in revenues.  Benefitting cost of goods sold were adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Regarding LIFO, significant deflation from the pricing indices we used resulted in a reduction to cost of goods sold of $1,190,000. Additionally, as a result of this LIFO adjustment, we recorded a lower of cost or market adjustment of $704,000 as an increase to cost of goods sold. No such net reduction was recognized in the three months ended March 31, 2014. This LIFO benefit was minimized by higher uncapitalized operating costs stemming from reduced biodiesel plant production rates in the first quarter of 2015.

Operating Expenses

Operating expenses increased 18% to $2,537,000 in the first quarter of 2015 from $2,151,000 in the first quarter of 2014. This increase was attributable to stock based compensation during the current quarter, while no such expense existed in the first quarter of 2014.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the 3 months ended March 31, 2015 and 2014 related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements were $7,625,000 and $8,904,000 for the three months ended March 31, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2015 and 2014 are set forth in the following chart.

	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$41,102	$31,458
Net cash used by investing activities	$(2,092)	$(11,406)
Net cash used by financing activities	$(2,645)	$(5,211)

Operating Activities

Cash from operating activities increased from $31,458,000 of cash provided by operating activities in the first three months of 2014 to $41,102,000 of cash provided by operating activities in the first three months of 2015. This increase was primarily attributable to a large decrease in our accounts receivable, including accounts receivable from related parties. In the first three months of 2015, the change in accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $34,813,000. In the first three months of 2014, the change in accounts receivable, including accounts receivable from related parties, increased cash from operating activities to $11,751,000. The decrease in accounts receivable balances in 2015 was primarily related to the cash received for the BTC that was retroactively reinstated in December 2014 to January 1, 2014. The decrease in accounts receivable balances in 2014 was primarily related to the timing and amount of sales made on a common carrier pipeline. Partially offsetting this increase to cash from operating activities was an increase in inventory balances for the first three months of 2015 as compared to the increase in inventory balances for the first three months of 2014. In the first three months of 2015, inventory purchases decreased cash from operating activities by $19,087,000. In the first three months of 2014, changes in inventory carrying values decreased cash from operating activities by $319,000. The reduced increase in the inventory carrying value in the first three months of 2014 is primarily due to decreased purchases of biodiesel feedstock and from the timing and amount of purchases made on a common carrier pipeline.

Investing Activities

Cash used in investing activities decreased from $11,406,000 in the first three months of 2014 to $2,092,000 in the first three months of 2015. This decrease was primarily the result of net sales of marketable securities in the first three months of 2015 compared to net purchases of marketable securities in the first three months of 2014. Such net purchases totaled $7,289,000 in the first three months of 2014 and such net sales totaled $5,384,000 in the first three months of 2015. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table

(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash paid for capital expenditures	$2,539	$2,682
Cash received as reimbursement of capital expenditures	(219)	(204)
Cash paid, net of reimbursement, for capital expenditures	$2,320	$2,478

Financing Activities

Cash used in financing activities decreased from $5,211,000 for the first three months of 2014 to $2,645,000 of cash used by financing activities in the first three months of 2015. This change is primarily the result of a decrease in cash used for dividend payments. In the first three months of 2014, dividends paid totaled $5,201,000. In the first three months of 2015, dividends paid totaled $2,623,000.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. The loan is a revolving facility the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020 and replaces a $50 million asset-based line of credit with a commercial bank that was terminated upon commencement of the new line. See Note 6 – “Borrowing” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2015, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623,000.

In the first quarter of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock. The regular cash dividend amounted to $5,201,000.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additional, regular cash dividends will be paid in 2015, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2015 and December 31, 2014, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $82,381,000 and $87,720,000 at March 31, 2015 and December 31, 2014, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at March 31, 2015 and December 31, 2014. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2015 or December 31, 2014 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer. Such price protections are not always obtained, however, and some raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2015 or 2014. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of March 31, 2015 and December 31, 2014, the fair values of our derivative instruments were a net liability in the amount of $4,585,000 and a net asset of $68,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2015. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	46,941	LB	10%	$1,338	10.0%
Petrofuels	4,698	GAL	10%	$831	6.2%
Methanol	18,455	LB	10%	$384	2.9%
Natural Gas	388	MCF	10%	$135	1.0%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2015. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2015 or December 31, 2014 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2015 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2014 filed with the SEC on March 13, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a new $150,000,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The new credit facility consists of a five-year revolving credit facility in a dollar amount of up to $150,000,000, which includes a sublimit of $30,000,000 for letters of credit and $15,000,000 for swingline loans (collectively, the “Credit Facility”).

The interest rate floats at the following margins over LIBOR or base rate, based upon the leverage ratio from time to time:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans
< 1.00:1.0	1.25%	0.25%
≥ 1.00:1.0 and < 1.50:1.0	1.50%	0.50%
≥ 1.50:1.0 and < 2.00:1.0	1.75%	0.75%
≥ 2.00:1.0 and < 2.50:1.0	2.00%	1.00%
≥ 2.50:1.0	2.25%	1.25%

Item 6. Exhibits.

Exhibit	Description
10.20	Credit Agreement
10.21	Pledge and Security Agreement
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel's Form 10-K Annual Report for the year ended December 31, 2014 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 11, 2015

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 11, 2015