Form 10-Q
period 2015-06-30
FutureFuel Corp.
filed 2015-08-10
CIK 1337298

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2015: 43,722,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at June 30, 2015, our audited consolidated balance sheet as at December 31, 2014, our unaudited consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, and our unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2015 and June 30, 2014.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2015 and December 31, 2014

(Dollars in thousands)

	(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$142,359	$124,079
Accounts receivable, inclusive of federal $1.00 per gallon blenders’ tax credit (“BTC”) of $0 and $28,954, net of allowances for bad debt of $0 and $0 at June 30, 2015 and December 31, 2014, respectively	19,651	50,135
Accounts receivable – related parties	5,131	1,173
Inventory	55,988	45,353
Income tax receivable	17,729	19,716
Prepaid expenses	946	1,670
Prepaid expenses – related parties	23	-
Marketable securities	85,943	87,720
Deferred financing costs	144	-
Other current assets	1,282	1,619
Total current assets	329,196	331,465
Property, plant and equipment, net	126,735	127,371
Intangible assets	1,408	-
Deferred financing costs	541	-
Other assets	2,861	2,652
Total noncurrent assets	131,545	130,023
Total Assets	$460,741	$461,488

Liabilities and Stockholders’ Equity
Accounts payable	$30,211	$30,386
Accounts payable – related parties	2,191	2,912
Current deferred income tax liability	3,895	11,003
Deferred revenue – short-term	2,185	1,940
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	6,369	4,649
Accrued expenses and other current liabilities – related parties	313	46
Total current liabilities	46,315	52,087
Deferred revenue – long-term	16,412	15,927
Other noncurrent liabilities	3,362	4,024
Noncurrent deferred income tax liability	29,917	30,441
Total noncurrent liabilities	49,691	50,392
Total liabilities	96,006	102,479
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,722,388 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	4	4
Accumulated other comprehensive income	2,376	4,259
Additional paid in capital	278,584	277,652
Retained earnings	83,771	77,094
Total stockholders’ equity	364,735	359,009
Total Liabilities and Stockholders’ Equity	$460,741	$461,488

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30:
	2015	2014
		As reclassified
Revenues	$78,690	$66,933
Revenues – related parties	25,908	1,106
Cost of goods sold	96,900	47,865
Cost of goods sold – related parties	1,063	12,610
Distribution	986	907
Distribution – related parties	105	79
Gross profit	5,544	6,578
Selling, general, and administrative expenses
Compensation expense	1,059	855
Other expense	572	536
Related party expense	66	147
Research and development expenses	670	869
	2,367	2,407
Income from operations	3,177	4,171
Interest and dividend income	1,405	1,567
Interest expense	(43)	(7)
Gain on marketable securities	451	2,949
Other expense	(78)	(64)
	1,735	4,445
Income before income taxes	4,912	8,616
Provision for income taxes	1,119	3,269
Net income	$3,793	$5,347

Earnings per common share
Basic	$0.09	$0.12
Diluted	$0.09	$0.12
Weighted average shares outstanding
Basic	43,420,923	43,352,836
Diluted	43,428,733	43,550,129

Comprehensive Income
Net income	$3,793	$5,347
Other comprehensive (loss)/income from unrealized net losses/gains on available-for-sale securities, net of tax of $(799) in 2015 and of $1,597 in 2014	(1,282)	2,511
Comprehensive income	$2,511	$7,858

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six months ended June 30:
	2015	2014
		As reclassified
Revenues	$128,505	$147,236
Revenues – related parties	30,180	3,000
Cost of goods sold	135,210	98,952
Cost of goods sold – related parties	2,807	33,123
Distribution	1,634	1,791
Distribution – related parties	176	190
Gross profit	18,858	16,180
Selling, general, and administrative expenses
Compensation expense	2,212	1,609
Other expense	1,181	1,167
Related party expense	126	211
Research and development expenses	1,385	1,571
	4,904	4,558
Income from operations	13,954	11,622
Interest and dividend income	2,672	3,937
Interest expense	(49)	(13)
Gain on marketable securities	1,471	2,900
Other income (expense)	(122)	166
	3,972	6,990
Income before income taxes	17,926	18,612
Provision for income taxes	6,002	6,991
Net income	$11,924	$11,621

Earnings per common share
Basic	$0.27	$0.27
Diluted	$0.27	$0.27
Weighted average shares outstanding
Basic	43,396,789	43,348,195
Diluted	43,405,641	43,471,880

Comprehensive Income
Net income	$11,924	$11,621
Other comprehensive income (loss) from unrealized net losses on available-for-sale securities, net of tax of $(1,174) in 2015 and of $1,088 in 2014	(1,883)	1,747
Comprehensive income	$10,041	$13,368

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	Six months ended June 30:
	2015	2014
Cash flows provided by operating activities
Net income	$11,924	$11,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,872	4,527
Amortization of deferred financing costs	36	-
Benefit for deferred income taxes	(6,458)	(1,469)
Change in fair value of derivative instruments	5,423	1,966
Other than temporary impairment of marketable securities	186	-
Impairment of fixed assets	-	247
Gain on the sale of investments	(1,657)	(2,900)
Stock based compensation	954	204
Losses on disposals of fixed assets	122	4
Noncash interest expense	13	13
Changes in operating assets and liabilities:
Accounts receivable	30,484	7,589
Accounts receivable – related parties	(3,958)	1,938
Inventory	(10,635)	(25,177)
Income tax receivable	1,987	(1,029)
Prepaid expenses	724	1,052
Prepaid expenses – related party	(23)	-
Accrued interest on marketable securities	(73)	15
Other assets	(207)	(110)
Accounts payable	(175)	(2,902)
Accounts payable – related parties	(721)	5,961
Accrued expenses and other current liabilities	1,720	(202)
Accrued expenses and other current liabilities – related parties	267	60
Deferred revenue	730	1,434
Other noncurrent liabilities	(675)	-
Net cash provided by operating activities	34,860	2,842
Cash flows from investing activities
Collateralization of derivative instruments	(5,013)	(3,337)
Purchase of marketable securities	(25,819)	(18,247)
Proceeds from the sale of marketable securities	26,010	32,945
Expenditures for intangible assets	(1,408)	-
Capital expenditures	(4,360)	(5,715)
Net cash (used in)/provided by investing activities	(10,590)	5,646
Cash flows from financing activities
Minimum tax withholding on stock options exercised	(22)	(54)
Excess tax benefits associated with stock options	-	89
Deferred financing costs	(721)	-
Payment of dividends	(5,247)	(10,434)
Net cash used in financing activities	(5,990)	(10,399)
Net change in cash and cash equivalents	18,280	(1,911)
Cash and cash equivalents at beginning of period	124,079	86,463
Cash and cash equivalents at end of period	$142,359	$84,552

Cash paid for interest	$-	$-
Cash paid for income taxes	$11,147	$7,000

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

The biofuels business segment primarily produces and sells biodiesel. FutureFuel Chemical Company also sells petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added. Finally, FutureFuel is a shipper of refined petroleum products on common carrier pipelines and buys and sells petroleum products to maintain an active shipper status on these pipelines.

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2014 audited consolidated financial statements and should be read in conjunction with the 2014 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries; namely, FutureFuel Chemical, FFC Grain, L.L.C., FutureFuel Warehouse Company, L.L.C., and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

2)             INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2015	December 31, 2014
At average cost (approximates current cost)
Finished goods	$24,184	$25,369
Work in process	2,666	2,391
Raw materials and supplies	34,156	25,935
	61,006	53,695
LIFO reserve	(5,018)	(8,342)
Total inventory	$55,988	$45,353

In determining the LIFO cost of its inventory, FutureFuel relies on certain pricing indices.

In the three months ended June 30, 2015, these index values changed in such a way as to decrease FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded an increase in its LIFO reserve of $345, the offset of which was recorded as an increase to cost of goods sold of $197 in the biofuels segment and an increase of $148 in the chemicals segment for the three months ended June 30, 2015. For the three months ended June 30, 2014, FutureFuel recorded an increase in its LIFO reserve of $500, the offset of which was recorded as an increase to cost of goods sold of $260 in the biofuels segment and an increase of $240 in the chemicals segment.

In the six months ended June 30, 2015, these index values changed in such a way as to increase FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded a reduction in its LIFO reserve of $3,324, the offset of which was recorded as a reduction to cost of goods sold of $2,282 in the biofuels segment and a reduction of $1,042 in the chemicals segment for the six months ended June 30, 2015.  For the six months ended June 30, 2014, FutureFuel recorded an increase in its LIFO reserve of $732, the offset of which was recorded as an increase to cost of goods sold of $344 in the biofuels segment and an increase of $388 in the chemicals segment.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment, and amounted to losses of $3,056 and $232 for the three months ended June 30, 2015 and 2014, respectively, and losses of $2,337 and $294 for the six months ended June 30, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	June 30, 2015		December 31, 2014
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	(450)	$(1,407)	(350)	$(794)
Regulated fixed price future commitments, included in other current assets	(175)	$(3,946)	(225)	$862

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $6,477 and $1,464 at June 30, 2015 and December 31, 2014, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)            MARKETABLE SECURITIES

At June 30, 2015 and December 31, 2014, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$22,584	$2,641	$(1,022)	$24,203
Preferred stock	32,715	1,274	(205)	33,784
Trust preferred securities	18,488	1,190	(52)	19,626
Exchange traded debt instruments	8,300	122	(92)	8,330
Total	$82,087	$5,227	$(1,371)	$85,943

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$35,062	$5,214	$(1,526)	$38,750
Preferred stock	21,660	1,626	-	23,286
Trust preferred securities	18,920	1,285	(1)	20,204
Exchange traded debt instruments	5,292	192	(4)	5,480
Total	$80,934	$8,317	$(1,531)	$87,720

The aggregate fair value of instruments with unrealized losses totaled $23,545 and $15,688 at June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5)            ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2015	December 31, 2014
Accrued employee liabilities	$4,222	$3,227
Accrued property, use, and franchise taxes	1,712	1,340
Other	748	128
Total	$6,682	$4,695

6)            BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a $150,000,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $150,000,000, which includes a sublimit of $30,000,000 for letters of credit and $15,000,000 for swingline loans (collectively, the “Credit Facility”).

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio					Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
		<	1.00	:1.0	1.25%	0.25%	0.15%
≥	1.00	:1.0 and <	1.50	:1.0	1.50%	0.50%	0.20%
≥	1.50	:1.0 and <	2.00	:1.0	1.75%	0.75%	0.25%
≥	2.00	:1.0 and <	2.50	:1.0	2.00%	1.00%	0.30%
≥	2.50			:1.0	2.25%	1.25%	0.35%

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement.  FutureFuel was in compliance with such covenants as of June 30, 2015.

There were no borrowings under this credit agreement at June 30, 2015 and there were no borrowings under the former credit agreement at December 31, 2014, which terminated on April 16, 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7)             PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended June 30:		Six months ended June 30:
	2015	2014	2015	2014
Provision for income taxes	$1,119	$3,269	$6,002	$6,991
Effective tax rate	22.8%	37.9%	33.5%	37.6%

The effective tax rate for the three and six-month periods ended June 30, 2015 and June 30, 2014 reflect our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities. Additionally, the effective tax rate for the three and six-months ended June 30, 2015 reflects changes in estimates concerning FutureFuel’s unrecognized tax benefits. FutureFuel’s effective tax rate for the three and six-months ended June 30, 2015 is lower than it would have been otherwise. This reduced rate is not expected to continue for the remainder of 2015.

Unrecognized tax benefits totaled $3,117and $2,981 at June 30, 2015 and December 31, 2014, respectively, and was included in other noncurrent liabilities on the balance sheet.

FutureFuel records interest and penalties net as a component of income tax expense.  At June 30, 2015 and December 31, 2014, respectively, FutureFuel recorded $113 and $46 in accruals for interest and tax penalties.

In the second quarter of 2015, the IRS completed its audit of FutureFuel’s 2010 through 2012 amended federal income tax returns. FutureFuel was successful in recovering the benefits previously unrecorded in its financial statements. Also during the second quarter of 2015, FutureFuel received notice of rejection from an administrative law judge in The Arkansas Office of Hearings and Appeals regarding FutureFuel’s 2010 through 2012 amended state income tax returns. In connection with these matters, FutureFuel recognized a net income tax benefit of $695 in the second quarter of 2015 upon the recognition of previously unrecognized net tax benefits.

8)            EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at June 30, 2015 or 2014.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and six-month periods ended June 30, 2015 or 2014 as the vesting conditions had not been satisfied.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Basic and diluted earnings per common share were computed as follows:

	For the three months ended June 30:		For the six months ended June 30:
	2015	2014	2015	2014
Numerator:
Net income	$3,793	$5,347	$11,924	$11,621
Less: distributed earnings allocated to non-vested restricted stock	(16)	(30)	(37)	(30)
Less: undistributed earnings allocated to non-vested restricted stock	(7)	(1)	(49)	(7)
Numerator for basic earnings per share	$3,770	$5,316	$11,838	$11,584
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	7	1	49	7
Less: undistributed earnings reallocated to non-vested restricted stock	(7)	(1)	(49)	(7)
Numerator for diluted earnings per share	$3,770	$5,316	$11,838	$11,584
Denominator:
Weighted average shares outstanding – basic	43,420,923	43,352,836	43,396,789	43,348,195
Effect of dilutive securities:
Stock options and other awards	7,810	197,293	8,852	123,685
Weighted average shares outstanding – diluted	43,428,733	43,550,129	43,405,641	43,471,880

Basic earnings per share	$0.09	$0.12	$0.27	$0.27
Diluted earnings per share	$0.09	$0.12	$0.27	$0.27

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six-months ended June 30, 2015 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 100,000 for both the three and six-months ended June 30, 2015. No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three and six-months ended June 30, 2014.

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

Three months ended:	United States	All Foreign Countries	Total
June 30, 2015	$104,157	$441	$104,598
June 30, 2014	$66,461	$1,578	$68,039

Six months ended:	United States	All Foreign Countries	Total
June 30, 2015	$157,734	$951	$158,685
June 30, 2014	$146,389	$3,847	$150,236

For the three months ended June 30, 2015 and 2014, revenues from Mexico accounted for 0% and 2%, respectively, of total revenues. For the six months ended June 30, 2015 and 2014, revenues from Mexico accounted for 0% and 2% of total revenues, respectively. Other than Mexico, revenues from a single foreign country during the three and six-months ended June 30, 2015 and 2014 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended June 30:		Six months ended June 30:
	2015	2014	2015	2014
Revenues
Chemicals	$32,688	$32,609	$66,894	$62,885
Biofuels	71,910	35,430	91,791	87,351
Revenues	$104,598	$68,039	$158,685	$150,236

Segment gross profit
Chemicals	$10,012	$7,131	$20,865	$16,165
Biofuels	(4,468)	(553)	(2,007)	15
Segment gross margins	5,544	6,578	18,858	16,180
Corporate expenses	(2,367)	(2,407)	(4,904)	(4,558)
Income before interest and taxes	3,177	4,171	13,954	11,622
Interest and other income	1,856	4,516	4,143	7,003
Interest and other expense	(121)	(71)	(171)	(13)
Provision for income taxes	(1,119)	(3,269)	(6,002)	(6,991)
Net income	$3,793	$5,347	$11,924	$11,621

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2015 and December 31, 2014.

	Asset/(Liability)
	Fair Value at June 30,	Fair Value Measurements Using Inputs Considered as:
	2015	Level 1	Level 2	Level 3
Description
Derivative instruments	$(5,353)	$(5,353)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$85,943	$85,943	$-	$-

	Asset/(Liability)
	Fair Value at December 31,	Fair Value Measurements Using Inputs Considered as:
	2014	Level 1	Level 2	Level 3
Description
Derivative instruments	$68	$68	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$87,720	$87,720	$-	$-

11)          RECLASSIFICATIONS FROM ACCUMULATED AND OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended June 30, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the three months ended June 30, 2015 and 2014 (net of tax)
	2015	2014
Balance at March 31	$3,658	$6,672
Other comprehensive loss/(gain) before reclassifications	(1,004)	6,042
Amounts reclassified from accumulated other comprehensive income	(278)	(3,531)
Net current-period other comprehensive (loss)/gain	(1,282)	2,511
Balance at June 30	$2,376	$9,183

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the six months ended June 30, 2015 and 2014 (net of tax)
	2015	2014
Balance at December 31	$4,259	$7,436
Other comprehensive (loss)/gain before reclassifications	(977)	5,266
Amounts reclassified from accumulated other comprehensive income	(906)	(3,519)
Net current-period other comprehensive (loss)/gain	(1,883)	1,747
Balance at June 30	$2,376	$9,183

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and six-months ended June 30, 2015 and 2014:

	Reclassifications from Accumulated Other Comprehensive Income
	Three months ended June 30, 2015	Six months ended June 30, 2015	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$451	$1,471	Gains on marketable securities
Total before tax	451	1,471
Tax provision	(173)	(565)
Total reclassifications	$278	$906

	Three months ended June 30, 2014	Six months ended June 30, 2014	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$5,732	$5,713	Gains on marketable securities
Total before tax	5,732	5,713
Tax provision	(2,201)	(2,194)
Total reclassifications	$3,531	$3,519

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

As previously disclosed, related party costs of goods sold for the three and six-months ended June 30, 2014 have been reclassified from their prior presentation. For revised prior period comparative information, please see Note 19 – “Related party transactions” in the notes to consolidated financial statements in our Form 10-K for the year ended December 31, 2014.

14)          RECENTLY ISSUED ACCOUNTING STATEMENTS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for periods on or after December 15, 2016 and will be applied prospectively. Early adoption is permitted. FutureFuel is evaluating the impact that this new guidance will have on our Consolidated Financial Statements and related Note disclosures.

In April 2015, the FASB issued new guidance related to presentation of debt issue costs. The new standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. FutureFuel adopted this standard early effective April 1, 2015. However, since no borrowings were outstanding against the credit facility at June 30, 2015, FutureFuel has shown the payment of these debt issuance costs as an asset.

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in a July 2015 meeting, the FASB affirmed its proposal to defer the effective date by one year. The provisions of the ASU are to be applied retrospectively; early adoption prior to the original effective date is not permitted. FutureFuel is currently evaluating the impact on its financial position, results of operations, and related disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

15)          INTANGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $0, respectively, as of June 30, 2015 and 2014. The Company will test the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Three months ended June 30, 2015	Three months ended June 30, 2014	Dollar Change	% Change
Revenues	$104,598	$68,039	$36,559	53.7%
Income from operations	$3,177	$4,171	$(994)	(23.8%)
Net income	$3,793	$5,347	$(1,554)	(29.1%)
Earnings per common share:
Basic	$0.09	$0.12	$(0.03)	(25.0%)
Diluted	$0.09	$0.12	$(0.03)	(25.0%)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$2,651	$2,641	$10	0.4%
Adjusted EBITDA	$9,317	$6,709	$2,608	38.9%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Three months ended June 30, 2015	Three months ended June 30, 2014
Adjusted EBITDA	$9,317	$6,709
Depreciation and amortization	(2,607)	(2,167)
Non-cash stock-based compensation	(477)	(204)
Interest and dividend income	1,405	1,567
Interest expense	(43)	(7)
Gains/(losses) on disposal of property and equipment	(78)	1
Losses on derivative instruments	(3,056)	(232)
Gain on marketable securities	451	2,949
Income tax expense	(1,119)	(3,269)
Net income	$3,793	$5,347

Revenues

Revenues for the three months ended June 30, 2015 were $104,598,000 as compared to revenues for the three months ended June 30, 2014 of $68,039,000, an increase of 54%. Revenues from biofuels were $71,910,000, an increase of $36,480,000 from the second quarter of 2014 and accounted for 69% of total revenues in the second quarter of 2015 as compared to 52% in the second quarter of 2014. Revenues from chemicals were $32,688,000 in the second quarter of 2015, relatively unchanged from the second quarter of 2014 at $32,609,000 and accounted for 31% of total revenues in the second quarter of 2015 as compared to 48% in the second quarter of 2014. Within the chemicals segment, revenues for the three months ended June 30, 2015 changed as follows compared to the three months ended June 30, 2014: (i) revenues from the proprietary herbicides and associated intermediates increased 75% relative to the revenues recognized in the prior period ; (ii) revenues from an industrial intermediate utilized in the antimicrobial industry and other custom chemicals increased 25%; (iii) revenues from the bleach activator decreased 41% and (iv) revenues from the performance chemicals product group decreased 14%.

Revenue from the bleach activator has historically been the most significant component of our chemicals segment’s revenue base, however, it accounted for only 6% of total revenues for the three months ended June 30, 2015 as compared to 16% of total revenues in June 30, 2014. The future volume of and revenues from the bleach activator will depend on consumer demand for powder laundry detergents relative to liquid detergents and the availability of substitute products. Revenues for the bleach activator decreased on reduced volumes in the three months ended June 30, 2015. On March 18, 2015, the primary bleach activator customer sent a notice of termination of our supply contract with that customer effective December 31, 2015. While the termination of our existing supply contract will adversely affect future revenue, discussions with our customer to extend our business relationship beyond that date are ongoing.

With respect to the proprietary herbicide and associated intermediates, sales volume increased 200% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Revenue increased 75% due to product mix. The results for the three months ended June 30, 2014 reflected the phasing out of the legacy proprietary herbicide customer and the ramp up to target production of a replacement herbicide intermediate product.

Revenues from the industrial intermediate utilized in the antimicrobial industry and other custom chemical products increased 25% in the second quarter of 2015 as compared to the second quarter of 2014. Increased sales volumes from increased demand of two existing products primarily accounted for the increase.

Revenues from performance chemicals customers decreased 14% for the second quarter of 2015 as compared to the second quarter of 2014 and accounted for approximately 4% of total revenues for the three months ended June 30, 2015. The decrease was due in part to decreased demand from various customers for three products.

Revenues from biofuels increased $36,480,000 from the second quarter of 2014 to $71,910,000 in the second quarter of 2015. Revenues from biofuels benefited in the second quarter of 2015 from the sale of refined petroleum products on common carrier pipelines. Such sales totaled $28,186,000 and $784,000 in the three months ended June 30 of 2015 and 2014, respectively. We also experienced a 75% increase in the sales volume of biodiesel and diesel in the second quarter of 2015 as compared to the second quarter of 2014, however, the average selling price was significantly depressed. Reduced regulatory uncertainty associated with the EPA's proposed volumes for biomass-based diesel supported this volume growth for biodiesel, however, margins were depressed by the global declines in fuel prices.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the second quarter of 2015 were $99,054,000 as compared to $61,461,000 for the second quarter of 2014, an increase of 61%, which compares to a 54% increase in revenues for the period.

Cost of goods sold and distribution for the three months ended June 30, 2015 for our chemicals segment totaled $22,676,000 as compared to $25,478,000 for the three months ended June 30, 2014. On a percentage basis, chemicals segment cost of goods sold and distribution decreased approximately 11% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. This compares against flat chemical segment revenue for the same comparison periods. This difference was largely the result of product mix and improved yields on two product lines, including the benefit of the new proprietary herbicide plant which had startup problems in the second quarter of 2014.

Cost of goods sold and distribution for the second quarter of 2015 in our biofuels segment were $76,378,000 as compared to $35,983,000 for the second quarter of 2014. On a percentage basis, cost of goods sold and distribution increased 112% versus a 103% increase in revenues. The higher increase in cost of goods sold as compared to the change in revenues was attributed to the following: (i) the change in hedging losses incurred during the second quarter of 2015 of $3,056,000 as compared to $232,000 in the second quarter of 2014; (ii) a significant amount of RIN inventory existing at the end of the second quarter of 2015 at an average market value of $0.86 per RIN as compared to fewer RINs held at the end of the second quarter of 2014 at an average market value of $0.57 per RIN; and (iii) a disproportionate decline in biodiesel prices compared to feedstock prices.

Operating Expenses

Operating expenses were $2,367,000 and $2,407,000 in the three months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2015 and June 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities. Additionally, the effective tax rate for the three months ended June 30, 2015 reflects changes in estimates concerning FutureFuel’s unrecognized tax benefits. FutureFuel’s effective tax rate for the three months ended June 30, 2015 is lower than it would have been otherwise. This reduced rate is not expected to continue for the remainder of 2015.

Net Income

Net income for the quarter ended June 30, 2015 decreased 29% to $3,793,000 from $5,347,000 during the same quarter in 2014, due primarily to the (i) losses on derivative instruments and (ii) the increase in RIN inventory in our biofuels segment, which was mitigated by improved margins from the chemicals segment and gains on marketable securities for the current quarter.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Six months ended June 30, 2015	Six months Ended June 30, 2014	Dollar Change	% Change
Revenues	$158,685	$150,236	$8,449	5.6%
Income from operations	$13,954	$11,622	$2,232	20.1%
Net income	$11,924	$11,621	$303	2.6%
Earnings per common share:
Basic	$0.27	$0.27	$0.00	0.0%
Diluted	$0.27	$0.27	$0.00	0.0%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$4,971	$5,119	$(148)	(2.9%)
Adjusted EBITDA	$22,153	$16,817	$5,336	31.7%

See the discussion above regarding our use of adjusted EBITDA.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

(Dollars in thousands)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Adjusted EBITDA	$22,153	$16,817
Depreciation and amortization	(4,908)	(4,527)
Non-cash stock-based compensation	(954)	(204)
Interest and dividend income	2,672	3,937
Interest expense	(49)	(13)
Loss on disposal of property and equipment	(122)	(4)
Losses on derivative instruments	(2,337)	(294)
Gains on marketable securities	1,471	2,900
Income tax expense	(6,002)	(6,991)
Net income	$11,924	$11,621

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

(Dollars in thousands)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Adjusted EBITDA	$22,153	$16,817
Amortization of deferred financing costs	(36)	-
Benefit from deferred income taxes	(6,458)	(1,469)
Impairment of fixed assets	-	247
Interest and dividend income	2,672	3,937
Income tax expense	(6,002)	(6,991)
Losses on derivative instruments	(2,337)	(294)
Change in fair value of derivative instruments	5,423	1,966
Changes in operating assets and liabilities, net	19,445	(11,371)
Net cash provided by operating activities	$34,860	$2,842

Revenues

Revenues for the six months ended June 30, 2015 were $158,685,000 as compared to revenues for the six months ended June 30, 2014 of $150,236,000, an increase of 6%. Revenues from biofuels were $91,791,000, an increase of 5% or $4,440,000 from the first six months of 2014 and accounted for 58% of total revenues in the first six months of 2015 and 2014. Revenues from chemicals increased 6% and accounted for 42% of total revenues in the first six months of 2015 and 2014. Within the chemicals segment, revenues for the six months ended June 30, 2015 changed as follows compared to the six months ended June 30, 2014: (i) revenues from the proprietary herbicides and associated intermediates increased 97%; (ii) revenues from an industrial intermediate utilized in the antimicrobial industry and other custom chemicals increased 26%; (iii) revenues from the bleach activator decreased 34% and (iv) revenues from the performance chemicals product group decreased 4%.

With respect to the proprietary herbicide and associated intermediates, revenue increased 97% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The results for the six months ended June 30, 2014 reflected the phasing out of the legacy proprietary herbicide customer along with a challenged start for new product production.

Revenues from the industrial intermediate utilized in the antimicrobial industry and other custom chemical products increased 26% in the first six months of 2015 as compared to the first six months of 2014. Increased sales volumes of two existing products accounted for the increase.

Revenue from the bleach activator accounted for 9% of total revenues for the six months ended June 30, 2015 as compared to 15% in the six months ended June 30, 2014. The future volume of and revenues from the bleach activator will depend on consumer demand for powder laundry detergents relative to liquid detergents and the availability of substitute products. Revenues for the bleach activator decreased on reduced volumes in the six months ended June 30, 2015, and our primary bleach activator customer advised us on March 18, 2015 that it would be terminating our supply contract at the end of 2015. Although the termination of our existing supply contract will adversely affect future revenue, discussions with our customer to extend our business relationship beyond that date are ongoing.

Revenues from performance chemicals customers decreased 4% for the first six months of 2015 as compared to the first six months of 2014 and accounted for approximately 6% of total revenues for the six months ended June 30, 2015. The decrease was due in part to reduced demand from various customers for three products which was partially offset by increased demand for two products.

Revenues from biofuels increased to $91,791,000 in the first six months of 2015 as compared to $87,351,000 in the first six months of 2014. Revenues from biofuels benefited in part from the sale of refined petroleum products on common carrier pipelines. Such sales totaled $31,543,000 and $1,478,000 in the first six months of 2015 and 2014, respectively. This increase was offset by a 2% lower sales volume of biodiesel and diesel in the first six months of 2015 as compared to the first six months of 2014, primarily as a result of reduced overall demand from our major customers and a significant average selling price reduction in the weakened renewable energy market, which tracked a global decline in fuel prices.

Cost of Goods Sold and Distribution

Total cost of goods sold and distribution for the first six months of 2015 were $139,827,000 as compared to $134,056,000 for the first six months of 2014, an increase of 4%, which compares to a 6% increase in revenues for the period.

Cost of goods sold and distribution for the six months ended June 30, 2015 for our chemicals segment totaled $46,029,000 as compared to $46,720,000 for the six months ended June 30, 2014. On a percentage basis, chemicals segment cost of goods sold and distribution decreased approximately 1% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This compares against a 6% increase in chemical segment revenue for the same comparison periods. This difference was largely a result of product mix and the benefit of the new proprietary herbicide plant which had startup problems in the first six months of 2014, and the benefit from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Regarding LIFO, significant deflation from the pricing indices we used resulted in a reduction to cost of goods sold of $1,042,000 in the 6 months ended June 30, 2015 and resulted in an increase in cost of goods sold of $388,000 in the 6 months ended June 30, 2014.

Cost of goods sold and distribution for the first six months of 2015 in our biofuels segment were $93,798,000 as compared to $87,336,000 for the first six months of 2014. On a percentage basis, cost of goods sold and distribution increased 7% versus a 5% increase in revenues.  This change was attributed to i) higher hedging losses in the first half of 2015 of $2,337,000 as compared to hedging losses of $294,000 in the first half of 2014 and ii) the significant RIN inventory that was generated in the first half of 2015 and not sold compared to RIN inventory held in the first half of 2014 and not sold. Benefiting cost of goods sold were adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Regarding LIFO, significant deflation from the pricing indices we used resulted in a reduction to cost of goods sold of $2,282,000 in the six months ended June 30, 2015 and resulted in an increase in cost of goods sold of $344,000 in the six months ended June 30, 2014.

Operating Expenses

Operating expenses increased 8% to $4,904,000 in the first six months of 2015 from $4,558,000 in the first six months of 2014. This increase was attributable to stock based compensation granted in May and September during 2014. No stock based compensation has been granted in 2015.

Provision for Income Taxes

The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities. Additionally, the effective tax rate for the six months ended June 30, 2015 reflects changes in estimates concerning FutureFuel’s unrecognized tax benefits. FutureFuel’s effective tax rate for the six months ended June 30, 2015 is lower than it would have been otherwise. This reduced rate is not expected to continue for the remainder of 2015.

Net Income

Net income for the six months ended June 30, 2015 increased 3% to $11,924,000 from $11,621,000 during the same period in 2014, due primarily to improved profit in the chemicals segment, and mostly offset by losses on derivative instruments, the increase in RIN inventory in the biofuels segment, reduced gains on marketable securities, and interest income.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three months ended June 30, 2015 and 2014 related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements were $15,216,000 and $18,204,000 for the six months ended June 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2015 and 2014 are set forth in the following chart.

(Dollars in thousands)

	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$34,860	$2,842
Net cash (used) in/provided by investing activities	$(10,590)	$5,646
Net cash used by financing activities	$(5,990)	$(10,399)

Operating Activities

Cash from operating activities increased from $2,842,000 of cash provided by operating activities in the first six months of 2014 to $34,860,000 of cash provided by operating activities in the first six months of 2015. This increase was primarily attributable to the change in our accounts receivable, including accounts receivable from related parties. In the first six months of 2015, the change in accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $26,526,000. In the first six months of 2014, the change in accounts receivable, including accounts receivable from related parties, increased cash from operating activities by $9,527,000. The decrease in accounts receivable balances in 2015 was primarily related to the cash received for the BTC that was retroactively reinstated in December 2014 to January 1, 2014. The decrease in accounts receivable balances in 2014 was primarily related to the timing and amount of sales made on a common carrier pipeline. Reducing this increase to cash from operating activities was an increase in inventory balances for the first six months of 2015 as compared to the increase in inventory balances for the first six months of 2014. In the first six months of 2015, inventory purchases decreased cash from operating activities by $10,635,000. In the first six months of 2014, changes in inventory carrying values decreased cash from operating activities by $25,177,000. The smaller increase in the inventory carrying value in the first six months of 2015 was primarily due to the timing and amount of purchases made on a common carrier pipeline.

Investing Activities

Cash used in investing activities was $10,590,000 in the first six months of 2015 as compared to cash provided by investing activities in the first six months of 2014 of $5,646,000. This change was primarily the result of net sales of marketable securities in the first six months of 2015 compared to the first six months of 2014. Such net sales totaled $14,698,000 in the first six months of 2014 and such net sales totaled $191,000 in the first six months of 2015. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Six months ended June 30, 2015	Six months ended June 30, 2014
Cash paid for capital expenditures and intangibles	$5,768	$5,715
Cash received as reimbursement of capital expenditures	(797)	(596)
Cash paid, net of reimbursement, for capital expenditures	$4,971	$5,119

Financing Activities

Cash used in financing activities decreased from $10,399,000 for the first six months of 2014 to $5,990,000 of cash used in financing activities in the first six months of 2015. This change is primarily the result of a decrease in cash used for dividend payments. In the first six months of 2014, dividends paid totaled $10,434,000. In the first six months of 2015, dividends paid totaled $5,247,000. Cash used for financing costs for the first six months of 2015 were $721,000 and no such costs existed in the first six months of 2014.

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

Dividends

In the first two quarters of 2015, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623,000 in the first quarter of 2015 and $2,624,000 in the second quarter of 2015, for aggregate dividend payments of $5,247,000 in the first six months of 2015.

In the first two quarters of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock. The regular cash dividend amounted to $5,201,000 in the first quarter of 2014 and $5,233,000 in the second quarter of 2014, for aggregate dividend payments of $10,434,000 in the first six months of 2014.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2015, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2015 and December 31, 2014, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $85,943,000 and $87,720,000 at June 30, 2015 and December 31, 2014, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2015 and December 31, 2014. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2015 or December 31, 2014 as they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2015 or 2014. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of June 30, 2015 and December 31, 2014, the fair values of our derivative instruments were a net liability in the amount of $5,353,000 and a net asset of $68,000, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2015. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit

Crude corn oil and yellow grease	131,869	LB	10%	$3,653	19.4%
Petrofuels	9,167	GAL	10%	$1,706	9.0%
Methanol	50,607	LB	10%	$962	5.1%
Electricity	50	MWH	10%	$282	1.5%
Natural Gas	673	MCF	10%	$220	1.2%
Coal	24	Ton	10%	$194	1.0%
Sodium methylate	4461	LB	10%	$189	1.0%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2015. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2015 or December 31, 2014 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (or the Exchange Act), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2015 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.3	Amendment to Commodity Trading Advisor Agreement dated as of June 1, 2015 between FutureFuel Chemical Company and Apex Oil Company, Inc.
10.20	Credit Agreement (incorporated by reference to Exhibit 10.20 to form 10-Q filed May 11, 2015)
10.21	Pledge & Security Agreement (incorporated by reference to Exhibit 10.21 to form 10-Q filed May 11, 2015)
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2014 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly
Paul A. Novelly, Chairman and Chief Executive Officer
Date: August 10, 2015

By:	/s/ Rose M. Sparks
Rose M. Sparks, Chief Financial Officer and Principal Financial Officer
Date: August 10, 2015