Form 10-Q
period 2015-09-30
FutureFuel Corp.
filed 2015-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________
Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri  63105

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2015: 43,712,388

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as at September 30, 2015, our audited consolidated balance sheet as at December 31, 2014, our unaudited consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and September 30, 2014, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2015 and December 31, 2014

(Dollars in thousands)

	(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$176,547	$124,079
Accounts receivable, inclusive of federal $1.00 per gallon blenders’ tax credit (“BTC”) of $0 and $28,954, net of allowances for bad debt of $0 and $0 at September 30, 2015 and December 31, 2014, respectively	19,768	50,135
Accounts receivable – related parties	32	1,173
Inventory	34,372	45,353
Income tax receivable	9,281	19,716
Prepaid expenses	391	1,670
Prepaid expenses – related parties	35	-
Marketable securities	70,887	87,720
Deferred financing costs	144	-
Other current assets	3,683	1,619
Total current assets	315,140	331,465
Property, plant and equipment, net	125,756	127,371
Intangible assets	1,408	-
Deferred financing costs	505	-
Other assets	2,962	2,652
Total noncurrent assets	130,631	130,023
Total Assets	$445,771	$461,488
Liabilities and Stockholders’ Equity
Accounts payable	$18,689	$30,386
Accounts payable – related parties	2	2,912
Current deferred income tax liability	3,838	11,003
Deferred revenue – short-term	2,296	1,940
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	6,504	4,649
Accrued expenses and other current liabilities – related parties	367	46
Total current liabilities	32,847	52,087
Deferred revenue – long-term	16,559	15,927
Other noncurrent liabilities	1,613	4,024
Noncurrent deferred income tax liability	29,064	30,441
Total noncurrent liabilities	47,236	50,392
Total liabilities	80,083	102,479
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,712,388 and 43,722,388, issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	4	4
Accumulated other comprehensive income	1,094	4,259
Additional paid in capital	278,592	277,652
Retained earnings	85,998	77,094
Total stockholders’ equity	365,688	359,009
Total Liabilities and Stockholders’ Equity	$445,771	$461,488

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30:
	2015	2014
		As reclassified
Revenue	$79,375	$93,418
Revenues – related parties	27,679	9,717
Cost of goods sold	96,977	59,964
Cost of goods sold – related parties	959	21,409
Distribution	320	817
Distribution – related parties	123	73
Gross profit	8,675	20,872
Selling, general, and administrative expenses
Compensation expense	1,346	1,425
Other expense	619	434
Related party expense	39	110
Research and development expenses	738	728
	2,742	2,697
Income from operations	5,933	18,175
Interest and dividend income	1,336	1,432
Interest expense	(42)	(6)
Loss on marketable securities	(269)	-
Other expense	(48)	(16)
	977	1,410
Income before income taxes	6,910	19,585
Provision for income taxes	2,060	8,134
Net income	$4,850	$11,451

Earnings per common share
Basic	$0.11	$0.26
Diluted	$0.11	$0.26
Weighted average shares outstanding
Basic	43,460,449	43,361,123
Diluted	43,461,286	43,387,238

Comprehensive Income
Net income	$4,850	$11,451
Other comprehensive loss from unrealized net losses on available-for-sale securities, net of tax benefit of $(799) in 2015 and of $(433) in 2014	(1,282)	(695)
Comprehensive income	$3,568	$10,756

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine months ended September 30:
	2015	2014
		As reclassified
Revenue	$207,880	$240,654
Revenues – related parties	57,859	12,717
Cost of goods sold	232,187	158,916
Cost of goods sold – related parties	3,766	54,532
Distribution	1,954	2,608
Distribution – related parties	299	263
Gross profit	27,533	37,052
Selling, general, and administrative expenses
Compensation expense	3,558	3,034
Other expense	1,800	1,601
Related party expense	165	321
Research and development expenses	2,123	2,299
	7,646	7,255
Income from operations	19,887	29,797
Interest and dividend income	4,008	5,369
Interest expense	(91)	(19)
Gain on marketable securities	1,202	2,900
Other (expense)/income	(170)	150
	4,949	8,400
Income before income taxes	24,836	38,197
Provision for income taxes	8,062	15,125
Net income	$16,774	$23,072

Earnings per common share
Basic	$0.38	$0.53
Diluted	$0.38	$0.53
Weighted average shares outstanding
Basic	43,418,243	43,352,552
Diluted	43,424,423	43,395,566

Comprehensive Income
Net income	$16,774	$23,072
Other comprehensive (loss)/income from unrealized net (losses)/gains on available-for-sale securities, net of tax benefit of $(1,973) in 2015 and net of tax of $656 in 2014	(3,165)	1,052
Comprehensive income	$13,609	$24,124

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30:
	2015	2014
Cash flows provided by operating activities
Net income	$16,774	$23,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,476	6,722
Amortization of deferred financing costs	72	-
(Benefit)/provision for deferred income taxes	(6,569)	2,132
Change in fair value of derivative instruments	1,755	1,923
Other than temporary impairment of marketable securities	606	-
Impairment of fixed assets	-	247
Gain on the sale of marketable securities	(1,808)	(2,900)
Stock based compensation	1,431	980
Losses on disposals of fixed assets	168	15
Noncash interest expense	20	19
Changes in operating assets and liabilities:
Accounts receivable	30,367	(4,870)
Accounts receivable – related parties	1,141	4,504
Inventory	10,981	(17,020)
Income tax receivable	10,435	3,536
Prepaid expenses	1,279	1,608
Prepaid expenses – related party	(35)	-
Accrued interest on marketable securities	13	118
Other assets	(310)	(3,012)
Accounts payable	(11,697)	5,429
Accounts payable – related parties	(2,910)	8,060
Accrued expenses and other current liabilities	1,855	(1,444)
Accrued expenses and other current liabilities – related parties	321	96
Deferred revenue	988	(2,729)
Other noncurrent liabilities	(2,431)	-
Net cash provided by operating activities	59,922	26,486
Cash flows from investing activities
Collateralization of derivative instruments	(3,832)	(4,465)
Purchase of marketable securities	(32,952)	(30,312)
Proceeds from the sale of marketable securities	45,849	32,945
Proceeds from the sale of fixed assets	-	3
Expenditures for intangible assets	(1,408)	-
Capital expenditures	(6,029)	(6,691)
Net cash provided by (used in) investing activities	1,628	(8,520)
Cash flows from financing activities
Minimum tax withholding on stock options exercised	(120)	(175)
Excess tax benefits associated with stock options	(371)	59
Deferred financing costs	(721)	-
Payment of dividends	(7,870)	(15,681)
Net cash used in financing activities	(9,082)	(15,797)
Net change in cash and cash equivalents	52,468	2,169
Cash and cash equivalents at beginning of period	124,079	86,463
Cash and cash equivalents at end of period	$176,547	$88,632

Cash paid for interest	-	-
Cash paid for income taxes	$13,377	$7,000

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

The biofuels business segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the company’s biodiesel and, from time to time, with no biodiesel added. Finally, FutureFuel is a shipper of refined petroleum products on common carrier pipelines and buys and sells petroleum products to maintain an active shipper status on these pipelines.

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

2)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2015	December 31, 2014
At average cost (approximates current cost)
Finished goods	$14,295	$25,369
Work in process	2,447	2,391
Raw materials and supplies	24,835	25,935
	41,577	53,695
LIFO reserve	(7,205)	(8,342)
Total inventory	$34,372	$45,353

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

In determining the LIFO cost of its inventory, FutureFuel relies on certain pricing indices.

In the three months ended September 30, 2015, these index values changed in such a way as to decrease FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded an increase in its LIFO reserve of $2,187, the offset of which was recorded as an increase to cost of goods sold of $1,334 in the biofuels segment and an increase of $853 in the chemicals segment for the three months ended September 30, 2015. Additionally, as a result of this LIFO adjustment, FutureFuel recorded a lower of cost or market adjustment of $192 in the three months ended September 30, 2015. This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold within the biofuels segment. For the three months ended September 30, 2014, FutureFuel recorded a decrease in its LIFO reserve of $22, the offset of which was recorded as a decrease to cost of goods sold of $12 in the biofuels segment and a decrease of $10 in the chemicals segment.

In the nine months ended September 30, 2015, these index values changed in such a way as to increase FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded a reduction in its LIFO reserve of $1,137, the offset of which was recorded as a reduction to cost of goods sold of $948 in the biofuels segment and a reduction of $189 in the chemicals segment for the nine months ended September 30, 2015.  Additionally, as a result of this LIFO adjustment, FutureFuel recorded a lower of cost or market adjustment of $192 in the nine months ended September 30, 2015. This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold within the biofuels segment. For the nine months ended September 30, 2014, FutureFuel recorded an increase in its LIFO reserve of $710, the offset of which was recorded as an increase to cost of goods sold of $332 in the biofuels segment and an increase of $378 in the chemicals segment.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment, and amounted to gains of $6,456 and $5,239 for the three months ended September 30, 2015 and 2014, respectively, and gains of $4,119 and $4,945 for the nine months ended September 30, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2015		December 31, 2014
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	(700)	$(1,612)	(350)	$(794)
Regulated fixed price future commitments, included in other current assets	(275)	$(75)	(225)	$862

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $5,296 and $1,464 at September 30, 2015 and December 31, 2014, respectively. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

4)	MARKETABLE SECURITIES

At September 30, 2015 and December 31, 2014, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,626	$76	$(1,019)	$9,683
Preferred stock	36,870	1,443	(174)	38,139
Trust preferred securities	15,944	1,214	(1)	17,157
Exchange traded debt instruments	5,710	198	-	5,908
Total	$69,150	$2,931	$(1,194)	$70,887

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$35,062	$5,214	$(1,526)	$38,750
Preferred stock	21,660	1,626	-	23,286
Trust preferred securities	18,920	1,285	(1)	20,204
Exchange traded debt instruments	5,292	192	(4)	5,480
Total	$80,934	$8,317	$(1,531)	$87,720

The aggregate fair value of instruments with unrealized losses totaled $13,955 and $15,688 at September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2015	December 31, 2014
Accrued employee liabilities	$5,008	$3,227
Accrued property, use, and franchise taxes	1,171	1,340
Other	692	128
Total	$6,871	$4,695

6)	BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $150,000 which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”).

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio			Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.25%	0.25%	0.15%
≥ 1.00:1.0	and	< 1.50:1.0	1.50%	0.50%	0.20%
≥ 1.50:1.0	and	< 2.00:1.0	1.75%	0.75%	0.25%
≥ 2.00:1.0	and	< 2.50:1.0	2.00%	1.00%	0.30%
≥ 2.50:1.0			2.25%	1.25%	0.35%

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement.  FutureFuel was in compliance with such covenants as of September 30, 2015.

There were no borrowings under this credit agreement at September 30, 2015 and there were no borrowings under the former credit agreement at December 31, 2014, which terminated on April 16, 2015.

7)	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended September 30:		Nine months ended September 30:
	2015	2014	2015	2014
Provision for income taxes	$2,060	$8,134	$8,062	$15,125
Effective tax rate	29.8%	41.5%	32.5%	39.6%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three and nine-month periods ended September 30, 2015 and September 30, 2014 reflect our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities. Additionally, the effective tax rate for the nine-months ended September 30, 2015 reflects changes in estimates concerning FutureFuel’s unrecognized tax benefits. FutureFuel’s effective tax rate for the nine-months ended September 30, 2015 is lower than it otherwise would have been. This reduced rate is not expected to continue for the remainder of 2015.

Unrecognized tax benefits totaled $517 and $2,981 at September 30, 2015 and December 31, 2014, respectively, and were included in other noncurrent liabilities on the balance sheet.

FutureFuel records interest and penalties net as a component of income tax expense. At September 30, 2015 and December 31, 2014, respectively, FutureFuel recorded $80 and $46 in accruals for interest and tax penalties.

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

We compute earnings per share using the two-class method in accordance with Accounting Standards Codification Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at September 30, 2015 or 2014.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and nine-month periods ended September 30, 2015 or 2014 as the vesting conditions had not been satisfied.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Basic and diluted earnings per common share were computed as follows:

	For the three months ended September 30:		For the nine months ended September 30:
	2015	2014	2015	2014
Numerator
Net income	$4,850	$11,451	$16,774	$23,072
Less: distributed earnings allocated to non-vested stock	(15)	(42)	(52)	(72)
Less: undistributed earnings allocated to non-vested restricted stock	(12)	(50)	(57)	(60)
Numerator for basic earnings per share	$4,823	$11,359	$16,665	$22,940
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	12	50	57	60
Less: undistributed earnings reallocated to non-vested restricted stock	(12)	(50)	(61)	(60)
Numerator for diluted earnings per share	$4,823	$11,359	$16,661	$22,940
Denominator:
Weighted average shares outstanding – basic	43,460,449	43,361,123	43,418,243	43,352,552
Effect of dilutive securities:
Stock options and other awards	837	26,115	6,180	43,014
Weighted average shares outstanding – diluted	43,461,286	43,387,238	43,424,423	43,395,566

Basic earnings per share	$0.11	$0.26	$0.38	$0.53
Diluted earnings per share	$0.11	$0.26	$0.38	$0.53

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine-months ended September 30, 2015 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 190,000 and 130,000 for the three and nine-months ended September 30, 2015, respectively. No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the three and nine-months ended September 30, 2014.

9)	SEGMENT INFORMATION

FutureFuel has two reportable segments organized along similar product groups – chemicals and biofuels.

Chemicals

FutureFuel’s chemicals segment manufactures diversified chemical products that are sold externally to third party customers. This segment is comprised of two components: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the customer location delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

	Three months ended September 30:		Nine months ended September 30:
	2015	2014	2015	2014
United States	$106,300	$100,925	$264,034	$247,314
All Foreign Countries	$754	$2,210	$1,705	$6,057
Total	$107,054	$103,135	$265,739	$253,371

For the three months ended September 30, 2015 and 2014, revenues from Mexico accounted for 0% and 2%, respectively, of total revenues. For the nine months ended September 30, 2015 and 2014, revenues from Mexico accounted for 0% and 2% of total revenues, respectively. Other than Mexico, revenues from a single foreign country during the three and nine-months ended September 30, 2015 and 2014 did not exceed 1% of total revenues.

Summary of business by segment

	Three months ended September 30:		Nine months ended September 30:
	2015	2014	2015	2014
Revenues:
Custom chemicals	$26,665	$40,633	$84,624	$94,206
Performance chemicals	4,942	4,306	13,880	13,618
Chemicals Revenues	31,607	44,939	98,501	107,824
Biofuels Revenues	75,447	58,196	167,238	145,547
Total Revenues	$107,054	$103,135	$265,739	$253,371

Segment gross profit:
Chemicals	$7,294	$17,824	$28,159	$33,989
Biofuels	1,381	3,048	(626)	3,063
Total gross profit	8,675	20,872	27,533	37,052
Corporate expenses	(2,742)	(2,697)	(7,646)	(7,255)
Income before interest and taxes	5,933	18,175	19,887	29,797
Interest and other income	1,336	1,432	5,210	8,419
Interest and other expense	(359)	(22)	(261)	(19)
Provision for income taxes	(2,060)	(8,134)	(8,062)	(15,125)
Net income	$4,850	$11,451	$16,774	$23,072

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2015 and December 31, 2014.

	Asset (Liability)
		Fair Value Measurements using inputs considered as:
Description	Fair Value at September 30, 2015	Level 1	Level 2	Level 3
Derivative instruments	$(1,687)	$(1,687)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$70,887	$70,887	$-	$-

	Asset (Liability)
		Fair Value Measurements using inputs considered as:
Description	Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Derivative instruments	$68	$68	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$87,720	$87,720	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11)	Reclassifications from Accumulated Other Comprehensive Income:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and nine months ended September 30, 2015 and 2014.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and Losses on Available-for-Sale Securities For the three and nine months ended September 30, 2015 and 2014 (net of tax)
	2015	2014
Balance at June 30	$2,376	$9,183
Other comprehensive loss before reclassifications	(1,448)	(695)
Amounts reclassified from accumulated other comprehensive income	166	-
Net current-period other comprehensive loss	(1,282)	(695)
Balance at September 30	$1,094	$8,488

	2015	2014
Balance at December 31	$4,259	$7,436
Other comprehensive (loss)/gain before reclassifications	(2,425)	4,571
Amounts reclassified from accumulated other comprehensive income	(740)	(3,519)
Net current-period other comprehensive (loss)/gain	(3,165)	1,052
Balance at September 30	$1,094	$8,488

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and nine-months ended September 30, 2015 and 2014:

	Reclassification from Accumulated Other Comprehensive Income
	Three months ended September 30, 2015	Nine months ended September 30, 2015	Affected Line Item in Statement of Operations
Unrealized (loss)/gain on available-for-sale securities	$(269)	$1,202	(Loss)/gains on marketable securities
Total before tax	(269)	1,202
Tax benefit/(provision)	103	(462)
Total reclassifications	$(166)	$740

	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$-	$5,713	Gains on marketable securities
Total before tax	-	5,713
Tax provision	-	(2,194)
Total reclassifications	$-	$3,519

12)	LEGAL MATTERS

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

As previously disclosed, related party costs of goods sold for the three and nine-months ended September 30, 2014 have been reclassified from their prior presentation. For revised prior period comparative information, please see Note 19 – “Related party transactions” in the notes to consolidated financial statements in our Form 10-K for the year ended December 31, 2014.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14)	INTAGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $0, respectively, as of September 30, 2015 and 2014. The Company will test the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20.

15)	RECENTLY ISSUED ACCOUNTING STATEMENTS

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for periods on or after December 15, 2016 and will be applied prospectively. Early adoption is permitted. FutureFuel is currently evaluating the impact on its financial position, results of operations, and related disclosures.

In April 2015, the FASB issued new guidance for debt issuance costs as a part of the simplification and productivity initiative. Under this guidance, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements that may be deferred and for presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is to be applied on a retrospective basis and reported as a change in an accounting principle. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. FutureFuel has shown the payment of these debt issuance costs as an asset.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts expressed as numbers in this MD&A (except per share amounts) are in thousands.

Certain tables may not add due to rounding.

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

Overview

Our company is managed and reported in two reporting segments: chemicals segment and biofuels segment. Within the chemicals segment are two product groupings: custom chemicals and performance chemicals. The custom product group is comprised of specialty chemicals manufactured for a single customer whereas the performance product group is comprised of chemicals manufactured for multiple customers. The biofuels segment is comprised of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended September 30, 2015	Three months ended September 30, 2014	Dollar Change	% Change
Revenues	$107,054	$103,135	$3,919	3.8%
Income from operations	$5,933	$18,175	$(12,242)	(67.4%)
Net income	$4,850	$11,451	$(6,601)	(57.6%)
Earnings per common share:
Basic	$0.11	$0.26	$(0.15)	(57.7%)
Diluted	$0.11	$0.26	$(0.15)	(57.7%)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$996	$671	$325	48.4%
Adjusted EBITDA	$2,592	$15,902	$(13,310)	(83.7%)

	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Dollar Change	% Change
Revenues	$265,739	$253,371	$12,368	4.9%
Income from operations	$19,887	$29,797	$(9,910)	(33.3%)
Net income	$16,774	$23,072	$(6,298)	(27.3%)
Earnings per common share:
Basic	$0.38	$0.53	$(0.15)	(28.3%)
Diluted	$0.38	$0.53	$(0.15)	(28.3%)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$5,967	$5,790	$177	3.1%
Adjusted EBITDA	$24,745	$32,719	$(7,975)	(24.4%)

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results, while isolating the effects of certain items, including depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and gains and losses on derivative instruments, which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product.

We enter into commodity derivative instruments primarily to protect our operations from downward movements in commodity prices, and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended September 30:		Nine months ended September 30:
	2015	2014	2015	2014
Adjusted EBITDA	$2,592	$15,902	$24,745	$32,719
Depreciation and amortization	(2,640)	(2,195)	(7,548)	(6,722)
Non-cash stock-based compensation	(477)	(776)	(1,431)	(980)
Interest and dividend income	1,336	1,432	4,008	5,369
Interest expense	(42)	(6)	(91)	(19)
Losses on disposal of property and equipment	(46)	(11)	(168)	(15)
Gains on derivative instruments	6,456	5,239	4,119	4,945
(Losses)/gains on marketable securities	(269)	-	1,202	2,900
Income tax expense	(2,060)	(8,134)	(8,062)	(15,125)
Net income	$4,850	$11,451	$16,774	$23,072

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Nine months ended September 30:
	2015	2014
Adjusted EBITDA	$24,745	$32,719
Amortization of deferred financing costs	(72)	-
(Provision)/benefit from deferred income taxes	(6,569)	2,132
Impairment of fixed assets	-	247
Interest and dividend income	4,008	5,369
Income tax expense	(8,062)	(15,125)
Gains on derivative instruments	4,119	4,945
Change in fair value of derivative instruments	1,755	1,923
Changes in operating assets and liabilities, net	39,997	(5,724)
Other	1	-
Net cash provided by operating activities	$59,922	$26,486

Results of Operations

	Three months ended September 30:				Nine months ended September 30:
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Sales	$107,054	$103,135	$3,919	3.8%	$265,739	$253,371	$12,368	4.9%
Volume/product mix effect			23,595	22.9%			62,884	24.8%
Price effect			(19,676)	(19.1%)			(50,516)	(19.9%)

Gross profit	$8,675	$20,872	$(12,197)	(58.4%)	$27,533	$37,052	$(9,519)	(25.7%)

Consolidated sales revenue in the three and nine months ended September 30, 2015 increased $3,919 and $12,368, compared to the three and nine months ended September 30, 2014, respectively. This increase was primarily from increased sales volume in the biofuels segment offset by lower biofuels sales prices and lower chemicals segment sales. The reduction to the chemicals segment revenue was primarily attributed to the graphite powder contract termination payment of $8,816, which was recorded in revenue in the third quarter of 2014 and did not recur in 2015.

Gross profit in the three and nine months ended September 30, 2015 decreased to $8,675 and $27,533 compared to $20,872 and $37,052 for the three and nine months ended September 30, 2014, respectively. These decreases resulted from: i) the before mentioned contract termination payment of $8,816, which benefited the third quarter of 2014 and did not recur in 2015; ii) reduced chemicals sales volumes of the bleach activator laundry additive partially offset by improved margins in other custom chemicals; iii) reduced profitability on biodiesel as feedstock prices decreased at a slower rate than the selling price; and iv) reduced profitability on common carrier pipeline activity consistent with the global decline in the fuel market. Furthermore, our gross profit was impacted by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Please see footnote 2 to our consolidated financial statements for the three and nine months ended September 30, 2015 for a detailed discussion of the impact of these adjustments on gross profit.

Chemicals Segment

	Three months ended September 30:					Nine months ended September 30:
			Change					Change
	2015	2014	$	%		2015	2014	$	%
Sales	$31,607	$44,939	$(13,332)	(29.7%	)	$98,501	$107,824	$(9,323)	(8.6%	)
Volume/product mix effect			(13,035)	(29.0%	)			(8,875)	(8.2%	)
Price effect			(297)	(0.7%	)			(448)	(0.4%	)

Gross profit	$7,294	$17,824	$(10,530)	(59.1%	)	$28,159	$33,989	$(5,830)	(17.2%	)

Sales revenue in the three months ended September 30, 2015 declined by $13,332 compared to the three months ended September 30, 2014. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended September 30, 2015 totaled $26,665, a decline of $13,968 from the comparable period in 2014. This decline was primarily attributed to the graphite powder contract termination payment of $8,816, which was recorded in revenue in the third quarter of 2014 and did not recur in the third quarter of 2015. The decline in sales revenue was further due to continued reductions in the sales of the bleach activator laundry additive sold to Procter & Gamble ("P&G"). Our agreement with P&G for sales of the bleach activator laundry additive (entered into by our subsidiary, FutureFuel Chemical Company) was set to expire on December 31, 2015. On September 30, 2015, FutureFuel Chemical Company signed a contract amendment to extend the supply of the bleach activator laundry detergent additive through 2018. The amendment provides for sales of the product to P&G in reduced volumes with adjusted pricing during 2015-2018 to account for revised market conditions. We do not anticipate that sales of the bleach activator laundry detergent additive to P&G will account for 10% or more of our consolidated revenues going forward. Also, we acquired certain intellectual property rights related to the bleach activator product, which we anticipate will support sales of this product to other customers. To the extent such sales are realized, we anticipate reporting such sales as a component of our performance chemicals segment. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $4,942 in the three months ended September 30, 2015, an increase of $636 from the three months ended September 30, 2014. This increase was due to improved sales of glycerin products, which offset declines in sales of polymer modifier products.

Sales revenue in the nine months ended September 30, 2015 declined compared to the revenue in the nine months ended September 30, 2014 by $9,323. Sales revenue for our custom chemicals declined $9,585. This decline was primarily attributed to the graphite powder contract termination payment of $8,816, which was recorded in revenue in 2014 and did not recur in 2015. Additionally, sales revenue declines were experienced due to continued declines in our bleach activator laundry additive business. Increased sales revenue from herbicide intermediates, antimicrobial intermediates and fuel additive products helped offset these declines by $12,916. Performance chemicals sales revenues increased 2% to $13,880 for the nine months ended September 30, 2015 due to improved sales of glycerin products, which were offset by declines in sales of polymer modifier products.

Gross profit for the Chemicals segment for the three months ended September 30, 2015 decreased by $10,530 when compared to the three months ended September 30, 2014. This decrease was primarily from the above mentioned termination payment of $8,816, which was recorded in revenue in the third quarter of 2014 and did not recur in 2015. Furthermore, gross profit in the Chemicals segment for the three months ended September 30, 2015 was impacted by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Please see footnote 2 to our consolidated financial statements for the three months ended September 30, 2015 for a detailed discussion of the impact on gross profit.

Gross profit for the Chemicals segment for the nine months ended September 30, 2015 decreased by $5,830 when compared to the nine months ended September 30, 2014. This decrease was primarily from the above mentioned termination payment of $8,816, which was recorded in revenue in the third quarter of 2014 and did not recur in 2015, as well as declines in the bleach activator laundry detergent additive. This decrease was offset by net gross profit improvements in Custom chemicals due to growth in herbicide intermediate, antimicrobial intermediates and fuel additive products.

Biofuels Segment

	Three months ended September 30:				Nine months ended September 30:
			Change				Change
	2015	2014	$	%	2015	2014	$	%
Sales	$75,447	$58,196	$17,251	29.6%	$167,238	$145,547	$21,691	14.9%
Volume/product mix effect			36,630	62.9%			71,759	49.3%
Price effect			(19,379)	(33.3%)			(50,068)	(34.4%)

Gross profit	$1,381	$3,048	$(1,667)	(54.7%)	$(626)	$3,063	$(3,689)	(120.4%)

Sales revenue in the three months ended September 30, 2015 increased $17,251 when compared to the three months ended September 30, 2014. This increase was primarily from increased sales volume on common carrier pipelines. Such sales on common carrier pipelines totaled $27,689 and $11,104 in the three months ended September 30, 2015 and 2014, respectively. We also experienced a slight increase in sales revenue of biodiesel and diesel blends in the third quarter of 2015 as compared to the third quarter of 2014.

Sales revenue in the nine months ended September 30, 2015 increased to $167,238 from $145,547 in the nine months ended September 30, 2014. The increase was primarily from increased sales volume on common carrier pipelines with a net increase of $46,650. The increase in sales volumes of biodiesel and diesel blends were more than offset by the reduction in selling price which resulted in a net decrease in sales revenue of $24,959 in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This decline was driven by the continued weakened renewable energy market, which tracked a global decline in fuel prices.

Revenues from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions.

A portion of our biodiesel sold in 2015 and 2014 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended September 30, 2015 decreased $1,667 when compared to the three months ended September 30, 2014. Profits decreased primarily from: i) reduced profitability experienced on common carrier pipelines ii) feedstock prices declining at a slower pace than biodiesel selling prices; iii) RIN prices declining; iv) nationwide energy prices decreasing; and v) increased production levels in the industry as a whole in anticipation of a retroactive reinstatement of the $1.00 biodiesel blenders’ tax credit (BTC). Also influencing the decline in the third quarter 2015 profit in comparison to the third quarter of 2014 were adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Please see footnote 2 to our consolidated financial statements for the three months ended September 30, 2015 for a detailed discussion of the impact of these adjustments on gross profit.

Biofuels gross profit in the nine months ended September 30, 2015 decreased $3,689 compared to the nine months ended September 30, 2014. This decline was primarily from the same four items detailed in the proceding paragraph. Benefiting biofuels gross profit in the nine month period of 2015 as compared to the same period in 2014 were adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Please see footnote 2 to our consolidated financial statements for the nine months ended September 30, 2015 for a detailed discussion.

Additionally, gross profit benefited from gains on derivative instruments of $6,456 and $5,239 for the three months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2015 and 2014, gross profit gains on derivatives were $4,119 and $4,945, respectively. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet.  FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. None of the derivative instruments are designated and accounted for as hedges due primarily to the extensive record keeping requirements.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	Asset (Liability)
	September 30, 2015		December 31, 2014
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets*	(700)	$(1,612)	(350)	$(794)
Regulated fixed price future commitments, included in other current assets*	(275)	$(75)	(225)	$862

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Operating Expenses

Operating expenses were $2,742 and $2,697 in the three months ended September 30, 2015 and 2014, respectively, and $7,646 and $7,255, in the nine months ended September 30, 2015 and 2014, respectively. The increase in the nine month comparison period was attributed to the timing of recognition in stock compensation expense incurred in 2015 as compared to 2014.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2015 and 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities.

The effective tax rate for the nine months ended September 30, 2015 and 2014 reflects our expected tax rate on reported operating earnings before income tax and reflects the elimination of the small agri-biodiesel producer tax credit and the elimination of the tax credit for increasing research activities. Additionally, the effective tax rate for the nine months ended September 30, 2015 reflects changes in estimates concerning FutureFuel’s unrecognized tax benefits. FutureFuel’s effective tax rate for the nine months ended September 30, 2015 is lower than it otherwise would have been. This reduced rate is not expected to continue for the remainder of 2015.

Net Income

Net income for the quarter ended September 30, 2015 decreased 57.6% or $6,601 as compared to the same quarter in 2014, due primarily to the following after-tax items: (i) the graphite powder contract termination payment of $5,430 that was recognized in the third quarter of 2014 and did not recur in the third quarter 2015 and (ii) the $1,347 increase in cost of goods sold from adjustments in the carrying value of inventory as determined utilizing the LIFO method of inventory accounting.

Net income for the nine months ended September 30, 2015 decreased 27.3% or $6,298 during the same period in 2014, due primarily to the above mentioned contract termination payment.

Critical Accounting Estimates

Revenue Recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written contracts. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. However, all of our products are tested for quality before shipment, and historically returns have been inconsequential. We do not offer rebates or other warranties.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three months ended September 30, 2015 and 2014 related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $23,350 and $32,029 for the nine months ended September 30, 2015 and 2014, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2015 and 2014 are set forth in the following chart.

(Dollars in thousands)

	Nine months ended September 30:
	2015	2014
Net cash provided by operating activities	$59,922	$26,486
Net cash provided by (used in) investing activities	$1,628	$(8,520)
Net cash used by financing activities	$(9,082)	$(15,797)

Operating Activities

Cash from operating activities increased from $26,486 of cash provided by operating activities in the first nine months of 2014 to $59,922 of cash provided by operating activities in the first nine months of 2015. This increase was primarily attributable to the change in our accounts receivable, including accounts receivable from related parties. In the first nine months of 2015, the change in accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $31,508. In the first nine months of 2014, the change in accounts receivable, including accounts receivable from related parties, decreased cash from operating activities by $366. The increase in cash from accounts receivable balances in 2015 as compared to 2014 was primarily related to the cash received for the BTC that was retroactively reinstated in December 2014 to January 1, 2014.

Investing Activities

Cash provided by investing activities was $1,628 in the first nine months of 2015 as compared to cash used in investing activities in the first nine months of 2014 of $8,520. This change was primarily the result of net sales of some marketable securities in the first nine months of 2015 compared to the first nine months of 2014. Such net sales totaled $2,633 in the first nine months of 2014 and such net sales totaled $12,897 in the first nine months of 2015. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Nine months ended September 30:
	2015	2014
Cash paid for capital expenditures and intangibles	$7,437	$6,691
Cash received as reimbursement of capital expenditures	(1,470)	(901)
Cash paid, net of reimbursement, for capital expenditures	$5,967	$5,790

Financing Activities

Cash used in financing activities decreased from $15,797 for the first nine months of 2014 to $9,082 of cash used in financing activities in the first nine months of 2015. This change is primarily the result of a decrease in cash used for dividend payments. In the first nine months of 2014, dividends paid totaled $15,681. In the first nine months of 2015, dividends paid totaled $7,870. Cash used for financing costs for the first nine months of 2015 were $721 and no such costs existed in the first nine months of 2014.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020 and replaces a $50 million asset-based line of credit with a commercial bank that was terminated upon commencement of the new line. See Note 6 – “Borrowings” in the Notes to our condensed consolidated financial statements for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2015, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend was $2,623 in the first quarter of 2015, $2,624 in the second quarter of 2015, and $2,623 in the third quarter of 2015, amounting to aggregate dividend payments of $7,870 in the first nine months of 2015.

In the first three quarters of 2014, we paid a regular cash dividend in the amount of $0.12 per share on our common stock. The regular cash dividend was $5,201 in the first quarter of 2014, $5,233 in the second quarter of 2014, and $5,247 in the third quarter of 2014, amounting to aggregate dividend payments of $15,681 in the first nine months of 2014.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2015 and December 31, 2014, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $70,887 and $87,720 at September 30, 2015 and December 31, 2014, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2015 and December 31, 2014. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2015 or December 31, 2014 because they do not meet the definition of a derivative instrument as defined under accounting principles generally accepted in the U.S. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on our costs and, as described elsewhere herein, we have passed some price increases along to our customers. However, we are subject to certain market risks as described below.

Market risk represents the potential loss arising from adverse changes in market rates and prices. Commodity price risk is inherent in the chemicals and biofuels business both with respect to inputs (electricity, coal, raw materials, biofuels feedstock, etc.) and outputs (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer. Such price protections are not always obtained, however, and some raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2015 or 2014. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of September 30, 2015 and December 31, 2014, the fair values of our derivative instruments were a net liability in the amount of $1,687 and a net asset of $68, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2015. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	221,079	LB	10%	$6,102	22.2%
Petrofuels	15,253	GAL	10%	$2,690	9.8%
Methanol	87,065	LB	10%	$1,654	6.0%
Electricity	79	MWH	10%	$471	1.7%
Natural Gas	992	MCF	10%	$320	1.2%
Sodium methylate	7,089	LB	10%	$301	1.1%
Coal	34	Ton	10%	$268	1.0%

     (a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2015.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2015 or December 31, 2014 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2015 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
10.1

Fifth Amendment to the Purchase Agreement made and entered into as of September 30, 2015 between The Procter & Gamble Manufacturing Company, Procter & Gamble International Operations SA, Procter & Gamble International Operations SA Singapore Branch, Procter & Gamble Home Products Limited, as buyer, and FutureFuel Chemical Company, as seller (portions of the exhibit have been omitted pursuant to a request for confidential treatment).

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

Special Note Regarding Forward Looking Information

This report, and the documents incorporated by reference into this report contain forward-looking statements. Forward-looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance. Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements. In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

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

Date: November 9, 2015

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer and Principal Financial Officer

Date: November 9, 2015