Form 10-K
period 2015-12-31
FutureFuel Corp.
filed 2016-03-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8235 Forsyth Blvd., 4th Floor

Clayton, Missouri 63105

(Address of Principal Executive Offices, including Zip Code)

(314) 854 - 8385

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

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $283,248,378

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,715,832

Table of Contents

PART I

Item 1.  Busines

General Development of the Business

The Company

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly owned subsidiaries) is a Delaware corporation.

Prior to 2011, our shares of common stock were quoted on the Over-the-Counter Bulletin Board (or OTC Bulletin Board). On March 8, 2011, the New York Stock Exchange (or “NYSE”) approved the listing of our common stock for trading on the exchange. Trading of our common stock on the NYSE commenced on March 23, 2011 under the symbol “FF”.

We distributed normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2015. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2016.

FutureFuel Chemical Company

FutureFuel Chemical Company, a wholly owned subsidiary of FutureFuel Corp., is a Delaware corporation and manufactures diversified chemical products, bio-based products comprised of biofuels, and bio-based specialty chemical products. We report FutureFuel Chemical Company’s operations in two reporting segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The biofuels segment primarily produces and sells biodiesel to its customers.

The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers. We have actively worked to develop our chemicals business with new customers in more diversified growth markets.

Growth of our specialty chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive specialty chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements to enable us to take advantage of growth opportunities in the worldwide chemical industry.

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 million gallons per year. The plant ran at a reduced rate during 2015 as a result of the weakened market conditions for renewable fuel. Future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether government mandates with respect to biodiesel usage remain in effect; (iii) whether certain tax credits with respect to biodiesel production remain in effect; and (iv) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 15 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2015, December 31, 2014, and December 31, 2013. Unless otherwise stated, all dollar amounts are in thousands. The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2015, 2014, and 2013; (ii) our consolidated net income for the years ended December 31, 2015, 2014, and 2013; and (iii) our total assets at December 31, 2015, 2014, and 2013.

(Dollars in thousands)

Period	Revenues from External Customers	Net Income	Total Assets
Year ended December 31, 2015	$299,611	$46,421	$489,109
Year ended December 31, 2014	$341,838	$53,200	$461,488
Year ended December 31, 2013	$444,919	$74,034	$414,447

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (“GAAP”): chemicals and biofuels. We do not allocate net income and total assets between these two business segments, however, revenues from external customers and gross profit are allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

Period	Revenues from Chemical Segment	Revenues from Biofuels Segment	Total Revenues from External Customers	Gross Margin from Chemical Segment	Gross Margin from Biofuels Segment	Total Gross Margin
Year ended December 31, 2015	$125,848	$173,763	$299,611	$35,452	$21,594	$57,046
Year ended December 31, 2014	$146,146	$195,692	$341,838	$46,062	$19,911	$65,973
Year ended December 31, 2013	$161,501	$283,418	$444,919	$54,708	$45,457	$100,165

See Note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross profit to arrive at net income.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105. Our telephone number is (314) 854-8385. FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680. Its telephone number is (870) 698-3000.

Plant Location

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

Operations

For the year ended December 31, 2015, approximately 58% of our revenue was derived from biofuels, 36% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 6% of revenues from multi-customer specialty chemicals (“performance chemicals”).

Our biofuels business segment primarily involves the production and sale of biodiesel and petrodiesel blends and the buying, selling, and shipping of refined petroleum products on common carrier pipelines. Custom chemicals manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Our custom chemicals manufacturing product portfolio includes agrochemicals and intermediates, detergent additives, biocides intermediates, specialty polymers, dyes, stabilizers, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dye-ability to nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

We are committed to growing our biofuels and chemical businesses. For the biofuels business segment, we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. For our chemicals segment, we intend to pursue commercialization of other products, including building block chemicals. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments.

Biofuels Business Segment

Biofuel Products

Our biofuels business segment began in 2005 and primarily produces and sells biodiesel. In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added. Our biofuels segment also includes the financial results of a granary in central Arkansas that we acquired in March 2009. Finally, we are a shipper of refined petroleum products on common carrier pipelines, and we buy and sell petroleum products to maintain our active shipper status on these pipelines.

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

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. In 2009, we began offering B100, biodiesel blended with petrodiesel (B2, B5, B10, and B20 blends), and petrodiesel at our leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

Biodiesel Production/Capacity

While biodiesel can be made from various renewable sources, the choice of feedstock to be used at any particular facility is determined primarily by the price and availability of each feedstock variety, the yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility. In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock. EIA, Monthly Biodiesel Production Report, http://www.eia.gov/biofuels/biodiesel/production.

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its relatively low price. See ibid. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae. See http://www.emerging-markets.com/biodiesel/index.html. Accordingly, we redesigned our continuous line to produce biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids. From the redesigned line, the plant has demonstrated a production capacity in excess of 58 million gallons of biodiesel per year.

Legislative Incentives

The acceptance of biodiesel in the United States in the latter part of the 20th century and continuing into this century has been driven to a great degree by legislative initiatives at both the federal and state levels.

Federal Renewable Fuels Mandate

The largest incentive at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (the “2005 Act”). The 2005 Act included a number of provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the “renewable fuels standard” or “RFS”) to be included in the nationwide gasoline and diesel pool. More specifically, the RFS requires a specific amount of renewable fuel to be used each year in the nationwide gasoline and diesel pool. The volume increased each year, from 4 billion gallons per year in 2006 to 16.55 billion gallons per year in 2013. The 2005 Act required the Environmental Protection Agency (the “USEPA”) to publish “renewable fuel obligations” applicable to refiners, blenders, and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that applies to all categories of refiners, blenders, and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of gasoline it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period began on September 1, 2007. No differentiation was made among the various types of renewable fuels (e.g., biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biodiesel mandate rose annually and reached 1.28 billion gallons per year in 2013. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. On November 30, 2015, the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2014, 2015, and 2016 for cellulosic biofuel, biomass based diesel, advanced biofuel, and total renewable fuel.

The USEPA also finalized the volume requirement for biomass-based diesel in 2017. Biodiesel standards grew steadily over the next two years increasing to 2 billion gallons by 2017 as shown in the following table.

	Final Renewable Fuel Volumes (1) (2)
	2014	2015	2016	2017
Cellulosic biofuel (million gallons)	33	123	230	n/a
Biomass-based diesel (billion gallons)	1.63	1.73	1.90	2.00
Advanced biofuel (billion gallons)	2.67	2.88	3.61	n/a
Renewable fuel (billion gallons)	16.28	16.93	18.11	n/a

(1)	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.

(2)	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2014-2015-and-2016-and-biomass-based

U.S. biomass-based diesel production, of which biodiesel represents a significant amount, exceeded the federal mandate from 2011 through 2015 as shown in the following chart:

Biomass Production Source: Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at http://www.epa.gov/fuels-registration-reporting-and-compliance-help/2015-renewable-fuel-standard-data.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon blenders’ tax credit (“BTC”) applicable to all biodiesel. Although this credit has lapsed and been reinstated numerous times over the last decade, in late 2015 the BTC was reinstated retroactively to January 1, 2015 and will remain in place through at least December 31, 2016.

We also benefit from a “small” agri-biodiesel producers’ tax credit for production in capacity not in excess 60 million gallons per year. This credit of $0.10 per gallon applies to the first 15 million gallons of agri-biodiesel sold. See https://www.irs.gov/pub/irs-pdf/i8864.pdf. Like the BTC, the small agri-biodiesel credit is currently effective and will remain in place through December 31, 2016.

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

The federal government offers other programs that benefit our biofuels segment, such as the alternative fuel infrastructure credit, the clean school bus program, and the national clean diesel program.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was enacted which, among other things, appropriated monies to support various investments and offered incentives (such as tax credits, grant programs, and other funding) for projects related to alternative fuels, energy independence, and renewable energy technologies. For example, the Department of Energy was provided with $800 million for projects related to biomass, and $2 billion was made available for grants for manufacturing advanced battery systems and electric vehicle components to support domestic manufacturing of advanced lithium ion batteries and hybrid electric systems. We were the recipient of a portion of these grants. See the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. - Department of Energy Grant” beginning at page 40 below.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2015. However, we intend to apply for the credit in future years when and as such credit is available.

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

Quality

For quality specification purposes, and to qualify for the federal mandate, biodiesel must meet the requirements of American Society for Testing and Materials (“ASTM”) D6751. This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware. See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, R.L. McCormick et. al., Oct. 2009. All biodiesel manufactured at our Batesville plant is tested in on-site quality control laboratories and confirmed to meet, and typically exceed, the ASTM D6751 standard. Because our biodiesel exceeds industry standard specifications, we appeal to a broader customer base than our competitors.

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

We generate RINs with our biodiesel. At times, we sell biodiesel with the RIN attached to the fuel. If we blend the biodiesel with petrodiesel in blends of B80 or less (e.g., B5 or B20), we can either sell the RINs with our blended biodiesel or we can sell them as a separate, free-standing instrument removed from the biodiesel. The decision of whether or not to separate the RINs from the blended biodiesel depends on the desires of the customer and market conditions for separated RINs, particularly, market prices. While biodiesel RINs continue to be traded through market makers, no assurances can be given that a separate market for RINs will be sustained or what value will be realized upon the sale of biodiesel RINs.

The USEPA issued a proposed rule on February 21, 2013 to establish a voluntary Quality Assurance Program (“QAP”) to verify the validity of renewable identification numbers under the RFS Program. We voluntarily registered in the program as a QAP B participant in 2013. On July 18, 2014, the USEPA issued the final rule. All of our 2013, 2014, and 2015 RINs were verified in accordance with the final rule. See https://www.gpo.gov/fdsys/pkg/FR-2014-07-18/pdf/2014-16487.pdf.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Increased production of biodiesel in Brazil, Argentina, Indonesia, and Malaysia resulted in excess glycerin being produced by the biodiesel industry in 2015. See http://www.icis.com/resources/news/2015/12/31/9952515/outlook-16-us-glycerine-market-faces-long-supply/. Crude glycerin as generated from biodiesel production is commonly sold into the feed market for limited value, the price of which is determined by supply and corn commodity prices.

Biodiesel producers may sell their crude glycerin to large refineries for upgrading. Because of the influx of crude glycerin into the market from biodiesel producers, producers currently are receiving only minimal value for this byproduct. Crude glycerin can be refined into a pure form and then used in higher value markets such as specialty chemical production, agricultural chemistry, food, pharmaceutical, and/or cosmetic applications. In 2014, we added the capability to refine our crude glycerin to an industrial grade with higher value applications. We currently market both crude and industrial grade glycerin, with our product mix dependent upon refining capacity, product specifications, prices, and other market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We utilize distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. This is a low priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of December 8, 2015, there were 166 biodiesel plants in existence in the United States. These plants had a combined annual nameplate production capacity of 2,756.06 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/. An additional 15 plants were under construction with a combined nameplate production capacity of 326.25 million gallons, for a total built-out capacity of 3,082.31 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/construction/.

Because both current and anticipated biodiesel production capacities exceed the federal mandate, we believe that price competition and their biodiesel industry will continue to be highly competitive.

The majority of biodiesel nameplate production capacity was built to use higher cost crude vegetable oil, usually soybean oil, as its only feedstock. Many of these plants are being consolidated and retrofitted to accommodate lower cost feedstocks.

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

For the twelve months ended December 31, 2015 and 2014, two of our customers represented approximately 57% and 52% of our biofuels revenues (33% and 30% of total revenues), respectively, with the remaining biofuels revenues spread across multiple other customers. We do not have a contract with either primary customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by this customer at prices based upon then-prevailing market rates. We do not believe that the loss of either customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

In 2015, U.S. imports of biodiesel rose approximately 30% to an estimated 670 million gallons from 510 million gallons in 2014. As imports continue to take a larger share of the U.S. market, the U.S. biodiesel industry continues to lobby for a reformation of the BTC as a U.S. domestic production credit. Biodiesel Production Rises in 2015 as Consumers Seek Cleaner Fuels. The National Biodiesel Board. January 25, 2016.

Competition

We compete with other producers of biodiesel locally, regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The largest producers in terms of production capacity of biodiesel in the United States in 2015 were Renewable Energy Group, Inc., RBF Port Neches LLC, Green Earth Fuels of Houston LLC, Louis Dreyfus Agricultural Industries LLC, Archer Daniels Midland Co. - Velva, Elevance Natchez Inc., Delta BioFuels Inc., FutureFuel Chemical Company, Ag Processing Inc., and Cincinnati Renewable Fuels LLC. See http://www.biodieselmagazine.com/plants/listplants/USA/. Additionally, we compete with numerous other smaller producers and evolving cellulosic based biodiesel technologies.

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

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry and large petroleum companies have greater resources than we do. Without government incentives and requirements, biodiesel would likely be more expensive than petroleum-based diesel, making it difficult for biodiesel to compete with petroleum-based diesel on price.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base, which includes crude corn oil producers and pork, chicken, and beef rendering facilities from both national and regional suppliers. Crude corn oil has been sourced from several national and regional producers. All feedstocks are currently supplied by either rail or truck. We believe that an adequate supply of feedstocks can be sourced to support our anticipated production.

We sell biodiesel from our plant site as well as ship it to liquid bulk storage facilities for further distribution. Sales from our plant site are made by railcar and tank truck. Biodiesel is being delivered by Company-owned tank trucks and common carriers to a liquid bulk storage facility leased by us for distribution there and for further transportation by barge or tank truck.

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in northern and Midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel. This seasonal fluctuation has been strongest for biodiesel made from animal fats and used cooking oils. Biodiesel made from such feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from vegetable oils such as soybean, canola, or crude corn oil. This higher cloud point may cause cold weather performance issues. This historical seasonality appears to be decreasing as biodiesel blends are used in cold Midwestern states throughout the year.

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease. We experienced this type of seasonal fluctuation in the fourth quarter of 2012 and 2013 resulting in reduced profitability on biodiesel. This seasonal fluctuation was less prevalent in 2014 and 2015 given the weakened market conditions and the absence of a renewable fuel mandate.

      Outlook for the Biodiesel Industry/Our Future Strategy

The BTC was reinstated on December 18, 2015, and made retroactive to January 1, 2015 and effective through December 31, 2016. Based on analysis from industry analysts, it is anticipated that the U.S. biodiesel market may transition to larger plants, alternative feedstocks and second-generation technologies, resulting in consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. Although it is unclear whether this trend will occur, if it does, we believe that producers who are proactive in responding to these changes can compete with foreign imports and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies. See http://www.emerging-markets.com/biodiesel/index.html.

Our future strategy for our biofuels segment is geared towards these responses. We have redesigned our continuous line to produce biodiesel from lower cost feedstock with high free fatty acids. Debottlenecking has increased our annual capacity to in excess of 58 million gallons per year. Projects are currently in progress to further debottleneck the plant to run at higher rates.

Notwithstanding our future strategy, our continued production of biodiesel may be severely limited or eliminated entirely in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 15 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers); and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, process scale up and improvement, operational safety, and environmental protection. Our custom products are manufactured by continuous production, dedicated batch or general purpose batch mode depending on the volumes required. We are recognized as a strategic production partner to our key customers in this segment and our engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. We historically have produced two significant products, or product families, within this particular portfolio. One of these products is our laundry detergent additive product, which is produced for a major detergent and consumer products manufacturer. The other of these was a proprietary herbicide and associated intermediates we produced for a former long-term customer. We ceased production for this legacy customer in 2014 and began the process of transitioning the equipment used for the production of the proprietary herbicide and intermediates into use for a different customer desiring a different proprietary herbicide. Our custom manufacturing business has grown with new customers in new markets, resulting in the customer for the laundry detergent additive product and the legacy proprietary herbicide customer playing a less significant role in our custom manufacturing portfolio.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application. This portfolio includes a family of polymer (nylon and polyester) modifiers, glycerin products, and several small-volume specialty chemicals and solvents for diverse applications. In addition, we have recently been successful in growing our performance chemical business through new product development. New products include a family of acetal based solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, glycerol formal, and phenol sulfonic acid. In 2014, we added the capability to refine our crude glycerin to an industrial grade of glycerin for higher value specialty chemical applications.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. The ability to utilize large-scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities.

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. Some of the chemical products can be cyclically driven by changes in energy and agricultural commodity prices. In the case of our custom manufacturing business, the customers are often the “brand owners” and therefore control factors related to demand, such as market development strategy. In such cases, we may be unable to increase or maintain our level of sales revenue for these products.

In September of 2015, we signed a contract amendment to extend the supply of our laundry detergent additive to our customer through 2018. This customer had previously expressed its intent to terminate the supply arrangement effective December 31, 2015, but it has now been reinstated on amended terms. The amendment (i) supersedes such customer’s notice of termination of the supply arrangement effective December 31, 2015; (ii) extends the term of the supply arrangement to December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended); and (iii) provides for sales of the laundry detergent additive to this customer in reduced volumes with adjusted pricing during 2015-2018. This supply agreement allows us to sell certain formulations of the laundry detergent additive to third parties as a performance chemical. Sales of this product totaled less than 10% of our 2015 revenue. Demand for the laundry detergent additive has decreased in recent years. We continue to work collaboratively with our customer to assess their future demand, which may continue to decline. We are also working to find new customers for this product.

None of our chemical customers represented 10% or more of our 2015 consolidated sales revenues.

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

Cyclicality and Seasonality

Some of the chemical products can be cyclical, driven by changes in energy prices and agricultural commodity prices. For example, demand for chemical products sold into energy exploration and transportation markets is influenced by oil prices. The use of chemical products in agricultural markets likewise is influenced by agricultural commodity prices. Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle. Despite sensitivity to cyclicality in these industries, many of the products in the chemical segment provide stable earnings.

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

Research and Development

We devote considerable resources to our research and development programs, which are primarily targeted towards three objectives:

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

Research and development expense incurred by us for the years ended December 31, 2015, 2014, and 2013 were $2,741, $3,168, and $3,444, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Compliance with such laws and regulations can be costly and noncompliance can result in substantial civil and even criminal penalties. Some environmental laws impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault. Moreover, there is strong public interest in the protection of the environment. Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the biofuels and/or chemical manufacturing industry in general. The following provides a general discussion of some of the significant environmental laws and regulations that impact our activities.

The federal Comprehensive Environmental Response, Compensation and Liability Act (or “CERCLA”), and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act (or “RCRA”), is the principal federal statute governing the management of wastes, including the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements, and liability for failure to meet such requirements, on a person who is either a generator or transporter of hazardous waste or an owner or operator of a hazardous waste treatment, storage, or disposal facility. Many of the wastes generated in our manufacturing facility are governed by RCRA.

The federal Oil Pollution Act of 1990 (or “OPA”) and regulations there under impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States. A responsible party includes the owner or operator of an onshore facility. Effective December 31, 2015, OPA increased its liability limit for onshore facilities from $350,000 to $633,850. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions.

The federal Water Pollution Control Act (also referred to as the “Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act provides for civil, criminal, and administrative penalties for discharges of oil and other pollutants, and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

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

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as chemical waste destructors, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on the expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, we estimate the useful life of each individual asset up to 39 years.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,205, $10,007, and $9,798 for the years ended December 31, 2015, 2014, and 2013, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

We believe that we have obtained in all material respects the necessary environmental permits and licenses to carry on our operations as presently conducted. We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material environmental issues which adversely impact us. In connection with the acquisition of our warehouse in Batesville, the seller agreed to remediate certain environmental conditions existing at the facility on the date that we acquired it and to indemnify us with respect to those environmental conditions. We continue to monitor the seller’s compliance with its remediation obligations.

Management Team and Workforce

Our executive management team at the Batesville plant consists of individuals with a combined 90 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of over 25 years in the chemical industry.

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 4.3% over the past five years.

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

(Dollars in thousands)

Period	United States	All Foreign Countries	Total
Year ended December 31, 2015	$297,415	$2,196	$299,611
Year ended December 31, 2014	$334,210	$7,628	$341,838
Year ended December 31, 2013	$430,096	$14,823	$444,919

For the years ended December 31, 2015, 2014, and 2013, revenues from Mexico accounted for 0%, 1%, and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2015, 2014, and 2013 did not exceed 1% of our total revenues.

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

Risks Associated With Our Business Activities

The BTC for biodiesel is set to expire on December 31, 2016. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent). For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit. The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008. The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a BTC, including biodiesel made from non-virgin feedstocks such as yellow grease. On December 18, 2015, the BTC was reinstated retroactively to January 1, 2015 effective through December 31, 2016. There is no guarantee that the BTC will be extended beyond 2016, which would have a material adverse effect on us and the biodiesel industry in general.

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

The biodiesel and specialty chemical industries are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual customers. We compete with other firms in the sale or purchase of various goods or services in many national and international markets. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Although we will employ all methods of competition which are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

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

The total production capacity currently under construction is well in excess of the current 1.73 billion gallons per year RFS2 mandate for 2015. The excess of production capacity over the 2015 mandate could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

We are reliant upon a relatively small number of customers.

Our business is concentrated with five large strategic customers covering multiple products representing greater than 85% of our chemicals segment product sales, or 35% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has two large customers. Sales to one biodiesel customer totaled approximately 11% of total revenues in 2015 (or $33,255), compared to 18% in 2014 (or $62,994), and 30% in 2013 (or $135,273). Sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled approximately 22% of total revenues in 2015 (or $64,981), compared to 11% in 2014 (or $39,090), and 2% in 2013 (or $9,420). We do not have a contract with these customers, but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes;
●	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions; and
●	the overall economic environment.

These factors and the volatility of the commodity markets make it extremely difficult to predict future alternative fuel price movements with any certainty. There may be a decrease in the demand for our products or services and our profitability could be adversely affected.

We are reliant on certain strategic raw materials for our operations.

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, biodiesel feedstocks and methanol) for our operations. We have implemented certain risk management tools, such as multiple suppliers and hedging to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

In March 2009, as a response to the federal BTC, the European Commission imposed anti-dumping and anti-subsidy tariffs on biodiesel produced in the United States. These tariffs have effectively eliminated European demand for B20 or higher blends imported from the United States. The European Commission extended these tariffs through 2020. In May 2011, the European Commission imposed similar anti-dumping and countervailing duties on biodiesel blends below B20. These duties significantly increase the price at which we and other United States biodiesel producers will be able to sell such biodiesel blends in European markets, making it difficult or impossible to compete in the European biodiesel market. These anti-dumping and countervailing duties therefore decrease the demand for biodiesel produced in the United States and increase the supply of biodiesel available in the United States market. Such market dynamics may negatively impact our revenues and profitability.

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

Our success depends to a significant extent upon the efforts and abilities of our executive officers and lead management team. The loss of the services of one or more of these key employees could have a material adverse effect on us. Our business is also dependent upon our ability to attract and retain qualified personnel. Acquiring or retaining these personnel could prove more difficult to hire or cost substantially more than estimated. This could cause us to incur greater costs.

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

We have entered into a $150 million revolving credit facility with a commercial bank. Although as of the date of this report we have no outstanding borrowings under this facility, when we do borrow the restrictions governing this indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2015 that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Moreover, we cannot assure that our technology does not infringe upon any valid claims of patents that other parties own. In the future, if we were found to be infringing on a patent owned by a third party, we might have to seek a license from such third party to use the patented technology. We cannot assure that, if required, we would be able to obtain such a license on terms acceptable to us, if at all. If a third party brought a legal action against us or our licensors, we could incur substantial costs in defending ourselves, and we cannot assure that such an action would be resolved in our favor. If such a dispute were to be resolved against us, we could be subject to significant damages.

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

Many biodiesel plants in the United States do not currently operate, and of those that do, many do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 2015, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

Perception about “food vs. fuel” could impact public policy which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Some people believe that biodiesel may increase the cost of food, as some feedstocks such as soybean oil used to make biodiesel can also be used for food products. This debate is often referred to as “food vs. fuel.” Though our biodiesel is sourced from non-food grade feedstocks, this is a concern to the biodiesel industry because biodiesel demand is heavily influenced by government policy and, if public opinion were to erode, it is possible that these policies would lose political support. These views could also negatively impact public perception of biodiesel. Such claims have led some, including members of Congress, to urge the modification of current government policies which affect the production and sale of biofuels in the United States.

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,715,832 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) the loss of the BTC or RFS2 mandate; or (vi) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River. Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and infrastructure, including on-site liquid waste treatment. Our subsidiary, FutureFuel Chemical Company, is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances), and manufactures both biofuels and chemicals at the plant. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but the plant is substantially utilized with the exception of facilities designated for capacity expansion of biodiesel. The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth. We believe that the plant is generally well maintained, in good operating condition, and suitable and adequate for its uses.

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

Market Information

The high and low sales price on the NYSE for our shares of common stock for the period January 1, 2014 through December 31, 2015 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2014 - March 31, 2014	$22.25	$14.78
April 1, 2014 - June 30, 2014	$21.62	$15.79
July 1, 2014 - September 30, 2014	$17.25	$11.77
October 1, 2014 - December 31, 2014	$13.78	$10.57
January 1, 2015 - March 31, 2015	$13.17	$9.94
April 1, 2015 - June 30, 2015	$13.71	$10.02
July 1, 2015 - September 30, 2015	$13.24	$9.11
October 1, 2015 - December 31, 2015	$16.08	$9.91

As of March 10, 2016, there are 43,715,832 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 287 holders of record on March 1, 2016 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.

We declared and paid regular cash dividends for 2014 and 2015 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.12	March 3, 2014	March 14, 2014	November 20, 2013
$0.12	June 2, 2014	June 13, 2014	November 20, 2013
$0.12	September 2, 2014	September 12, 2014	November 20, 2013
$0.12	December 1, 2014	December 12, 2014	November 20, 2013
$0.06	March 2, 2015	March 13, 2015	December 19, 2014
$0.06	June 1, 2015	June 12, 2015	December 19, 2014
$0.06	September 1, 2015	September 11, 2015	December 19, 2014
$0.06	December 1, 2015	December 11, 2015	December 19, 2014

We have also declared dividends for 2016 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 1, 2016	March 15, 2016	January 6, 2016
$0.06	June 1, 2016	June 15, 2016	January 6, 2016
$0.06	September 1, 2016	September 15, 2016	January 6, 2016
$0.06	December 1, 2016	December 15, 2016	January 6, 2016

No assurances can be given that we will declare or pay dividends for years after 2016.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2015, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	250,000	$12.05	1,194,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2011 through December 31, 2015 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860. The companies in this industry group are: Aemetis Inc., AJ Greentech Holdings Limited, All Energy Corp., Bioamber Inc., Bluefire Renewables Inc., Cardinal Ethanol LLC, Celanese Corp., China Clean Energy Inc., Clean Tech Biofuels Inco, Codexis Inc., ESP Resources Inc., Good Vibrations Shoes Inco, Green Plains Inc., Greenbelt Resources Corp., Greenshift Corp., Highwater Ethanol LLC, Innophos Holdings Inc., International Flavors & Fragrances Inco, KMG Chemicals Inc., Koppers Holdings Inc., Methes Energies International Limited, New America Energy Corp., Newmarket Corp., OCI Partners Limited Partnership, Pacific Ethanol Inc., Parabel Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp., SC Holdings Corporation, Stevia First Corp., Syntec Biofuel Inc., and Westlake Chemical Partners Limited Partners.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2015 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2015, neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2011, 2012, 2013, 2014, and 2015. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto.

(Dollars in thousands, except per share amounts)

Item	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Operating Revenues	$299,611	$341,838	$444,919	$351,829	$309,885
Net income	$46,421	$53,200	$74,034	$34,304	$34,509
Earnings per common share:
Basic	$1.06	$1.22	$1.71	$0.83	$0.85
Diluted	$1.06	$1.22	$1.71	$0.83	$0.84
Total Assets	$489,109	$461,488	$414,447	$355,237	$385,244
Long-term obligations	$46,244	$50,392	$45,461	$58,669	$61,207
Cash dividends per common share	$0.24	$0.48	$0.69	$1.60	$0.40
Net cash provided by operating activities	$39,623	$51,952	$62,454	$64,888	$50,429
Net cash provided by (used in) investing activities	$2,025	$6,708	$(24,111)	$(32,613)	$(51,367)
Net cash provided by (used in) financing activities	$(11,678)	$(21,044)	$(10,617)	$(63,283)	$(374)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless otherwise stated, all dollar amounts are in thousands.

Overview

In General

Our company is managed and reported in two reporting segments: chemicals segment and biofuels segment. Within the chemicals segment are two product groupings: custom chemicals and performance chemicals. The custom chemicals product group is comprised of specialty chemicals manufactured for a single customer whereas the performance chemicals product group is comprised of chemicals manufactured for multiple customers. The biofuels segment is comprised of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

Major products in the custom chemicals manufacturing group include: (i) laundry detergent additive manufactured exclusively for a customer for use in a household detergent; (ii) proprietary herbicide intermediates manufactured for select strategic customers; (iii) chlorinated polyolefin adhesion promoters (or “CPOs”) and antioxidant precursors (or “DIPB”) for a customer; and (iv) a biocide intermediate for another customer. The custom chemicals manufacturing group also includes consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry).

Revenues generated from the laundry detergent additive are based on a supply agreement with the customer. Our agreement with that customer for sales of the laundry detergent additive (entered into by our subsidiary, FutureFuel Chemical Company) was set to expire on December 31, 2015. On September 30, 2015, FutureFuel Chemical Company signed a contract amendment to extend the supply of the laundry detergent additive through 2018. The amendment (i) supersedes such customer’s notice of termination of the supply arrangement effective December 31, 2015; (ii) extends the term of the supply arrangement to December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended); and (iii) provides for sales of the laundry detergent additive to this in reduced volumes with adjusted pricing during 2015-2018 to account for revised market conditions. Also, we acquired certain intellectual property rights related to the laundry detergent additive which we anticipate will support sales of this product to other customers. As of December 31, 2015, business with this customer constitutes less than 10% of our revenues.

The contract with the customer provides that the price received by us for the laundry detergent additive is indexed to changes in certain items, enabling us to pass along most inflationary increases in production costs to the customer. This customer has informed us that, due to a decline in demand for dry powder household detergent, associated demand for the laundry detergent additive is likely to continue declining.

In 2013, we completed a supply agreement with a major multi-national life sciences company to manufacture an intermediate to a new herbicide. The equipment utilized for this project is, in part, the equipment vacated from the termination of previous contracts with other customers. The contract is effective through December 31, 2016 and during 2015 was extended through December 31, 2018. No assurances can be given, however, that the agreement will be further extended past 2018.

 Pricing for the other custom manufacturing products is negotiated directly with the customer. Some, but not all, of these products have pricing mechanisms and/or protections against raw material or conversion cost changes.

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base. The major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon and polyesters. This group of products also includes other sulfonated monomers and hydrotropes, specialty solvents, polymer additives, and chemical intermediates, such as glycerin.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account. In rare instances, we purchase biodiesel from other producers for resale. We have the capability to process multiple types of feedstock including vegetable oils, animal fats, and separated food waste oils. We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit. Our annual biodiesel production capacity is in excess of 58 million gallons per year.

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from changes in feedstock prices relative to biodiesel prices and the lack of permanency of government mandates and tax credits. See “Risk Factors” above.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell refined petroleum products on common carrier pipelines in part to maintain our status as an active shipper on these pipelines.

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

Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014(1)	Dollar Change	% Change
Revenues	$299,611	$341,838	$(42,227)	(12.4%)
Income from operations	$46,971	$56,128	$(9,157)	(16.3%)
Net income	$46,421	$53,200	$(6,779)	(12.7%)
Earnings per common share:
Basic	$1.06	$1.22	$(0.16)	(13.1%)
Diluted	$1.06	$1.22	$(0.16)	(13.1%)
Capital expenditures (net of customer reimbursements and regulatory grants)	$6,798	$7,002	$(204)	(2.9%)
Adjusted EBITDA	$50,097	$53,930	$(3,833)	(7.1%)

(1)	Prior year adjusted EBITDA was revised to be consistent with 2015 to exclude certain cash settled items.

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

We enter into commodity derivative instruments to protect our operations from downward movements in commodity prices, and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014(1)
Adjusted EBITDA	$50,097	$53,930
Depreciation and amortization	(10,187)	(8,981)
Non-cash stock-based compensation	(2,043)	(1,440)
Interest and dividend income	5,106	6,877
Interest expense	(134)	(25)
Loss on disposal of property and equipment	(178)	(108)
Gains on derivative instruments	9,101	12,757
Other income	107	4,335
Income tax expense	(5,448)	(14,145)
Net income	$46,421	$53,200

(1)	Adjusted EBITDA for 2014 has been modified to exclude certain cash settled transactions.

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014(1)
Adjusted EBITDA	$50,097	$53,930
Amortization of deferred financing costs	(108)	-
Provision for (benefit from) deferred income taxes	(3,721)	5,388
Impairment of fixed assets	-	247
Interest and dividend income	5,106	6,877
Income tax expense	(5,448)	(14,145)
Gains on derivative instruments	9,101	12,757
Change in fair value of derivative instruments	(3,295)	(396)
Changes in operating assets and liabilities, net	(12,109)	(12,706)
Net cash provided by operating activities	$39,623	$51,952

(1)	Adjusted EBITDA for 2014 has been modified to exclude certain cash settled transactions.

Results of Operations

Consolidated

	2015 Compared to 2014:				2014 Compared to 2013:
			Change				Change
	2015	2014	$	%	2014	2013	$	%
Sales	$299,611	$341,838	$(42,227)	(12.4%)	$341,838	$444,919	$(103,081)	(23.2%)
Volume/product mix effect			20,106	5.9%			(20,236)	(4.5%)
Price effect			(62,333)	(18.2%)			(82,845)	(18.6%)
Gross profit	$57,046	$65,973	$(8,927)	(13.5%)	$65,973	$100,165	$(34,192)	(34.1%)
Operating expense	$10,075	$9,845	$230	2.3%	$9,845	$9,911	$(66)	(0.7%)

2015 Compared to 2014

Consolidated sales revenue decreased $42,227 in 2015 compared to 2014. The biofuels segment suffered from lower prices as experienced in the industry as a whole, although this segment did experience higher sales volumes which helped to offset the decline in biofuels prices. The chemicals segment suffered from lower sales volumes, especially with respect to the laundry detergent additive product. The decrease in consolidated revenue is also reflective of a graphite powder contract termination payment of $8,816, which was recorded in revenue in 2014 and did not recur in 2015.

Gross profit decreased by $8,927 in 2015 compared to 2014. This decrease in profit is attributable to: i) reduced chemicals sales volumes of the laundry detergent additive; ii) reduced profitability on biodiesel as feedstock prices decreased at a slower rate than the selling price; and iii) reduced profitability on common carrier pipeline activity consistent with the global decline in the fuel market. Our gross profit was benefited by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting, and improved margins in other custom chemicals.

Operating expenses increased $230 in 2015 compared to 2014. This increase was primarily the result of compensation expense recognized in 2015 from stock awards issued during 2014.

Provision for Taxes

The effective tax rates for the years ended December 31, 2015 and 2014 reflect our expected tax rate on reported operating earnings before income taxes. In 2015, the positive effect of the biodiesel BTC constituted a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the BTC served to reduce FutureFuel’s effective income tax rate in 2015 relative to prior years.

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the $1 biodiesel BTC to exclude this credit from taxable income for the years 2010 through 2013. This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013. This benefit reduced FutureFuel’s provision for income taxes by $11,633 in 2013, with $7,755 related to the years 2010 through 2012 and $3,878 related to 2013. This same treatment was followed in 2014 and 2015 when the biodiesel BTC was retroactively reinstated for 2014 and 2015 in December of 2014 and 2015, respectively. The biodiesel BTC has been extended through the end of 2016 as part of the tax extenders package.

Income Taxes

Our liability for uncertain tax positions totaled $336 and $2,981 at December 31, 2015 and 2014, respectively. See Note 14 to our consolidated financial statements included herein.

2014 Compared to 2013

Consolidated sales revenue decreased $103,081 in 2014 compared to 2013 from reduced sales volumes in both the chemical and biofuel segments as well as lower prices in the biofuel segment.

Gross profit decreased $34,192 in 2014 compared to 2013 primarily from reduced sales volumes in both the chemical and biofuel segments. Factors contributing to the reduction included i) the biofuel industry was without the final renewable energy mandate and the BTC all year; ii) the change in product mix; iii) 2013 was benefited by the retroactive reinstatement of the 2012 BTC of $2,535; and iv) from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting.

Operating expenses decreased $66 in 2014 compared to 2013. This decrease was primarily the result of reduced travel expenses and research and development partially offset by increased compensation expense from the issuance of restricted stock awards.

Provision for Income Taxes

The effective tax rates for the years ended December 31, 2014 and 2013 reflect our expected tax rate on reported operating earnings before income taxes.

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the BTC to exclude this credit from taxable income for the years 2010 through 2013. This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013. This benefit reduced FutureFuel’s provision for income taxes by $11,633 in 2013, with $7,755 related to the years 2010 through 2012 and $3,878 related to 2013. This same treatment was followed in 2014 when the BTC was retroactively reinstated for 2014 in December of 2014. FutureFuel’s treatment of the BTC for income tax purposes resulted in refunds from the U.S. Internal Revenue Service and various state taxing authorities for a portion of the amount FutureFuel has paid for income taxes in prior years.

Income Taxes

Our liability for uncertain tax positions totaled $3,027 and $1,718 at December 31, 2014 and 2013, respectively. See Note 14 to our consolidated financial statements included herein.

Chemicals Segment

	2015 Compared to 2014:				2014 Compared to 2013:
			Change				Change
	2015	2014	$	%	2014	2013	$	%
Sales	$125,848	$146,146	$(20,298)	(13.9%)	$146,146	$161,501	$(15,355)	(9.5%	)
Volume/product mix effect			(19,412)	(13.3%)			(14,701)	(9.1%	)
Price effect			(886)	(0.6%)			(654)	(0.4%	)

Gross profit	$35,452	$46,062	$(10,610)	(23.0%)	$46,062	$54,708	$(8,646)	(15.8%	)

2015 Compared to 2014

Chemical sales revenue decreased $20,298 in 2015 compared with 2014. Sales revenue for our custom chemicals product line (unique chemicals produced for specific customers) totaled $108,160, a decline of $19,796 from 2014. The decline in the laundry detergent additive revenue was the most significant reduction in the custom chemical product line. Our contract for sales of the laundry detergent additive (entered into by our subsidiary, FutureFuel Chemical Company) was set to expire on December 31, 2015. On September 30, 2015, FutureFuel Chemical Company signed a contract amendment to extend the supply of the laundry detergent additive through 2018. The amendment (i) supersedes such customer’s notice of termination of the supply arrangement effective December 31, 2015; (ii) extends the term of the supply arrangement to December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended); and (iii) provides for sales of the laundry detergent additive to this customer in reduced volumes with adjusted pricing during 2015-2018 to account for revised market conditions. Revenue from the laundry detergent additive was less than 10% of total revenue in 2015 as compared to 13% in 2014. As part of the contract extension, we acquired additional intellectual property rights related to the laundry detergent additive product, which we anticipate will support sales of this product to other customers. To the extent such sales are realized, we anticipate reporting such sales as a component of our performance chemicals segment. This laundry detergent additive is currently only used in dry laundry powders and sales are challenged by the trend to liquid based laundry detergents. The decrease in revenue is also reflective of a graphite powder contract termination payment of $8,816, which was recorded in revenue in 2014 and did not recur in 2015. We invested to expand production capacity to some our custom chemicals product lines, however, anticipated growth failed to materialize based on contraction in the energy exploration and agricultural chemistry industries. The growth we experienced in 2015 from other custom products helped minimize these impacts. Performance chemical (comprised of multi-customer products which are sold based on specification) revenue was $17,688 in 2015, a decrease of $502 from 2014. This decrease was from declines in sales of polymer modifier products.

Gross profit for the chemicals segment decreased $10,610 in 2015 compared with 2014. This decrease in gross profit is primarily attributed to reduced volumes and selling price of the laundry detergent additive. This decrease was offset by net gross profit improvements in custom chemicals due to growth in herbicide intermediate, biocide intermediates, and fuel additive products. Furthermore, gross profit in the chemicals segment for the twelve months ended December 31, 2015 was benefited by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.

2014 Compared to 2013

Chemicals sales revenue decreased $15,535 in 2014 compared with 2013. This decline was primarily driven by reduced sales volumes of certain chemical products including the laundry detergent additive and the other custom products we no longer produce. The declines were partially offset by the aforementioned graphite powder contract termination payment of $8,816 in 2014.

Gross profit for the chemicals segment decreased $8,646 in 2014 compared to 2013 on reduced sales volumes in addition to: i) slightly higher costs from the change in product mix year over year; ii) increased fixed cost share with reduced biodiesel production; and iii) adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting were other contributing factors to the decline in gross profit.

Biofuels Segment

	2015 Compared to 2014:				2014 Compared to 2013:
			Change				Change
	2015	2014	$	%	2014	2013	$	%
Sales	$173,763	$195,692	$(21,929)	(11.2%)	$195,692	$283,418	$(87,726)	(31.0%)
Volume/product mix effect			39,518	20.2%			(5,535)	(2.0%)
Price effect			(61,447)	(31.4%)			(82,191)	(29.0%)

Gross profit	$21,594	$19,911	$1,683	8.5%	$19,911	$45,457	$(25,546)	(56.2%)

2015 Compared to 2014

Biofuels sales revenue decreased $21,929 in 2015 compared to 2014 primarily from decreased sales prices as experienced globally in the industry. The renewable fuel final mandate was set in late 2015 and the BTC was reinstated in December, retroactive to January 1, 2015, and made effective through December 31, 2016. As a result of contractual provisions with certain customers, a share of the BTC was owed upon reinstatement of a retroactive BTC. Increased sales volume on common carrier pipelines helped reduce the reduced price impact as well as to offset lower sales volumes of biodiesel and diesel blends. Such sales from common carrier pipelines totaled $66,544 compared to $40,263 in 2014.

Revenues from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Revenue from common carrier pipelines fluctuates with market conditions. In 2015, a portion of our revenue was generated by pipeline sales of petroleum products to a petroleum wholesale, storage, and transportation company. No assurances can be given that we will continue to sell to such customer, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on this segment or on us as a whole in that: (i) these are commodity transactions with a very large potential customer base; (ii) we believe that we could readily transact with other customers as there is significant market demand for these products; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by individual orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with these types of transactions with other customers.

Additionally, a portion of our biodiesel sold in 2015 and 2014 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased $1,683 in 2015 compared to 2014. This was largely a result of our retaining a larger portion of the BTC than we did last year, increased volumes of sales of byproducts, and from adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting of $3,380. This LIFO adjustment resulted in a lower of cost or market adjustment of $1,595. Lastly, hedging gains decreased to $9,101 in 2015 compared to $12,757 in 2014.

2014 Compared to 2013

Biofuels sales revenue decreased $87,726 in 2014 compared to 2013 primarily from the weakened market with the expiration of the BTC on December 31, 2014 and the absence of a final renewable fuel mandate from the USEPA. As a result of contractual provisions with certain customers, a share of the BTC was owed upon reinstatement of a retroactive BTC. Revenues from our biofuels have also benefited by our sales of refined petroleum products as a shipper on common carrier pipelines which totaled $40,263 in 2014 compared to $12,521 in 2013.

Biofuels gross profit decreased $25,546 in 2014 compared to 2013. Despite the retroactive reinstatement of the BTC in December 2014 for the year 2014, market conditions were less favorable for biodiesel in 2014 as compared to 2013. Such market conditions were largely the result of the industry not having clarity for most of the year as to whether or not the BTC would exist in 2014. Additionally in 2014, the industry operated without a clear government mandate for renewable fuel. We recorded this credit as a reduction in cost of goods sold and distribution expense in our consolidated statement of operations. As a result of the 2014 reinstatement, we recognized a $28,954 reduction to cost of goods sold in the fourth quarter of 2014. As a result of the 2012 retroactive reinstatement, we recognized a $2,535 reduction to cost of goods sold in the first quarter of 2013. Furthermore, increases in cost of goods sold and distribution resulted from adjustments in our inventory carrying value as determined utilizing the LIFO method of inventory accounting. Our hedging activity helped offset the increased cost of goods sold. For 2014, our hedging gain was $12,757 as compared to a hedging gain for 2013 of $1,151. Finally, and to a lesser extent, the biodiesel segment benefited from a reduced share of plant allocated fixed costs.

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2015 and 2014, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2015 and December 31, 2014, we recorded a reserve for closure/post-closure liabilities of $822 and $796, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions for 2015 related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenues under bill and hold arrangements totaled $28,740, $31,598, and $44,047 for the years ended December 31, 2015, 2014, and 2013, respectively.

We sell petroleum products from time to time on common carrier pipelines in part to maintain our status as a shipper on these pipelines. When such transactions result in our purchasing and selling product to the same counterparty, such transactions are recorded net as an element of revenue or cost of goods sold.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2015, 2014, and 2013 are set forth in the following table.

(Dollars in thousands)

	2015	2014	2013
Net cash provided by operating activities	$39,623	$51,952	$62,454
Net cash provided by (used in) investing activities	$2,025	$6,708	$(24,111)
Net cash used by financing activities	$(11,678)	$(21,044)	$(10,617)

Operating Activities

Cash provided by operating activities decreased from $51,952 in 2014 to $39,623 in 2015, a net decrease of $12,329. This decrease was attributed to: (i) decreased cash earnings from the chemical segment; (ii) a decrease in the change in accounts payable; and (iii) increases in biodiesel and chemical inventory. In 2015, sales volume reductions in the chemical segment, primarily from the laundry detergent additive, reduced cash from operations. In 2015, increased inventories decreased cash provided by operating activities by $19,604. In 2014, inventory increased $3,189. In 2014, accounts payable, including accounts payable to related parties, increased cash $17,514. In 2015, accounts payable, including accounts payable to related parties, increased cash $1,388. Mostly offsetting these decreases in cash from operating activities was accounts receivable. In 2015, accounts receivable, including accounts receivable due from related parties, increased cash $4,979. In 2014, accounts receivable, including accounts receivable due from related parties, decreased cash $18,059. The absence of a retroactive reinstatement of the BTC in 2013 resulted in a large increase in accounts receivable in 2014 as compared to 2013, which resulted in cash used in operations increasing substantially more in 2014 as compared to 2015.

Cash provided by operating activities decreased from $62,454 in 2013 to $51,952 in 2014, a net decrease of $10,502. This decrease was attributed to: (i) decreased cash earnings from the biofuels segment; (ii) a decrease in the adjustment to cash for the impairment of fixed assets; (iii) a decrease in cash from the change in accounts receivable; (iv) a decrease in cash from an increase in inventory; and (v) a decrease in cash from an increase in accrued expenses and other current liabilities. In 2014, there were impairments of fixed assets of $247. In 2013, there were impairments of $18,102 primarily related to the graphite anode material plant and equipment. In 2014, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $18,059. In 2013, accounts receivable, including accounts receivable due from related parties, decreased cash provided by operating activities by $10,467. This universal reduction was primarily due to the timing and amount of receipts of customer payments and the receivable for the 2014 BTC. In 2014, inventory decreased cash $3,189. In 2013, inventory decreased cash $172. In 2014, accrued expenses and other current liabilities, including accrued liabilities and other current liabilities with related parties, decreased cash $3,110. In 2013, accrued expenses and other current liabilities, including accrued liabilities and other current liabilities with related parties, increased cash $4,212.

Mostly offsetting these decreases in cash from operating activities was: (i) accounts payable, including accounts payable to related parties; (ii) deferred revenue; and (iii) income tax receivable. In 2014, accounts payable, including accounts payable to related parties, increased cash $17,514. In 2013, accounts payable, including accounts payable to related parties, decreased cash $692. In 2014, deferred revenue decreased cash $2,524 and in 2013, increased cash $14,734. This change from 2013 was primarily the result of a reduction in the deferred revenue balance as the result of the contract termination by our customer for the anode graphite material. Lastly, in 2014, income tax receivable decreased cash by $4,984. In 2013, an increase in cash from our income tax receivable balance combined with a decrease in our income tax payable balance in 2013 reduced cash provided by operating activities by $15,352.

Investing Activities

Cash from investing activities decreased from $6,708 in 2014 to $2,025 in 2015. This decrease was primarily attributable to a decrease in the net proceeds from the sale of marketable securities in 2015 compared to 2014. Such proceeds totaled a net $9,410 in 2015, as compared to total net proceeds of $15,729 in 2014. Collateralization of derivative instruments helped reduce this reduction in cash. Cash from collateralization of derivative instruments was $1,239 in 2015 as compared to cash used in 2014 of $985.

Our capital expenditures and customer reimbursements are summarized in the table below.

(Dollars in thousands)

	2015	2014
Cash paid for capital expenditures and intangible assets	$8,630	$8,117
Cash received as reimbursement of capital expenditures	(1,832)	(1,115)
Cash paid, net of reimbursement, for capital expenditures	$6,798	$7,002

Cash from investing activities increased from a $24,111 use of cash in 2013 to $6,708 of cash from investing activities in 2014. This increase was primarily attributable to an increase in the net proceeds from the sale of marketable securities in 2014 compared to 2013. Such purchases totaled a net $8,150 in 2013, as compared to total net proceeds of $15,729 in 2014. In addition, cash used for capital expenditures declined from $18,542 in 2013 to $8,117 in 2014. This decrease was attributable to certain larger capital projects undertaken on behalf of certain of our customers being completed in 2013.

Financing Activities

Cash used in financing activities decreased from $21,044 in 2014 to $11,678 in 2015. This decrease was primarily due to $20,928 of cash dividends paid in 2014 as compared to $10,493 of cash dividends paid in 2015.

Cash used in financing activities increased from $10,617 in 2013 to $21,044 in 2014. This increase was primarily due to $19,292 being received in 2013 from the issuance of stock and no such receipts being present in 2014. Partially offsetting the decrease in proceeds from the issuance of stock was a decrease in dividends paid in 2014. In 2013, dividends paid totaled $29,904 and included a special dividend of $0.25 per share of our common stock. In 2014, dividends paid totaled $20,928 and no special dividends were paid.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2015.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On April 16, 2015, the Company entered in a new credit agreement with a commercial bank. The new credit facility consists of a five-year revolving credit facility in a dollar amount of up to $150,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”).

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Facility as of December 31, 2015.

The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, indebtedness, liens and encumbrances, dividends, burdensome agreements, mergers and fundamental changes, assets sales, investments, transactions with affiliates, changes in fiscal years and other matters customarily restricted in such agreements.

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time. The material financial covenants, ratios or tests contained in the Credit Facility are i) a consolidated leverage ratio as of the end of any fiscal quarter less than or equal to 3.00 to 1.0; ii) a consolidated fixed charge coverage ratio as of the end of any fiscal quarter of greater than or equal to 1.25 to 1.0; and iii) a minimum liquidity at any time greater than or equal to $50,000.

Consolidated Leverage Ratio			Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.25%	0.25%	0.15%
≥ 1.00:1.0	and	< 1.50:1.0	1.50%	0.50%	0.20%
≥ 1.50:1.0	and	< 2.00:1.0	1.75%	0.75%	0.25%
≥ 2.00:1.0	and	< 2.50:1.0	2.00%	1.00%	0.30%
≥ 2.50:1.0			2.25%	1.25%	0.35%

Certain of our subsidiaries have entered into guarantees of payment on behalf of the Company for amounts outstanding under the Credit Facility. In addition, we and certain subsidiaries have entered into a pledge and security agreement with the bank to secure the obligations under the Credit Facility. Pursuant to the pledge and security agreement, we and certain of its subsidiaries have pledged certain collateral, including but not limited to, interests in intellectual property rights and certain equity interests in their subsidiaries.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Department of Energy Grant

We entered into a contract with a customer to design, construct, and operate a commercial-scale plant to produce intermediate anode powder as a component of high-performance graphite anode materials for lithium-ion batteries. In connection with this contract, we applied for a financial assistance award under the Electric Drive Vehicle Battery and Component Manufacturing Initiative administered by the Department of Energy National Energy Technology Laboratory on behalf of the Office of Energy Efficiency and Renewable Energy. An award was granted to us for $12,600, which we accepted on July 27, 2010. The funds were to be used to modify existing idle assets and to acquire and construct new assets to be used for the production of specialized materials for lithium-ion batteries for electric cars and other applications. We received grant monies on a cost share basis as we incurred construction-related expenditures. On July 29, 2013, FutureFuel received notice from the chemicals segment customer for the intermediate anode powder that the customer would terminate the contract in accordance with its terms effective August 9, 2014. FutureFuel did not produce or sell additional material in 2013 or 2014 under that agreement. As a result of this notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160 in the third quarter of 2013. The net impact of this impairment of $1,420 was recorded in cost of goods sold.

In 2014, FutureFuel’s customer paid the final minimum take or pay amounts per the terms of the sales agreement through the termination date. Revenues from this arrangement totaled $0 and $8,816 in 2015 and 2014, respectively.

Dividends

In 2015, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493.

In 2014, we paid regular cash dividends aggregating $0.48 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $20,928.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our At-the-Market offering, we accumulated excess working capital. Some of this excess working capital was paid out in 2013 and 2014 as special cash dividends and as regular cash dividends. Regular cash dividends will also be paid in 2015 as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2015 and 2014, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $74,667 and $87,720 at December 31, 2015 and 2014, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2015 and December 31, 2014. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2015 or December 31, 2014, as they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2015 the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations (a)	$-	$-	$-	$-	$-
Capital lease obligations	$-	$-	$-	$-	$-
Operating lease obligations	$2,191	$1,035	$750	$191	$215
Purchase obligations (b)	$11,206	$11,206	$-	$-	$-
Other long-term liabilities reflected on our balance sheet under GAAP (c)	$-	$-	$-	$-	$-
Total	$13,397	$12,241	$750	$191	$215

(a)	As of December 31, 2015, we had no borrowings under the $150 million credit agreement described above.

(b)	Purchase obligations within less than one year include (i) the purchase of biodiesel feedstock to be taken during 2016 and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $822 at December 31, 2015. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2015 or 2014. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2015 and 2014, the fair values of our derivative instruments were a net asset in the amount of $3,362 and $68, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2015. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume (a) Requirements	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	297,852	LB	10%	$7,923	13.9%
Petrodiesel	19,816	GAL	10%	$3,323	5.8%
Methanol	119,310	LB	10%	$2,195	3.8%
Natural Gas	103	MWH	10%	$609	1.1%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2015. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2015 or 2014 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2015 and 2014 and our consolidated statements of operations, statements of cash flows, and statements of stockholders’ equity for each of the three years in the period ended December 31, 2015, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. FutureFuel Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri

March 10, 2016

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2015 and 2014

(Dollars in thousands)

	2015	2014
Assets
Cash and cash equivalents	$154,049	$124,079
Accounts receivable, inclusive of the BTC of $30,895 and $28,954 and net of allowance of $0 and $0, in 2015 and 2014, respectively	46,319	50,135
Accounts receivable – related parties	10	1,173
Inventory	64,957	45,353
Income tax receivable	14,114	19,716
Prepaid expenses	1,642	1,670
Prepaid expenses – related parties	35	-
Marketable securities	74,667	87,720
Deferred financing costs	144	-
Other current assets	3,887	1,619
Total current assets	359,824	331,465
Property, plant and equipment, net	124,330	127,371
Intangible assets	1,408	-
Deferred financing costs	469	-
Other assets	3,078	2,652
Total noncurrent assets	129,285	130,023
Total Assets	$489,109	$461,488

Liabilities and Stockholders’ Equity
Accounts payable	$34,442	$30,386
Accounts payable - related parties	244	2,912
Current deferred income tax liability	7,060	11,003
Deferred revenue – short-term	2,680	1,940
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	2,976	4,649
Accrued expenses and other current liabilities - related parties	-	46
Total current liabilities	48,553	52,087
Deferred revenue – long-term	15,908	15,927
Other noncurrent liabilities	1,219	4,024
Noncurrent deferred income tax liability	29,117	30,441
Total noncurrent liabilities	46,244	50,392
Total Liabilities	94,797	102,479
Commitments and contingencies (Notes 2, 15, 23, and 28)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,715,832 and 43,722,388 issued and outstanding as of December 31, 2015 and 2014, respectively	4	4
Accumulated other comprehensive income	2,055	4,259
Additional paid in capital	279,231	277,652
Retained earnings	113,002	77,094
Total stockholders’ equity	394,312	359,009
Total Liabilities and Stockholders’ Equity	$489,109	$461,488

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations

For the Years Ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013
Revenues	$234,630	$302,748	$435,499
Revenues – related parties	64,981	39,090	9,420
Cost of goods sold	233,063	213,172	289,828
Cost of goods sold – related parties	6,662	58,822	50,635
Distribution	2,435	3,536	3,899
Distribution - related parties	405	335	392
Gross profit	57,046	65,973	100,165
Selling, general, and administrative expenses
Compensation expense	4,955	4,268	3,647
Other expense	2,164	2,195	2,421
Related party expense	215	214	399
Research and development expenses	2,741	3,168	3,444
Operating earnings	10,075	9,845	9,911
Income from operations	46,971	56,128	90,254
Interest and dividend income	5,106	6,877	5,875
Interest expense	(134)	(25)	(24)
Gain on marketable securities	107	4,335	1,646
Other income (expense)	(181)	30	(400)
Other income	4,898	11,217	7,097
Income before income taxes	51,869	67,345	97,351
Provision for income taxes	5,448	14,145	23,317
Net income	$46,421	$53,200	$74,034

Earnings per common share:
Basic	$1.06	$1.22	$1.71
Diluted	$1.06	$1.22	$1.71
Weighted average shares outstanding:
Basic	43,432,149	43,357,602	43,237,513
Diluted	43,445,730	43,392,011	43,276,931

Comprehensive income	2015	2014	2013
Net income	$46,421	$53,200	$74,034
Other comprehensive income (loss) – unrealized gains (losses) on marketable securities, net of tax benefit of ($1,314) in 2015 and ($1,980) in 2014, and net of tax of $3,018 in 2013	(2,204)	(3,177)	4,839
Comprehensive income	$44,217	$50,023	$78,873

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013
Cash flows provided by operating activities
Net income	$46,421	$53,200	$74,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,187	8,981	10,316
Provision for (benefit from) deferred income taxes	(3,721)	5,388	(1,972)
Change in fair value of derivative instruments	(3,295)	(396)	(617)
Other than temporary impairment of marketable securities	606	-	336
Impairment of fixed assets	-	247	18,102
Gain on sale of investments	(713)	(4,335)	(1,982)
Losses on disposals of fixed assets	178	108	261
Stock based compensation	2,043	1,440	-
Noncash interest expense	26	25	24
Changes in operating assets and liabilities:
Accounts receivable	3,816	(21,515)	(5,838)
Accounts receivable – related parties	1,163	3,456	(4,629)
Inventory	(19,604)	(3,189)	(172)
Income taxes receivable	5,602	(4,984)	(14,732)
Prepaid expenses	28	173	(248)
Prepaid expenses - related parties	(35)	-	32
Accrued interest on marketable securities	30	99	(79)
Other assets	(668)	65	(266)
Accounts payable	4,056	15,459	2,338
Accounts payable - related parties	(2,668)	2,055	(3,030)
Income taxes payable	-	-	(620)
Accrued expenses and other current liabilities	(1,673)	(3,153)	4,209
Accrued expenses and other current liabilities - related parties	(46)	43	3
Deferred revenue	721	(2,524)	(14,734)
Other noncurrent liabilities	(2,831)	1,309	1,718
Net cash provided by operating activities	39,623	51,952	62,454
Cash flows from investing activities
Collateralization of derivative instruments	1,239	(985)	1,374
Purchase of marketable securities	(39,136)	(41,369)	(49,348)
Proceeds from the sale of marketable securities	48,546	57,098	41,198
Sales of auction rate securities	-	-	1,150
Proceeds from the sale of fixed assets	6	81	57
Expenditures for intangible assets	(1,408)	-	-
Capital expenditures	(7,222)	(8,117)	(18,542)
Net cash provided by (used in) investing activities	2,025	6,708	(24,111)
Cash flows from financing activities
Proceeds from the issuance of stock	-	-	19,292
Minimum tax withholding on stock options exercised	(120)	(175)	(45)
Excess tax benefits associated with stock awards and options	(344)	59	40
Deferred financing costs	(721)	-	-
Payment of dividend	(10,493)	(20,928)	(29,904)
Net cash used in financing activities	(11,678)	(21,044)	(10,617)
Net change in cash and cash equivalents	29,970	37,616	27,726
Cash and cash equivalents at beginning of period	124,079	86,463	58,737
Cash and cash equivalents at end of period	$154,049	$124,079	$86,463
Cash paid for interest	$-	$-	$23
Cash paid for income taxes	$13,381	$12,372	$38,890

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2015, 2014, and 2013

 (Dollars in thousands)

			Accumulated Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2012	41,739,569	$4	$2,597	$257,041	$692	$260,334
Cash dividends (special and regular)	-	-	-	-	(29,904)	(29,904)
Proceeds from the issuance of stock	1,603,261	-	-	19,247	-	19,247
Excess income tax benefits from exercise of stock options	-	-	-	40	-	40
Other comprehensive income	-	-	4,839	-	-	4,839
Net income	-	-	-	-	74,034	74,034
Balance - December 31, 2013	43,342,830	$4	$7,436	$276,328	$44,822	$328,590
Cash dividends	-	-	-	-	(20,928)	(20,928)
Stock based compensation	379,558	-	-	1,440	-	1,440
Excess income tax benefits from exercise of stock options	-	-	-	59	-	59
Minimum tax withholdings on options and awards	-	-	-	(175)	-	(175)
Other comprehensive loss	-	-	(3,177)	-	-	(3,177)
Net income	-	-	-	-	53,200	53,200
Balance - December 31, 2014	43,722,388	$4	$4,259	$277,652	$77,094	$359,009
Cash dividends	-	-	-	-	(10,493)	(10,493)
Stock based compensation	-	-	-	2,043	-	2,043
Excess income tax benefits from exercise of stock options	-	-	-	(344)	-	(344)
Minimum tax withholdings on options and awards	(6,556)	-	-	(120)	-	(120)
Other comprehensive loss	-	-	(2,204)	-	-	(2,204)
Net income	-	-	-	-	46,421	46,421
Balance - December 31, 2015	43,715,832	$4	$2,055	$279,231	$113,022	$394,312

The accompanying Notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1)	Nature of operations and basis of presentation

Viceroy Acquisition Corporation

Viceroy Acquisition Corporation (“Viceroy”) was incorporated under the laws of the state of Delaware on August 12, 2005 to serve as a vehicle for the acquisition of one or more operating businesses in the oil and gas industry. On July 12, 2006, Viceroy completed an equity offering (see Note 16).

On October 31, 2006, Viceroy acquired all of the issued and outstanding shares of Eastman SE, Inc. (“Eastman SE”) from Eastman Chemical Company (“Eastman Chemical”). Immediately subsequent to the acquisition, Viceroy changed its name to FutureFuel Corp. (“FutureFuel”) and Eastman SE changed its name to FutureFuel Chemical Company (“FutureFuel Chemical”).

Eastman SE, Inc.

Eastman SE was incorporated under the laws of the state of Delaware on September 1, 2005 and subsequent thereto operated as a wholly owned subsidiary of Eastman Chemical through October 31, 2006. Eastman SE was incorporated for purposes of effecting a sale of Eastman Chemical’s manufacturing facility in Batesville, Arkansas (the “Batesville Plant”).

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers. All sales of a laundry detergent additive are made to a leading North American consumer products company. Sales of the laundry detergent additive were less than 10% of total revenue for the year ended December 31, 2015 and greater than 10% for the years ended December 31, 2014 and 2013, or $43,927 and $56,596, respectively. Sales to one biodiesel customer totaled $33,255, $62,994, and $135,273 for the years ended December 31, 2015, 2014, and 2013, respectively.  Additionally, sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled $64,981, $39,090, and $9,420 for the years ended December 31, 2015, 2014, and 2013, respectively. See Note 19 below.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in our biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2015 or 2014. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of the physical commodity sold. As of December 31, 2015 and 2014, the fair values of our derivative instruments were a net asset in the amount of $3,362 and $68, respectively. They were comprised of short positions of 200 regulated options with a fair value of $(427) and a short position of 631 regulated fixed price futures contracts with a fair value of $3,789 at December 31, 2015. Comparatively, we held a short position of 350 regulated options with a value of $(794) and a short position of 225 regulated fixed price future commitments with a value of $862 at December 31, 2014.

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

Impairment of assets

Long-lived tangible assets

FutureFuel evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for fixed (tangible) assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Indefinite-lived intangible asset

Intangible assets with indefinite lives are not amortized, but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, legal and regulatory environment, industry and market conditions, financial performance, and any other relevant events or circumstances specific to the intangible asset. If it is more likely than not that the fair value of the intangible asset is greater than the carrying value, no further testing is required. Otherwise, the Company will apply the quantitative impairment test method. In performing the Company's qualitative analysis, the Company determined that it was more likely than not that the indefinite-lived intangible asset's fair value was greater than the carrying value.

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

Revenue recognition

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms. All custom manufactured products are manufactured under written contracts. Performance chemicals and biofuels are usually sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. However, all of our products are tested for quality before shipment, and historically returns have been inconsequential. FutureFuel does not offer rebates or other warranties.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Bill and hold transactions for 2015, 2014, and 2013 related to three specialty chemical customers in 2015, four in 2014, and six in 2013, whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $28,740, $31,598, and $44,047 for the years ended December 31, 2015, 2014, and 2013, respectively.

Taxes collected from customers and remitted to governmental authorities

Taxes collected from customers and remitted to governmental authorities are excluded from revenues and cost of goods sold.

Shipping and handling fees

Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenues.

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2015, 2014 and 2013, the biodiesel tax incentive for blending biodiesel with petroleum diesel is netted with costs of goods sold. The one dollar per gallon blenders’ tax credit (“BTC”) amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned, i.e., when biodiesel blended with petrodiesel was sold or when such credit was made law. This tax credit is set to expire on December 31, 2016.

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

Earnings per share

Earnings per share is computed using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2015 or 2014.

Contingently issuable shares associated with outstanding service-based restricted stock shares were not included in the earnings per share calculations for the year ended December 31, 2015 and 2014 as the vesting conditions had not been satisfied. No such restricted stock units existed in 2013.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income/(losses) (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2015, FutureFuel recorded other comprehensive losses of $2,204, net of income tax benefit of $1,546, on these securities. For the year ended December 31, 2014, FutureFuel recorded other comprehensive losses of $3,177, net of income tax benefit of $1,980, on these securities. For the year ended December 31, 2013, FutureFuel recorded other comprehensive income of $4,839, net of income taxes of $3,018, on these securities. For the year ended December 31, 2015 and 2013, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $394 and $207, net of income tax benefit of $212 and $129 for the years ended December 31, 2015 and 2013, respectively. No such reclassification was made for the year ended December 31, 2014.

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

3)	Reinstatement of biodiesel BTC and small agri-biodiesel producers tax credit

On January 3, 2013, the BTC was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel blending activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive credit for 2012 totaled $2,535. As a result of its passage into law subsequent to year-end 2012, the retroactive credit was recognized as a reduction in cost of goods sold in the first quarter of 2013. On December 22, 2014, the BTC was retroactively reinstated for 2014 and expired on December 31, 2014. The retroactive credit for 2014 totaled $33,031, and $28,954 was recognized as a reduction in cost of goods sold in the fourth quarter of 2014, with the remainder recognized as a reduction of cost of goods sold in 2015. Pursuant to the terms of certain 2014 sales commitments, $18,628 of the 2014 retroactive credit was owed to customers. This obligation was recognized as a reduction in sales revenue in the fourth quarter of 2014. The BTC expired on December 31, 2014 and was reinstated on December 18, 2015. The retroactive credit for 2015 totaled $30,895 and was recognized as a reduction of cost of goods sold in the fourth quarter of 2015. Pursuant to the terms of certain 2015 sales commitments, $16,544 of the 2015 retroactive credit was owed to customers. This obligation was recognized as a reduction in sales revenue in the fourth quarter of 2015. The BTC is set to expire December 31, 2016.

On January 3, 2013, a tax credit for small agri-biodiesel producers with production capacity not in excess of 60 million gallons of $0.10 per gallon for the first 15 million gallons of agri-biodiesel sold was retroactively reinstated for 2012 and extended through December 31, 2013. This action resulted in FutureFuel’s biodiesel production activities from January 1, 2012 to December 31, 2012 qualifying for this credit. The retroactive income tax credit for 2012 totaled $1,500. As a result of its passage into law subsequent to year-end 2012, the retroactive income tax credit was recognized as a component of the provision for income taxes in the first quarter of 2013. This credit is part of the bill from which the BTC mentioned above was reinstated for 2014 and 2015. As such, this tax credit, totaling $1,500, was also retroactively reinstated for 2015 and 2014. The small agri-biodiesel producers’ credit is set to expire December 31, 2016.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

4)	Inventory

The carrying values of inventory were as follows as of December 31:

	2015	2014
At average cost (approximates current cost)
Finished goods	$35,517	$25,369
Work in process	1,695	2,391
Raw materials and supplies	31,247	25,935
Total inventories at weighted average cost	68,459	53,695
LIFO reserve	(3,502)	(8,342)
Total inventories	$64,957	$45,353

In the year ended December 31, 2014, a change in inventory quantities and price index values resulted in a partial liquidation of inventory in FutureFuel’s LIFO inventory which reduced cost of goods sold by $945. No such liquidation occurred in the year ended December 31, 2015.  In the aggregate, the inventory was carried at the lower costs prevailing in prior years as compared to the cost of purchases.  A lower of cost or market adjustment was recorded at December 31, 2015 of $1,595 which was caused primarily by the change in the LIFO reserve.  No such adjustment was recorded at December 31, 2014.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements. The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $9,101, $12,757, and $1,151 for the years ended December 31, 2015, 2014, and 2013, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2015		2014
	Quantity (contracts) Long/ (Short)	Fair Value	Quantity (contracts) Long/ (Short)	Fair Value
Regulated options, included in other current assets	(200)	$(427)	(350)	$(794)
Regulated fixed price future commitments, included in other current assets	(631)	$3,789	(225)	$862

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $225 and $1,464 at December 31, 2015 and 2014, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)	Marketable securities

At December 31, 2015 and 2014, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at:

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,825	$44	$(711)	$10,158
Preferred stock	37,703	2,419	(122)	40,000
Trust preferred securities	16,464	1,303	(66)	17,701
Exchange traded debt instruments	6,511	297	-	6,808
Total	$71,503	$4,063	$(899)	$74,667

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

	December 31, 2014
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$35,062	$5,214	$(1,526)	$38,750
Preferred stock	21,660	1,626	-	23,286
Trust preferred securities	18,920	1,285	(1)	20,204
Exchange traded debt instruments	5,292	192	(4)	5,480
Total	$80,934	$8,317	$(1,531)	$87,720

The aggregate fair value of investments with unrealized losses totaled $15,571 and $15,688 at December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

In 2015, FutureFuel recategorized a net gain of $2,402 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities. This amount totaled $5,712 and $334 of net gains in 2014 and 2013, respectively.

7)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2015	2014
Land and land improvements	$5,741	$5,741
Buildings and building equipment	26,478	26,524
Machinery and equipment	157,289	152,792
Construction in progress	3,586	1,186
Accumulated depreciation	(68,764)	(58,872)
Total	$124,330	$127,371

Depreciation expense totaled $10,079, $8,981, and $10,316 for the years ended December 31, 2015, 2014, and 2013, respectively.

8)	Intangible assets

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $0, respectively, as of December 30, 2015 and 2014. The Company tested the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20 and no impairment was necessary for either period.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

 (Dollars in thousands, except per share amounts)

9)	Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date. The balance related to these items totaled $3,078 and $2,652 at December 31, 2015 and 2014, respectively.

10)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2015	2014
Accrued employee liabilities	$1,474	$3,227
Accrued property, use, and franchise taxes	1,248	1,340
Other	254	128
Total	$2,976	$4,695

11)	Borrowings

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of December 31, 2015.

There were no borrowings under this credit agreement at December 31, 2015 and there were no borrowings under the former credit agreement at December 31, 2014, which terminated on April 16, 2015.

12)	Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $822 and $796 as of December 31, 2015 and 2014, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2015	2014
Beginning balance	$796	$771
Accretion expense	26	25
Balance at December 31	$822	$796

13)	Stock based compensation

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

No stock awards were issued in 2015.

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

In December 2015, FutureFuel granted a total of 30,000 stock options to new members of the Board of Directors. The options awarded in 2015 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2015 vested immediately upon grant and expire in December 2020. FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	December 2015 Options	December 2014 Options
Expected volatility rate	43.08%	41.48%
Expected dividend yield	1.72%	4.23%
Risk-free interest rate	1.67%	1.25%
Expected forfeiture rate	0.00%	0.00%
Expected term in years	4.5	4.5

The volatility rate for the options granted in 2015 and 2014 were derived from the historical stock price volatility of FutureFuel’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

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

For the years ended December 31, 2015, 2014, and 2013, total share-based compensation expense (before tax) totaled $2,043, $1,440, and $0, respectively. In the years ended December 31, 2015, 2014, and 2013, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2015, $3,069 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted average period of 1.86 years. As of December 31, 2015, $158 of total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 1.92 years. Each amount will be adjusted for any future changes in estimated forfeitures.

The weighted average fair value of options granted in 2015 was $4.55 per option, in 2014, it was $2.78 per option, and no options were granted in 2013.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock options and awards for the period beginning January 1, 2013 and ending December 31, 2015 is presented below.

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2013	210,611	$11.62
Granted	-	$-
Exercised	(30,000)	$11.16
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2013	180,611	$11.70
Granted	90,000	$11.34
Exercised	(30,611)	$10.06
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2014	240,000	$11.77
Granted	30,000	$13.99
Exercised	(20,000)	$11.68
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2015	250,000	$12.05

There were 1,194,700 options available for grant under the incentive plan at December 31, 2015. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2015.

	Options Outstanding			Options Exercisable

Exercise Price	Number Outstanding at December 31, 2015	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2015	Weighted Average Exercise Price
$12.74	90,000	0.33	$12.74	90,000	$12.74
$10.62	40,000	1.28	$10.62	40,000	$10.62
$11.34	90,000	3.92	$11.34	30,000	$11.34
$13.99	30,000	4.97	$13.99	30,000	$13.99
	250,000	2.33	12.05	190,000	12.27

The weighted average remaining contractual life of all exercisable options is 1.83 years.

The aggregate intrinsic values of total options outstanding and at December 31, 2015 and 2014 were $378 and $299, respectively. The aggregate intrinsic values of total options exercisable at December 31, 2015 and 2014 were $248 and $148, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2015 and December 31, 2014, respectively, exceeded the exercise price of the options granted.

In 2015, FutureFuel realized gross proceeds from stock option exercises of $0 and realized a net tax benefit of $5. All of the options exercised in 2015 were exercised on a cashless basis and resulted in 16,556 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. All of the stock awards that vested were issued on a cashless basis and resulted in 10,000 shares of FutureFuel’s common stock being returned to FutureFuel by the stock award holder. Such shares were returned to satisfy payment of the exercise price along with minimum tax requirements. Such minimum tax requirements totaled $120.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested restricted stock activity:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of December 31, 2012	-	-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2013	-	-	-
Granted	375,000	$16.88	-
Vested	25,000	$17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2014	350,000	$16.87	2.73
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2015	241,667	$16.88	1.86

The company realized a tax benefit of $339 in the year ended December 31, 2015 related to the vesting of restricted shares. The excess tax benefit attributable to restricted stock has been recorded as an decrease to additional paid-in-capital and is reflected as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested stock option activity:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of January 1, 2013	-	-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2013	-	-	-
Granted	90,000	$2.78	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2014	90,000	2.78	2.92
Granted	30,000	4.55	-
Vested	(60,000)	3.67	-
Forfeited	-	-	-
Unvested as of December 31, 2015	60,000	2.78	1.92

14)	Provision for income taxes

The following table summarizes the provision for income taxes:

	2015	2014	2013
Income before taxes - U.S.	$51,869	$67,345	$97,351
Provision for income taxes:
Current	7,475	8,455	22,933
Deferred	(2,283)	3,858	(2,200)
State and other
Current	487	1,306	2,829
Deferred	(231)	526	(245)
Total	$5,448	$14,145	$23,317

Differences between the provision for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2015	2014	2013
Amount computed using the statutory rate of 35%	$18,154	$23,571	$34,072
Section 199 manufacturing deduction	(163)	-	(2,092)
Agri-biodiesel production credit	(975)	(975)	(1,950)
Federal excise tax benefit	(9,958)	(10,344)	(9,566)
State excise tax benefit	(792)	(2,409)	(2,067)
Credit for increasing research activities	(51)	(80)	(180)
Alternative fueling equipment credit	-	(2)	(23)
Tax exempt interest income	-	-	(2)
State income taxes, net	695	3,189	3,983
Tax (benefit)/expense recorded as a decrease/increase in unrecognized tax benefit	(747)	1,309	1,718
Other	(715)	(114)	(576)
Provision for income taxes	$5,448	$14,145	$23,317

The effective tax rates for the years December 31, 2015 and 2014 reflect FutureFuel’s expected tax rate on reported operating earnings before income tax. In 2015, the biodiesel BTC formed a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the BTC served to reduce FutureFuel’s effective income tax rate in 2015 relative to prior years.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2015	2014
Deferred tax assets
Compensation	$249	$1,005
Inventory reserves	1,244	628
Self insurance	111	88
Asset retirement obligation	299	289
Deferred revenue	9,993	10,110
Stock based compensation	144	244
Other	-	81
Total deferred tax assets	12,040	12,445
Deferred tax liabilities
Available for sale securities	(1,075)	(2,618)
Derivative instruments	(1,348)	(488)
Accrued expenses	(656)	(592)
LIFO inventory	(5,163)	(6,062)
Depreciation	(39,930)	(41,520)
Other	(45)	(2,609)
Total deferred tax liabilities	(48,217)	(53,889)
Valuation allowance	-	-
Net deferred tax liabilities	$(36,177)	$(41,444)

	2015	2014
As recorded in the consolidated balance sheet
Current deferred tax liability	$(7,060)	$(11,003)
Noncurrent deferred tax liability	(29,117)	(30,441)
Net deferred tax liabilities	$(36,177)	$(41,444)

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for the years 2010 through 2013. This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013. This benefit reduced FutureFuel’s provision for income taxes by $11,633 in 2013, with $7,755 related to the years 2010 through 2012 and $3,878 related to 2013. This same treatment was followed in 2014 and 2015 when the biodiesel BTC was retroactively reinstated for 2014 and 2015 in December of 2014 and 2015, respectively. The biodiesel BTC was extended through the end of 2016 as part of the 2015 tax extenders package.

FutureFuel’s unrecognized tax benefits totaled $4,588 and $2,981 at December 31, 2015 and 2014, respectively.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2015	2014	2013
Beginning balance	$2,981	$1,718	$-
Increases to tax positions taken in the current year	1,471	1,255	917
Increases to tax positions taken in a prior year	3,117	8	801
Decrease due to resolution of tax positions taken in a prior year	(2,981)	-	-
Balance at December 31	$4,588	$2,981	$1,718

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued balances of $61 and $46 at December 31, 2015 and 2014, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2012 forward. In the second quarter of 2015, the IRS completed its audit of FutureFuel’s 2010 through 2012 amended federal income tax returns. FutureFuel was successful in recovering the benefits previously unrecorded in its financial statements. Also during the second quarter of 2015, FutureFuel received notice of rejection from an administrative law judge in The Arkansas Office of Hearings and Appeals regarding FutureFuel’s 2010 through 2012 amended state income tax returns.

15)	Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals. The cost of the construction has been funded by the customers. Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements. As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue. Deferred revenue totaled $18,588 at December 31, 2015, with $2,680 classified as a current liability and $15,908 classified as a noncurrent liability. Deferred revenue totaled $17,867 at December 31, 2014, with $1,940 classified as a current liability and $15,927 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2015	2014
Beginning balance	$17,867	$20,391
Amortization	(2,468)	(6,790)
Additions	3,365	4,283
Impairment	(176)	(17)
Balance at December 31	$18,588	$17,867

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals. If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency. As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant. This balance totaled $1,151 and $1,151 at December 31, 2015 and 2014.

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

We compute earnings per share using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding nonvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at December 31, 2015 or 2014.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the year ended December 31, 2015, as the vesting conditions had not been satisfied. No such restricted stock units existed in 2014.

	For the twelve months ended December 31:
	2015	2014	2013
Numerator:
Net income	$46,421	$53,200	$74,034
Less: distributed earnings allocated to nonvested restricted stock	(66)	(114)	-
Less: undistributed earnings allocated to nonvested restricted stock	(237)	(258)	-
Numerator for basic earnings per share	$46,118	$52,828	$74,034
Effect of dilutive securities:
Add: undistributed earnings allocated to nonvested restricted stock	237	258	-
Less: undistributed earnings reallocated to nonvested restricted stock	(237)	(258)	-
Numerator for diluted earnings per share	$46,118	$52,828	$74,034
Denominator:
Weighted average shares outstanding - basic	43,432,149	43,357,602	43,237,513
Effect of dilutive securities:
Stock options and other awards	13,581	34,409	39,418
Weighted average shares outstanding – diluted	43,445,730	43,392,011	43,276,931

Basic earnings per share	$1.06	$1.22	$1.71
Diluted earnings per share	$1.06	$1.22	$1.71

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2015 and 2014 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 97,500 and 25,000, respectively. No options to purchase shares of FutureFuel’s common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2013.

18)	Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,648, $1,683, and $1,664 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2015	2014
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$10	$1,173
Total accounts receivable	$10	$1,173
Prepaid expenses
Administrative services and other	$35	$-
Total prepaid expenses	$35	$-
Accounts payable
Natural gas and fuel purchases	$233	$2,912
Travel and administrative services	$11	$-
Total accounts payable	$244	$2,912
Accrued liabilities
Travel and administrative services	$-	$46
Total accrued liabilities	$-	$46

Related party income statement accounts

	For the years ended December 31:

	2015	2014	2013
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$64,981	$39,090	$9,420
Total revenues	$64,981	$39,090	$9,420
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$2,412	$51,647	$44,548
Natural gas purchases	4,190	7,095	6,007
Income tax, consulting services and other	60	80	80
Total cost of goods sold	$6,662	$58,822	$50,635
Distribution
Distribution and related services	$405	$335	$392
Total distribution	$405	$335	$392
Selling, general and administrative expenses
Commodity trading advisory fees	$143	$132	$132
Travel and administrative services	72	82	267
Total selling, general, and administrative expenses	$215	$214	$399

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

FutureFuel has two reportable segments organized along similar product lines – chemicals and biofuels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2015, 2014, and 2013 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2015	$297,415	$2,196	$299,611
December 31, 2014	$334,210	$7,628	$341,838
December 31, 2013	$430,096	$14,823	$444,919

For the years ended December 31, 2015, 2014, and 2013, revenues from Mexico accounted for 0%, 1%, and 3%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2015, 2014, or 2013 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Summary of business by segment

	Twelve months ended:
	2015	2014	2013
Revenues:
Custom chemicals	$108,160	$127,956	$147,095
Performance chemicals	17,688	18,190	14,406
Chemicals Revenues	125,848	146,146	161,501
Biofuels Revenues	173,763	195,692	283,418
Total Revenues	$299,611	$341,838	$444,919

Segment gross profit:
Chemicals	$35,452	$46,062	$54,708
Biofuels	21,594	19,911	45,457
Total gross profit	57,046	65,973	100,165
Corporate expenses	10,075	9,845	9,911
Income before interest and taxes	46,971	56,128	90,254
Interest and other income	5,213	6,877	5,875
Interest and other expense	(315)	4,340	1,222
Provision for income taxes	(5,448)	(14,145)	(23,317)
Net income	$46,421	$53,200	$74,034

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2015 were favorably impacted by the receipt of approximately $147 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2015. This award totaled $420 and $886 in 2014 and 2013, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on common carrier pipelines.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset/(Liability)
		Fair Value Measurements Using Inputs Considered as
Description	Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Derivative instruments	$3,362	$3,362	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$74,667	$74,667	$-	$-

	Asset/(Liability)
	Fair Value at December 31, 2014	Fair Value Measurements Using
		Inputs Considered as
Description		Level 1	Level 2	Level 3
Derivative instruments	$68	$68	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$87,720	$87,720	$-	$-

22)	Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized

Gains and Losses on Available-for-Sale Securities For the

Twelve Months Ended December 31, 2015

(net of tax)

2015
Balance at January 1, 2015	$4,259
Other comprehensive loss before reclassifications	(2,134)
Amounts reclassified from accumulated other comprehensive income	(70)
Net current-period other comprehensive loss - twelve months ended December 31, 2015	(2,204)
Balance at December 31, 2015	$2,055

2014
Balance at January 1, 2014	$7,436
Other comprehensive loss before reclassifications	(507)
Amounts reclassified from accumulated other comprehensive income	(2,670)
Net current-period other comprehensive loss - twelve months ended December 31, 2014	(3,177)
Balance at December 31, 2014	$4,259

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2015 and 2014:

Reclassifications from Accumulated Other Comprehensive Income
	2015	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$107	Gain on marketable securities
Total before tax	107
Tax expense	(37)
Total reclassifications	$70

	2014
Unrealized gains on available-for-sale securities	$4,335	Gain on marketable securities
Total before tax	4,335
Tax expense	(1,665)
Total reclassifications	$2,670

23)	Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing noncancellable operating leases as of December 31, 2015 were as follows:

Minimum Rental Commitment
2016	$1,035
2017	536
2018	119
2019	95
2020	95
Thereafter	311
Total	$2,191

Lease expenses totaled $1,060, $946, and $1,207 for the years ended December 31, 2015, 2014, and 2013, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of feedstocks for biodiesel and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

24)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2015
Revenues	$54,087	$104,598	$107,054	$33,872
Gross profit	$13,314	$5,544	$8,675	$29,513
Net income	$8,131	$3,793	$4,850	$29,647
Net income per common share:
Basic	$0.19	$0.09	$0.11	$0.68
Diluted	$0.19	$0.09	$0.11	$0.68

2014
Revenues	$82,197	$68,039	$103,135	$88,467
Gross profit	$9,602	$6,578	$20,872	$28,921
Net income	$6,274	$5,347	$11,451	$30,128
Net income per common share:
Basic	$0.14	$0.12	$0.26	$0.69
Diluted	$0.14	$0.12	$0.26	$0.69

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

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance for debt issuance costs as a part of the simplification and productivity initiative. Under this guidance, debt issuance costs will be presented as a direct reduction from the carrying amount of the debt liability, consistent with the presentation of debt discounts. The amortization of debt issuance costs will be reported as interest expense. The recognition and measurement guidance for debt issuance costs is not affected by the amendment. In August 2015, the FASB released clarifying guidance for debt issuance costs related to line-of-credit arrangements that may be deferred and for presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The new guidance is to be applied on a retrospective basis and reported as a change in an accounting principle. This guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted for financial statements that have not been previously issued. FutureFuel has shown the payment of these debt issuance costs as an asset at December 31, 2015.

In July 2015, the Financial Accounting Standards Board issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for periods on or after December 15, 2016 and will be applied prospectively. Early adoption is permitted. FutureFuel is currently evaluating the impact on its financial position, results of operations, and related disclosures.

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected not to early adopt the new guidance as of the balance sheet date due to the insignificance of the change. As of December 31, 2015, the impact to the company would be a reclassification of $7,060 from current deferred tax liability to long-term deferred tax liability.

In February 2016, a pronouncement was issued that creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures in order to help users of financial statements better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. FutureFuel is currently evaluating the impact of the new pronouncement on its financial statements.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

26)	Reserve roll forwards - valuation and qualifying accounts

	2015 Additions
	Balance at January 1, 2015	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2015
Reserve for:
Doubtful accounts and returns	$-	$37	$-	$37	$-
LIFO inventory	8,342	-	-	4,840	3,502
Aged and obsolete inventory	633	-	-	87	546
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	949	38	-	-	987
	$9,924	$75	$-	$4,964	$5,035

	2014 Additions
	Balance at January 1, 2014	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2014
Reserve for:
Doubtful accounts and returns	$-	$46	$-	$46	$-
LIFO inventory	9,287	-	-	945	8,342
Aged and obsolete inventory	408	225	-	-	633
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	945	4	-	-	949
	$10,640	$229	$-	$945	$9,924

	2013 Additions
	Balance at January 1, 2013	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2013
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	12,201	-	-	2,914	9,287
Aged and obsolete inventory	260	148	-	-	408
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	960	-	-	15	945
	$13,421	$148	$-	$2,929	$10,640

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

27)	Asset impairment

On July 29, 2013, FutureFuel received notice from a chemicals segment customer for the intermediate anode powder that the customer will terminate the contract in accordance with its terms effective August 9, 2014. This contract subsequently terminated on August 9, 2014 without any additional material being produced or sold in 2014. As a result of the cancelation notice, FutureFuel assessed the carrying values of its fixed assets and deferred revenue associated with this product and recorded an impairment loss of $17,580 for the equipment based on the scrap value method less disposition costs and recorded a reduction of deferred revenue as an element of cost of goods sold slightly offset by other expenses in the amount of $16,160 in 2013. The net impact of this impairment recorded in cost of goods sold for 2013 was $1,420. FutureFuel’s customer remitted payment for all remaining minimum take or pay quantities per the terms of the sales agreement in 2014. FutureFuel also recognized the shortfall payment from 2013 in 2014. Such amounts totaled $4,176 and $4,640 respectively, and were recorded as a component of chemical segment revenue in 2014.

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

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2015
Revenues	$54,087	$104,598	$107,054	$33,872
Gross profit	$13,314	$5,544	$8,675	$29,513
Net income	$8,131	$3,793	$4,850	$29,647
Net income per common share:
Basic	$0.19	$0.09	$0.11	$0.68
Diluted	$0.19	$0.09	$0.11	$0.68

2014
Revenues	$82,197	$68,039	$103,135	$88,467
Gross profit	$9,602	$6,578	$20,872	$28,921
Net income	$6,274	$5,347	$11,451	$30,128
Net income per common share:
Basic	$0.14	$0.12	$0.26	$0.69
Diluted	$0.14	$0.12	$0.26	$0.69

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2013, 2014, and 2015, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2015 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited FutureFuel Corp. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FutureFuel Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows of the Company, and our report dated March 10, 2016 expressed an unqualified opinion on those financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri

March 10, 2016

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2015.

Item 9B.	Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2015.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2015 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	72	2005	2018
Lee E. Mikles (a)	60	2005	2017
Edwin A. Levy	78	2005	2016
Paul G. Lorenzini (b)	76	2007	2018
Donald C. Bedell	74	2008	2016
Paul M. Manheim	67	2011	2017
Dale E. Cole(c)	67	2015	2018
Terrance C.Z. Egger (d)	58	2015	2016
Jeffrey L. Schwartz (d)	67	2015	2017

(a)	Mr. Mikles resigned as a director on February 11, 2016 and as President of FutureFuel effective January 31, 2015.
(b)	Mr. Lorenzini resigned as Chief Operating Officer effective August 27, 2015.
(c)	Mr. Cole was elected as a director at our annual shareholders’ meeting on August 27, 2015.
(d)	Messrs. Egger and Schwartz were appointed as directors by Board action on August 27, 2015.

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Chairman of the board and chief executive officer	72	2005
Rose M. Sparks	Principal financial officer and chief financial officer	49	2012
Sam W. Dortch (a)	Executive Vice President	67	2015
Paul M. Flynn (a)	Executive Vice President	49	2015

(a)	Messrs. Dortch and Flynn were appointed as Executive Vice Presidents on August 27, 2015.

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Samuel W. Dortch	Executive vice president and general manager	67	2007
Rose M. Sparks	Chief financial officer	49	2013
Paul M. Flynn	Executive vice president of business and marketing	49	2014

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

Paul G. Lorenzini has been a member of our board since January 2007 and served as our chief operating officer from April 21, 2008 through August 27, 2015. In January 1970, Mr. Lorenzini co-founded Packaging Consultants, Inc., a distribution business supplying packaging materials to the food industry. In 1983, Bunzl PLC, a supplier of supermarket and food service packaging, acquired Packaging Consultants, Inc. Mr. Lorenzini continued to work for Bunzl PLC and in 1986 became president of Bunzl USA. He subsequently became the chief executive officer and chairman of Bunzl North America and grew Bunzl North America to the largest food packaging distributor in North America and retired in July 2004 with the title of chairman emeritus. Mr. Lorenzini served as a director of Bunzl PLC between 1988 and 1991 and between 1999 and 2004.

Our board believes that Mr. Lorenzini’s experience, knowledge, skills, and expertise as our chief operating officer and his knowledge of our operations and business strategies gained over his seven-plus years of service as chief operating officer provide valuable perspective to our board and add significant value. Additionally, Mr. Lorenzini’s operational and management experience with Bunzl PLC, Bunzl USA, and Bunzl North America is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Lorenzini’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Our board believes that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his nine-plus years of service to us in that capacity provide valuable perspective to our board and add significant value. Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Paul M. Manheim has been a member of our board since July 15, 2011. Mr. Manheim is currently the President and CEO of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. HAL Real Estate Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. From 2005 to 2015, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of WPT GP, LLC, the general partner of World Point Terminals, LP and its predecessor since 2009. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

Our board believes that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of WPT GP, LLC and his experience as a chartered accountant add significant value to our board.

Dale E. Cole was elected as a director on August 27, 2015 at our annual shareholders' meeting. Mr. Cole's career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. As of March 31, 2015, First Community Bank had 18 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of $1.047 billion. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR.

Mr. Cole's extensive career in banking built in him a strong foundation in business, regulatory environments, and corporate governance. Having served on numerous committees throughout his career, including compensation, trust, executive, asset/liability, investment, and many others, Mr. Cole's well-rounded experience and exposure in banking and regulatory environments will strengthen the governance function of our board. Additionally, Mr. Cole’s service and experience as chairman for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Terrance C.Z. (Terry) Egger was appointed as a director by our Board on August 27, 2015. Mr. Egger was recently named publisher and CEO of Philadelphia Media Network, parent company of the Philadelphia Inquirer, the Philadelphia Daily News and Philly.com, that region’s largest news company. Mr. Egger will oversee all operations of the newspaper and its affiliates. During the past two years, Mr. Egger served as president and CEO of the Cleveland 2016 Host Committee, Inc., where he led the successful effort for the City of Cleveland to host the 2016 Republican National Convention. In 2013, Mr. Egger retired as chairman of The Plain Dealer Publishing Co. in Cleveland, parent company of The Plain Dealer, Ohio's largest paper, where he had served in several executive capacities from 2006. From 1996 to 2006, Mr. Egger was the president and publisher of the St. Louis Post-Dispatch, where he supervised all operations, including its website STLtoday.com and Suburban Journals of Greater St. Louis. Terry started his newspaper career managing marketing and advertising for papers in Los Angeles, California and Tucson, Arizona. Mr. Egger is a member of the Board of Directors of Medical Mutual of Ohio and a member of the Board of Trustees of the Cleveland Clinic Foundation. He has a bachelor's degree from Augustana College and a master's degree in speech communication from San Diego State University. Mr. Egger serves on the Company's Compensation Committee.

Our board believes that Mr. Egger’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development, supervision, operations and management add significant value to our board. Additionally, Mr. Egger’s service and experience on other boards, strengthens the governance and functioning of our board.

Jeffrey L. Schwartz was appointed as a director by our Board on August 27, 2015. Since 2008, Mr. Schwartz has been a founder and principal of Digital Direct Ventures (DDV), which partners with companies seeking to create a digital presence for their companies. He also started Old Pro Inc. (OPI) which invests in and provides financial and technical consulting to early stage technology companies, including successes like DraftStreet.com and JW Player Incorporated. From 1995 to 2008, Mr. Schwartz was the chief executive officer of Traffix, Inc. and its predecessor, Quintel Communications, Inc., a NASDAQ listed company and leading digital marketer. Mr. Schwartz has been involved in all aspects of web-based and technology commerce, including online and search engine marketing, interactive games, list brokerage and creative services. Mr. Schwartz will serve on the Company's Nominating/Corporate Governance Committee.

Our board believes that Mr. Schwartz’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development and marketing add significant value to our board and the company.

Lee E. Mikles was a member of our board from inception until February 11, 2016, served as our chief executive officer from inception through January 2013, and served as our president from January 2013 through January 2015. In addition, he served as our principal financial officer before our acquisition of FutureFuel Chemical Company and thereafter through January 31, 2008. Mr. Mikles was chairman of Mikles/Miller Management, Inc., a registered investment adviser and home to the Kodiak family of funds, between 1992 and 2005. He was also chairman of Mikles/Miller Securities, LLC, a registered broker-dealer, between 1999 and 2005. He currently serves as interim president, chief executive officer, and is a member of the board of directors of Pendrell Corporation.

Mr. Mikles resigned from the board effective February 11, 2016. The Company thanks Mr. Mikles for his dedication and many contributions to our success over the years and wishes Mr. Mikles the best in his future endeavors.

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

Rose M. Sparks has been our principal financial officer, treasurer, and principal accounting officer since November 8, 2012, and our chief financial officer since June 1, 2013. Prior to June 1, 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as the controller at the Batesville plant. Mrs. Sparks is a certified public accountant.

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

Our board believes the experience, knowledge, skills, and expertise Mr. Flynn established in Monsanto Company’s corporate strategy division adds significant, strategic value to the company. Additionally, Mr. Flynn’s experience with Eastman’s Specialty Plastics division and as a global business manager provides to the company a fresh perspective and practical insight to the regional and global chemical industry.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2015, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2015, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2015.

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

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a revised charter for such committee. A copy of this revised nominating/corporate governance committee charter is posted on our website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. There have not been any changes to those procedures since the original nominating committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and have adopted a revised audit committee charter. A copy of this revised audit committee charter has been posted on our website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm. The current members of the audit committee are as follows:

Donald C. Bedell

Dale E. Cole

Paul M. Manheim (Chair)

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert. Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11.	Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2015, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2016.

We determined for 2015 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2016 and set or adjusted as the board deems appropriate.

In 2015, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Messrs. Novelly, Lorenzini, or Mikles for 2015. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Our former president, Mr. Mikles, receives compensation from existing business enterprises and investments, none of which are affiliated with us. None of Messrs. Novelly, Lorenzini, or Mikles received any increase in their salary, bonus, or other income to compensate them for their services to us. As to our other executive officers, the base salary for Mr. Dortch was not materially adjusted in 2015. The base salary for Mrs. Sparks was increased approximately 10% in 2015  as we determined that base salaries for 2015 should be competitive with current market levels, sufficient for the services provided, and sufficient to motivate these individuals to aid in the achievement of short-term and long-term corporate goals. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience.

For the year 2015, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired after January 1, 2015 received $0.25. Eligible employees hired prior to January 1, 2015 received approximately 110 hours of pay at their normal hourly rate. Salaried employees of FutureFuel Chemical Company received an additional bonus amount ranging from $0 to $92. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by Future Fuel Chemical Company’s board of directors. Bonuses in 2015 for Mr. Dortch, Mr. Flynn, Mrs. Sparks, and other lead executives of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2015 with a target of 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, but solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, options for 1,060,500 shares of stock and awards of 414,800 shares of stock have been made. Please see Note 13 to our consolidated financial statements for a detailed discussion of 2015 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 2,670,000 shares, as of the date of adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards, there are 1,194,700 shares remaining to be issued under the Incentive Plan.

The Incentive Plan is administered by our board’s compensation committee (or “Administrator"). The Administrator may appoint agents to assist it in administering the Incentive Plan. The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan. Such delegation may be revoked at any time. All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The Administrator may grant a stock option or provide for the grant of a stock option either from time to time in the discretion of the Administrator or automatically upon the occurrence of events specified by the Administrator, including the achievement of performance goals or the satisfaction of an event or condition within the control of the participant or within the control of others. Each option agreement must contain provisions regarding (i) the number of shares of common stock that may be issued upon exercise of the option; (ii) the type of option; (iii) the exercise price of the shares and the means of payment for the shares; (iv) the term of the option; (v) such terms and conditions on the vesting or exercisability of the option as may be determined from time to time by the Administrator; (vi) restrictions on the transfer of the option and forfeiture provisions; and (vii) such further terms and conditions not inconsistent with the plan as may be determined from time to time by the Administrator. Unless otherwise specifically determined by the Administrator or otherwise set forth in the Incentive Plan, the vesting of an option will occur only while the participant is employed or rendering services to us or one of our subsidiaries, and all vesting will cease upon a participant’s termination of employment for any reason.

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2015 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2015, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Life Insurance and Other Employee Benefits

Our executive officers other than Mr. Novelly participate in employee welfare plans (life insurance, medical insurance, disability insurance, vacation pay, and the like) maintained by FutureFuel Chemical Company for all of its employees.

The Compensation Committee

Our compensation committee currently consists of Donald C. Bedell (Chair), Edwin A. Levy, and Terrance C.Z. Egger. Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Recommendations from Management

Our chairman and chief executive officer makes recommendations to the compensation committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2015.

Summary Compensation Table

(Dollars in thousands)

						All Other
				Stock	Option	Compensation
Person	Year	Salary	Bonus	Awards (d)	Awards (d)		Total
Paul A. Novelly (a) (b)	2015	$0	$0	$870	$0	$33	$903
Chairman and Chief executive	2014	$0	$0	$903	$0	$35	$938
officer FutureFuel Corp.	2013	$0	$0	$0	$0	$37	$37
Lee A. Mikles (a) (b) (c)	2015	$0	$0	$0	$0	$35	$35
Former Director and	2014	$0	$0	$0	$0	$35	$35
Former President of FutureFuel Chemical Company	2013	$0	$0	$0	$0	$36	$36
Paul G. Lorenzini (b) (e)	2015	$0	$0	$0	$0	$35	$35
Former chief operating officer	2014	$0	$0	$0	$0	$35	$35
FutureFuel Corp.	2013	$0	$100	$0	$0	$31	$131
Samuel W. Dortch (a)	2015	$220	$92	$0	$0	$19	$331
Executive vice president and general manager,	2014	$209	$70	$0	$42	$18	$339
FutureFuel Chemical Company	2013	$207	$93	$0	$0	$20	$320
Rose M. Sparks (a)	2015	$170	$75	$0	$0	$17	$261
Chief financial officer, principal financial	2014	$146	$70	$0	$42	$14	$272
officer, and treasurer, FutureFuel Corp.	2013	$145	$63	$0	$0	$15	$222
Paul M. Flynn (a) (f)	2015	$218	$92	$245	$0	$19	$573
Executive vice president of business and marketing, FutureFuel Chemical Company	2014	$59	$31	$349	$0	$983	$1,442

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

For Messrs. Novelly, Mikles, and Lorenzini, includes $33, $35, and $35, respectively, in director fees for 2015. Includes $35 and 37 in director fees for Mr. Novelly, $35 and $36 for Mr. Mikles and $35and $31 for Mr. Lorenzini, respectively, in 2014 and 2013. For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015 and resigned as a director effective February 11, 2016.

(d)

 Represents the grant date valuation of the awards under FASB ASC Topic 718. Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein.

(e)	Mr. Lorenzini resigned as Chief Operating Officer of FutureFuel Corp. effective August 27, 2015.

(f)

Mr. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing effective September 2, 2014. He was awarded 125,000 shares of our common stock, of which 25,000 vested immediately and 25,000 are to vest in each of the following four years.

Grants of Plan-Based Awards

In December 2015, we granted a total of 30,000 stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on December 18, 2020. Please see Note 13 to our consolidated financial statements for a discussion of the company’s plan-based awards.

No options or stock awards were granted under a plan to executive officers in 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2015 with respect to our executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.	10,000	0	0	12.74	4/29/16	166,667	2,250
Novelly (a)
Lee E.	10,000	0	0	12.74	4/29/16
Mikles (f)
Paul G.	10,000	0	0	12.74	4/29/16
Lorenzini(e)	10,000	0	0	10.62	4/10/17
Sam W.	10,000	0	0	12.74	4/29/16
Dortch (b)	10,000	0	0	10.62	4/10/17
	5,000	10,000	0	11.34	12/2/19
Rose M.	10,000	0	0	12.74	4/29/16
Sparks (b ) (c)	10,000	0	0	10.62	4/10/17
	5,000	10,000	0	11.34	12/2/19
Paul M.						75,000	1,013
Flynn (a ) (d)

(a)

The company issued restricted stock awards to Messrs. Novelly and Flynn on May 9, 2014 and September 2, 2014, respectively. Mr. Novelly’s 250,000 share award vests in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and will be recognized into expense equally over those three years. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136, with 20% recognized immediately.

(b)

The option awards to Mrs. Sparks and Mr. Dortch that expire on December 2, 2019 vest annually over three years and have an exercise price equal to the mean between the highest and lowest quoted sales prices for the company’s common stock as of the grant date. For a discussion of assumptions to estimate fair value, see Note 13 to our consolidated financial statements.

(c)	Ms. Sparks became our Chief Financial Officer and treasurer effective June 1, 2013.

(d)	Mr. Flynn became our Executive Vice President of business and marketing effective September 2, 2014.

(e)	Mr. Lorenzini resigned as Chief Operating Officer of FutureFuel Corp. effective August 27, 2015.

(f)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015 and resigned as a director effective February 11, 2016.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2015 and stock awards that vested in 2015.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly (a)	0	0	83,333	870
Lee E. Mikles (b)	0	0
Paul G. Lorenzini (c)	0	0
Samuel W. Dortch	0	0
Rose M. Sparks	0	0
Paul M. Flynn (a) (b)	0	0	25,000	245

(a)

The company issued restricted stock awards to Messrs. Novelly and Flynn on May 9, 2014 and September 2, 2014, respectively. Mr. Novelly’s 250,000 share award vests in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and will be recognized into expense equally over those three years. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136, with 20% recognized immediately.

(b)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015 and resigned as a director effective February 11, 2016.
(c)	Mr. Lorenzini resigned as Chief Operating Officer of FutureFuel Corp. effective August 27, 2015.
(d)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested. In 2015, 10,000 shares were withheld in payment of tax liability for a net exercise of 15,000 shares.

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

Assuming one of the triggering events occurred on December 31, 2015, Mr. Novelly would have been able to receive accelerated vesting of restricted shares worth $2,250 based on the closing price of our shares on such date of $13.50.

Employment Agreement with Paul M. Flynn

Paul M. Flynn, FutureFuel Chemical Company’s executive vice president of business and marketing is party to an Employment Agreement dated July 2, 2014, which provides that Mr. Flynn would be entitled to certain payments or benefits, as applicable, upon the occurrence of a triggering event. The receipt of each of these payments or benefits is contingent upon Mr. Flynn executing and delivering to the Company a general release.

Upon a termination of Mr. Flynn’s employment for death or disability, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares. Had such a termination occurred on December 31, 2015, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,013 based on the closing price of our shares on such date of $13.50.

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate full vesting of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2015, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,013 based on the closing price of our shares on such date of $13.50, $104 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate vesting of 50% of the balance of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2015, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $506 based on the closing price of our shares on such date of $13.50, $104 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon a change of control, as defined in the employment agreement, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares plus payment of the amount, if any, by which $2,500 exceeds the value of the restricted shares at the time of the change in control. Had such a termination occurred on December 31, 2015, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $1,013, based on the closing price of our shares on such date of $13.50, plus a cash payment of $1,488.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2015, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2016.

The following is the compensation our directors earned for 2015.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul A. Novelly (a)	33	870	0	0	0	0	903
Lee E. Mikles (b)	35	0	0	0	0	0	35
Edwin A. Levy	51	0	0	0	0	0	51
Paul G. Lorenzini	35	0	0	0	0	0	35
Donald C. Bedell	50	0	0	0	0	0	50
Paul M. Manheim	41	0	0	0	0	0	41
Dale E. Cole (c)	13	0	0	0	0	0	13
Terrance C.Z. Egger (c)	13	0	0	0	0	0	13
Jeffrey L. Schwartz (c)	12	0	0	0	0	0	12

(a)

The company issued 250,000 restricted stock awards to Mr. Novelly on May 9, 2014. Mr. Novelly’s 250,000 share award vests in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and will be recognized into expense equally over those three years.

(b)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015 and resigned as a director effective February 11, 2016.

(c)	Messrs. Cole, Egger, and Schwartz began their service as directors on August 27, 2015.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2015 with respect to our directors.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.	10,000	0	0	12.74	4/29/16	166,667	2,250
Novelly (a)
Lee E. Mikles (a) (b)	10,000	0	0	12.74	4/29/16
Paul G.	10,000	0	0	12.74	4/29/16
Lorenzini(a) (c)	10,000	0	0	10.62	4/10/17
Donald C.	10,000	0	0	12.74	4/29/16
Bedell
Edwin A.	10,000	0	0	12.74	4/29/16
Levy
Paul M.	10,000	0	0	12.74	4/29/16
Manheim	10,000			10.62	4/10/17
Dale E.	10,000	0	0	13.99	12/18/20
Cole (d)
Terrance	10,000	0	0	13.99	12/18/20
C.Z. Egger (d)
Jeffrey L.	10,000	0	0	13.99	12/18/20
Schwartz (d)

(a)	These options are also included in the table set forth above regarding our executive officers.
(b)	Mr. Mikles resigned as President of FutureFuel effective January 31, 2015 and resigned as a director effective February 11, 2016.
(c)	Mr. Lorenzini resigned as Chief Operating Officer of FutureFuel Corp. effective August 27, 2015.
(d)

In December 2015, we granted a total of 30,000 stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on December 18, 2020. Please see Note 13 to our consolidated financial statements for a discussion of the company’s plan-based awards.

   No options were exercised by executive officers in 2015.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2015 were Donald C. Bedell, Terrance C.Z. Egger (effective August 27, 2015 to fill vacancy created by resignation of William J. Doré), and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2015 (other than the payment of directors fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), Mr. Bedell (one of our directors and the chair of our compensation committee), and Mr. Manheim (one of our directors and the chair of the audit committee) are directors of World Point Terminals, Inc.; World Point Terminals, Inc. does not have a separate compensation committee.

Compensation Committee Report

The compensation committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussions, the compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2015, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2015.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Securities available for future issuance under equity compensation plans – excluding column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	250,000	$12.05	1,194,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,715,832 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 1, 2016.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105 (a)	17,808,433	40.7%
Lee E. Mikles, 559 San Ysidro Rd., Ste. E, Santa Barbara, CA 93108 (b)	2,282,179	5.2%

(a)

Includes 16,918,433 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 515,000 shares of common stock held by Mr. Novelly personally.

(b)

Includes 2,076,669 shares of common stock held by the Lee E. Mikles Revocable Trust dated March 26, 1996 and 30,000 shares held by a SEP IRA. Also includes 120,000 shares of common stock held by the Lee E. Mikles Gift Trust dated October 6, 1999, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Mr. Mikles disclaims beneficial ownership of the shares owned by the Gift Trust. Also includes 27,500 shares held by the Alison L. Mikles Irrevocable Trust dated December 5, 1997 (“Alison Trust”) for the benefit of Mr. Mikles’ daughter, as to which Mr. Mikles is the settlor of the trust, but is not a trustee or a beneficiary. Miss Mikles is the minor child of Mr. Mikles and lives in Mr. Mikles’ household. Also includes 14,910 shares of common stock held by Lori Mikles, the spouse of Mr. Mikles, either in her own name or an IRA account. Mr. Mikles disclaims beneficial ownership of the shares owned by his wife. Also includes 1,000 shares held for the benefit of Mr. Mikles daughter and 11,100 shares held for the benefit of Mr. Mikles sons. All children are minors and live in Mr. Mikles’ household, but Mr. Mikles disclaims beneficial ownership of such shares.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,808,433	40.7%
Paul G. Lorenzini (b)	719,877	1.6%
Edwin A. Levy (c)	288,750	*
Paul M. Flynn	116,821	*
Sam W. Dortch (d)	56,654	*
Donald C. Bedell (e)	55,097	*
Rose M. Sparks	9,432	*
Paul M. Manheim	2,000	*
Terrance C.Z. Egger	2,000	*
Dale E. Cole	350	*
Jeffrey L. Schwartz	0	*
All directors and executive officers	19,059,414	43.6%

(a)

Includes 16,918,433 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 515,000 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

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

(c)

Does not include 1,275 shares of our common stock owned by The Edwin A. Levy Charitable Foundation, Inc., a New York not-for-profit corporation as to which Mr. Levy is a founder and director but not a beneficiary. Mr. Levy disclaims beneficial ownership of shares owned by the Foundation.

(d)	Includes 49,247 shares of common stock held in an IRA established by Mr. Dortch.

(e)

Includes 2,300 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,300 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,300 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Also includes 48,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary.

Founding Shares Owned by the Founding Shareholders

Prior to our July 2006 offering, there were 5,625,000 shares of our common stock (our founding shares) issued to our founding shareholders.

Change in Control

We are not aware of any arrangement the operation of which may at a date subsequent to the date of this report result in a change of control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. The dollar amounts of such transactions and other related party transactions are detailed in Note 19 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our website (http://www.FutureFuelCorporation.com). All of the agreements described above in this Item 13 have been approved by a majority of the disinterested members of our board of directors.

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries. This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code. This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our website (http://www.FutureFuelCorporation.com). Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

Director Independence

The SEC has promulgated Rule 10A-3, which sets forth the independence requirements for members of an audit committee. The following members of our board of directors are independent under the SEC’s definitions of independence:

Edwin A. Levy

Donald C. Bedell

Paul M. Manheim

Terrance C.Z. Egger

Dale E. Cole

Jeffrey L. Schwartz

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2015 and 2014, we incurred $270 and $260, respectively for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2015 and 2014, we incurred $12 and $11, respectively, for each year’s employee benefit plan audit procedures from RubinBrown LLP.

Tax Fees

During fiscal 2015 and 2014, we incurred fees of $0 and $27, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2015 or 2014.

Pre-Approval Policies

Our audit committee approves the engagement of our independent auditors prior to their rendering audit or non-audit services and sets their compensation. Pursuant to SEC regulations, our audit committee approves all fees payable to the independent auditors for all routine and non-routine services provided. Our audit committee considers and approves the budget for the annual audit and financial statement review services prior to the initiation of the work. Non-routine services in the ordinary course of business, which are not prohibited under SEC regulation, such as tax planning, tax compliance, and other services are generally pre-approved on a case-by-case basis.

Percentage of Hours Expended

None of the hours expended on RubinBrown LLP’s engagement to audit our financial statements for 2015 were attributed to work performed by persons who were not RubinBrown LLP’s full-time, permanent employees.

Special Note Regarding Forward-Looking Information

This report, and the documents incorporated by reference into this report, contains forward-looking statements. Forward-looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance. Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements. In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 30 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List separately all financial statements filed as part of this report.

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2015 and 2014 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013.

(b)	Exhibits required by Item 601 of Regulation S-K.

3.1.	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)

3.2.	FutureFuel Corp.’s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)

4.1.

Registration Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996, Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April 24, 2007)

10.1.

Registrar Agreement dated June 27, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10-K filed March 16, 2009)

10.2.

Storage and Thruput Agreement dated November 1, 2006 between FutureFuel Chemical Company and Center Point Terminal Company (incorporated by reference to Exhibit No. 10. to Form 10 filed April 24, 2007)

10.3.

Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc., as amended (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007 and Exhibit No. 10.3 to Form 10-Q filed August 10, 2015)

10.4.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5.

Credit Agreement dated April 16, 2015 between FutureFuel Corp. and FutureFuel Chemical Company as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, and the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent (incorporated by reference to Exhibit No. 20.1 to Form 10 filed May 11, 2015)

10.6.

Pledge and Security Agreement dated April 16, 2015 between FutureFuel Corp. and its subsidiaries and Regions Bank as collateral agent (incorporated by reference to Exhibit No. 20.2 to Form 10 filed May 11, 2015)

10.7.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.8.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

10.9.

Assistance Agreement effective June 16, 2010 between FutureFuel Chemical Company and the U.S. Department of Energy/National Energy Technology Laboratory (portions of exhibit omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit No. 10.15 to Form 10-K filed March 16, 2011)

10.10.

At-The-Market Equity Offering Sales Agreement, dated May 10, 2011, between FutureFuel Corp. and Stifel, Nicolaus & Company, Incorporated (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 10, 2011)

10.11.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed November 6, 2014)

10.11.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 6, 2014)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

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

/s/ Paul G. Lorenzini

Paul G. Lorenzini, Director

/s/ Edwin A. Levy

Edwin A. Levy, Director

/s/ Donald C. Bedell

Donald C. Bedell, Director

/s/ Paul M. Manheim

Paul M. Manheim, Director

/s/ Dale E. Cole

Dale E. Cole, Director

/s/ Terrance C.Z. Egger

Terrance C.Z. Egger, Director

/s/ Jeffrey L. Schwartz

Jeffrey L. Schwartz, Director

Date: March 10, 2016