Form 10-Q
period 2016-03-31
FutureFuel Corp.
filed 2016-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-52577

FUTUREFUEL CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

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

Large accelerated filer ☐	Accelerated filer	√
Non-accelerated filer ☐	Smaller reporting	☐
(do not check if a smaller reporting company)	company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2016: 43,721,376

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of March 31, 2016, our audited consolidated balance sheet as of December 31, 2015, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2016 and March 31, 2015, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2016 and March 31, 2015.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2016 and December 31, 2015

(Dollars in thousands)

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Cash and cash equivalents	$148,312	$154,049
Accounts receivable, inclusive of the blenders’ tax credit (BTC) of $38,096 and $30,895 and net of allowances for bad debt of $0 and $0, at March 31, 2016 and December 31, 2015, respectively	54,472	46,319
Accounts receivable – related parties	2,303	10
Inventory	69,907	64,957
Income tax receivable	12,886	14,114
Prepaid expenses	1,536	1,642
Prepaid expenses – related parties	35	35
Marketable securities	76,203	74,667
Deferred financing costs	144	144
Other current assets	1,868	3,887
Total current assets	367,666	359,824
Property, plant and equipment, net	122,490	124,330
Intangible assets	1,408	1,408
Deferred financing costs	433	469
Other assets	3,205	3,078
Total noncurrent assets	127,536	129,285
Total Assets	$495,202	$489,109
Liabilities and Stockholders’ Equity
Accounts payable	$31,225	$34,442
Accounts payable – related parties	293	244
Current deferred income tax liability	4,368	7,060
Deferred revenue – short-term	3,275	2,680
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	4,412	2,976
Total current liabilities	44,724	48,553
Deferred revenue – long-term	18,033	15,908
Other noncurrent liabilities	1,234	1,219
Noncurrent deferred income tax liability	28,225	29,117
Total noncurrent liabilities	47,492	46,244
Total liabilities	92,216	94,797
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,721,376 and 43,715,832, issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive income	2,495	2,055
Additional paid in capital	279,519	279,231
Retained earnings	120,968	113,022
Total stockholders’ equity	402,986	394,312
Total Liabilities and Stockholders’ Equity	$495,202	$489,109

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2016 and 2015 (Dollars in

thousands, except per share amounts)

(Unaudited)

	Three months ended March 31:
	2016	2015
Revenue	$43,204	$49,815
Revenue – related parties	3,431	4,272
Cost of goods sold	33,158	38,310
Cost of goods sold – related parties	1,521	1,744
Distribution	797	648
Distribution – related parties	106	71
Gross profit	11,053	13,314
Selling, general, and administrative expenses
Compensation expense	1,166	1,153
Other expense	623	609
Related party expense	48	60
Research and development expenses	687	715
	2,524	2,537
Income from operations	8,529	10,777
Interest and dividend income	1,345	1,267
Interest expense	(43)	(6)
(Loss)/gain on marketable securities	(1,018)	1,020
Other expense	(116)	(44)
	168	2,237
Income before income taxes	8,697	13,014
(Benefit)/provision for income taxes	(1,872)	4,883
Net income	$10,569	$8,131

Earnings per common share
Basic	$0.24	$0.19
Diluted	$0.24	$0.19
Weighted average shares outstanding
Basic	43,475,630	43,372,388
Diluted	43,486,548	43,382,283

Comprehensive Income
Net income	$10,569	$8,131
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale securities, net of tax of $238 in 2016 and of $(375) in 2015	440	(601)
Comprehensive income	$11,009	$7,530

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015 (Dollars in thousands)

	Three months ended March 31:
	2016	2015
Cash flows provided by operating activities
Net income	$10,569	$8,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,622	2,301
Amortization of deferred financing costs	36	-
Benefit for deferred income taxes	(3,822)	(5,831)
Change in fair value of derivative instruments	3,398	4,653
Other than temporary impairment of marketable securities	1,240	186
Gain on the sale of investments	(222)	(1,207)
Stock based compensation	477	477
Losses on disposals of fixed assets	115	44
Noncash interest expense	7	6
Changes in operating assets and liabilities:
Accounts receivable	(8,153)	33,709
Accounts receivable – related parties	(2,293)	1,104
Inventory	(4,950)	(19,087)
Income tax receivable	1,228	9,872
Prepaid expenses	106	350
Prepaid expenses – related party	-	(23)
Accrued interest on marketable securities	(30)	(56)
Other assets	(127)	(330)
Accounts payable	(3,217)	3,757
Accounts payable – related parties	49	(2,907)
Accrued expenses and other current liabilities	1,436	2,700
Accrued expenses and other current liabilities – related parties	-	369
Deferred revenue	2,720	2,868
Other noncurrent liabilities	8	16
Net cash provided by operating activities	1,197	41,102
Cash flows from investing activities
Collateralization of derivative instruments	(1,349)	(4,937)
Purchase of marketable securities	(11,000)	(13,324)
Proceeds from the sale of marketable securities	9,124	18,708
Capital expenditures	(897)	(2,539)
Net cash used in investing activities	(4,122)	(2,092)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(53)	(22)
Excess tax benefits associated with stock options and awards	(136)	-
Payment of dividends	(2,623)	(2,623)
Net cash used in financing activities	(2,812)	(2,645)
Net change in cash and cash equivalents	(5,737)	36,365
Cash and cash equivalents at beginning of period	154,049	124,079
Cash and cash equivalents at end of period	$148,312	$160,444

Cash paid for interest	-	-
Cash paid for income taxes	$906	$827

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2015 audited consolidated financial statements and should be read in conjunction with the 2015 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its wholly owned subsidiaries; namely, FutureFuel Chemical Company, FFC Grain, L.L.C., FutureFuel Warehouse Company, L.L.C., and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

2)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2016	December 31, 2015
At average cost (approximates current cost)
Finished goods	$38,613	$35,517
Work in process	1,999	1,695
Raw materials and supplies	27,221	31,247
	67,833	68,459
LIFO reserve	2,074	(3,502)
Total inventory	$69,907	$64,957

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

In determining the LIFO cost of its inventory, FutureFuel relies on certain pricing indices. In the three months ended March 31, 2016, these index values changed in such a way as to increase FutureFuel’s LIFO cost relative to weighted average cost. As such, FutureFuel recorded a reduction in its LIFO reserve of $5,576, the offset of which was recorded as a reduction to cost of goods sold of $4,038 in the biofuels segment and a reduction of $1,538 in the chemicals segment. Additionally, as a result of this LIFO adjustment, FutureFuel recorded a lower of cost or market adjustment of $3,544 in the three months ended March 31, 2016. This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold. In the three months ended March 31, 2015, the index values increased FutureFuel’s LIFO cost relative to weighted average cost $3,669, the offset of which was recorded as a reduction to cost of goods sold of $1,190 in the biofuels segment and a reduction of $2,479 in the chemicals segment. As a result of this LIFO adjustment, FutureFuel recorded a lower of cost or market adjustment of $704 in the three months ended March 31, 2015.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $1,039 in the three months ended March 31, 2016 and a gain of $719 for the three months ended March 31, 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	125	$(499)	200	$(427)
Regulated fixed price future commitments, included in other current assets	270	$464	631	$3,789

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,573 and $225 at March 31, 2016 and December 31, 2015, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

4)	MARKETABLE SECURITIES

At March 31, 2016 and December 31, 2015, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$6,025	$2	$(355)	$5,672
Preferred stock	48,474	2,607	(4)	51,077
Trust preferred securities	11,351	1,213	-	12,564
Exchange traded debt instruments	6,511	379	-	6,890
Total	$72,361	$4,201	$(359)	$76,203

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,825	$44	$(711)	$10,158
Preferred stock	37,703	2,419	(122)	40,000
Trust preferred securities	16,464	1,303	(66)	17,701
Exchange traded debt instruments	6,511	297	-	6,808
Total	$71,503	$4,063	$(899)	$74,667

The aggregate fair value of instruments with unrealized losses totaled $4,880 and $15,571 at March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, FutureFuel had $985 invested in marketable securities that were in an unrealized loss position for a greater than 12-month period. As of December 31, 2015, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2016	December 31, 2015
Accrued employee liabilities	$2,549	$1,474
Accrued property, franchise, motor fuel and other taxes	1,542	1,248
Other	321	254
Total	$4,412	$2,976

6)	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of March 31, 2016.

There were no borrowings under this credit agreement at March 31, 2016 and December 31, 2015.

7)	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended March 31:
	2016		2015
(Benefit)/provision for income taxes	$(1,872)		$4,883
Effective tax rate	(21.5%	)	37.5%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rates for the three months ended March 31, 2016 and March 31, 2015 reflect our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three months ended March 31, 2016, as compared to the effective tax rate in the three months ended March 31, 2015 reflects the positive effect of the reinstatement of the blenders’ tax credit (BTC) for 2016.

Unrecognized tax benefits totaled $5,021 and $4,588 at March 31, 2016 and December 31, 2015, respectively.

FutureFuel records interest and penalties, net, as a component of income tax expense. At March 31, 2016 and December 31, 2015, FutureFuel recorded $69 and $61, respectively, in accruals for interest or tax penalties.

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

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at March 31, 2016 or 2015.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended March 31, 2016 or 2015 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended March 31:
	2016	2015
Numerator:
Net income	$10,569	$8,131
Less: distributed earnings allocated to non-vested stock	(15)	(21)
Less: undistributed earnings allocated to non-vested restricted stock	(44)	(44)
Numerator for basic earnings per share	$10,510	$8,066
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	44	44
Less: undistributed earnings reallocated to non-vested restricted stock	(44)	(44)
Numerator for diluted earnings per share	$10,510	$8,066
Denominator:
Weighted average shares outstanding – basic	43,475,630	43,372,388
Effect of dilutive securities:
Stock options and other awards	10,918	9,895
Weighted average shares outstanding – diluted	43,486,548	43,382,283

Basic earnings per share	$0.24	$0.19
Diluted earnings per share	$0.24	$0.19

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three-months ended March 31, 2016 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 90,000 and 100,000 for the three-months ended March 31, 2016 and 2015, respectively.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the U.S.

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted with title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. FutureFuel is rarely the exporter of record, never the importer of record into foreign countries, and is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or outside the United States. FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

Three Months Ended	United States	All Foreign Countries	Total
March 31, 2016	$46,006	$629	$46,635
March 31, 2015	$53,577	$510	$54,087

Revenues from a single foreign country during the three months ended March 31, 2016 and 2015 did not exceed 1% of total revenues.

Summary of business by segment

	Three months ended March 31:
	2016	2015
Revenue
Custom chemicals	$20,292	$29,798
Performance chemicals	4,776	4,408
Chemicals revenue	$25,068	$34,206
Biofuels revenue	21,567	19,881
Total Revenue	$46,635	$54,087

Segment gross profit
Chemicals	$8,572	$10,853
Biofuels	2,481	2,461
Total gross profit	11,053	13,314
Corporate expenses	(2,524)	(2,537)
Income before interest and taxes	8,529	10,777
Interest and other income	1,345	2,287
Interest and other expense	(1,177)	(50)
Benefit/(provision) for income taxes	1,872	(4,883)
Net income	$10,569	$8,131

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2016 and December 31, 2015.

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	March 31, 2016	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(35)	$(35)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$76,203	$76,203	$-	$-

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
Description	December 31, 2015	Inputs Considered as:
Derivative instruments	$3,362	$3,362	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$74,667	$74,667	$-	$-

11)	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and

Losses on Available-for-Sale Securities

For the three months ended March 31, 2016

(net of tax)

2016
Balance at December 31, 2015	$2,055
Other comprehensive loss before reclassifications	(221)
Amounts reclassified from accumulated other comprehensive income	661
Net current-period other comprehensive income	440
Balance at March 31, 2016	$2,495

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2016 and 2015:

Reclassifications from Accumulated Other Comprehensive Income For the three months ended March 31, 2016
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized loss on available-for-sale securities	$(1,018)	Loss on marketable securities
Total before tax	(1,018)
Tax benefit	357
Total reclassifications	$(661)

Reclassifications from Accumulated Other Comprehensive Income For the three months ended March 31, 2015
	Amount Reclassified	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$1,020	Gain on marketable securities
Total before tax	1,020
Tax provision	(391)
Total reclassifications	$629

12)	LEGAL MATTERS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14)	INTANGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of March 31, 2016 and December 31, 2015. FutureFuel will test the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20.

15)	RECENTLY ISSUED ACCOUNTING STATEMENTS

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. However, in a July 2015 meeting, the FASB affirmed its proposal to defer the effective date by one year. The provisions of the Accounting Standards Update (ASU) are to be applied retrospectively; early adoption prior to the original effective date is not permitted. FutureFuel is currently evaluating the impact of this guidance on its financial position, results of operations, and related disclosures.

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for periods beginning on or after December 15, 2016 and will be applied prospectively. Early adoption is permitted. FutureFuel is currently evaluating the impact of this guidance on its financial position, results of operations, and related disclosures.

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected not to early adopt the new guidance as of the balance sheet date due to the insignificance of the change. As of March 31, 2016 and December 31, 2015, the impact to the company would be a reclassification of $4,368 and $7,060, respectively, from current deferred tax liability to long-term deferred tax liability.

In February 2016, the FASB issued guidance on lease accounting. The new guidance establishes two types of leases for lessees: finance or operating. The guidance for lessors is largely unchanged. Under the guidance, a lessee is to recognize a right-of-use asset and lease liability that arises from a lease. A lessee can make a policy election, by asset class, to not recognize lease assets or liabilities for leases with a term of 12 months or less. Both finance and operating leases will have associated right-of-use assets and liabilities initially measured at the present value of the lease payments. Current and noncurrent balance sheet classification will apply. Finance leases will have another reported element for interest associated with the principal lease liability. The component concept from the 2014 revenue recognition standard has been included in the new lease standard which will guide identification of individual assets and non-lease components. As with current GAAP, the guidance does not apply to the following leases: intangible assets to explore for or use minerals, oil, natural gas, and similar nonregenerative resources, biological assets (includes timber), inventory, or assets under construction. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and early adoption is permitted. The new guidance is to be applied under a modified retrospective approach wherein practical expedients have been allowed that will not require reassessment of current leases at the effective date. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

In March 2016, the FASB issued guidance in regards to stock compensation as a part of the simplification initiative that covers related tax accounting, cash flow presentation, and forfeitures. The two tax accounting related amendments are as follows: all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; and the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The cash flow presentation items sets forth that excess tax benefits should be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. For forfeitures, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance application is mixed among the various elements that include, retrospective, prospective, and modified retrospective transition methods. The Company is currently evaluating the impact on the Company's financial position and results of operations and related disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts expressed as numbers in this MD&A are in thousands (except per share amounts).

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended March 31:		Dollar	%
	2016	2015	Change	Change
Revenues	$46,635	$54,087	$(7,452)	(13.8%)
Income from operations	$8,529	$10,777	$(2,248)	(20.9%)
Net income	$10,569	$8,131	$2,438	30.0%
Earnings per common share:
Basic	$0.24	$0.19	$0.05	27.2%
Diluted	$0.24	$0.19	$0.05	27.2%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$778	$2,320	$(1,542)	(66.5%)
Adjusted EBITDA	$12,702	$12,836	$(134)	(1.0%)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended March 31:
	2016	2015
Adjusted EBITDA	$12,702	$12,836
Depreciation and amortization	(2,658)	(2,301)
Non-cash stock-based compensation	(477)	(477)
Interest and dividend income	1,345	1,267
Interest expense	(43)	(6)
Losses on disposal of property and equipment	(115)	(44)
(Losses)/gains on derivative instruments	(1,039)	719
(Losses)/gains on marketable securities	(1,018)	1,020
Income tax benefit/(expense)	1,872	(4,883)
Net income	$10,569	$8,131

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Three months ended March 31:
	2016	2015
Adjusted EBITDA	$12,702	$12,836
Amortization of deferred financing costs	(36)	-
Provision for deferred income taxes	(3,822)	(5,831)
Interest and dividend income	1,345	1,267
Income tax benefit/(expense)	1,872	(4,883)
(Losses)/gains on derivative instruments	(1,039)	719
Change in fair value of derivative instruments	3,398	4,653
Changes in operating assets and liabilities, net	(13,223)	32,342
Other	-	(1)
Net cash provided by operating activities	$1,197	$41,102

Results of Operations

Consolidated

	Three months ended March 31:
			Change
(Dollars in thousands)	2016	2015	Dollar	%

Sales	$46,635	$54,087	$(7,452)	(13.8%	)
Volume/product mix effect			$(418)	(0.8%	)
Price effect			$(7,034)	(13.0%	)

Gross profit	$11,053	$13,314	$(2,261)	(17.0%	)

Consolidated sales revenue in the three months ended March 31, 2016 decreased $7,452 compared to the three months ended March 31, 2015. This decrease was primarily from lower sales volumes in the chemicals segment and reduced sales prices in the biofuel segment. Partially offsetting these declines was increased sales volume in the biofuel segment.

Gross profit in the three months ended March 31, 2016 decreased to $11,053 compared to $13,314 for the three months ended March 31, 2015. This decrease primarily resulted from reduced sales volumes in the chemicals segment.

Chemicals Segment

	Three months ended March 31:
			Change
(Dollars in thousands)	2016	2015	Dollar	%

Sales	$25,068	$34,206	$(9,138)	(26.7%	)
Volume/product mix effect			$(7,671)	(22.4%	)
Price effect			$(1,467)	(4.3%	)

Gross profit	$8,572	$10,853	$(2,281)	(21.0%	)

Sales revenue in the three months ended March 31, 2016 declined by $9,138 compared to the three months ended March 31, 2015. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2016 totaled $20,292, a decline of $9,506 from the comparable period in 2015. This decline was primarily attributed to continued lower sales volumes and price of the laundry detergent additive and lower sales volumes of chemicals used in the agricultural and fuel markets. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $4,776 in the three months ended March 31, 2016, an increase of $368 from the three months ended March 31, 2015. This increase was from improved sales of glycerin products.

Gross profit for the chemicals segment for the three months ended March 31, 2016 decreased by $2,281 when compared to the three months ended March 31, 2015. This decrease resulted from: i) lower sales volumes and selling prices of the laundry detergent additive and ii) reduced volume from the timing of delayed shipments for other custom products. Partially offsetting these declines was the benefit of an adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Please see footnote 2 to our financial statements for the three months ended March 31, 2016 for a detailed discussion of the benefit of the LIFO adjustment on gross profit. The net result of these changes was a 29% decline in cost of goods sold and distribution expense as compared to a 27% decline in revenue in the three months ended March 31, 2016.

Biofuels Segment

	Three months ended March 31:
			Change
(Dollars in thousands)	2016	2015	Dollar	%

Sales	$21,567	$19,881	$1,686	8.5%
Volume/product mix effect			$7,253	36.5%
Price effect			$(5,567)	(28.0%)

Gross profit	$2,481	$2,461	$20	0.8%

Biofuels sales revenue in the three months ended March 31, 2016 increased $1,686 when compared to the three months ended March 31, 2015. This increase was primarily from a 45% increase in sales volume of biodiesel and biodiesel blends in the first quarter 2016 as compared to the first quarter of 2015. The market in 2015 was challenged given the absence of the $1 per gallon blenders tax credit (BTC) and no final mandate from the EPA for the renewable fuel standard. This quarter, we have benefited with both laws in place. Partially offsetting the volume benefit was lower prices in the continued challenged fuel market. We also experienced a 5% decrease in pipeline sales revenue in the first quarter of 2016 as compared to the first quarter of 2015.

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

A portion of our biodiesel sold in 2016 and 2015 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended March 31, 2016 increased $20 when compared to the three months ended March 31, 2015. Cost of goods sold declined quarter over quarter 10% as compared to a decline of 8% in sales revenue for the same periods. Biofuels profits also were benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This benefit was offset by a lower of cost or market adjustment and from the change in activity from derivative instruments.

Losses on derivative instruments were $1,039 as compared to gains of $719 for the three months ended March 31, 2016 and 2015, respectively. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815 -20-25, Derivatives and Hedging, Hedging-General, Recognition. None of the derivative instruments are designated and accounted for as hedges due primarily to the extensive record keeping requirements.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	Asset (Liability)
	March 31, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	125	$(499)	200	$(427)
Regulated fixed price future commitments, included in other current assets	270	$464	631	$3,789

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Operating Expenses

Operating expenses were slightly less at $2,524 and $2,537 in the three months ended March 31, 2016 and 2015, respectively.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2016 and 2015 reflects our expected tax rate on reported operating earnings before income tax. The period ended March 31, 2016 reflects an effective tax rate benefit of 21.5% as compared to an effective tax rate provision of 37.5% in the three months ended, March 31, 2015. This change was primarily from the benefit of the BTC in effect for the three months ended March 31, 2016 which was not in effect for the three months ended March 31, 2015.

Net Income

Net income for the quarter ended March 31, 2016 increased 30% or $2,438 as compared to the same quarter in 2015. This increase was primarily from the benefit of the BTC in effect resulting in an income tax benefit in the three months ended March 31, 2016 which was not in effect in the three months ended March 31, 2015.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three months ended March 31, 2016 and 2015 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $6,325 and $7,625 for the three months ended March 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2016 and 2015 are set forth in the following chart.

(Dollars in thousands)

	Three months ended March 31:
	2016	2015
Net cash provided by operating activities	$1,197	$41,102
Net cash used in investing activities	$(4,122)	$(2,092)
Net cash used in financing activities	$(2,812)	$(2,645)

Cash from operating activities decreased from $41,102 of cash provided by operating activities in the first three months of 2015 to $1,197 of cash provided by operating activities in the first three months of 2016. This decrease was primarily attributable to the change in our accounts receivable, including accounts receivable from related parties. In the first three months of 2015, the change in accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $34,813. In the first three months of 2016, the change in accounts receivable, including accounts receivable from related parties, decreased cash provided by operating activities by $10,466. The decrease in cash from accounts receivable balances in 2016 as compared to 2015 was primarily related to the cash received for the BTC that was retroactively reinstated in December 2015 to January 1, 2015.

Investing Activities

Cash used in investing activities was $4,122 in the first three months of 2016 compared to $2,092 in the first three months of 2015. This change was primarily the result of net sales or purchases of marketable securities in the first three months of 2016 compared to the first three months of 2015. In the first three months of 2016, such net purchases totaled $1,876. In the first three months of 2015, such net sales provided $5,384 but were offset $4,937 used in the collateralization of derivatives.

Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Three months ended March 31:
	2016	2015
Cash paid for capital expenditures and intangibles	$897	$2,539
Cash received as reimbursement of capital expenditures	$(119)	$(219)
Cash paid, net of reimbursement, for capital expenditures	$778	$2,320

Financing Activities

Cash used in financing activities increased slightly from $2,645 in the first three months of 2015 to $2,812 in the first three months of 2016. This change is primarily the result of the excess tax benefits associated with stock options and awards. The payment of dividends totaled $2,623 in the first three months of 2016 and 2015.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended March 31, 2016 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2016 and 2015, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623 in the first quarter of 2016 and 2015.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2016, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2016 and December 31, 2015, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $76,203 and $74,667 at March 31, 2016 and December 31, 2015, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at March 31, 2016 and December 31, 2015. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2016 or December 31, 2015 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2016 or 2015. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of March 31, 2016 and December 31, 2015, the fair values of our derivative instruments were a net liability in the amount of $35 and a net asset of $3,362, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2016. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	88,332	LB	10%	$2,040	18.5%
Methanol	46,279	LB	10%	$653	5.9%
Petrofuels	2,286	GAL	10%	$264	2.4%
Electricity	23	MWH	10%	$129	1.2%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2016. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2016 or December 31, 2015 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2016 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Report for the year ended December 31, 2015 filed with the SEC on March 10, 2016.

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

Special Note Regarding Forward Looking Information

This report, and the documents incorporated by reference into this report contain forward-looking statements. Forward- looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance. Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements. In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC, or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2015 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 10, 2016

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 10, 2016