Form 10-Q
period 2016-06-30
FutureFuel Corp.
filed 2016-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	T RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2016: 43,721,376

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of June 30, 2016, our audited consolidated balance sheet as of December 31, 2015, our unaudited consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and June 30, 2015, and our unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2016 and June 30, 2015.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2016 and December 31, 2015

(Dollars in thousands)

	(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$173,600	$154,049
Accounts receivable, inclusive of the blenders' tax credit of $5,821 and $30,895 and net of allowances for bad debt of $0 and $0, at June 30, 2016 and December 31, 2015, respectively	24,611	46,319
Accounts receivable – related parties	33	10
Inventory	58,717	64,957
Income tax receivable	16,932	14,114
Prepaid expenses	1,053	1,642
Prepaid expenses – related parties	35	35
Marketable securities	92,064	74,667
Deferred financing costs	144	144
Other current assets	1,892	3,887
Total current assets	369,081	359,824
Property, plant and equipment, net	121,012	124,330
Intangible assets	1,408	1,408
Deferred financing costs	397	469
Other assets	3,640	3,078
Total noncurrent assets	126,457	129,285
Total Assets	$495,538	$489,109
Liabilities and Stockholders’ Equity
Accounts payable	$16,494	$34,442
Accounts payable – related parties	1,828	244
Current deferred income tax liability	4,533	7,060
Deferred revenue – short-term	4,143	2,680
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	5,446	2,976
Total current liabilities	33,595	48,553
Deferred revenue – long-term	17,378	15,908
Other noncurrent liabilities	836	1,219
Noncurrent deferred income tax liability	27,790	29,117
Total noncurrent liabilities	46,004	46,244
Total liabilities	79,599	94,797
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,721,376 and 43,715,832, issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive income	3,372	2,055
Additional paid in capital	279,994	279,231
Retained earnings	132,569	113,022
Total stockholders’ equity	415,939	394,312
Total Liabilities and Stockholders’ Equity	$495,538	$489,109

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30:		Six months ended June 30:
	2016	2015	2016	2015
Revenue	$65,842	$78,690	$109,046	$128,505
Revenues – related parties	2,037	25,908	5,468	30,180
Cost of goods sold	57,118	96,900	90,276	135,210
Cost of goods sold – related parties	1,914	1,063	3,435	2,807
Distribution	768	986	1,565	1,634
Distribution – related parties	107	105	213	176
Gross profit	7,972	5,544	19,025	18,858
Selling, general, and administrative expenses
Compensation expense	1,277	1,059	2,443	2,212
Other expense	540	572	1,163	1,181
Related party expense	41	66	89	126
Research and development expenses	738	670	1,425	1,385
	2,596	2,367	5,120	4,904
Income from operations	5,376	3,177	13,905	13,954
Interest and dividend income	1,464	1,405	2,809	2,672
Interest expense	(42)	(43)	(85)	(49)
Gain/(loss) on marketable securities	613	451	(405)	1,471
Other expense	(104)	(78)	(220)	(122)
	1,931	1,735	2,099	3,972
Income before income taxes	7,307	4,912	16,004	17,926
(Benefit)/provision for income taxes	(6,917)	1,119	(8,789)	6,002
Net income	$14,224	$3,793	$24,793	$11,924

Earnings per common share
Basic	$0.33	$0.09	$0.57	$0.27
Diluted	$0.33	$0.09	$0.57	$0.27
Weighted average shares outstanding
Basic	43,527,857	43,420,923	43,501,599	43,396,789
Diluted	43,528,759	43,428,733	43,507,509	43,405,641

Comprehensive Income
Net income	$14,224	$3,793	$24,793	$11,924
Other comprehensive income/(loss) from unrealized
net gains/(losses) on available-for-sale securities	1,349	(2,061)	2,027	(3,057)
Income tax effect	(472)	779	(710)	1,174
Total unrealized gains/(losses), net of tax	877	(1,282)	1,317	(1,883)
Comprehensive income	$15,101	$2,511	$26,110	$10,041

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)

(Unaudited)

	Six months ended June 30:
	2016	2015
Cash flows provided by operating activities
Net income	$24,793	$11,924
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,257	4,872
Amortization of deferred financing costs	72	36
Benefit for deferred income taxes	(4,969)	(6,458)
Change in fair value of derivative instruments	4,869	5,423
Other than temporary impairment of marketable securities	1,879	186
Impairment of fixed assets	178	-
Gain on the sale of investments	(1,474)	(1,657)
Stock based compensation	954	954
Losses on disposals of fixed assets	137	122
Noncash interest expense	22	13
Changes in operating assets and liabilities:
Accounts receivable	21,708	30,484
Accounts receivable – related parties	(23)	(3,958)
Inventory	6,240	(10,635)
Income tax receivable	(2,818)	1,987
Prepaid expenses	589	724
Prepaid expenses – related party	-	(23)
Accrued interest on marketable securities	(104)	(73)
Other assets	(321)	(207)
Accounts payable	(17,948)	(175)
Accounts payable – related parties	1,584	(721)
Accrued expenses and other current liabilities	2,470	1,720
Accrued expenses and other current liabilities – related parties	-	267
Deferred revenue	2,933	730
Other noncurrent liabilities	-	(675)
Net cash provided by operating activities	46,028	34,860
Cash flows from investing activities
Collateralization of derivative instruments	(3,011)	(5,013)
Purchase of marketable securities	(32,299)	(25,819)
Proceeds from the sale of marketable securities	16,524	26,010
Expenditures for intangible assets	-	(1,408)
Capital expenditures	(2,254)	(4,360)
Net cash used in investing activities	(21,040)	(10,590)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(55)	(22)
Excess tax benefits associated with stock options and awards	(136)	-
Deferred financing costs	-	(721)
Payment of dividends	(5,246)	(5,247)
Net cash used in financing activities	(5,437)	(5,990)
Net change in cash and cash equivalents	19,551	18,280
Cash and cash equivalents at beginning of period	154,049	124,079
Cash and cash equivalents at end of period	$173,600	$142,359

Cash paid for interest	-	-
Cash paid for income taxes	$985	$11,147

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1 )	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

2 )	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2016	December 31, 2015
At average cost (approximates current cost)
Finished goods	$26,892	$35,517
Work in process	2,039	1,695
Raw materials and supplies	31,031	31,247
	59,962	68,459
LIFO reserve	(1,245)	(3,502)
Total inventory	$58,717	$64,957

FutureFuel recorded a lower of cost or market adjustment of $1,895 in the three and six months ended June 30, 2016.  This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold. There was no such adjustment in the three and six months ended June 30, 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

3 )	DERIVATIVE INSTRUMENTS

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to losses of $5,139 and $3,056 for the three months ended June 30, 2016 and 2015, respectively, and losses of $6,178 and $2,337 for the six months ended June 30, 2016 and 2015, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/ (Liability)
	June 30, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	150	$(1,520)	200	$(427)
Regulated fixed price future commitments, included in other current assets	96	$14	631	$3,789

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,234 and $225 at June 30, 2016 and December 31, 2015, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	MARKETABLE SECURITIES

At June 30, 2016 and December 31, 2015, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$12,330	$447	$(429)	$12,348
Preferred stock	60,081	4,450	(10)	64,521
Trust preferred securities	6,783	184	-	6,967
Exchange traded debt instruments	7,679	549	-	8,228
Total	$86,873	$5,630	$(439)	$92,064
	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,825	$44	$(711)	$10,158
Preferred stock	37,703	2,419	(122)	40,000
Trust preferred securities	16,464	1,303	(66)	17,701
Exchange traded debt instruments	6,511	297	-	6,808
Total	$71,503	$4,063	$(899)	$74,667

The aggregate fair value of instruments with unrealized losses totaled $3,467 and $15,571 at June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2016	December 31, 2015
Accrued employee liabilities	$3,061	$1,474
Accrued property, franchise, motor fuel and other taxes	2,130	1,248
Other	255	254
Total	$5,446	$2,976

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, FutureFuel increased the credit facility by $15,000. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $165,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”).

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of June 30, 2016.

There were no borrowings under this credit agreement at June 30, 2016 and December 31, 2015.

7 )	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended June 30:		Six months ended June 30:
	2016	2015	2016	2015
(Benefit)/provision for income taxes	$(6,917)	$1,119	$(8,789)	$6,002
Effective tax rate	(94.7%)	22.8%	(54.9%)	33.5%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three and six months ended June 30, 2016, reflects our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2016, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016.  In 2016, it is anticipated that these tax credits and incentives will form a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the credits and incentives will reduce FutureFuel’s effective income tax rate in 2016 relative to prior years. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

The effective tax rate for the three and sixth months ended June 30, 2015, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2015, reflects the positive effect of the completion of an IRS audit of FutureFuel’s 2010 through 2012 amended federal income tax returns which allowed FutureFuel to successfully recover tax benefits previously unrecorded in its financial statements. Also, during the second quarter of 2015, FutureFuel recorded the unfavorable tax effect related to a state subjecting the tax credits and incentives to taxation. In the three and six months ended June 30, 2015, the tax credits and incentives along with its favorable tax treatment was not in effect.

Unrecognized tax benefits totaled $0 and $4,588 at June 30, 2016 and December 31, 2015, respectively.

FutureFuel records interest and penalties, net, as a component of income tax expense. At June 30, 2016 and December 31, 2015, FutureFuel recorded $0 and $61, respectively, in accruals for interest or tax penalties.

8 )	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at June 30, 2016 or 2015.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended June 30, 2016 or 2015 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended June 30:		For the six months ended June 30:
	2016	2015	2016	2015
Numerator:
Net income	$14,224	$3,793	$24,793	$11,924
Less: distributed earnings allocated to non-vested stock	(10)	(16)	(24)	(37)
Less: undistributed earnings allocated to non-vested restricted stock	(42)	(7)	(96)	(49)
Numerator for basic earnings per share	$14,172	$3,770	$24,673	$11,838
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	42	7	96	49
Less: undistributed earnings reallocated to non-vested restricted stock	(42)	(7)	(96)	(49)
Numerator for diluted earnings per share	$14,172	$3,770	$24,673	$11,838
Denominator:
Weighted average shares outstanding – basic	43,527,857	43,420,923	43,501,599	43,396,789
Effect of dilutive securities:
Stock options and other awards	902	7,810	5,910	8,852
Weighted average shares outstanding – diluted	43,528,759	43,428,733	43,507,509	43,405,641

Basic earnings per share	$0.33	$0.09	$0.57	$0.27
Diluted earnings per share	$0.33	$0.09	$0.57	$0.27

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three-months ended June 30, 2016 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 110,000 and 100,000 for the three-months and six-months ended June 30, 2016, respectively. The weighted average number of options excluded on this basis was 100,000 for both the three and six-months ended June 30, 2015.

9 )	SEGMENT INFORMATION

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

	Three months ended June 30:		Six months ended June 30:
	2016	2015	2016	2015
United States	$67,209	$104,157	$113,215	$157,734
All Foreign Countries	670	441	1,299	951
Total	$67,879	$104,598	$114,514	$158,685

Revenues from a single foreign country during the three-months and six-months ended June 30, 2016 and 2015 did not exceed 1% of total revenues.

Summary of business by segment

	Three months ended June 30:		Six months ended June 30:
	2016	2015	2016	2015
Revenue
Custom chemicals	$19,401	$28,158	$39,693	$57,956
Performance chemicals	5,162	4,530	9,938	8,938
Chemicals revenue	24,563	32,688	49,631	66,894
Biofuels revenue	43,316	71,910	64,883	91,791
Total Revenue	$67,879	$104,598	$114,514	$158,685

Segment gross profit
Chemicals	$6,297	$10,012	$14,869	$20,865
Biofuels	1,675	(4,468)	4,156	(2,007)
Total gross profit	7,972	5,544	19,025	18,858
Corporate expenses	(2,596)	(2,367)	(5,120)	(4,904)
Income before interest and taxes	5,376	3,177	13,905	13,954
Interest and other income	1,464	1,856	2,809	4,143
Interest and other expense	467	(121)	(710)	(171)
Benefit/(provision) for income taxes	6,917	(1,119)	8,789	(6,002)
Net income	$14,224	$3,793	$24,793	$11,924

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

10 )	FAIR VALUE MEASUREMENTS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2016 and December 31, 2015.

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	June 30, 2016	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(1,506)	$(1,506)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$92,064	$92,064	$-	$-

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
Description	December 31, 2015	Inputs Considered as:
Derivative instruments	$3,362	$3,362	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$74,667	$74,667	$-	$-

11 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and six months ended June 30, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and

Losses on Available-for-Sale Securities

For the three months ended June 30, 2016 and 2015

(net of tax)

	2016	2015
Balance at March 31	$2,495	$3,658
Other comprehensive income/(loss) before reclassifications	1,275	(1,004)
Amounts reclassified from accumulated other comprehensive income	(398)	(278)
Net current-period other comprehensive income/(loss)	877	(1,282)
Balance at June 30	$3,372	$2,376

Changes in Accumulated Other Comprehensive Income Unrealized Gains and

Losses on Available-for-Sale Securities

For the six months ended June 30, 2016 and 2015

(net of tax)

	2016	2015
Balance at December 31	$2,055	$4,259
Other comprehensive income/(loss) before reclassifications	1,054	(977)
Amounts reclassified from accumulated other comprehensive income	263	(906)
Net current-period other comprehensive income/(loss)	1,317	(1,883)
Balance at June 30	$3,372	$2,376

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and six months ended June 30, 2016 and 2015:

	Reclassifications from Accumulated Other Comprehensive Income for the three and six months ended June 30, 2016 and 2015
	Three months ended June 30, 2016	Six months ended June 30, 2016	Affected Line Item in Statement of Operations
Unrealized gain/(loss) on available-for-sale securities	$613	$(405)	Gains/(losses) on marketable securities
Total before tax	613	(405)
Tax benefit	(215)	142
Total reclassifications	$398	$(263)

	Three months ended June 30, 2015	Six months ended June 30, 2015	Affected Line Item in Statement of Operations
Unrealized gain on available-for-sale securities	$451	$1,471	Gains on marketable securities
Total before tax	451	1,471
Tax provision	(173)	(565)
Total reclassifications	$278	$906

12 )	LEGAL MATTERS

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

13 )	RELATED PARTY TRANSACTIONS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14 )	INTANGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of June 30, 2016 and December 31, 2015. FutureFuel will test the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20.

15 )	RECENTLY ISSUED ACCOUNTING STATEMENTS

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The provisions of the Accounting Standards Update (ASU) are to be applied retrospectively; early adoption prior to the original effective date is not permitted. However, in May 2016, FASB and International Accounting Standards Board jointly issued amended guidance clarifying adoption, the retrospective application, and delay of the effective date by one year. FutureFuel is currently evaluating the impact of this guidance on its financial position, results of operations, and related disclosures.

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

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected not to early adopt the new guidance as of the balance sheet date due to the insignificance of the change. As of June 30, 2016 and December 31, 2015, the impact to the company would be a reclassification of $4,533 and $7,060, respectively, from current deferred tax liability to long-term deferred tax liability.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

All dollar amounts expressed as numbers in this M D&A are in thousands (except per share amounts).

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended June 30:
			Dollar	%
	2016	2015	Change	Change
Revenues	$67,879	$104,598	$(36,719)	(35.1%)
Income from operations	$5,376	$3,177	$2,199	69.2%
Net income	$14,224	$3,793	$10,431	275.0%
Earnings per common share:
Basic	$0.33	$0.09	$0.24	266.7%
Diluted	$0.33	$0.09	$0.24	266.7%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$1,357	$2,651	$(1,294)	(48.8%)
Adjusted EBITDA	$13,581	$9,317	$4,264	45.8%

	Six months ended June 30:
			Dollar	%
	2016	2015	Change	Change
Revenues	$114,514	$158,685	$(44,171)	(27.8%)
Income from operations	$13,905	$13,954	$(49)	(0.4%)
Net income	$24,793	$11,924	$12,869	107.9%
Earnings per common share:
Basic	$0.57	$0.27	$0.30	111.1%
Diluted	$0.57	$0.27	$0.30	111.1%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$2,135	$4,971	$(2,836)	(57.1%)
Adjusted EBITDA	$26,283	$22,153	$4,130	18.6%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended June 30:		Six months ended June 30:
	2016	2015	2016	2015
Adjusted EBITDA	$13,581	$9,317	$26,283	$22,153
Depreciation and amortization	(2,671)	(2,607)	(5,329)	(4,908)
Non-cash stock-based compensation	(477)	(477)	(954)	(954)
Interest and dividend income	1,464	1,405	2,809	2,672
Interest expense	(42)	(43)	(85)	(49)
Losses on disposal of property and equipment	(22)	(78)	(137)	(122)
Losses on derivative instruments	(5,139)	(3,056)	(6,178)	(2,337)
(Losses)/gains on marketable securities	613	451	(405)	1,471
Income tax benefit/(expense)	6,917	(1,119)	8,789	(6,002)
Net income	$14,224	$3,793	$24,793	$11,924

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Six months ended June 30:
	2016	2015
Adjusted EBITDA	$26,283	$22,153
Amortization of deferred financing costs	(72)	(36)
Provision for deferred income taxes	(4,969)	(6,458)
Impairment of fixed assets	178	-
Interest and dividend income	2,809	2,672
Income tax benefit/(expense)	8,789	(6,002)
Losses on derivative instruments	(6,178)	(2,337)
Change in fair value of derivative instruments	4,869	5,423
Changes in operating assets and liabilities, net	14,310	19,445
Other	9	-
Net cash provided by/(used in) operating activities	$46,028	$34,860

Results of Operations

Consolidated

	Three months ended June 30:				Six months ended June 30:
(Dollars in thousands)			Change				Change
	2016	2015	$	%	2016	2015	$	%
Sales	$ 67,879	$ 104,598	$ (36,719)	(35.1%)	$ 114,514	$ 158,685	$ (44,171)	(27.8%)
Volume/product mix effect			(26,820)	(25.6%)			(27,238)	(17.2%)
Price effect			(9,899)	(9.5%)			(16,933)	(10.7%)
Gross profit	$ 7,972	$ 5,544	$ 2,428	43.8%	$ 19,025	$ 18,858	$ 167	0.9%

Consolidated sales revenue in the three and six months ended June 30, 2016 decreased $36,719 and $44,171, respectively, compared to the three and six months ended June 30, 2015. These decreases were primarily from lower sales volumes and prices of pipeline business in the biofuels segment.  In addition, the chemical segment experienced lower sales volume and prices.  Partially offsetting these decreases were increased sales volumes of biodiesel and biodiesel blends in the biofuel segment.

Gross profit in the three and six months ended June 30, 2016 increased $2,428 and $167 compared to the three and six months ended June 30, 2015. This increase primarily resulted from the reinstatement of the blenders' tax credit (BTC) on December 31, 2015. This increase was reduced by lower sales volumes in the chemicals segment and by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment reduced gross profit $3,319 and $345 in the three months ended June 30, 2016 and 2015, respectively. This adjustment increased gross profit $2,257 and $3,324 in the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Operating expenses increased $229 and $216, in the three and six-months ended June 30, 2016, as compared to the three and six-months ended 2015, respectively. These increases were from higher compensation costs.

Provision for Income Taxes

The effective tax rate for the three and six months ended June 30, 2016, reflects our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016.  In 2016, it is anticipated that the tax credits and incentives will form a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the tax credits and incentives will reduce FutureFuel’s effective income tax rate in 2016 relative to prior years. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

The effective tax rate for the three and sixth months ended June 30, 2015, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2015, reflects the positive effect of the completion of an IRS audit of FutureFuel’s 2010 through 2012 amended federal income tax returns which allowed FutureFuel to successfully recover tax benefits previously unrecorded in its financial statements. Also during the second quarter of 2015, FutureFuel recorded the unfavorable tax effect related to a state subjecting the taxc credits and incentives to taxation. In the three and six months ended June 30, 2015, the tax credits and incentives along with its favorable tax treatment was not in effect.

Net Income

Net income for the three months ended June 30, 2016 increased 275% or $10,431 as compared to the same period in 2015. Net income for the six months ended June 30, 2016 increased 108% or $12,869 as compared to the same period in 2015. The increase for both the three and six month periods was from: i) the benefit of tax credits and incentives in effect resulting in an income tax benefit in the three and six months ended June 30, 2016 which was not in effect in the three and six months ended June 30, 2015; ii) the benefit of the EPA's final Renewable Fuel mandate declared; and iii) the favorable reversal of a state's previous tax treatment of tax credits and incentives.

Chemicals Segment

	Three months ended June 30:				Six months ended June 30:
(Dollars in thousands)			Change				Change
	2016	2015	$	%	2016	2015	$	%
Sales	$ 24,563	$ 32,688	$ (8,125)	(24.9%)	$ 49,631	$ 66,894	$ (17,263)	(25.8%)
Volume/product mix effect			(6,136)	(18.8%)			(13,807)	(20.6%)
Price effect			(1,989)	(6.1%)			(3,456)	(5.2%)
Gross profit	$ 6,297	$ 10,012	$ (3,715)	(37.1%)	$ 14,869	$ 20,865	$ (5,996)	(28.7%)

Sales revenue in the three months ended June 30, 2016 declined by $8,125 compared to the three months ended June 30, 2015. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended June 30, 2016 totaled $19,401, a decline of $8,757 from the comparable period in 2015. This decline was primarily attributed to continued lower sales volumes of chemicals used in the agrochemical and energy markets and to a lesser extent, lower sales volumes of the laundry detergent additive. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $5,162 in the three months ended June 30, 2016, an increase of $632 from the three months ended June 30, 2015. This increase was from improved sales across several products.

Sales revenue in the six months ended June 30, 2016 declined by $17,263 compared to the six months ended June 30, 2015. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the six months ended June 30, 2016 totaled $39,693, a decline of $18,263 from the comparable period in 2015. This decline was primarily attributed to continued lower sales volumes of chemicals sold to customers servicing the agrochemical and energy markets and to a lesser extent, reduced sales volumes of the laundry detergent additive. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to certain key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $9,938 in the six months ended June 30, 2016, an increase of $1,000 from the six months ended June 30,2015. This increase was from improved sales of specialty polymer modifiers and glycerin products.

Gross profit for the chemicals segment for the three months ended June 30, 2016 decreased by $3,715 when compared to the three months ended June 30, 2015. This decrease resulted from lower sales volumes of the laundry detergent additive and reduced volume from other custom products used in the agrochemical and energy markets. The result of these changes was a 19% decline in cost of goods sold and distribution expense as compared to a 25% decline in revenue in the three months ended June 30, 2016.

Gross profit for the chemicals segment for the six months ended June 30, 2016 decreased by $5,996 when compared to the six months ended June 30, 2015. This decrease resulted primarily from lower sales volumes of the laundry detergent additive and reduced volume from other custom products used in the agrochemical and energy markets. The net result of all changes was a 24% decline in cost of goods sold and distribution expense as compared to a 26% decline in revenue in the six months ended June 30, 2016.

Biofuels Segment

	Three months ended June 30:				Six months ended June 30:
(Dollars in thousands)			Change				Change
	2016	2015	$	%	2016	2015	$	%
Sales	$ 43,316	$ 71,910	$ (28,594)	(39.8%)	$ 64,883	$ 91,791	$ (26,908)	(29.3%)
Volume/product mix effect			(20,684)	(28.8%)			(13,431)	(14.6%)
Price effect			(7,910)	(11.0%)			(13,477)	(14.7%)
Gross profit	$ 1,675	$ (4,468)	$ 6,143	137.5%	$ 4,156	$ (2,007)	$ 6,163	307.1%

Biofuels sales revenue in the three months ended June 30, 2016 decreased $28,594 when compared to the three months ended June 30, 2015. These decreases were primarily from lower sales volumes and prices of pipeline business in the biofuels segment. Pipeline sales totaled $2,678 and $28,186 in the three months ended June 30, 2016 and 2015, respectively. Partially offsetting this decline was a 19% increase in sales volumes of biodiesel and biodiesel blends in the three months ended June 30, 2016, as compared to the same period of 2015. With reduced sales prices, biodiesel and biodiesel blends resulted in a net decrease in sales revenue of $3,086.

Biofuel sales revenue in the six months ended June 30, 2016 decreased $26,908 when compared to the six months ended June 30, 2015. These decreases were primarily from lower sales volumes and prices of pipeline business in the biofuels segment. Pipeline sales totaled $5,881 and $31,543 in the six months ended June 30, 2016 and 2015, respectively. Partially offsetting this decline was a 45% increase in sales volumes of biodiesel and biodiesel blends in the six months ended June 30, 2016, as compared to the same period of 2015. With reduced sales prices, biodiesel and biodiesel blends resulted in a net decrease in sales revenue of $1,246.

Revenues from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuate with market conditions.

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

Biofuels gross profit in the three months ended June 30, 2016 increased $6,143 when compared to the three months ended June 30, 2015. Cost of goods sold declined quarter over quarter 45% as compared to a decline of 40% in sales revenue for the same periods. Biofuels profits were benefited this quarter with the BTC and the final Renewable Fuel mandate from the EPA in place when neither was in place in the second quarter of 2015. Gross profits were reduced by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment reduced gross profit $2,804 and $197 in the three months ended June 30, 2016 and 2015, respectively. The segment was further impacted by a lower of cost or market adjustment of $1,895 and no such adjustments existed in the three months ended June 30, 2015.

Biofuels gross profit in the six months ended June 30, 2016 increased $6,163.  Cost of goods sold declined 35% as compared to a decline of 29% in sales revenue for the same period. Gross profit was primarily benefited with the BTC and the final Renewable Fuel mandate from the EPA in place throughout the year when neither was in place in the same period of 2015.

Biofuels gross profit was reduced by the change in activity from  derivative instruments. Losses on derivative instruments were $5,139 and $3,056 for the three months ended June 30, 2016 and 2015, respectively. Losses on derivative instruments were $6,178 and $2,337, respectively, for the six months ended June 30, 2016 and 2015. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	Asset/ (Liability)
	June 30, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	150	$(1,520)	200	$(427)
Regulated fixed price future commitments, included in other current assets	96	$14	631	$3,789

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three and six months ended June 30, 2016 and 2015 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $4,019 and $7,591 for the three months ended June 30, 2016 and 2015, and $10,344 and $15,216, for the six months ended June 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2016 and 2015 are set forth in the following chart.

(Dollars in thousands)

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$46,028	$34,860
Net cash used in investing activities	$(21,040)	$(10,590)
Net cash used in financing activities	$(5,437)	$(5,990)

Operating Activities

Cash from operating activities increased from $34,860 of cash provided by operating activities in the first six months of 2015 to $46,028 of cash provided by operating activities in the first six months of 2016. This increase was primarily attributable to the change in our inventory and net income offset by a decrease in accounts payable. In the first six months of 2016, net income increased cash provided by operating activities by $24,793 as compared to $11,924 in the first six months of 2015.  This difference was primarily from the change in the provision for income taxes in 2015 as compared to the benefit of income taxes in 2016.  The change in inventories increased cash in the first six months of 2016 by $6,240 as compared to a decrease of $10,635 in cash in the first six months of 2015.  Cash from the change in accounts payable, including accounts payable from related parties, decreased cash provided by operating activities by $16,364 in the first six months of 2016 as compared to a decrease of cash of $896 in the first six months of  2015.

Investing Activities

Cash used in investing activities was $21,040 in the first six months of 2016 compared to $10,590 in the first six months of 2015. This change was primarily the result of net sales or purchases of marketable securities in the first six months of 2016 compared to the first six months of 2015. In the first six months of 2016, such net purchases totaled $15,775. In the first six months of 2015, such net sales provided $191 but were offset by $5,013 from cash used in the collateralization of derivatives.

Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Six months ended June 30:
	2016	2015
Cash paid for capital expenditures and intangibles	$2,254	$5,768
Cash received as reimbursement of capital expenditures	(119)	(797)
Cash paid, net of reimbursement, for capital expenditures	$2,135	$4,971

Financing Activities

Cash used in financing activities decreased slightly from $5,990 in the first six months of 2015 to $5,437 in the first six months of 2016. This change is primarily the result of the deferred financing costs in the first six months of 2015. The payment of dividends totaled $5,246 and $5,247 in the first six months of 2016 and 2015, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended June 30, 2016 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2016, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623 in the first quarter of 2016 and $2,623 in the second quarter of 2016, for aggregate dividend payments of $5,246 in the first six months of 2016.

In the first two quarters of 2015, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623 in the first quarter of 2015 and $2,624 in the second quarter of 2015, for aggregate dividend payments of $5,247 in the first six months of 2015.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2016 and December 31, 2015, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $92,064   and $74,667 at June 30, 2016 and December 31, 2015, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2016 and December 31, 2015. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2016 or December 31, 2015 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts expressed as numbers in these Market Risk Disclosures are in thousands (except per share amounts).

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging, Hedging - General, Recognition. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2016 or 2015. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of June 30, 2016 and December 31, 2015, the fair values of our derivative instruments were a net liability in the amount of $1,506 and a net asset of $3,362, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2016. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	188,321	LB	10%	$ 4,991	25.4%
Methanol	86,159	LB	10%	$ 1,077	5.5%
Petrofuels	5,515	GAL	10%	$ 692	3.5%
Electricity	47	MWH	10%	$ 258	1.3%
Sodium Methylate	5,510	LB	10%	$ 189	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2016.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2016 or December 31, 2015 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2016 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Incremental Revolving Commitment Agreement Dated May 25, 2016
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: August 9, 2016

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2016