Form 10-Q
period 2016-09-30
FutureFuel Corp.
filed 2016-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15( d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2016: 43,721,376

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of September 30, 2016, our audited consolidated balance sheet as of December 31, 2015, our unaudited consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and September 30, 2015, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2016 and December 31, 2015

(Dollars in thousands)

	(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$182,373	$154,049
Accounts receivable, inclusive of the blenders' tax credit of $11,409 and $30,895 and net of allowances for bad debt of $0 and $0, at September 30, 2016 and December 31, 2015, respectively	29,986	46,319
Accounts receivable – related parties	31	10
Inventory	47,948	64,957
Income tax receivable	15,299	14,114
Prepaid expenses	538	1,642
Prepaid expenses – related parties	-	35
Marketable securities	111,009	74,667
Deferred financing costs	144	144
Other current assets	1,052	3,887
Total current assets	388,380	359,824
Property, plant and equipment, net	119,152	124,330
Intangible assets	1,408	1,408
Deferred financing costs	361	469
Other assets	3,733	3,078
Total noncurrent assets	124,654	129,285
Total Assets	$513,034	$489,109
Liabilities and Stockholders’ Equity
Accounts payable	$24,589	$34,442
Accounts payable – related parties	463	244
Current deferred income tax liability	4,080	7,060
Deferred revenue – short-term	4,471	2,680
Contingent liability – short-term	1,151	1,151
Accrued expenses and other current liabilities	6,541	2,976
Total current liabilities	41,295	48,553
Deferred revenue – long-term	16,852	15,908
Other noncurrent liabilities	2,999	1,219
Noncurrent deferred income tax liability	24,396	29,117
Total noncurrent liabilities	44,247	46,244
Total liabilities	85,542	94,797
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,721,376 and 43,715,832, issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	4	4
Accumulated other comprehensive income	4,254	2,055
Additional paid in capital	280,420	279,231
Retained earnings	142,814	113,022
Total stockholders’ equity	427,492	394,312
Total Liabilities and Stockholders’ Equity	$513,034	$489,109

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30:		Nine months ended September 30:
	2016	2015	2016	2015
Revenue	$66,893	$79,375	$175,939	$207,880
Revenues – related parties	2,413	27,679	7,881	57,859
Cost of goods sold	54,170	96,977	144,446	232,187
Cost of goods sold – related parties	3,384	959	6,819	3,766
Distribution	1,306	320	2,871	1,954
Distribution – related parties	127	123	340	299
Gross profit	10,319	8,675	29,344	27,533
Selling, general, and administrative expenses
Compensation expense	1,228	1,346	3,671	3,558
Other expense	505	619	1,668	1,800
Related party expense	57	39	146	165
Research and development expenses	688	738	2,113	2,123
	2,478	2,742	7,598	7,646
Income from operations	7,841	5,933	21,746	19,887
Interest and dividend income	1,637	1,336	4,446	4,008
Interest expense	(45)	(42)	(130)	(91)
Gain/(loss) on marketable securities	(322)	(269)	(727)	1,202
Other expense	(111)	(48)	(331)	(170)
	1,159	977	3,258	4,949
Income before income taxes	9,000	6,910	25,004	24,836
(Benefit)/provision for income taxes	(3,868)	2,060	(12,657)	8,062
Net income	$12,868	$4,850	$37,661	$16,774

Earnings per common share
Basic	$0.29	$0.11	$0.86	$0.38
Diluted	$0.29	$0.11	$0.86	$0.38
Weighted average shares outstanding
Basic	43,570,734	43,460,449	43,524,729	43,418,243
Diluted	43,572,997	43,461,286	43,529,423	43,424,423

Comprehensive Income
Net income	$12,868	$4,850	$37,661	$16,774
Other comprehensive income/(loss) from unrealized
net gains/(losses) on available-for-sale securities	1,714	(2,081)	3,741	(5,138)
Income tax effect	(832)	799	(1,542)	1,973
Total unrealized gains/(losses), net of tax	882	(1,282)	2,199	(3,165)
Comprehensive income	$13,750	$3,568	$39,860	$13,609

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30:
	2016	2015
Cash flows provided by operating activities
Net income	$37,661	$16,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,960	7,476
Amortization of deferred financing costs	108	72
Benefit for deferred income taxes	(9,243)	(6,569)
Change in fair value of derivative instruments	6,686	1,755
Other than temporary impairment of marketable securities	2,184	606
Impairment of fixed assets	178	-
Gain on the sale of investments	(1,457)	(1,808)
Stock based compensation	1,431	1,431
Losses on disposals of fixed assets	147	168
Noncash interest expense	20	20
Changes in operating assets and liabilities:
Accounts receivable	16,333	30,367
Accounts receivable – related parties	(21)	1,141
Inventory	17,009	10,981
Income tax receivable	(1,185)	10,435
Prepaid expenses	1,104	1,279
Prepaid expenses – related party	35	(35)
Accrued interest on marketable securities	(84)	13
Other assets	(413)	(310)
Accounts payable	(9,853)	(11,697)
Accounts payable – related parties	219	(2,910)
Accrued expenses and other current liabilities	3,565	1,855
Accrued expenses and other current liabilities – related parties	-	321
Deferred revenue	2,735	988
Other noncurrent liabilities	1,760	(2,431)
Net cash provided by operating activities	76,879	59,922
Cash flows from investing activities
Collateralization of derivative instruments	(4,009)	(3,832)
Purchase of marketable securities	(54,096)	(32,952)
Proceeds from the sale of marketable securities	20,768	45,849
Expenditures for intangible assets	-	(1,408)
Capital expenditures	(3,107)	(6,029)
Net cash used in investing activities	(40,444)	1,628
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(59)	(120)
Excess tax benefits associated with stock options and awards	(183)	(371)
Deferred financing costs	-	(721)
Payment of dividends	(7,869)	(7,870)
Net cash used in financing activities	(8,111)	(9,082)
Net change in cash and cash equivalents	28,324	52,468
Cash and cash equivalents at beginning of period	154,049	124,079
Cash and cash equivalents at end of period	$182,373	$176,547

Cash paid for interest	2	-
Cash paid for income taxes	$986	$13,377

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

2 )	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2016	December 31, 2015
At average cost (approximates current cost)
Finished goods	$21,390	$35,517
Work in process	1,538	1,695
Raw materials and supplies	26,677	31,247
	49,605	68,459
LIFO reserve	(1,657)	(3,502)
Total inventory	$47,948	$64,957

FutureFuel recorded a lower of cost or market adjustment of $1,877 in the three and nine months ended September 30, 2016.  This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold. For the three and nine months ended September 30, 2015, the lower of cost or market adjustment was $192.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to gains of $803 and $6,456 for the three months ended September 30, 2016 and 2015, respectively, and losses of $5,375 and gains of $4,119 for the nine months ended September 30, 2016 and 2015, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/(Liability)
	September 30, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	200	$(3,221)	200	$(427)
Regulated fixed price future commitments, included in other current assets	79	$(102)	631	$3,789

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,232 and $225 at September 30, 2016 and December 31, 2015, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	MARKETABLE SECURITIES

At September 30, 2016 and December 31, 2015, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$33,310	$2,518	$(322)	$35,506
Preferred stock	59,967	4,276	(9)	64,234
Trust preferred securities	3,147	91	-	3,238
Exchange traded debt instruments	7,679	354	(2)	8,031
Total	$104,103	$7,239	$(333)	$111,009

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,825	$44	$(711)	$10,158
Preferred stock	37,703	2,419	(122)	40,000
Trust preferred securities	16,464	1,303	(66)	17,701
Exchange traded debt instruments	6,511	297	-	6,808
Total	$71,503	$4,063	$(899)	$74,667

The aggregate fair value of instruments with unrealized losses totaled $14,887 and $15,571 at September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2016	December 31, 2015
Accrued employee liabilities	$4,731	$1,474
Accrued property, franchise, motor fuel and other taxes	1,533	1,248
Other	277	254
Total	$6,541	$2,976

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as the borrower, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, FutureFuel increased the credit facility by $15,000. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $165,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”).

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of September 30, 2016.

There were no borrowings under this credit agreement at September 30, 2016 and December 31, 2015.

7 )	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended September 30:			Nine months ended September 30:
	2016		2015	2016		2015
(Benefit)/provision for income taxes	$(3,868)		$2,060	$(12,657)		$8,062
Effective tax rate	(43.0%	)	29.8%	(50.6%	)	32.5%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three and nine months ended September 30, 2016, reflects our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three and nine months ended September 30, 2016, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016.  In 2016, it is anticipated that these tax credits and incentives will form a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the credits and incentives will reduce FutureFuel’s effective income tax rate in 2016 relative to prior years. In addition, during the nine months ended September 30, 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

The effective tax rate for the three and nine months ended September 30, 2015, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and nine months ended September 30, 2015, reflects the positive effect of the completion of an IRS audit of FutureFuel’s 2010 through 2012 amended federal income tax returns which allowed FutureFuel to successfully recover tax benefits previously unrecorded in its financial statements. Also, during the second quarter of 2015, FutureFuel recorded the unfavorable tax effect related to a state subjecting the tax credits and incentives to taxation. In the three and nine months ended September 30, 2015, the tax credits and incentives along with its favorable tax treatment was not in effect.

Unrecognized tax benefits totaled $2,060 and $4,588 at September 30, 2016 and December 31, 2015, respectively.

FutureFuel records interest and penalties, net, as a component of income tax expense. At September 30, 2016 and December 31, 2015, FutureFuel recorded $189 and $61, respectively, in accruals for interest or tax penalties.

8 )	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at September 30, 2016 or 2015.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended September 30, 2016 or 2015 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended September 30:		For the nine months ended September 30:
	2016	2015	2016	2015
Numerator:
Net income	$12,868	$4,850	$37,661	$16,774
Less: distributed earnings allocated to non-vested stock	(8)	(15)	(32)	(52)
Less: undistributed earnings allocated to non-vested restricted stock	(35)	(12)	(131)	(57)
Numerator for basic earnings per share	$12,825	$4,823	$37,498	$16,665
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	35	12	131	57
Less: undistributed earnings reallocated to non-vested restricted stock	(35)	(12)	(131)	(61)
Numerator for diluted earnings per share	$12,825	$4,823	$37,498	$16,661
Denominator:
Weighted average shares outstanding – basic	43,570,734	43,460,449	43,524,729	43,418,243
Effect of dilutive securities:
Stock options and other awards	2,263	837	4,694	6,180
Weighted average shares outstanding – diluted	43,572,997	43,461,286	43,529,423	43,424,423

Basic earnings per share	$0.29	$0.11	$0.86	$0.38
Diluted earnings per share	$0.29	$0.11	$0.86	$0.38

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three-months and nine-months ended September 30, 2016 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 30,000 and 76,667 for the three-months and nine-months ended September 30, 2016, respectively. The weighted average number of options excluded on this basis was 190,000 and 130,000 for the three and nine-months ended September 30, 2015, respectively.

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

	Three months ended September 30:		Nine months ended September 30:
	2016	2015	2016	2015
United States	$68,462	$106,300	$181,677	$264,034
All Foreign Countries	844	754	2,143	1,705
Total	$69,306	$107,054	$183,820	$265,739

Revenues from a single foreign country during the three-months and nine-months ended September 30, 2016 and 2015 did not exceed 1% of total revenues.

Summary of business by segment

	Three months ended September 30:		Nine months ended September 30:
	2016	2015	2016	2015
Revenue
Custom chemicals	$20,455	$26,665	$60,148	$84,621
Performance chemicals	3,844	4,942	13,782	13,880
Chemicals revenue	24,299	31,607	73,930	98,501
Biofuels revenue	45,007	75,447	109,890	167,238
Total Revenue	$69,306	$107,054	$183,820	$265,739

Segment gross profit
Chemicals	$7,853	$7,294	$22,722	$28,159
Biofuels	2,466	1,381	6,622	(626)
Total gross profit	10,319	8,675	29,344	27,533
Corporate expenses	(2,478)	(2,742)	(7,598)	(7,646)
Income before interest and taxes	7,841	5,933	21,746	19,887
Interest and other income	1,637	1,336	4,446	5,210
Interest and other expense	(478)	(359)	(1,188)	(261)
Benefit/(provision) for income taxes	3,868	(2,060)	12,657	(8,062)
Net income	$12,868	$4,850	$37,661	$16,774

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2016 and December 31, 2015.

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	September 30, 2016	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(3,323)	$(3,323)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$111,009	$111,009	$-	$-

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	December 31, 2015	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$3,362	$3,362	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$74,667	$74,667	$-	$-

11 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and nine months ended September 30, 2016 and 2015.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and

Losses on Available-for-Sale Securities

For the three months ended September 30, 2016 and 2015

(net of tax)

	2016	2015
Balance at July 1	$3,372	$2,376
Other comprehensive income/(loss) before reclassifications	672	(1,448)
Amounts reclassified from accumulated other comprehensive income	210	166
Net current-period other comprehensive income/(loss)	882	(1,282)
Balance at September 30	$4,254	$1,094

Changes in Accumulated Other Comprehensive Income Unrealized Gains and

Losses on Available-for-Sale Securities

For the nine months ended September 30, 2016 and 2015

(net of tax)

	2016	2015
Balance at January 1	$2,055	$4,259
Other comprehensive income/(loss) before reclassifications	1,727	(2,425)
Amounts reclassified from accumulated other comprehensive income/(loss)	472	(740)
Net current-period other comprehensive income/(loss)	2,199	(3,165)
Balance at September 30	$4,254	$1,094

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2016 and 2015:

	Reclassifications from Accumulated Other Comprehensive Income For the three and nine months ended September 30, 2016 and 2015
	Three months ended September 30, 2016	Nine months ended September 30, 2016	Affected Line Item in Statement of Operations
Unrealized loss on available-for-sale securities	$(322)	$(727)	Gain/(losses) on marketable securities
Total before tax	(322)	(727)
Tax benefit	112	255
Total reclassifications	$(210)	$(472)

	Three months ended September 30, 2015	Nine months ended September 30, 2015	Affected Line Item in Statement of Operations
Unrealized (loss)/gain on available-for-sale securities	$(269)	$1,202	Gains/(losses) on marketable securities
Total before tax	(269)	1,202
Tax benefit/(provision)	103	(462)
Total reclassifications	$(166)	$740

12 )	LEGAL MATTERS

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of September 30, 2016 and December 31, 2015. FutureFuel will test the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20.

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

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted as of the beginning of an interim or annual reporting period and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected not to early adopt the new guidance as of the balance sheet date due to the insignificance of the change. As of September 30, 2016 and December 31, 2015, the impact to the company would be a reclassification of $4,080 and $7,060, respectively, from current deferred tax liability to long-term deferred tax liability.

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

During June 2016, the FASB issued new guidance related to credit losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account for expected credit losses at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available for sale debt securities will be recorded through an allowance for expected credit losses, with such allowance limited to the amount by which fair value is below amortized cost. An allowance will be established for estimated credit losses on held to maturity securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the impact on the Company’s financial position and results of operations and related disclosures.

In August 2016, the FASB issued guidance to reduce existing diversity in practice in regards to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance specifically addresses the following items: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied retrospectively to each period presented at the date of adoption. Management is currently evaluating the impact on the Company's related disclosures.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended September 30:
			Dollar	%
	2016	2015	Change	Change
Revenues	$69,306	$107,054	$(37,748)	(35.3%)
Income from operations	$7,841	$5,933	$1,908	32.2%
Net income	$12,868	$4,850	$8,018	165.3%
Earnings per common share:
Basic	$0.29	$0.11	$0.18	163.6%
Diluted	$0.29	$0.11	$0.18	163.6%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$853	$996	$(143)	(14.4%)
Adjusted EBITDA	$10,117	$2,592	$7,525	290.3%

	Nine months ended September 30:
			Dollar	%
	2016	2015	Change	Change
Revenues	$183,820	$265,739	$(81,919)	(30.8%)
Income from operations	$21,746	$19,887	$1,859	9.3%
Net income	$37,661	$16,774	$20,887	124.5%
Earnings per common share:
Basic	$0.86	$0.38	$0.48	126.3%
Diluted	$0.86	$0.38	$0.48	126.3%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$2,988	$5,967	$(2,979)	(49.9%)
Adjusted EBITDA	$36,328	$24,745	$11,583	46.8%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended September 30:		Nine months ended September 30:
	2016	2015	2016	2015
Adjusted EBITDA	$10,117	$2,592	$36,328	$24,745
Depreciation and amortization	(2,739)	(2,640)	(8,068)	(7,548)
Non-cash stock-based compensation	(477)	(477)	(1,431)	(1,431)
Interest and dividend income	1,637	1,336	4,446	4,008
Interest expense	(9)	(42)	(22)	(91)
Losses on disposal of property and equipment	(10)	(46)	(147)	(168)
Gains/(losses) on derivative instruments	803	6,456	(5,375)	4,119
(Losses)/gains on marketable securities	(322)	(269)	(727)	1,202
Income tax benefit/(expense)	3,868	(2,060)	12,657	(8,062)
Net income	$12,868	$4,850	$37,661	$16,774

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Nine months ended September 30:
	2016	2015
Adjusted EBITDA	$36,328	$24,745
Amortization of deferred financiing costs	-	(72)
Benefit for deferred income taxes	(9,243)	(6,569)
Impairment of fixed assets	178	-
Interest and dividend income	4,446	4,008
Income tax benefit/(expense)	12,657	(8,062)
Losses on derivative instruments	(5,375)	4,119
Change in fair value of derivative instruments	6,686	1,755
Changes in operating assets and liabilities, net	31,204	39,997
Other	(2)	1
Net cash provided by/(used in) operating activities	$76,879	$59,922

Results of Operations

Consolidated

	Three months ended September 30:				Nine months ended September 30:
			Change				Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%

Sales	$ 69,306	$ 107,054	$ (37,748)	(35.3%)	$ 183,820	$ 265,739	$ (81,919)	(30.8%)
Volume/product mix effect			$ (29,548)	(27.6%)			$ (56,786)	(21.4%)
Price effect			$ (8,200)	(7.7%)			$ (25,133)	(9.5%)

Gross profit	$ 10,319	$ 8,675	$ 1,644	19.0%	$ 29,344	$ 27,533	$ 1,811	6.6%

Consolidated sales revenue in the three and nine months ended September 30, 2016 decreased $37,748 and $81,919, respectively, compared to the three and nine months ended September 30, 2015. These decreases were primarily from lower sales of pipeline business in the biofuels segment.  In addition, the chemical segment experienced lower sales volume and prices.  Partially offsetting these decreases were increased sales volumes of biodiesel and biodiesel blends in the biofuel segment.

Gross profit in the three and nine months ended September 30, 2016 increased $1,644 and $1,811, respectively, compared to the three and nine months ended September 30, 2015. This increase primarily resulted from the reinstatement of the blenders' tax credit (BTC) on December 31, 2015 and to a lesser extent, the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  The LIFO adjustment reduced gross profit $413 and $2,187 in the three months ended September 30, 2016 and 2015, respectively. The LIFO adjustment increased gross profit $1,845 and $1,137 in the nine months ended September 30, 2016 and 2015, respectively.  Partially offsetting these increases was lower sales volumes in the chemicals segment.

Operating Expenses

Operating expenses decreased $264 and $48, in the three and nine-months ended September 30, 2016, as compared to the three and nine-months ended 2015, respectively. The decrease in the three month comparison was from reduced compensation for general and administrative personnel and outside legal and administrative fees with no significant changes in the nine month period.

Provision for Income Taxes

The effective tax rate for the three and nine months ended September 30, 2016, reflects our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three and nine months ended September 30, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016.  In 2016, it is anticipated that the tax credits and incentives will form a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the tax credits and incentives will reduce FutureFuel’s effective income tax rate in 2016 relative to prior years. In addition, during 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

The effective tax rate for the three and nine months ended September 30, 2015, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and nine months ended September 30, 2015, reflects the positive effect of the completion of an IRS audit of FutureFuel’s 2010 through 2012 amended federal income tax returns which allowed FutureFuel to successfully recover tax benefits previously unrecorded in its financial statements. Also during the second quarter of 2015, FutureFuel recorded the unfavorable tax effect related to a state subjecting the tax credits and incentives to taxation. In the three and nine months ended September 30, 2015, the tax credits and incentives along with its favorable tax treatment was not in effect.

Net Income

Net income for the three months ended September 30, 2016 increased 165% or $8,018 as compared to the same period in 2015. Net income for the nine months ended September 30, 2016 increased 125% or $20,887 as compared to the same period in 2015. The increase for both the three and nine month periods was from: i) the benefit of tax credits and incentives in effect resulting in an income tax benefit in the three and nine months ended September 30, 2016 which was not in effect in the three and nine months ended September 30, 2015; ii) the benefit of the EPA's final rule on the Renewable Fuel Standard; and iii) the favorable reversal of a state's previous tax treatment of tax credits and incentives.

Chemicals Segment

	Three months ended September 30:				Nine months ended September 30:
			Change				Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%

Sales	$ 24,299	$ 31,607	$ (7,308)	(23.1%)	$ 73,930	$ 98,501	$ (24,571)	(24.9%)
Volume/product mix effect			$ (5,867)	(18.6%)			$ (19,674)	(20.0%)
Price effect			$ (1,441)	(4.6%)			$ (4,897)	(5.0%)

Gross profit	$ 7,853	$ 7,294	$ 559	7.7%	$ 22,722	$ 28,159	$ (5,437)	(19.3%)

Sales revenue in the three months ended September 30, 2016 declined by $7,308 compared to the three months ended September 30, 2015. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended September 30, 2016 totaled $20,455, a decline of $6,210 from the comparable period in 2015. This decline was primarily attributed to continued lower sales volumes of chemicals used in the agrochemical and energy markets and to a lesser extent, lower sales volumes of the laundry detergent additive. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $3,844 in the three months ended September 30, 2016, a decrease of $1,098 from the three months ended September 30, 2015. This decrease was primarily from timing of product shipments to customers.

Sales revenue in the nine months ended September 30, 2016 declined by $24,571 compared to the nine months ended September 30, 2015. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the nine months ended September 30, 2016 totaled $60,148, a decline of $24,473 from the comparable period in 2015. This decline was primarily attributed to continued lower sales volumes of chemicals sold to customers servicing the agrochemical and energy markets and to a lesser extent, reduced sales volumes of the laundry detergent additive. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to certain key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $13,782 in the nine months ended September 30, 2016, a slight decrease of $98 from the nine months ended September 30, 2015.

Gross profit for the chemicals segment for the three months ended September 30, 2016 increased by $559 when compared to the three months ended September 30, 2015. Gross profits were increased by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $77 and $853 in the three months ended September 30, 2016 and 2015, respectively.  The changes in the LIFO adjustment and product mix primarily resulted in a 32% decline in cost of goods sold and distribution expense as compared to a 23% decline in revenue in the three months ended September 30, 2016.

Gross profit for the chemicals segment for the nine months ended September 30, 2016 decreased by $5,437 when compared to the nine months ended September 30, 2015. This decrease resulted primarily from lower sales volumes of the laundry detergent additive and reduced volume from other custom products used in the agrochemical and energy markets. Gross profits were benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $946 and $189 in the nine months ended September 30, 2016 and 2015, respectively. The net result of all changes was a 27% decline in cost of goods sold and distribution expense as compared to a 25% decline in revenue in the nine months ended September 30, 2016.

Biofuels Segment

	Three months ended September 30:				Nine months ended September 30:
			Change				Change
(Dollars in thousands)	2016	2015	$	%	2016	2015	$	%

Sales	$ 45,007	$ 75,447	$ (30,440)	(40.3%)	$ 109,890	$ 167,238	$ (57,348)	(34.3%)
Volume/product mix effect			$ (23,681)	(31.4%)			$ (37,112)	(22.2%)
Price effect			$ (6,759)	(9.0%)			$ (20,236)	(12.1%)

Gross profit	$ 2,466	$ 1,381	$ 1,085	(78.6%)	$ 6,622	$ (626)	$ 7,248	1,157.8%

Biofuels sales revenue in the three months ended September 30, 2016 decreased $30,440 when compared to the three months ended September 30, 2015. This decrease was primarily from the reduction in pipeline sales which totaled $1,509 and $27,689 in the three months ended September 30, 2016 and 2015, respectively. Additionally, sales volumes of  biodiesel and biodiesel blends increased 6% but were more than offset by lower average selling prices. Total sales from biodiesel and biodiesel blends decreased $4,260.

Biofuel sales revenue in the nine months ended September 30, 2016 decreased $57,348 when compared to the nine months ended September 30, 2015. This decrease was primarily from lower sales of pipeline business in the biofuels segment. Pipeline sales totaled $7,390 and $59,232 in the nine months ended September 30, 2016 and 2015, respectively. Additionally, sales volumes in the biodiesel and biodiesel blends increased 19% but were more than offset by lower average selling prices. Total sales from biodiesel and biodiesel blends decreased $5,506.

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

Biofuels gross profit in the three months ended September 30, 2016 increased $1,085 when compared to the three months ended September 30, 2015. Cost of goods sold declined quarter over quarter 43% as compared to a decline of 40% in sales revenue for the same periods. Gross profits were benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The LIFO adjustment decreased gross profit $336 and $1,326 in the three months ended September 30, 2016 and 2015, respectively. The segment was further impacted by a lower of cost or market adjustment of $1,877 and $192 in the three months ended September 30, 2016 and 2015, respectively.

Biofuels gross profit in the nine months ended September 30, 2016 increased $7,248.  Cost of goods sold declined 38% as compared to a decline of 34% in sales revenue for the same period. Gross profit was primarily benefited with the BTC and the final rule on the Renewable Fuel Standard from the EPA in place throughout the year when neither was in effect in the same period of 2015.  The segment was impacted by a lower of cost or market adjustment of $1,877 and $192 in the nine months ended September 30, 2016 and 2015, respectively.

Biofuels gross profit was reduced by the change in activity from derivative instruments. Gains on derivative instruments were $803 and $6,456 for the three months ended September 30, 2016 and 2015, respectively. Losses on derivative instruments were $5,375 for the nine months ended September 30, 2016 and gains were $4,119 for the nine months ended September 30, 2015. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815 -20-25, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges due primarily to the extensive record keeping requirements.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	Asset/(Liability)
	September 30, 2016		December 31, 2015
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	200	$ (3,221)	200	$(427)
Regulated fixed price future commitments, included in other current assets	79	$ (102)	631	$3,789

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three and nine months ended September 30, 2016 and 2015 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $6,759 and $8,134 for the three months ended September 30, 2016 and 2015, and $17,103 and $23,350, for the nine months ended September 30, 2016 and 2015, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2016 and 2015 are set forth in the following chart.

(Dollars in thousands)

	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities	$76,879	$59,922
Net cash used in investing activities	$(40,444)	$1,628
Net cash used in financing activities	$(8,111)	$(9,082)

Operating Activities

Cash from operating activities increased from $59,922 of cash provided by operating activities in the first nine months of 2015 to $76,879 of cash provided by operating activities in the first nine months of 2016. This increase was primarily attributable to the change in our net income offset by a decrease in accounts receivable and income tax receivable. In the first nine months of 2016, net income increased cash provided by operating activities by $37,865 as compared to $16,774 in the first nine months of 2015.  This difference was primarily from the change in the provision for income taxes in 2015 as compared to the benefit of income taxes in 2016.  Cash from the change in accounts receivable, including accounts receivable from related parties, increased cash provided by operating activities by $16,312 in the first nine months of 2016, a reduction from the increase of cash of $31,508 in the first nine months of 2015.

Investing Activities

Cash used in investing activities was $40,444 in the first nine months of 2016 compared to $1,628 provided in the first nine months of 2015. This change was primarily the result of net sales or purchases of marketable securities in the first nine months of 2016 compared to the first nine months of 2015. In the first nine months of 2016, such net purchases totaled $33,328. In the first nine months of 2015, such net sales totaled $12,897 but were offset by $6,029 from cash used in capital expenditures and $3,832 used to collateralize derivative instruments. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

(Dollars in thousands)

	Nine months ended September 30:
	2016	2015
Cash paid for capital expenditures and intangibles	$3,107	$7,437
Cash received as reimbursement of capital expenditures	$(119)	$(1,470)
Cash paid, net of reimbursement, for capital expenditures	$2,988	$5,967

Financing Activities

Cash used in financing activities decreased slightly from $9,082 in the first nine months of 2015 to $8,111 in the first nine months of 2016. This change is primarily the result of payments for deferred financing costs in the first nine months of 2015. The payment of dividends totaled $7,869 and $7,870 in the first nine months of 2016 and 2015, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended September 30, 2016 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2016, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623 in the first quarter of 2016, $2,623 in the second quarter of 2016, and $2,623 in the third quarter of 2016 for aggregate dividend payments of $7,869 in the first nine months of 2016.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2016 and December 31, 2015, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $111,009 and $74,667 at September 30, 2016 and December 31, 2015, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2016 and December 31, 2015. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2016 or December 31, 2015 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2016 or 2015. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of September 30, 2016 and December 31, 2015, the fair values of our derivative instruments were a net liability in the amount of $3,323 and a net asset of $3,362, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2016. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	306,891	LB	10%	$ 8,654	28.9%
Methanol	9,303	LB	10%	$ 1,615	5.4%
Petrofuels	73	GAL	10%	$ 1,226	4.1%
Electricity	89,887	MWH	10%	$ 425	1.4%
Sodium Methylate	133,431	LB	10%	$ 308	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2016.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2016 or December 31, 2015 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2016 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 9, 2016

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2016