Form 10-K
period 2016-12-31
FutureFuel Corp.
filed 2017-03-16
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

(314) 854-8352

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $283,248,378

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,749,970

Table of Contents

PART I

Item 1.   Business

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

We distributed normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2016. On November 30, 2016, we declared a special cash dividend of $2.29 on our common stock with a December 16, 2016 record date, and a payment date of January 13, 2017. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2017.

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

Our specialty chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive specialty chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements to enable us to compete in the worldwide chemical industry.

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 million gallons per year. The plant ran at a normal rate during 2016 as the reinstatement of the blenders’ tax credit (BTC) and the EPA’s final rule on the Renewable Fuel Standard strengthened market conditions for renewable fuel. Future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether government mandates with respect to biodiesel usage remain in effect; (iii) whether certain tax credits with respect to biodiesel production remain in effect; and (iv) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 15 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2016, December 31, 2015, and December 31, 2014. Unless otherwise stated, all dollar amounts are in thousands. The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2016, 2015, and 2014; (ii) our consolidated net income for the years ended December 31, 2016, 2015, and 2014; and (iii) our total assets at December 31, 2016, 2015, and 2014.

(Dollars in thousands)

Revenues from
External
Period	Customers	Net Income	Total Assets
Year ended December 31, 2016	$ 253,193	$ 56,341	$ 529,043
Year ended December 31, 2015	$ 299,611	$ 46,421	$ 489,109
Year ended December 31, 2014	$ 341,838	$ 53,200	$ 461,488

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (“GAAP”): chemicals and biofuels. We do not allocate net income and total assets between these two business segments, however, revenues from external customers and gross profit are allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

			Total	Gross	Gross
	Revenues	Revenues	Revenues	Margin	Margin
	from	from	from	from	from	Total
	Chemical	Biofuels	External	Chemical	Biofuels	Gross
Period	Segment	Segment	Customers	Segment	Segment	Margin
Year ended December 31, 2016	$ 100,907	$ 152,286	$ 253,193	$ 32,055	$ 14,803	$46,858
Year ended December 31, 2015	$ 125,848	$ 173,763	$ 299,611	$ 35,452	$ 21,594	$57,046
Year ended December 31, 2014	$ 146,146	$ 195,692	$ 341,838	$ 46,062	$ 19,911	$65,973

See Note 20 to our consolidated financial statements contained in “Item 8. Financial Statements and Supplementary Data” for adjustments to segment gross profit to arrive at net income.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105. Our telephone number is (314) 854-8352. FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680. Its telephone number is (870) 698-3000.

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

Operations

For the year ended December 31, 2016, approximately 60% of our revenue was derived from biofuels, 33% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 7% of revenues from multi-customer specialty chemicals (“performance chemicals”).

Our biofuels business segment primarily involves the production and sale of biodiesel and petrodiesel blends and the buying, selling, and shipping of refined petroleum products on common carrier pipelines. Custom chemicals manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Our custom chemicals manufacturing portfolio includes agrochemicals and intermediates, detergent additives, biocides intermediates, specialty polymers, dyes, stabilizers, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dye-ability to nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referenced as “B5”) to 20% (commonly referenced as “B20”) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act. In 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy, which allowed federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements by simply buying biodiesel and burning it in new or existing diesel vehicles in a minimum B20 blend. Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See Pew Center on Global Climate Change (“Pew Center”) biodiesel factsheet http://www.c2es.org/technology/factsheet/biodiesel and July 2011 Biodiesel Climate Techbook, http://www.c2es.org/docUploads/Biodiesel_0.pdf.

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A biodiesel blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, and B20 blends) at our leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

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

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its wide spread availability and ease of processing. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States is in a transition from this increasingly expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae. See http://www.emerging-markets.com/biodiesel/index.html. Our continuous production line produces biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids. Our plant has demonstrated a production capacity in excess of 58 million gallons of biodiesel per year.

Legislative Incentives

Biodiesel production and use in the United States continues to be driven in large part by legislative initiatives at both the federal and state levels.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.00 billion gallons per year in 2017. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. The last update to the mandate was issued on November 30, 2015, when the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2014, 2015, and 2016 for cellulosic biofuel, biomass based diesel, advanced biofuel, and total renewable fuel.

The following table shows the finalized volume requirement by the USEPA since 2014 with a modest grow rate in biomass-based diesel.

	Final Renewable Fuel Volumes (1) (2)
	2014	2015	2016	2017
Cellulosic biofuel (million gallons)	33	123	230	311
Biomass-based diesel (billion gallons)	1.63	1.73	1.90	2.00
Advanced biofuel (billion gallons)	2.67	2.88	3.61	4.28
Renewable fuel (billion gallons)	16.28	16.93	18.11	19.28

(1)	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.

(2)	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2017-and-biomass-based-diesel-volume

U.S. biomass-based diesel production, of which biodiesel represents a significant amount, exceeded the federal mandate from 2011 through 2016 as shown in the following chart:

Biomass Production Source : Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at https://www.epa.gov/fuels-registration-reporting-and-compliance-help/2016-renewable-fuel-standard-data.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon blenders’ tax credit (“BTC”) applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade, in late 2015 the BTC was reinstated retroactively to January 1, 2015 and expired on December 31, 2016 and has not been reinstated.

We also benefit from a “small” agri-biodiesel producers’ tax credit for production in capacity not in excess 60 million gallons per year. This credit of $0.10 per gallon applies to the first 15 million gallons of agri-biodiesel sold. See https://www.irs.gov/pub/irs-pdf/i8864.pdf. Like the BTC, the small agri-biodiesel credit expired on December 31, 2016 and has not been reinstated.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2016. However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. We also are registered with the State of California’s fuel program which incentivizes the use of low carbon fuels specific to biomass based diesel. Oregon and Washington are in the process of implementing similar programs. As we expand our business, we will evaluate these and other state incentives to determine if we qualify.

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

The USEPA issued a proposed rule on February 21, 2013 to establish a voluntary Quality Assurance Program (“QAP”) to verify the validity of renewable identification numbers under the RFS Program. We voluntarily registered in the program as a QAP B participant in 2013. On July 18, 2014, the USEPA issued the final rule. All of our 2013, 2014, 2015, and 2016 RINs were verified in accordance with the final rule. See https://www.gpo.gov/fdsys/pkg/FR-2014-07-18/pdf/2014-16487.pdf.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Increased production of biodiesel in Argentina, Brazil, Indonesia, and Malaysia resulted in excess glycerin being produced by the biodiesel industry in 2016. See http://www.icis.com/resources/news/2016/12/30/10061932/outlook-17-us-glycerine-market-could-see-more-balance/. Crude glycerin as generated from biodiesel production is commonly sold into energy exploration and the agricultural feed market for limited value, the price of which is determined by energy prices, product supply, and corn commodity prices.

Biodiesel producers may sell their crude glycerin to large refineries for upgrading. Because of the influx of crude glycerin into the market from biodiesel producers, producers currently are receiving only minimal value for this byproduct. Crude glycerin can be refined into a pure form and then used in higher value markets such as specialty chemical production, agricultural formulations, food, pharmaceutical, and/or cosmetic applications. In 2014, we added the capability to refine our crude glycerin to an industrial grade with higher value applications. We currently market both crude and industrial grade glycerin, with our product mix dependent upon refining capacity, product specifications, prices, and other market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We utilize distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. This is a low priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine, as of December 12, 2016, there were 160 biodiesel plants in existence in the United States with a total combined capacity of 2,745.68 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/. An additional 15 plants were under construction with a combined nameplate production capacity of 610.25 million gallons, for a total built-out capacity of 3,355.93 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/construction/.

Because both current and anticipated biodiesel production capacities exceed the federal mandate, we believe that price competition in the biodiesel industry will continue to be highly competitive.

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used. Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes such as farming, residential/commercial heating oil, and power generation.

We currently market our biodiesel products by truck, rail, and barge directly to customers in the United States. Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States mainly for transportation. Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

For the twelve months ended December 31, 2016 and 2015, two of our customers represented approximately 29% and 57% of our biofuels revenues (17% and 33% of total revenues), respectively, with the remaining biofuels revenues spread across multiple other customers. We do not have a contract with either primary customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders placed with us by these customers at prices based upon then-prevailing market rates. We do not believe that the loss of either customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

In 2016, U.S. imports of biodiesel rose by more than 50% from an estimated 670 million gallons in 2015 to over 1 billion gallons in 2016. As imports continue to take a larger share of the U.S. market, the U.S. biodiesel industry continues to lobby for a reformation of the BTC as a U.S. domestic production credit. See http://biodiesel.org/news/news-display/2017/01/24/2016-biodiesel-market-skunks-previous-records.

Competition

We compete with other producers of biodiesel locally, regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The nine largest producers in terms of production capacity of biodiesel in the United States in 2016 were Renewable Energy Group, Inc., RBF Port Neches LLC, World Energy Biox Biofuels LLC, Louis Dreyfus Agricultural Industries LLC, Archer Daniels Midland Co. - Velva, World Energy Natchez, FutureFuel Chemical Company, Ag Processing Inc., and Cincinnati Renewable Fuels LLC. See http://www.biodieselmagazine.com/plants/listplants/USA/. Additionally, we compete with numerous other smaller producers and evolving cellulosic based biodiesel technologies.

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

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease. This seasonal fluctuation was less prevalent in 2014 and 2015 given the weakened market conditions and the absence of a renewable fuel mandate. We did not experience this fluctuation in 2016 given the increased demand in the fourth quarter with the BTC expiring.

        Outlook for the Biodiesel Industry/Our Future Strategy

The BTC was reinstated on December 18, 2015, and made retroactive to January 1, 2015 and expired on December 31, 2016. Based on analysis from industry analysts, it is anticipated that the U.S. biodiesel market may transition to larger plants, alternative feedstocks and second-generation technologies, resulting in consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. Although it is unclear whether this trend will occur, if it does, we believe that producers who are proactive in responding to these changes can compete with foreign imports and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies. See http://www.emerging-markets.com/biodiesel/index.html.

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

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, process scale up and improvement, operational safety, and environmental protection. Our custom manufacturing products are manufactured by continuous production, dedicated batch or general purpose batch mode depending on the volumes required. We are recognized as a strategic production partner to our key customers in this segment and our engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. We historically have produced two significant products, or product families, within this particular portfolio. One is our laundry detergent additive product, which is produced for a major detergent and consumer products manufacturer. The other was a proprietary herbicide and associated intermediates we produced for a former long-term Agro chemical customer. We ceased production for this latter customer in 2014 and began the process of transitioning the equipment used for the production of the proprietary herbicide and intermediates into use for a different customer desiring a different proprietary herbicide. Our custom manufacturing business has expanded to new customers in new markets such that no one customer was greater than 10% of revenues in 2015 nor 2016.

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

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. Some of the chemical products can be cyclically driven by changes in energy and agricultural commodity prices. In the case of our custom manufacturing business, the customers are often the “brand owners” and therefore control factors related to demand, such as market development and external manufacturing strategy. In such cases, we may be unable to increase or maintain our level of sales revenue for these products.

We have agreed to extend the supply of our laundry detergent additive to our customer through 2018. This customer had previously expressed its intent to terminate the supply arrangement effective December 31, 2015, but agreed to amended terms. Demand for the laundry detergent additive has decreased in recent years. We continue to work collaboratively with our customer to assess their future demand, which may continue to decline. We are also working to find new customers for this product.

None of our chemical customers represented 10% or more of our 2016 consolidated sales revenues.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies. As technology and investment have increasingly moved outside of North America, competition from international multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China. We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability. Our major competitors in this segment include large multi-national companies with specialty chemical business units and smaller independent producers. The international multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources. We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, reputation, and financial strength.

Supply and Distribution

Specialty chemicals are generally high unit value products sold in packaged, or low-volume bulk form, and for which distribution is a relatively minor component of cost. Most products are sold FOB the Batesville site for distribution globally. Similarly, raw materials for these products are comparatively higher-value components that are sourced globally. An exception is the biofuels co-products, which are recovered from local processing.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site. Our primary strategy regarding our intellectual property portfolio is to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. In the biofuels business segment, innovations and process know-how are vigorously protected as appropriate.

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

Research and development expense incurred by us for the years ended December 31, 2016, 2015, and 2014 were $2,715, $2,741, and $3,168, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (or “CERCLA”), and analogous state laws, impose joint and severe liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

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

The federal Oil Pollution Act of 1990 (or “OPA”) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States. A responsible party includes the owner or operator of an onshore facility. Effective December 31, 2015, OPA increased its liability limit for onshore facilities from $350,000 to $633,850. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions.

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

Our cash expenditures related to environmental protection and improvement were approximately $11,136, $10,205, and $10,007 for the years ended December 31, 2016, 2015, and 2014, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 5.3% over the past five years.

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

(Dollars in thousands)

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2016	$250,320	$2,873	$253,193
Year ended December 31, 2015	$297,415	$2,196	$299,611
Year ended December 31, 2014	$334,210	$7,628	$341,838

For the years ended December 31, 2016, 2015, and 2014, revenues from Mexico accounted for 0%, 0%, and 1%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2016, 2015, and 2014 did not exceed 1% of our total revenues.

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

Risks Associated With Our Business Activities

The BTC for biodiesel expired on December 31, 2016. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent). For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit. The tax incentive generally was taken by petroleum distributors and was passed on to the consumer.  It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008. The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a BTC, including biodiesel made from non-virgin feedstocks such as yellow grease. On December 18, 2015, the BTC was reinstated retroactively to January 1, 2015 and expired on December 31, 2016. There is no guarantee that the BTC will be reinstated, which could have a material adverse effect on us and the biodiesel industry in general.

If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel.  As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

Our biofuels operations may be harmed if the federal or state governments were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates. If any of the state or federal laws and regulations relating to the government subsidies and mandates change, including failure to reinstate the federal biodiesel BTC, our ability to benefit from our alternative fuels business could be harmed.

Our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel products benefit from being the only alternative fuel certified by the USEPA that fulfills the requirements of Section 211(B) of the Clean Air Act. Also, portions of our biofuels may from time to time be registered in states where we obtain benefits from state specific subsidies, mandates or programs. If federal or state agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

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

Our competitive position in the markets in which we participate is, in part, subject to external factors in addition to those that we can impact. Natural disasters, changes in laws or regulations, trade disputes, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact our competitive position and our ability to maintain market share.

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

The total production capacity is well in excess of the current 2.0 billion gallons per year RFS2 mandate for 2017. The excess of production capacity over the 2017 mandate could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

We are reliant upon a relatively small number of customers.

Our business is concentrated with five large strategic customers covering multiple products representing greater than 82% of our chemicals segment product sales, or 33% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has one large customer. Sales to this biodiesel customer totaled approximately 14% of total revenues in 2016 (or $35,568), compared to 11% in 2015 (or $33,255), and 18% in 2014 (or $62,994). Sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled 22% in 2015 (or $64,981), and 11% in 2014 (or $39,090). For the period ended December 31, 2016, sales to the related party were not greater than 10%. We do not have a contract with these customers, but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

In most cases, we are not capable of hedging raw material and/or finished products for our chemicals segment. Certain of our products are produced under manufacturing agreements with our customers which provide us the contractual ability to pass along raw material price increases. However, we do not have this protection for all product lines within the chemicals segment. If we do not manage or are not capable of managing escalating raw material prices and/or passing these increases along to our customers via increased prices for our finished products, we may incur losses.

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

We have entered into a $165 million revolving credit facility with a commercial bank. Although as of the date of this report we have no outstanding borrowings under this facility, when we do borrow the restrictions governing this indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2016, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 31, 2016, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. A draft of the first such triennial report was released in January 2011 and a final report was submitted to Congress on January 31, 2012. See http://www.epa.gov/ncea/biofuels/. The report concluded the following: (i) the extent of negative impacts to date due to the biofuels industry is limited in magnitude and primarily associated with intensification of corn production; (ii) future negative or positive impacts will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (iii) potential benefits will likely require implementation of conservation measures and innovative technologies, best management practices, and improvements in production efficiency. These factors, along with any negative findings or interpretations of this report or subsequent reports, may negatively impact public perception of biodiesel, its acceptance and development as an alternative fuel, and its political support. No subsequent report has been issued.

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

In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petrodiesel, which could harm air quality. Nitrogen oxide is a contributor to ozone and smog. These emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.

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

We are exposed to operating risks

As a manufacturer of diversified chemical products and biofuels, our business is subject to operating risks common to chemical manufacturing, storage, handling, and transportation.  These risks include, but are not limited to, fires, explosions, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases. Significant limitation on our ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on our sales revenue, costs, results of operations, and financial condition.

Disruptions could also occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. We have in the past experienced cyber-attacks and breaches of our computer information systems, and although none of these have had a material adverse effect on our operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on our results of operations.

Risks Associated With Owning Our Shares

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,749,970 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

Market Information

The high and low sales price on the NYSE for our shares of common stock for the period January 1, 2015 through December 31, 2016 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2015 - March 31, 2015	$13.17	$9.94
April 1, 2015 - June 30, 2015	$13.71	$10.02
July 1, 2015 - September 30, 2015	$13.24	$9.11
October 1, 2015 - December 31, 2015	$16.08	$9.91
January 1, 2016 - March 31, 2016	$14.80	$11.01
April 1, 2016 - June 30, 2016	$12.81	$9.77
July 1, 2016 - September 30, 2016	$12.12	$10.30
October 1, 2016 - December 31, 2016	$16.58	$10.24

As of March 15, 2017, there are 43,749,970 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 279 holders of record on March 15, 2017 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition.

We declared and paid regular cash dividends for 2015 and 2016 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 2, 2015	March 13, 2015	December 19, 2014
$0.06	June 1, 2015	June 12, 2015	December 19, 2014
$0.06	September 1, 2015	September 11, 2015	December 19, 2014
$0.06	December 1, 2015	December 11, 2015	December 19, 2014
$0.06	March 1, 2016	March 15, 2016	January 6, 2016
$0.06	June 1, 2016	June 15, 2016	January 6, 2016
$0.06	September 1, 2016	September 15, 2016	January 6, 2016
$0.06	December 1, 2016	December 15, 2016	January 6, 2016

We have also declared dividends for 2017 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$2.29	December 16, 2016	January 13, 2017	November 30, 2016
$0.06	March 1, 2017	March 15, 2017	November 30, 2016
$0.06	June 1, 2017	June 15, 2017	November 30, 2016
$0.06	September 1, 2017	September 15, 2017	November 30, 2016
$0.06	December 1, 2017	December 15, 2017	November 30, 2016

No assurances can be given that we will declare or pay dividends for years after 2017.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2016, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	70,000	$12.48	1,194,700

Performance Graph

The following graph shows changes over the 60-month period beginning January 1, 2012 through December 31, 2016 in the value of a $100 investment in: (i) our common stock; (ii) Russell 2000; and (iii) an industry group of other companies that file reports with the SEC using SIC Code 2860. The companies in this industry group are: Aemetis Inc., AJ Greentech Holdings Limited, Bioamber Inc., Bluefire Renewables Inc., Cardinal Ethanol LLC, Celanese Corp., Clean Tech Biofuels Inc., Codexis Inc., ESP Resources Inc., SC Holdings Corporation, Global Energy inc., Green Plains Inc., Green Plains Partners, Greenbelt Resources Corp., Greenshift Corp., Heron Lake Bioenergy LLC Unit, Immage Biotherapeutics Corp., Innophos Holdings Inc., International Flavors & Fragrances Inc., KMG Chemicals Inc., Koppers Holdings Inc., Kreido Biofuels Inc., Good Vibrations Shoes Inc., Methes Energies International Limited, New America Energy Corp., Newmarket Corp., OCI Partners Limited Partnership, Pacific Ethanol Inc., Parabel Inc., Rayonier Advanced Materials Inc., Red Trail Energy Limited Liability, Renewable Energy Group Inc., Rex American Resources Corp., Tantech Holdings Limited, Tapinator Inc., Vitality Biopharma Inc. and Westlake Chemical Partners Partners Limited.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2016 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2016, neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2012, 2013, 2014, 2015, and 2016. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto.

(Dollars in thousands, except per share amounts)

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December 31,	December	December 31,	December 31,	December 31,
Item	2016	2015	2014	2013	2012
Operating Revenues	$253,193	$299,611	$341,838	$444,919	$351,829
Net income	$56,341	$46,421	$53,200	$74,034	$34,304
Earnings per common share:
Basic	$1.29	$1.06	$1.22	$1.71	$0.83
Diluted	$1.29	$1.06	$1.22	$1.71	$0.83
Total Assets	$529,043	$489,109	$461,488	$414,447	$355,237
Long-term obligations	$52,181	$46,244	$50,392	$45,461	$58,669
Cash dividends per common share	$2.77	$0.24	$0.48	$0.69	$1.60
Net cash provided by operating activities	$90,975	$39,623	$51,952	$62,454	$64,888
Net cash provided by (used in) investing activities	$(35,207)	$2,025	$6,708	$(24,111)	$(32,613)
Net cash provided by (used in) financing activities	$(10,545)	$(11,678)	$(21,044)	$(10,617)	$(63,283)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

In General

Our company is managed and reported in two reporting segments: chemicals segment and biofuels segment. Within the chemicals segment are two product groups: custom chemicals and performance chemicals. The custom chemicals group is comprised of chemicals manufactured for a single customer whereas the performance chemicals product group is comprised of chemicals manufactured for multiple customers. The biofuels segment is comprised of one product group. Management believes that the diversity of each segment strengthens the company by better utilizing resources and is committed to growing each segment.

Major products in the custom chemicals group include: (i) a laundry detergent additive manufactured exclusively for a customer for use in a household detergent; (ii) proprietary herbicide intermediates manufactured for select strategic customers; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer. The custom chemicals group also includes consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry).

Revenues generated from the laundry detergent additive are based on a supply agreement with the customer. In 2015, we agreed to extend the supply of the laundry detergent additive to this customer through 2018 at reduced volumes and prices. This customer had previously expressed its intent to terminate the supply arrangement effective December 31, 2015, but agreed to amended terms. With the extension, we acquired intellectual property rights related to the laundry detergent additive and are working to leverage this intellectual property to find new customers for this product.

In 2013, we completed a supply agreement with a major multi-national life sciences company to manufacture an intermediate to a new herbicide. The equipment utilized for this project is, in part, the equipment vacated from the termination of previous contracts with other customers. The contract is effective through December 31, 2018. No assurances can be given, however, that the agreement will be further extended past 2018.

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

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31,	December 31,	Dollar	%
	2016	2015	Change	Change
Revenues	$253,193	$299,611	$(46,418)	(15.5%	)
Income from operations	$36,523	$46,971	$(10,448)	(22.2%	)
Net income	$56,341	$46,421	$9,920	21.4%
Earnings per common share:
Basic	$1.29	$1.06	$0.23	21.8%
Diluted	$1.29	$1.06	$0.23	21.8%
Capital expenditures (net of customer reimbursements and regulatory grants)	$4,223	$6,798	$(2,575)	(37.9%	)
Adjusted EBITDA	$55,261	$50,097	$5,164	10.3%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2016	2015
Adjusted EBITDA	$55,261	$50,097
Depreciation and amortization	(10,963)	(10,187)
Non-cash stock-based compensation	(1,908)	(2,043)
Interest and dividend income	6,152	5,106
Interest expense	(27)	(134)
Losses on disposal of property and equipment	(147)	(178)
(Losses)/gains on derivative instruments	(6,220)	9,101
(Losses)/gains on marketable securities	(1,340)	107
Income tax benefit/(expense)	15,535	(5,448)
Other	(2)	-
Net income	$56,341	$46,421

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2016	2015
Adjusted EBITDA	$55,261	$50,097
Amortization of deferred financing costs	-	(108)
Benefit for deferred income taxes	(5,271)	(3,721)
Impairment of fixed assets	178	-
Interest and dividend income	6,152	5,106
Income tax benefit/(expense)	15,535	(5,448)
(Losses)/gains on derivative instruments	(6,220)	9,101
Change in fair value of derivative instruments	3,621	(3,295)
Changes in operating assets and liabilities, net	21,720	(12,109)
Other	(1)	-
Net cash provided by operating activities	$90,975	$39,623

Results of Operations

Consolidated

	2016 Compared to 2015:					2015 Compared to 2014:
			Change					Change
(Dollars in thousands)	2016	2015	$	%		2015	2014	$	%
Sales	$253,193	$299,611	$(46,418)	(15.5%	)	$299,611	$341,838	$(42,227)	(12.4%	)
Volume/product mix effect			$(47,252)	(15.8%	)			$20,106	5.9%
Price effect			$834	0.3%				$(62,333)	(18.2%	)
Gross profit	$46,858	$57,046	$(10,188)	(17.9%	)	$57,046	$65,973	$(8,927)	(13.5%	)
Operating expense	$10,335	$10,075	$260	2.6%		$10,075	$9,845	$230	2.3%

2016 Compared to 2015

Consolidated sales revenue decreased 15.5% or $46,418 in 2016 compared to 2015. The biofuels segment suffered from lower sales revenue in common carrier pipelines. The chemicals segment also suffered from the decline in sales volumes and price of the laundry detergent additive and reduced sales volumes in the custom manufacturing products from contraction in the Agro chemical and energy markets.

Gross profit decreased by 17.9% or $10,188 in 2016 compared to 2015. This decrease in profit was primarily attributable to: i) losses from hedging activity as compared to hedging gains in 2015, ii) reduced profitability from lower sales volumes in the chemical segment and iii) the impact by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. These reductions were partially offset by improved margins in biodiesel from increased sales to the low carbon industry and regional markets.

Operating expenses increased $260 in 2016 compared to 2015. This increase was primarily the result of increased professional services incurred in 2016 on general administrative expenses from related parties.

Provision for Taxes

The effective tax rates for the years December 31, 2016 and 2015, reflect FutureFuel’s expected tax rate on reported operating earnings before income tax. Our effective tax rate for the years December 31, 2016 and 2015, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016 and 2015.  In 2016 and 2015, these tax credits and incentives formed a larger proportion of FutureFuel’s net income than in prior years. The increase in these tax credits and incentives relative to net income, combined with the income tax treatment of the credits and incentives reduced FutureFuel's effective income tax rate in 2016 and 2015 relative to prior years. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives. The tax credits and incentives and the impact seen from the income tax treatment of these credits and incentives are not presently anticipated to continue after December 31, 2016. As a result, our effective tax rate in 2017 and beyond is currently expected to be significantly higher than the effective tax rates of 2016 and 2015. See Note 14 to our consolidated financial statements included herein.

Prior to 2013, FutureFuel had historically included proceeds from the biodiesel BTC in taxable income on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. The biodiesel BTC expired effective December 31, 2016 and has not been reenacted.

FutureFuel’s unrecognized tax benefits totaled $2,056 and $4,588 at December 31, 2016 and 2015, respectively.

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

Provision for Taxes

The effective tax rates for the years ended December 31, 2015 and 2014 reflect our expected tax rate on reported operating earnings before income taxes. In 2015, the positive effect of the biodiesel BTC constituted a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the BTC served to reduce FutureFuel’s effective income tax rate in 2015 relative to prior years. See Note 14 to our consolidated financial statements included herein.

In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the $1 biodiesel BTC to exclude this credit from taxable income for the years 2010 through 2013. This change had a significant impact on FutureFuel’s provision for income taxes in the fourth quarter of 2013. This benefit reduced FutureFuel’s provision for income taxes by $11,633 in 2013, with $7,755 related to the years 2010 through 2012 and $3,878 related to 2013. This same treatment was followed in 2014 and 2015 when the biodiesel BTC was retroactively reinstated for 2014 and 2015 in December of 2014 and 2015, respectively. The biodiesel BTC was extended through the end of 2016 as part of the tax extenders package.

Income Taxes

Our liability for uncertain tax positions totaled $336 and $2,981 at December 31, 2015 and 2014, respectively.

Chemicals Segment

	2016 Compared to 2015:					2015 Compared to 2014 :
(Dollars in thousands)			Change					Change
	2016	2015	$	%		2015	2014	$	%
Sales	$100,907	$125,848	$(24,941)	(19.8%	)	$125,848	$146,146	$(20,298)	(13.9%	)
Volume/product mix effect			$(17,608)	(14.0%	)			(19,412)	(13.3%	)
Price effect			(7,333)	(5.8%	)			(886)	(0.6%	)

Gross profit	$32,055	$35,452	$(3,397)	(9.6%	)	$35,452	$46,062	$(10,610)	(23.0%	)

2016 Compared to 2015

Chemical sales revenue decreased 19.8% or $24,941 in 2016 compared with 2015. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $82,667, a decline of $25,493 from 2015. The decline in the laundry detergent additive with the decline in custom manufacturing products from contraction in the Agro chemical and energy markets were the most significant reductions in the custom chemical product line. Our contract for sales of the laundry detergent additive was extended in 2015 on lower sales volumes and prices. The amendment (i) supersedes such customer’s notice of termination of the supply arrangement effective December 31, 2015; (ii) extends the term of the supply arrangement to December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended); and (iii) provides for sales of the laundry detergent additive to this customer in reduced volumes with adjusted pricing during 2015-2018 to account for revised market conditions. As part of the contract extension, we acquired additional intellectual property rights related to the laundry detergent additive product, which we continue to pursue with new customers. Additionally, sales of custom chemicals declined as result of customers insourcing some external production during contraction in the Agro chemical and energy markets. Performance chemicals (comprised of multi-customer products which are sold based on specification) revenue was $18,240 in 2016, an increase of $552 from 2015. This increase was from sales of polymer modifier products and glycerin.

Gross profit for the chemicals segment decreased 9.6% or $3,397 in 2016 compared with 2015. This decrease resulted primarily from reduced sales volumes and prices in custom chemicals and from the impact of the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Partially offsetting these declines were improved profits in performance chemicals and short term cost savings projects to optimize resources given contractions in the Agro chemical and energy markets.

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

Gross profit for the chemicals segment decreased $10,610 in 2015 compared with 2014. This decrease in gross profit was primarily attributed to reduced volumes and selling price of the laundry detergent additive. This decrease was offset by net gross profit improvements in custom chemicals due to growth in herbicide intermediate, biocide intermediates, and fuel additive products. Furthermore, gross profit in the chemicals segment for the twelve months ended December 31, 2015 was benefited by adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.

Biofuels Segment

	2016 Compared to 2015:				2015 Compared to 2014:
(Dollars in thousands)			Change				Change
	2016	2015	$	%	2015	2014	$	%
Sales	$152,286	$173,763	$(21,477)	(12.4%)	$173,763	$195,692	$(21,929)	(11.2%	)
Volume/product mix effect			(29,644)	(17.1%)			39,518	20.2%
Price effect			8,167	4.7%			(61,447)	(31.4%	)

Gross profit	$14,803	$21,594	$(6,791)	(31.4%)	$21,594	$19,911	$1,683	8.5%

2016 Compared to 2015

Biofuels sales revenue decreased 12.4% or $21,477 in 2016 compared to 2015 primarily from reduced gross sales in common carrier pipelines. Common carrier pipeline sales totaled $9,018 compared to $66,544 in 2015. Increased sales volumes of biodiesel and diesel in a favorable market (with both the blenders tax credit and the renewable fuel volume obligation in place) helped offset the decline in common carrier pipeline revenue. The market faced greater headwinds in 2015 without either benefit in place for the majority of the year. The renewable volume obligation was set in late 2015 and the BTC was reinstated in December 2015 and made retroactive to January 1, 2015. At the end of 2015, as a result of contractual provisions with certain customers, a share of the BTC was owed upon reinstatement of the BTC to customers. No such adjustment was made in 2016 as the BTC was in full effect for the year and expired on December 31, 2016.

Revenues from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Revenue from common carrier pipelines fluctuates with market conditions. In 2016, a portion of our revenue was generated by pipeline sales of petroleum products to a petroleum wholesale, storage, and transportation company. No assurances can be given that we will continue to sell to such customer, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on this segment or on us as a whole in that: (i) these are commodity transactions with a very large potential customer base; (ii) we believe that we could readily transact with other customers as there is significant market demand for these products; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by individual orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with these types of transactions with other customers.

Additionally, a portion of our biodiesel sold in 2016 and 2015 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit decreased 31.4% or $6,791 in 2016 compared to 2015. This was largely a result of the change in hedging losses of $6,220 in 2016 as compared to hedging gains of $9,101 in 2015, the impact of the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting, a lower of cost or market adjustment on pipeline products, and to a much lesser extent, reduced margins in common carrier pipelines. Partially offsetting these declines was improved biodiesel margins from increased sales to the low carbon industry and regional market.

2015 Compared to 2014

Biofuels sales revenue decreased $21,929 in 2015 compared to 2014 primarily from decreased sales prices as experienced globally in the industry. The renewable fuel final mandate was set in late 2015 and the BTC was reinstated in December, retroactive to January 1, 2015, and made effective through December 31, 2016. As a result of contractual provisions with certain customers, a share of the BTC was owed upon reinstatement of a retroactive BTC. Increased sales volume on common carrier pipelines helped reduce the price impact as well as to offset lower sales volumes of biodiesel and diesel blends. Such sales from common carrier pipelines totaled $66,544 compared to $40,263 in 2014.

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

Critical Accounting Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2016 and 2015, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2016 and December 31, 2015, we recorded a reserve for closure/post-closure liabilities of $849 and $822, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions for 2016 related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenues under bill and hold arrangements totaled $23,725, $28,740, and $31,598 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2016, 2015, and 2014 are set forth in the following table.

(Dollars in thousands)

	2016	2015	2014
Net cash provided by operating activities	$90,975	$39,623	$51,952
Net cash provided by (used in) investing activities	$(35,207)	$2,025	$6,708
Net cash used in financing activities	$(10,545)	$(11,678)	$(21,044)

Operating Activities

Cash provided by operating activities increased from $39,623 in 2015 to $90,975 in 2016, a net increase of $51,352. This increase was attributed to: (i) cash collected from the sale of inventory of biodiesel and a chemical we campaigned in 2016 of $32,468 compared to cash used for inventory of $19,604 in 2015 and (ii) cash from accounts receivable, including accounts receivable due from related parties, of $21,585, which resulted from the subsequent collections following the retroactive reinstatement of the BTC in 2015. Primarily offsetting this cash from operations was a use of cash for accounts payable, including accounts payable to related parties of $10,633 in 2016 as compared to cash from accounts payable, including accounts payable to related parties, of $1,388. These changes were attributable to the timing and amounts of payments to vendors.

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

Investing Activities

Cash from investing activities was $2,025 in 2015 compared with a use of cash of $35,207 in 2016, for a net decrease in cash from investing activities of $37,232. This decrease was primarily attributable to an increase in the net purchases of marketable securities in 2016 compared to 2015. Such net purchases totaled a net $30,177 in 2016, as compared to total net sales proceeds of $9,410 in 2015. A decrease in the cash paid for capital expenditures in 2016 compared to 2015, as described below, helped to reduce the cash used.

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

Our capital expenditures and customer reimbursements are summarized in the table below.

(Dollars in thousands)

	2016	2015
Cash paid for capital expenditures and intangibles	$4,495	$8,630
Cash received as reimbursement of capital expenditures	$(272)	$(1,832)
Cash paid, net of reimbursement, for capital expenditures	$4,223	$6,798

Financing Activities

Cash used in financing activities decreased from $11,678 in 2015 to $10,545 in 2016. This decrease was primarily due to $721 in deferred financing costs in 2015 which did not reoccur in to 2016.

Cash used in financing activities decreased from $21,044 in 2014 to $11,678 in 2015. This decrease was primarily due to $20,928 of cash dividends paid in 2014 as compared to $10,493 of cash dividends paid in 2015.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2016.

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

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Facility as of December 31, 2016.

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

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0	1.25%	0.25%	0.15%
≥ 1.00:1.0and< 1.50:1.0	1.50%	0.50%	0.20%
≥ 1.50:1.0and< 2.00:1.0	1.75%	0.75%	0.25%
≥ 2.00:1.0and< 2.50:1.0	2.00%	1.00%	0.30%
≥ 2.50:1.0	2.25%	1.25%	0.35%

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

Dividends

In 2016, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493. On November 30, we declared a special cash dividend of $2.29 per share on our common stock and normal quarterly dividends of $0.06 with record dates and payment dates as previously discussed. Dividends declared but not paid were accrued at December 31, 2016.

In 2015, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493.

Capital Management

As a result of positive operating results and the exercise of warrants, we accumulated excess working capital. Some of this working capital has been paid out in dividends in January 2017, as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2016 and 2015, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $106,146 and $74,667 at December 31, 2016 and 2015, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2016 and December 31, 2015. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2016 or December 31, 2015, as they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2016, the payments due by period for the following contractual obligations.

(Dollars in thousands)

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt obligations (a)	$-	$-	$-	$-	$-
Capital lease obligations	$-	$-	$-	$-	$-
Operating lease obligations	$1,346	$714	$322	$191	$119
Purchase obligations (b)	$7,797	$7,797	$-	$-	$-
Other long-term liabilities reflected on our balance sheet under GAAP (c)	$-	$-	$-	$-	$-
Total	$9,143	$8,511	$322	$191	$119

(a)	As of December 31, 2016, we had no borrowings under the $165 million credit agreement described above.

(b)	Purchase obligations within less than one year include (i) the purchase of biodiesel feedstock to be taken during 2017 and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $849 at December 31, 2016. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2016 or 2015. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2016 and 2015, the fair values of our derivative instruments were a net asset in the amount of ($258) and $3,362, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2016. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude corn oil and yellow grease	418,628	LB	10%	$11,931	25.5%
Methanol	181,355	LB	10%	$ 2,231	4.8%
Petrofuels	11,603	GAL	10%	$ 1,585	3.4%
Electricity	99	MWH	10%	$ 546	1.2%

(a)

Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2016. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2016 or 2015 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2016 and 2015 and our consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2016, together with RubinBrown LLP’s report thereon.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. FutureFuel Corp.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureFuel Corp. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FutureFuel Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ RubinBrown LLP

St. Louis, Missouri

March 16, 2017

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
Assets
Cash and cash equivalents	$199,272	$154,049
Accounts receivable, inclusive of the blenders' tax credit of $5,495 and $30,895 and net of allowances for bad debt of $0 and $0, at December 31, 2016 and December 31, 2015, respectively	24,359	46,319
Accounts receivable – related parties	385	10
Inventory	52,093	64,957
Income tax receivable	20,508	14,114
Prepaid expenses	1,694	1,642
Prepaid expenses – related parties	12	35
Marketable securities	106,146	74,667
Deferred financing costs	144	144
Other current assets	669	3,887
Total current assets	405,282	359,824
Property, plant and equipment, net	118,152	124,330
Intangible assets	1,408	1,408
Deferred financing costs	325	469
Other assets	3,876	3,078
Total noncurrent assets	123,761	129,285
Total Assets	$529,043	$489,109
Liabilities and Stockholders’ Equity
Accounts payable	$22,799	$34,442
Accounts payable – related parties	1,254	244
Current deferred income tax liability	-	7,060
Deferred revenue – short-term	5,530	2,680
Contingent liability – short-term	1,151	1,151
Dividends payable	110,688	-
Accrued expenses and other current liabilities	2,485	2,976
Accrued expenses and other current liabilities – related parties	142	-
Total current liabilities	144,049	48,553
Deferred revenue – long-term	16,792	15,908
Other noncurrent liabilities	3,325	1,219
Noncurrent deferred income tax liability	32,064	29,117
Total noncurrent liabilities	52,181	46,244
Total liabilities	196,230	94,797
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,749,970 and 43,715,832, issued and outstanding as of December 31, 2016 and 2015, respectively	4	4
Accumulated other comprehensive income	3,540	2,055
Additional paid in capital	281,087	279,231
Retained earnings	48,182	113,022
Total stockholders’ equity	332,813	394,312
Total Liabilities and Stockholders’ Equity	$529,043	$489,109

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in thousands, except per share amounts)

	2016	2015	2014
Revenue	$244,822	$234,630	$302,748
Revenues – related parties	8,371	64,981	39,090
Cost of goods sold	191,662	233,063	213,172
Cost of goods sold – related parties	10,319	6,662	58,822
Distribution	3,976	2,435	3,536
Distribution – related parties	378	405	335
Gross profit	46,858	57,046	65,973
Selling, general, and administrative expenses
Compensation expense	4,921	4,955	4,268
Other expense	2,176	2,164	2,195
Related party expense	523	215	214
Research and development expenses	2,715	2,741	3,168
	10,335	10,075	9,845
Income from operations	36,523	46,971	56,128
Interest and dividend income	6,152	5,106	6,877
Interest expense	(173)	(134)	(25)
(Loss)/gain on marketable securities	(1,340)	107	4,335
Other (expense)/income	(356)	(181)	30
	4,283	4,898	11,217
Income before income taxes	40,806	51,869	67,345
(Benefit)/provision for income taxes	(15,535)	5,448	14,145
Net income	$56,341	$46,421	$53,200

Earnings per common share
Basic	$1.29	$1.06	$1.22
Diluted	$1.29	$1.06	$1.22
Weighted average shares outstanding
Basic	43,542,785	43,432,149	43,357,602
Diluted	43,547,538	43,445,730	43,392,011

Comprehensive Income	2016	2015	2014
Net income	$56,341	$46,421	$53,200
Other comprehensive income/(loss) from unrealized
net gains/(losses) on available-for-sale securities	2,643	(3,518)	(5,157)
Income tax effect	(1,158)	1,314	1,980
Total unrealized gains/(losses), net of tax	1,485	(2,204)	(3,177)
Comprehensive income	$57,826	$44,217	$50,023

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2016, 2015, and 2014

(Dollars in thousands)

	2016	2015	2014
Cash flows provided by operating activities
Net income	$56,341	$46,421	$53,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,819	10,187	8,981
Amortization of deferred financing costs	144	-	-
(Benefit)/provision for deferred income taxes	(5,271)	(3,721)	5,388
Change in fair value of derivative instruments	3,621	(3,295)	(396)
Other than temporary impairment of marketable securities	2,184	606	-
Impairment of fixed assets	178	-	247
Gain on the sale of investments	(843)	(713)	(4,335)
Stock based compensation	1,908	2,043	1,440
Losses on disposals of fixed assets	147	178	108
Noncash interest expense	27	26	25
Changes in operating assets and liabilities:
Accounts receivable	21,960	3,816	(21,515)
Accounts receivable – related parties	(375)	1,163	3,456
Inventory	12,864	(19,604)	(3,189)
Income tax receivable	(6,394)	5,602	(4,984)
Prepaid expenses	(52)	28	173
Prepaid expenses – related party	23	(35)	-
Accrued interest on marketable securities	(110)	30	99
Other assets	(556)	(668)	65
Accounts payable	(11,643)	4,056	15,459
Accounts payable – related parties	1,010	(2,668)	2,055
Accrued expenses and other current liabilities	(645)	(1,673)	(3,153)
Accrued expenses and other current liabilities – related parties	142	(46)	43
Deferred revenue	3,734	721	(2,524)
Other noncurrent liabilities	1,762	(2,831)	1,309
Net cash provided by operating activities	90,975	39,623	51,952
Cash flows from investing activities
Collateralization of derivative instruments	(535)	1,239	(985)
Purchase of marketable securities	(60,664)	(39,136)	(41,369)
Proceeds from the sale of marketable securities	30,487	48,546	57,098
Proceeds from the sale of fixed assets	-	6	81
Expenditures for intangible assets	-	(1,408)	-
Capital expenditures	(4,495)	(7,222)	(8,117)
Net cash (used in)/provided by investing activities	(35,207)	2,025	6,708
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(128)	(120)	(175)
Excess tax benefits associated with stock options and awards	(137)	(344)	59
Deferred financing costs	-	(721)	-
Proceeds from issuance of stock	213	-	-
Payment of dividends	(10,493)	(10,493)	(20,928)
Net cash used in financing activities	(10,545)	(11,678)	(21,044)
Net change in cash and cash equivalents	45,223	29,970	37,616
Cash and cash equivalents at beginning of period	154,049	124,079	86,463
Cash and cash equivalents at end of period	$199,272	$154,049	$124,079

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$987	$13,381	$12,372
Noncash items incurred:
Noncash dividends declared	$110,688	$-	$-
Noncash capital expenditures	$471	$-	$-

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2016, 2015, and 2014

  (Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - January 1, 2014	43,342,830	$4	$7,436	$276,328	$44,822	$328,590
Dividends	-	-	-	-	(20,928)	(20,928)
Stock based compensation	379,558	-	-	1,440	-	1,440
Excess income tax benefits from exercise of stock options	-	-	-	59	-	59
Minimum tax withholdings on options and awards	-	-	-	(175)	-	(175)
Other comprehensive loss	-	-	(3,177)		-	(3,177)
Net income	-	-	-	-	53,200	53,200
Balance - December 31, 2014	43,722,388	$4	$4,259	$277,652	$77,094	$359,009
Dividends	-	-	-	-	(10,493)	(10,493)
Stock based compensation		-	-	2,043	-	2,043
Excess income tax benefits from exercise of stock options	-	-	-	(344)	-	(344)
Minimum tax withholdings on options and awards	(6,556)	-	-	(120)	-	(120)
Other comprehensive loss	-	-	(2,204)	-	-	(2,204)
Net income	-	-	-	-	46,421	46,421
Balance - December 31, 2015	43,715,832	$4	$2,055	$279,231	$113,022	$394,312
Dividends	-	-	-	-	(121,181)	(121,181)
Proceeds from the issuance of stock	34,138	-	-	213	-	213
Stock based compensation	-	-	-	1,908	-	1,908
Excess income tax benefits from exercise of stock options	-	-	-	(137)	-	(137)
Minimum tax withholdings on options and awards	-	-	-	(128)	-	(128)
Other comprehensive loss	-	-	1,485	-	-	1,485
Net income	-	-	-	-	56,341	56,341
Balance - December 31, 2016	43,749,970	$4	$3,540	$281,087	$48,184	$332,813

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

In 2005, the Batesville Plant began the implementation of a bio-based products platform. This included the production of biofuels (biodiesel) and bio-based specialty chemical products (bio-based solvents, chemicals, and intermediates). In addition to bio-based products, the Batesville Plant continues to manufacture specialty and other organic chemicals.

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

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates market. FutureFuel places its temporary cash investments with high credit quality financial institutions. At times, bank deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers. All sales of a laundry detergent additive were made to a leading North American consumer products company. Sales of the laundry detergent additive were less than 10% of total revenue for the years ended December 31, 2016 and 2015. Such sales were greater than 10% for the year ended December 31, 2014 at $43,927. Sales to one biodiesel customer totaled $35,568, $33,255, and $62,994 for the years ended December 31, 2016, 2015, and 2014, respectively.  Additionally, sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled $64,981 and $39,090 for the years ended December 31, 2015 and 2014, respectively. For the period ended December 31, 2016, sales to the related party were not greater than 10%. See Note 19 below.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in our biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2016 or 2015. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of the physical commodity sold. As of December 31, 2016 and 2015, the fair values of our derivative instruments were ($258) and $3,362, respectively. They were comprised of short positions of 135 regulated fixed price futures contracts with a fair value of ($258) at December 31, 2016. Comparatively, we held a short position of 200 regulated options with a value of $(427) and a short position of 631 regulated fixed price future commitments with a value of $3,789 at December 31, 2015.

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

In November 2015, the FASB issued additional guidance for Topic 740, Income Taxes: Balance Sheet Classification of Deferred Taxes, under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance was effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt this standard in the fourth quarter of 2016 on a prospective basis. The 2015 financial statements were not retrospectively adjusted. The adoption of this guidance resulted in a decrease in current deferred income tax liability by $7,188 and an increase in noncurrent deferred income tax liability of $7,188.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Bill and hold transactions for 2016, 2015, and 2014 related to three specialty chemical customers in 2016 and 2015 and four in 2014, whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $23,725, $28,740, and $31,598 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2016, 2015 and 2014, the biodiesel tax incentive for blending biodiesel with petroleum diesel is netted with costs of goods sold. The one dollar per gallon blenders’ tax credit (“BTC”) amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned as a reduction to cost of goods sold, i.e., when biodiesel blended with petrodiesel was sold or when such credit was made law. This tax credit expired on December 31, 2016.

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

Earnings per share

Earnings per share is computed using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2016 or 2015.

Contingently issuable shares associated with outstanding service-based restricted stock shares were not included in the earnings per share calculations for the year ended December 31, 2016, 2015 and 2014.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income/(losses) (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2016, FutureFuel recorded other comprehensive income of $1,485, net of income taxes of $1,158. For the year ended December 31, 2015, FutureFuel recorded other comprehensive losses of $2,204, net of income tax benefit of $1,314, on these securities. For the year ended December 31, 2014, FutureFuel recorded other comprehensive losses of $3,177, net of income tax benefit of $1,980, on these securities. For the year ended December 31, 2016 and 2015, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $1,419 and $394, net of income tax benefit of $765 and $212 for the years ended December 31, 2016 and 2015, respectively. No such reclassification was made for the year ended December 31, 2014.

Realized gains and losses are recognized on the specific identification method.

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

3)	Reinstatement of biodiesel BTC and small agri-biodiesel producers tax credit

On December 22, 2014, the BTC was retroactively reinstated for 2014 and expired on December 31, 2014. The retroactive credit for 2014 totaled $33,031, and $28,954 was recognized as a reduction in cost of goods sold in the fourth quarter of 2014, with the remainder recognized as a reduction of cost of goods sold in 2015. Pursuant to the terms of certain 2014 sales commitments, $18,628 of the 2014 retroactive credit was owed to customers. This obligation was recognized as a reduction in sales revenue in the fourth quarter of 2014. The BTC was reinstated on December 18, 2015. The retroactive credit for 2015 totaled $30,895 and was recognized as a reduction of cost of goods sold in the fourth quarter of 2015. Pursuant to the terms of certain 2015 sales commitments, $16,544 of the 2015 retroactive credit was owed to customers. This obligation was recognized as a reduction in sales revenue in the fourth quarter of 2015. No such adjustments were required for 2016 because the BTC was in effect throughout the year and expired December 31, 2016.

A part of the bill from which the BTC mentioned above was reinstated, was a small agri-biodiesel producer tax credit of $0.10 per gallon qualifying on the first 15 million gallons sold. A small agri-biodiesel producer’s capacity can not exceed 60 million gallons. As such, the tax credit, totaling $1,500, was effective for 2016 and was also retroactively reinstated for 2015 and 2014. This credit expired December 31, 2016.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

4)	Inventory

The carrying values of inventory were as follows as of December 31:

	2016	2015
At average cost (approximates current cost)
Finished goods	$27,971	$35,517
Work in process	1,913	1,695
Raw materials and supplies	25,127	31,247
Total inventories at weighted average cost	55,011	68,459
LIFO reserve	(2,918)	(3,502)
Total inventories	$52,093	$64,957

A lower of cost or market adjustment was recorded at December 31, 2016 and 2015 of $1,435 and $1,595, respectfully, which was caused in part by the change in the LIFO reserve.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging, Hedging-General, Recognition. While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements. The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a loss of $(6,220) and gains of $9,101 and $12,757 for the years ended December 31, 2016, 2015, and 2014, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/(Liability)
	2016		2015
	Quantity/ contracts Short	Fair Value	Quantity/ contracts Short	Fair Value
Regulated options, included in other current assets	-	$-	200	$(427)
Regulated fixed price future commitments, included in other current assets	135	$(258)	631	$3,789

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $758 and $225 at December 31, 2016 and 2015, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)	Marketable securities

At December 31, 2016 and 2015, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at:

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$32,667	$5,549	$(304)	$37,912
Preferred stock	57,105	1,196	(698)	57,603
Trust preferred securities	3,147	-	(9)	3,138
Exchange traded debt instruments	7,420	99	(26)	7,493
Total	$100,339	$6,844	$(1,037)	$106,146

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

	December 31, 2015
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$10,825	$44	$(711)	$10,158
Preferred stock	37,703	2,419	(122)	40,000
Trust preferred securities	16,464	1,303	(66)	17,701
Exchange traded debt instruments	6,511	297	-	6,808
Total	$71,503	$4,063	$(899)	$74,667

The aggregate fair value of investments with unrealized losses totaled $31,126 and $15,571 at December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period, respectively.

In 2016, FutureFuel recategorized a net gain of $728 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities. This amount totaled $2,402 and $5,712 of net gains in 2015 and 2014, respectively.

7)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2016	2015
Land and land improvements	$5,741	$5,741
Buildings and building equipment	26,171	26,478
Machinery and equipment	163,401	157,289
Construction in progress	2,271	3,586
Accumulated depreciation	(79,432)	(68,764)
Total	$118,152	$124,330

Depreciation expense totaled $10,819, $10,187, and $8,891 for the years ended December 31, 2016, 2015, and 2014, respectively.

8)	Intangible assets

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $1,408, respectively, as of December 30, 2016 and 2015. The Company tested the intangible asset for impairment in accordance with codification ASC 350-30-35-18 through 35-20 and no impairment was necessary for either period.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

  (Dollars in thousands, except per share amounts)

9)	Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the balance sheet date. The balance related to these items totaled $3,876 and $3,078 at December 31, 2016 and 2015, respectively.

10)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2016	2015
Accrued employee liabilities	$864	$1,474
Accrued property, use, and franchise taxes	1,428	1,248
Other	335	254
Total	$2,627	$2,976

11)	Borrowings

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of December 31, 2016.

There were no borrowings under this credit agreement at December 31, 2016 and 2015.

12)	Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $849 and $822 as of December 31, 2016 and 2015, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying balance sheet.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2016	2015
Balance at January 1	$822	$796
Accretion expense	27	26
Balance at December 31	$849	$822

13)	Stock based compensation

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

No stock awards were issued in 2015 or 2016.

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

No stock options were granted in 2016.

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

For the years ended December 31, 2016, 2015, and 2014, total share-based compensation expense (before tax) totaled $1,908, $2,043, and $1,440, respectively. In the years ended December 31, 2016, 2015, and 2014, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2016, $1,243 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted average period of 1.15 years. As of December 31, 2016, $75 of the total unrecognized compensation expense related to stock options is expected to be recognized over a weighted average period of 0.92 years. Each amount will be adjusted for any future changes in estimated forfeitures.

The weighted average fair value of options granted in 2015 was $4.55 per option, in 2014, it was $2.78 per option.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock options and awards for the period beginning January 1, 2014 and ending December 31, 2016 is presented below.

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	180,611	$11.70
Granted	90,000	$11.34
Exercised	(30,611)	$10.06
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2014	240,000	$11.77
Granted	30,000	$13.99
Exercised	(20,000)	$11.68
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2015	250,000	$12.05
Granted	-	-
Exercised	(120,000)	$11.45
Canceled, forfeited, or expired	(60,000)	$12.74
Outstanding at December 31, 2016	70,000	$12.48

There were 1,194,700 options available for grant under the incentive plan at December 31, 2016. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2016.

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2016	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2016	Weighted Average Exercise Price
$11.34	40,000	2.92	$11.34	10,000	$11.34
$13.99	30,000	3.97	$13.99	30,000	$13.99
	70,000	3.37	$12.48	40,000	$13.33

The weighted average remaining contractual life of all exercisable options is 3.71 years.

The aggregate intrinsic values of total options outstanding and at December 31, 2016 and 2015 were $102 and $378, respectively. The aggregate intrinsic values of total options exercisable at December 31, 2016 and 2015 were $26 and $248, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2016 and December 31, 2015, respectively, exceeded the exercise price of the options granted.

In 2016, FutureFuel realized gross proceeds from stock option exercises of $213 and realized a net tax expense of $23. A portion of the options exercised in 2016 were exercised on a cashless basis and resulted in 85,862 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. All of the stock awards that vested were issued on a cash basis. Minimum tax requirements related to these exercises were $128.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested restricted stock activity:

	Number of Restricted Stock	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of January 1, 2014	-	-	-
Granted	375,000	$16.88	-
Vested	25,000	$17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2014	350,000	$16.87	2.73
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2015	241,667	$16.88	1.86
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2016	133,334	$16.90	1.15

The company realized a tax benefit of $160, $339, and $164 in the years ended December 31, 2016, 2015 and 2014, respectively, related to the vesting of restricted shares. The excess tax benefit attributable to restricted stock has been recorded as a decrease to additional paid-in-capital and is reflected as a financing cash inflow in the accompanying Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested stock option activity:

	Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Life Remaining
Unvested as of January 1, 2014	-	-	-
Granted	90,000	$2.78	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2014	90,000	$2.78	2.92
Granted	30,000	$4.55	-
Vested	(60,000)	$3.67	-
Forfeited	-	-	-
Unvested as of December 31, 2015	60,000	$2.78	1.92
Granted	-	-	-
Vested	(30,000)	$2.78	-
Forfeited	-	-	-
Unvested as of December 31, 2016	30,000	$2.78	0.92

14)	Provision/(benefit) for income taxes

The following table summarizes the provision/(benefit) for income taxes:

	2016	2015	2014
Income before taxes - U.S.	$40,806	$51,869	$67,345
Provision for income taxes:
Current	(13,014)	7,475	8,455
Deferred	(1,437)	(2,283)	3,858
State and other
Current	(1,120)	487	1,306
Deferred	36	(231)	526
Total	$(15,535)	$5,448	$14,145

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Differences between the provision/(benefit) for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2016	2015	2014
Amount computed using the statutory rate of 35%	$14,282	$18,154	$23,571
Section 199 manufacturing deduction	-	(163)	-
Agri-biodiesel production credit	(975)	(975)	(975)
Federal excise tax benefit	(20,048)	(9,958)	(10,344)
State excise tax benefit	(6,845)	(792)	(2,409)
Credit for increasing research activities	(56)	(51)	(80)
Alternative fueling equipment credit	-	-	(2)
Dividends received deduction	(730)	(427)	(336)
State income taxes, net	(1,262)	695	3,189
Tax (benefit)/expense recorded as a decrease/increase in unrecognized tax benefit	193	(747)	1,309
Other	(94)	(288)	222
(Benefit)/provision for income taxes	$(15,535)	$5,448	$14,145

The effective tax rates for the years December 31, 2016 and 2015, reflect FutureFuel’s expected tax rate on reported operating earnings before income tax. Our effective tax rate for the years December 31, 2016 and 2015, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016 and 2015.  In 2016 and 2015, these tax credits and incentives formed a larger proportion of FutureFuel’s net income than in prior years. This increase in proportion combined with the income tax treatment of the credits and incentives reduced FutureFuel’s effective income tax rate in 2016 and 2015 relative to prior years. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives. The tax credits and incentives and the impact seen from the income tax treatment of these credits and incentive are not presently anticipated to continue after December 31, 2016. As a result, our effective tax rate in 2017 and beyond is currently expected to be significantly higher than the effective tax rates of 2016 and 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2016	2015
Deferred tax assets
Compensation	$-	$249
Inventory reserves	1,149	1,244
Self insurance	90	111
Asset retirement obligation	299	299
Deferred revenue	9,388	9,993
Stock based compensation	77	144
Derivative instruments	90
Other	2,546	-
Total deferred tax assets	13,639	12,040
Deferred tax liabilities
Available for sale securities	(1,376)	(1,075)
Derivative instruments	-	(1,348)
Accrued expenses	-	(656)
LIFO inventory	(5,821)	(5,163)
Depreciation	(38,293)	(39,930)
Other	(213)	(45)
Total deferred tax liabilities	(45,703)	(48,217)
Valuation allowance	-	-
Net deferred tax liabilities	$(32,064)	$(36,177)

	2016	2015
As recorded in the consolidated balance sheet
Current deferred tax liability	$-	$(7,060)
Noncurrent deferred tax liability	(32,064)	(29,117)
Net deferred tax liabilities	$(32,064)	$(36,177)

Prior to 2013, FutureFuel had historically included revenue from the biodiesel BTC in taxable income on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. The biodiesel BTC expired effective December 31, 2016 and has not been reenacted.

FutureFuel elected to early adopt ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, in the fourth quarter of 2016 on a prospective basis. The 2015 financial statements were not retrospectively adjusted. The adoption of this guidance resulted in a decrease in current deferred income tax liability by $7,188 and an increase in noncurrent deferred income tax liability of $7,188.

FutureFuel’s unrecognized tax benefits totaled $2,056 and $4,588 at December 31, 2016 and 2015, respectively.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2016	2015	2014
Balance at January 1	$4,588	$2,981	$1,718
Increases to tax positions taken in the current year	2,056	1,471	1,255
Increases to tax positions taken in a prior year	-	3,117	8
Decrease due to resolution of tax positions taken in a prior year	(4,588)	(2,981)	-
Balance at December 31	$2,056	$4,588	$2,981

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued balances of $193 and $61 at December 31, 2016 and 2015, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2013 forward. In the second quarter of 2015, the IRS completed its audit of FutureFuel’s 2010 through 2012 amended federal income tax returns. FutureFuel was successful in recovering the benefits previously unrecorded in its financial statements. Also, during the second quarter of 2015, FutureFuel received notice of rejection from an administrative law judge in The Arkansas Office of Hearings and Appeals regarding FutureFuel’s 2010 through 2012 amended state income tax returns. This decision was subsequently reversed in 2016 by the Arkansas Department of Finance and Administration which resulted in FutureFuel being successful in recovering the benefits previously unrecorded in the financial statements.

15)	Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals. The cost of the construction has been funded by the customers. Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements. As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue. Deferred revenue totaled $22,322 at December 31 2016, with $5,530 classified as a current liability and $16,792 classified as a noncurrent liability. Deferred revenue totaled $18,588 at December 31, 2015, with $2,680 classified as a current liability and $15,908 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2016	2015
Beginning balance	$18,588	$17,867
Amortization	(4,018)	(2,468)
Additions	7,752	3,365
Impairment	-	(176)
Balance at December 31	$22,322	$18,588

One of the grants from a governmental agency is contingent upon FutureFuel meeting certain employment goals. If these goals are not reached, FutureFuel may be required to remit a portion of the grant back to the agency. As a result of this provision, FutureFuel has recorded a contingent liability for the monies received under this grant. This balance totaled $1,151 and $1,151 at December 31, 2016 and 2015.

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

We compute earnings per share using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at December 31, 2016 or 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the year ended December 31, 2016 and 2015.

	For the twelve months ended December 31:
	2016	2015	2014
Numerator:
Net income	$56,341	$46,421	$53,200
Less: distributed earnings allocated to non-vested stock	(377)	(66)	(114)
Less: undistributed earnings allocated to non-vested restricted stock	264	(237)	(258)
Numerator for basic earnings per share	$56,228	$46,118	$52,828
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	(264)	237	258
Less: undistributed earnings reallocated to non-vested restricted stock	264	(237)	(258)
Numerator for diluted earnings per share	$56,228	$46,118	$52,828
Denominator:
Weighted average shares outstanding – basic	43,542,785	43,432,149	43,357,602
Effect of dilutive securities:
Stock options and other awards	4,753	13,581	34,409
Weighted average shares outstanding – diluted	43,547,538	43,445,730	43,392,011

Basic earnings per share	$1.29	$1.06	$1.22
Diluted earnings per share	$1.29	$1.06	$1.22

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 65,000, 97,500 and 25,000, respectively.

18)	Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,540, $1,648, and $1,683 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2016	2015
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$385	$10
Total accounts receivable	$385	$10
Prepaid expenses
Administrative services and other	$12	$35
Total prepaid expenses	$12	$35
Accounts payable
Natural gas and fuel purchases	$1,045	$233
Travel and administrative services	$209	$11
Total accounts payable	$1,254	$244
Accrued liabilities
Travel and administrative services	$142	$-
Total accrued liabilities	$142	$-

Related party income statement accounts

	For the years ended December 31:

	2016	2015	2014
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$8,371	$64,981	$39,090
Total revenues	$8,371	$64,981	$39,090
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$6,016	$2,412	$51,647
Natural gas purchases	4,223	4,190	7,095
Income tax, consulting services and other	80	60	80
Total cost of goods sold	$10,319	$6,662	$58,822
Distribution
Distribution and related services	$378	$405	$335
Total distribution	$378	$405	$335
Selling, general and administrative expenses
Commodity trading advisory fees	$307	$143	$132
Travel and administrative services	216	72	82
Total selling, general, and administrative expenses	$523	$215	$214

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

Legal, travel and administrative services

FutureFuel reimburses an affiliate for legal, trading, travel and other administrative services incurred on its behalf. Such reimbursement is performed at cost with the affiliate realizing no profit on the transaction.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

20)	Segment information

FutureFuel has two reportable segments organized along similar product lines – chemicals and biofuels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Chemicals

FutureFuel’s chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment is comprised of two product groups: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

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

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2016, 2015, and 2014 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

Fiscal Year	United States	All Foreign Countries	Total
December 31, 2016	$250,320	$2,873	$253,193
December 31, 2015	$297,415	$2,196	$299,611
December 31, 2014	$334,210	$7,628	$341,838

For the years ended December 31, 2016, 2015, and 2014, revenues from Mexico accounted for 0%, 0%, and 1%, respectively, of total revenues. Other than Mexico, revenues from a single foreign country during 2016, 2015, or 2014 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Summary of business by segment

	Twelve months ended
	2016	2015	2014
Revenue
Custom chemicals	$82,667	$108,160	$127,956
Performance chemicals	18,240	17,688	18,190
Chemicals revenue	100,907	125,848	146,146
Biofuels revenue	152,286	173,763	195,692
Total Revenue	$253,193	$299,611	$341,838

Segment gross profit
Chemicals	$32,055	$35,452	$46,062
Biofuels	14,803	21,594	19,911
Total gross profit	46,858	57,046	65,973
Corporate expenses	10,335	10,075	9,845
Income before interest and taxes	36,523	46,971	56,128
Interest and other income	6,152	5,213	6,877
Interest and other expense	(1,869)	(315)	4,340
Benefit/(provision) for income taxes	15,535	(5,448)	(14,145)
Net income	$56,341	$46,421	$53,200

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2016 were favorably impacted by the receipt of approximately $220 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2016. This award totaled $147 and $420 in 2015 and 2014, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on common carrier pipelines.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table provides information by level for assets and liabilities that are measured at fair value, on a recurring basis.

	Asset (Liability)
		Fair Value Measurements Using Inputs Considered as
Description	Fair Value at December 31, 2016	Level 1	Level 2	Level 3
Derivative instruments	$(258)	$(258)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,146	$106,146	$-	$-

	Asset/(Liability)
		Fair Value Measurements Using Inputs Considered as
Description	Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Derivative instruments	$3,362	$3,362	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$74,667	$74,667	$-	$-

22)	Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized

Gains and Losses on Available-for-Sale Securities For the

Twelve Months Ended December 31, 2016 and 2015

(net of tax)

2016
Balance at January 1, 2016	$2,055
Other comprehensive gain before reclassifications	615
Amounts reclassified from accumulated other comprehensive income	870
Net current-period other comprehensive gain - twelve months ended December 31, 2016	1,485
Balance at December 31, 2016	$3,540

2015
Balance at January 1, 2015	$4,259
Other comprehensive loss before reclassifications	(2,134)
Amounts reclassified from accumulated other comprehensive income	(70)
Net current-period other comprehensive loss - twelve months ended December 31, 2015	(2,204)
Balance at December 31, 2015	$2,055

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2016 and 2015:

Reclassifications from Accumulated Other Comprehensive Income
	2016	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(1,340)	Loss on marketable securities
Total before tax	(1,340)
Tax benefit	470
Total reclassifications	$(870)

	2015	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale securities	$107	Gain on marketable securities
Total before tax	107
Tax expense	(37)
Total reclassifications	$70

23)	Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing noncancellable operating leases as of December 31, 2016 were as follows:

Minimum Rental Commitment
2017	$714
2018	132
2019	95
2020	95
2021	95
Thereafter	215
Total	$1,346

Lease expenses totaled $1,121, $1,060, and $946 for the years ended December 31, 2016, 2015, and 2014, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of feedstocks for biodiesel and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

24)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2016
Revenues	$46,635	$67,879	$69,306	$69,373
Gross profit	$11,053	$7,972	$10,319	$17,514
Net income	$10,569	$14,224	$12,868	$18,680
Net income per common share:
Basic	$0.24	$0.33	$0.29	$0.43
Diluted	$0.24	$0.33	$0.29	$0.43

	Quarter
	1st	2nd	3rd	4th
2015
Revenues	$54,087	$104,598	$107,054	$33,872
Gross profit	$13,314	$5,544	$8,675	$29,513
Net income	$8,131	$3,793	$4,850	$29,647
Net income per common share:
Basic	$0.19	$0.09	$0.11	$0.68
Diluted	$0.19	$0.09	$0.11	$0.68

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

25)	Recently issued accounting standards

In May 2014, the FASB and International Accounting Standards Board jointly issued new principles-based accounting guidance for revenue recognition that will supersede virtually all existing revenue guidance. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To achieve the core principle, the guidance establishes the following five steps: 1) identify the contract(s) with a customer, 2) identify the performance obligation in the contract, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations in the contract, and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The guidance also details the accounting treatment for costs to obtain or fulfill a contract. Lastly, disclosure requirements have been enhanced to provide sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB affirmed its proposal to defer the effective date by one year. In May 2016, the FASB issued improvements and practical expedients to the standard that included clarification of the collectability criterion, noncash considerations as well as clarification of options at transition. In December 2016, the FASB issued additional corrections and improvements. The Company is in the process of evaluating the impact of this guidance. This new guidance, will likely result in a change in the nature and extent of the related footnote disclosures. The Company plans to adopt the new guidance when effective and presently anticipates adopting on a modified retrospective basis to each prior reporting period presented with the election of applicable practical expedients.

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance to reduce existing diversity in practice in regards to how cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance specifically addresses the following items: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interest in securitization transactions; and separately identifiable cash flows and application of the predominance principle. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. The new guidance is to be applied retrospectively to each period presented at the date of adoption. FutureFuel has concluded this guidance will have a minimal impact on the Company’s statement of cash flows and related disclosures and plans to adopt in accordance with the guidance.

During June 2016, the FASB issued new guidance related to credit losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account for expected credit losses at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available for sale debt securities will be recorded through an allowance for expected credit losses, with such allowance limited to the amount by which fair value is below amortized cost. An allowance will be established for estimated credit losses on held to maturity securities. This guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. FutureFuel has historically had minor credit losses and therefore expects this standard to have minimal to no impact on the Company’s financial position and results of operations and related disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

In March 2016, the FASB issued guidance in regards to stock compensation as a part of the simplification initiative that covers related tax accounting, cash flow presentation, and forfeitures. The two tax accounting related amendments are as follows: all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) should be recognized as income tax expense or benefit in the income statement, the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur, an entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period; and the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. The cash flow presentation items set forth that excess tax benefits should be classified along with other income tax cash flows as an operating activity and cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. For forfeitures, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early adoption is permitted, including adoption in an interim period. Management has determined this standard will not have a material impact on the Company's financial position and results of operations and related disclosures.

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

In November 2015, the FASB issued guidance under the simplification and productivity initiative for presentation of deferred income tax liabilities and assets. This guidance simplifies the presentation of deferred income taxes such that deferred tax liabilities and assets are to be classified as noncurrent in a classified balance sheet. The update does not amend the current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount. This guidance was effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company elected to adopt this standard in the fourth quarter of 2016 on a prospective basis. The 2015 financial statements were not retrospectively adjusted. The adoption of this guidance resulted in a decrease in current deferred income tax liability by $7,188 and an increase in noncurrent deferred income tax liability of $7,188.

In July 2015, the Financial Accounting Standards Board issued new guidance that requires inventory not measured using either the last in, first out (LIFO) or the retail inventory method to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. The new standard will be effective for periods on or after December 15, 2016 and will be applied prospectively. FutureFuel has concluded that the change in accounting required by this standard will not materially impact the Company’s financial position or results of operations and related disclosures.

  Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

26)	Reserve roll forwards - valuation and qualifying accounts

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December
	2016	Expense	Accounts	Deductions	31,2016
Reserve for:
Doubtful accounts and returns	$-	$106	$-	$106	$-
LIFO inventory	3,502	-	-	584	2,918
Aged and obsolete inventory	546	-	-	205	341
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	987	235	-	-	1,222
	$5,035	$341	$-	$895	$4,481

	Balance at January 1, 2015	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2015
Reserve for:
Doubtful accounts and returns	$-	$37	$-	$37	$-
LIFO inventory	8,342	-	-	4,840	3,502
Aged and obsolete inventory	633	-	-	87	546
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	949	38	-	-	987
	$9,924	$75	$-	$4,964	$5,035

	Balance at January 1, 2014	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2014
Reserve for:
Doubtful accounts and returns	$-	$46	$-	$46	$-
LIFO inventory	9,287	-	-	945	8,342
Aged and obsolete inventory	408	225	-	-	633
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	945	4	-	-	949
	$10,640	$229	$-	$945	$9,924

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

27)	Asset impairment

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

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2016
Revenues	$46,635	$67,879	$69,306	$69,373
Gross profit	$11,053	$7,972	$10,319	$17,514
Net income	$10,569	$14,224	$12,868	$18,680
Net income per common share:
Basic	$0.24	$0.33	$0.29	$0.43
Diluted	$0.24	$0.33	$0.29	$0.43

2015
Revenues	$54,087	$104,598	$107,054	$33,872
Gross profit	$13,314	$5,544	$8,675	$29,513
Net income	$8,131	$3,793	$4,850	$29,647
Net income per common share:
Basic	$0.19	$0.09	$0.11	$0.68
Diluted	$0.19	$0.09	$0.11	$0.68

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2014, 2015, and 2016, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2016 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

FutureFuel Corp.:

We have audited FutureFuel Corp. and subsidiaries’ (collectively, the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A of the Company's December 31, 2016 annual report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FutureFuel Corp. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FutureFuel Corp. and subsidiaries as of December 31, 2016 and 2015,  and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ RubinBrown LLP

St. Louis, Missouri

March 16, 2017

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2016.

Item 9B.	Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2016.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2016 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	73	2005	2018
Edwin A. Levy	79	2005	2019
Paul G. Lorenzini	77	2007	2018
Donald C. Bedell	75	2008	2019
Paul M. Manheim	68	2011	2017
Dale E. Cole	68	2015	2018
Terrance C.Z. Egger	59	2015	2019
Jeffrey L. Schwartz	68	2015	2017

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows.

Name	Position	Age	Officer Since
Paul A. Novelly	Chairman of the board and chief executive officer	73	2005
Thomas McKinlay(a)	Chief Operating Officer	53	2017
Rose M. Sparks	Principal financial officer and chief financial officer	50	2012
Sam W. Dortch	Executive Vice President	68	2015
Paul M. Flynn	Executive Vice President	50	2015

(a)	Mr. McKinlay was appointed as Chief Operating Officer on January 9, 2017.

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

Name	Position	Age	Officer Since
Thomas McKinlay(a)	Chief Operating Officer	53	2017
Samuel W. Dortch	Executive vice president and general manager	68	2007
Rose M. Sparks	Chief financial officer	50	2013
Paul M. Flynn	Executive vice president of business and marketing	50	2014

(a)	Mr. McKinlay was appointed as Chief Operating Officer on January 9, 2017.

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013. Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chairman, chief executive officer and a director of WPT GP, LLC, a director and the chairman of World Point Terminals, Inc., a Delaware company based in Missouri which is the owner of WPT GP, LLC, the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services. He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and FCB Financial Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Mr. Novelly previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

Our board believes that Mr. Novelly’s experience, knowledge, skills, and expertise as our chairman since 2005 and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value. Additionally, Mr. Novelly’s experience as the chief executive officer of Apex Oil Company, Inc., AIC Limited, St. Albans Global Management, Limited Partnership, LLLP, and WPT GP, LLC and as the chairman of World Point Terminals, Inc., as well as a number of executive positions with other oil refining, terminalling, storage, and transportation companies, are integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

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

Edwin A. Levy has been a member of our board since November 2005. In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman emeritus of the board. Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. He is a director of WPT GP, LLC and World Point Terminals, Inc., a Delaware company based in Missouri which is the owner of WPT GP, LLC, the general partner of World Point Terminals, LP which is a publicly traded master limited partnership which owns and operates petroleum storage facilities in the United States. Mr. Levy previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

Our board believes that Mr. Levy’s experience, knowledge, skills, and expertise as a member of our board and his knowledge of our operations and business strategies gained over his ten-plus years of service to us in that capacity provide valuable perspective to our board and add significant value. Additionally, Mr. Levy’s finance and investment experience from his involvement with Levy, Harkins & Co., Inc. is integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Levy’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Donald C. Bedell has been a member of our board since March 17, 2008. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of WPT GP, LLC and World Point Terminals, Inc. FutureFuel Corp.’s chairman, Paul A. Novelly, is the chief executive officer of WPT GP, LLC and the chairman of the board of World Point Terminals, Inc. Mr. Bedell is the former chairman of the Missouri Department of Conservation. Mr. Bedell previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

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

Paul M. Manheim has been a member of our board since July 15, 2011. Mr. Manheim is currently the CEO of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. HAL Real Estate Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. From 2005 to 2015, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of WPT GP, LLC, the general partner of World Point Terminals, LP since 2013. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

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

Dale E. Cole has been a member of our board since August 27, 2015. Mr. Cole's career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. As of December 31, 2016, First Community Bank had 19 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of approximately $1.201 billion. In 2016, Mr. Cole was elected to the board of trustees of Lyon College in Batesville, AR and he serves on Lyon College’s finance committee. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR.

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

Terrance C.Z. (Terry) Egger has been a member of our board since August 27, 2015. Mr. Egger serves as publisher and CEO of Philadelphia Media Network, parent company of the Philadelphia Inquirer, the Philadelphia Daily News and Philly.com, that region’s largest news company. Mr. Egger oversees all operations of the newspaper and its affiliates. Mr. Egger served as president and CEO of the Cleveland 2016 Host Committee, Inc., where he led the successful effort for the City of Cleveland to host the 2016 Republican National Convention. In 2013, Mr. Egger retired as chairman of The Plain Dealer Publishing Co. in Cleveland, parent company of The Plain Dealer, Ohio's largest paper, where he had served in several executive capacities from 2006. From 1996 to 2006, Mr. Egger was the president and publisher of the St. Louis Post-Dispatch, where he supervised all operations, including its website STLtoday.com and Suburban Journals of Greater St. Louis. Terry started his newspaper career managing marketing and advertising for papers in Los Angeles, California and Tucson, Arizona. Mr. Egger is a member of the Board of Directors of Medical Mutual of Ohio and a member of the Board of Trustees of the Cleveland Clinic Foundation. He has a bachelor's degree from Augustana College and a master's degree in speech communication from San Diego State University. Mr. Egger serves on the Company's Compensation Committee.

Our board believes that Mr. Egger’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development, supervision, operations and management add significant value to our board. Additionally, Mr. Egger’s service and experience on other boards, strengthens the governance and functioning of our board.

Jeffrey L. Schwartz has been a member of our board since August 27, 2015. Since 2008, Mr. Schwartz has been a founder and principal of Digital Direct Ventures (DDV), which partners with companies seeking to create a digital presence for their companies. He also started Old Pro Inc. (OPI) which invests in and provides financial and technical consulting to early stage technology companies, including successes like DraftStreet.com and JW Player Incorporated. From 1995 to 2008, Mr. Schwartz was the chief executive officer of Traffix, Inc. and its predecessor, Quintel Communications, Inc., a NASDAQ listed company and leading digital marketer. Mr. Schwartz has been involved in all aspects of web-based and technology commerce, including online and search engine marketing, interactive games, list brokerage and creative services. Mr. Schwartz serves on the Company's Nominating/Corporate Governance Committee.

Our board believes that Mr. Schwartz’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development and marketing add significant value to our board and the company.

Thomas McKinlay became FutureFuel Corp.’s and FutureFuel Chemical Company’s Chief Operating Officer on January 9, 2017. Mr. McKinlay, is a Chemical Engineer and business operations executive with over 30 years of global experience in the oil and gas industry.  He has extensive experience in the oil and gas industry on both sides of the Atlantic. This includes responsibility for large scale refining and trading operations; midstream assets; renewables production and trading; retail; contract negotiation; and mergers and acquisitions.

For over two years prior to his hire by FutureFuel, Mr. McKinlay was the owner and president of Gilrita Consulting Limited, a UK based independent downstream consultancy firm.  Prior to Gilrita Consulting Limited, he was Executive Vice President of Murphy Oil Corporation for more than three years, a role which latterly incorporated the role of Managing Director of Murco Petroleum Limited, a UK based oil refining company.  Mr. McKinlay was employed for approximately six years by Murphy Oil where he became Executive Vice President of Worldwide Downstream Operations.  Mr. McKinlay received a bachelor of science in chemical engineering (with honors) from the University of Strathclyde in Glasgow, UK in 1985.

Our board believes the experience, knowledge, skills, and expertise Mr. McKinlay acquired in his past roles in operations add significant, strategic value to the company. Additionally, Mr. McKinlay’s experience with large scale production and trading provides the company with significant understanding in the regional and global biodiesel industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2016, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2016, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2016, except for a late Form 4 filed by Mr. Lorenzini to report a sale of stock and a late Form 5 filed by Mr. Flynn to reconcile ownership reported in previous proxy with payment of tax liability by withholding of securities incident to the vesting of securities issued in accordance with Rule 16b-3.

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

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a revised charter for such committee. A copy of this revised nominating/corporate governance committee charter is posted on our website and may be accessed at http://ir.futurefuelcorporation.com/governance.cfm. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.

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

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2016, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2017. In December 2016, an additional stipend of $25 was approved and paid in January 2017 to our directors.

We determined for 2016 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2017 and set or adjusted as the board deems appropriate.

In 2016, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2016. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income to compensate him for his services to us. As to our other executive officers, the base salary for Mr. Dortch was not materially adjusted in 2016. The base salary for Mrs. Sparks was not materially adjusted in 2016. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience.

For the year 2016, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired after January 1, 2016 received $0.25. Eligible employees hired prior to January 1, 2016 received approximately 132 hours of pay at their normal hourly rate. Salaried employees of FutureFuel Chemical Company (other than certain lead executives) received an additional bonus amount ranging from $0 to $92. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by Future Fuel Chemical Company’s board of directors. Bonuses in 2016 for Mr. Dortch, Mr. Flynn, Mrs. Sparks, and other lead executives of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2016 with a target of 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, and solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, options for 1,060,500 shares of stock and awards of 414,800 shares of stock have been made. Please see Note 13 to our consolidated financial statements for a detailed discussion of 2016 stock based compensation awards.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2016 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2016, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2016.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (d)	Awards (d)	Compensation	Total
Paul A. Novelly	2016	$0	$0	$999	$0	$0	$999
Chairman and Chief executive	2015	$0	$0	$995	$0	$33	$1,028
officer FutureFuel Corp.	2014	$0	$0	$903	$0	$35	$938
Samuel W. Dortch (a)	2016	$203	$100	$0	$0	$19	$322
Executive vice president and general manager,	2015	$220	$92	$0	$0	$19	$331
FutureFuel Chemical Company	2014	$209	$70	$0	$42	$18	$339
Rose M. Sparks (a)	2016	$161	$100	$0	$0	$17	$278
Chief financial officer, principal financial	2015	$170	$75	$0	$0	$17	$261
officer, and treasurer, FutureFuel Corp.	2014	$146	$70	$0	$42	$14	$272
Paul M. Flynn (a) (c)	2016	$218	$100	$292	$0	$14	$624
Executive vice president of business and marketing, FutureFuel Chemical Company	2015	$218	$92	$245	$0	$19	$573
	2014	$59	$31	$349	$0	$1	$440

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

For Mr. Novelly, includes $33 in director fees in 2015 and $35 in director fees for 2014. For executive officers of FutureFuel Chemical Company, includes our contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy.

(c)

Mr. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing effective September 2, 2014. He was awarded 125,000 shares of our common stock, of which 25,000 vested immediately and 25,000 are to vest in each of the following four years.

(d)

Represents the grant date valuation of the awards under FASB ASC Topic 718. Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein. Mr. Novelly’s prior year stock awards amount restated to conform with current year presentation.

Grants of Plan-Based Awards

No stock ptions or stock awards were granted under a plan to executive officers in 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2016 with respect to our executive officers.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.						83,334	1,162
Novelly (a)
Sam W.		5,000		11.34	12/02/19
Dortch (b)
Rose M.		5,000		11.34	12/02/19
Sparks (b ) (c)
Paul M.						50,000	698
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

(c)	Ms. Sparks became our Chief Financial Officer and treasurer effective June 1, 2013.

(d)	Mr. Flynn became our Executive Vice President of business and marketing effective September 2, 2014.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2016 and stock awards that vested in 2016.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Paul A. Novelly (a)	0	0	83,333	938
Samuel W. Dortch (b)	20,000	72
Rose M. Sparks (c)	30,000	87
Paul M. Flynn (a) (d)	0	0	25,000	292

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

(b)	In 2016, 16,598 shares were withheld in payment of tax liability for a net exercise of 3,402 shares.
(c)	In 2016, 26,308 shares were withheld in payment of tax liability for a net exercise of 3,692 shares.
(d)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested. In 2016, no shares were withheld in payment of tax liability.

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

Assuming one of the triggering events occurred on December 31, 2016, Mr. Novelly would have been able to receive accelerated vesting of restricted shares worth $1,162 based on the closing price of our shares of $13.95 on January 3, 2017 (the next trading day).

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

Upon a termination of Mr. Flynn’s employment for death or disability, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares. Had such a termination occurred on December 31, 2016, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $698 based on the closing price of our shares of $13.95 on January 3, 2017 (the next trading day).

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate full vesting of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2016, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $698 based on the closing price of our shares of $13.95 on January 3, 2017 (the next trading day), $109 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate vesting of 50% of the balance of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2016, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $349 based on the closing price of our shares of $13.95 on January 3, 2017 (the next trading day), $109 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon a change of control, as defined in the employment agreement, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares plus payment of the amount, if any, by which $2,500 exceeds the value of the restricted shares at the time of the change in control. Had such a termination occurred on December 31, 2016, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $698 based on the closing price of our shares of $13.95 on January 3, 2017 (the next trading day), plus a cash payment of $916.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2016, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2017. In December 2016, an additional stipend of $25 for each director was approved and paid in January 2017.

The following is the compensation our directors earned for 2016.

Director	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul A. Novelly (a)	0	999	0	0	0	0	999
Edwin A. Levy	69	0	0	0	0	0	69
Paul G. Lorenzini	58	0	0	0	0	0	58
Donald C. Bedell	72	0	0	0	0	0	72
Paul M. Manheim	72	0	0	0	0	0	72
Dale E. Cole	61	0	0	0	0	0	61
Terrance C.Z. Egger	59	0	0	0	0	0	59
Jeffrey L. Schwartz	58	0	0	0	0	0	58

(a)

The company issued 250,000 restricted stock awards to Mr. Novelly on May 9, 2014. Mr. Novelly’s 250,000 share award vests in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and will be recognized into expense equally over those three years.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2016 with respect to our directors.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul A.						83,334	1,167
Novelly
Dale E.	10,000	0	0	13.99	12/18/20
Cole (a)
Terrance	10,000	0	0	13.99	12/18/20
C.Z. Egger (a)
Jeffrey L.	10,000	0	0	13.99	12/18/20
Schwartz (a)

(a)

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

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2016 were Donald C. Bedell, Terrance C.Z. Egger, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2016 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), Mr. Bedell (one of our directors and the chair of our compensation committee), and Mr. Manheim (one of our directors and the chair of the audit committee) are directors of WPT GP, LLC, the board of directors of which performs the function of a compensation committee. Messrs Novelly, Levy and Bedell are directors of World Point Terminals, Inc.; World Point Terminals, Inc. does not have a separate compensation committee.

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. We do not have any other equity compensation plan or individual equity compensation arrangement. Under this plan, we are authorized to issue 2,670,000 shares of our common stock. The shares to be issued under the plan were registered with the SEC on a Form S-8 filed on April 29, 2008. Through December 31, 2016, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the plan. The following additional information regarding this plan is as of December 31, 2016.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Securities available for future issuance under equity compensation plans – excluding column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,000	$12.48	1,194,700

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,749,970 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 15, 2017.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul A. Novelly, 8235 Forsyth Blvd., 4th Floor, Clayton, MO 63105 (a)	17,725,100	40.5%

(a)

Includes 17,078,450 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 271,650 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.5%
Paul G. Lorenzini (b)	714,877	1.6%
Edwin A. Levy (c)	288,750	*
Paul M. Flynn	98,771	*
Sam W. Dortch ( d )	60,056	*
Donald C. Bedell (e)	58,650	*
Rose M. Sparks	13,124	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	2,000	*
Dale E. Cole	350	*
Jeffrey L. Schwartz	0	*
Tom McKinlay	0	*
All directors and executive officers	18,974,781	43.4%

(a)

Includes 17,078,450 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 271,650 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

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

(e)

Includes 2,400 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,453 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,400 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 51,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary. Includes 200 shares of common stock owned by the Charlie Cash Bedell Trust, a trust established by Mr. Bedell for his grandson as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.

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

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries. This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code. This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011 and January 1, 2016, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our website (http://www.FutureFuelCorporation.com). Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2016 and 2015, we incurred $270 and $270, respectively for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2016 and 2015, we incurred $12 and $12, respectively, for each year’s employee benefit plan audit procedures from RubinBrown LLP.

Tax Fees

During fiscal 2016 and 2015, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2016 or 2015.

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

N/A

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2016 and 2015 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014.

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

 Item 16. Summary

Registrants may voluntarily include a summary of information required by Form 10-K under this Item 16. The Company has elected not to include such summary information.

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

Date: March 16, 2017