Form 10-Q
period 2017-03-31
FutureFuel Corp.
filed 2017-05-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2017: 43,749,970

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of March 31, 2017, our audited consolidated balance sheet as of December 31, 2016, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2017 and March 31, 2016, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2017 and March 31, 2016.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2017 and December 31, 2016

(Dollars in thousands)

	(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$94,686	$199,272
Accounts receivable, inclusive of the blenders' tax credit of $0 and $5,495 and net of allowances for bad debt of $0 and $0, at March 31, 2017 and December 31, 2016, respectively	19,848	24,359
Accounts receivable – related parties	2,636	385
Inventory	51,875	52,093
Income tax receivable	17,102	20,508
Prepaid expenses	1,543	1,694
Prepaid expenses – related parties	23	12
Marketable securities	116,835	106,146
Deferred financing costs	144	144
Other current assets	677	669
Total current assets	305,369	405,282
Property, plant and equipment, net	116,047	118,152
Intangible assets	1,408	1,408
Deferred financing costs	289	325
Other assets	3,884	3,876
Total noncurrent assets	121,628	123,761
Total Assets	$426,997	$529,043
Liabilities and Stockholders’ Equity
Accounts payable	$17,381	$22,799
Accounts payable – related parties	1,625	1,254
Deferred revenue – short-term	6,063	5,530
Contingent liability – short-term	1,151	1,151
Dividends payable	7,875	110,688
Accrued expenses and other current liabilities	3,870	2,485
Accrued expenses and other current liabilities – related parties	-	142
Total current liabilities	37,965	144,049
Deferred revenue – long-term	15,808	16,792
Other noncurrent liabilities	3,349	3,325
Noncurrent deferred income tax liability	31,314	32,064
Total noncurrent liabilities	50,471	52,181
Total liabilities	88,436	196,230
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,749,970 and 43,749,970, issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	4	4
Accumulated other comprehensive income	5,415	3,540
Additional paid in capital	281,564	281,087
Retained earnings	51,578	48,182
Total stockholders’ equity	338,561	332,813
Total Liabilities and Stockholders’ Equity	$426,997	$529,043

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2017 and 2016

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,:
	2017	2016
Revenue	$53,648	$43,204
Revenues – related parties	463	3,431
Cost of goods sold	44,154	33,158
Cost of goods sold – related parties	2,898	1,521
Distribution	889	797
Distribution – related parties	40	106
Gross profit	6,130	11,053
Selling, general, and administrative expenses
Compensation expense	1,264	1,166
Other expense	580	623
Related party expense	56	48
Research and development expenses	755	687
	2,655	2,524
Income from operations	3,475	8,529
Interest and dividend income	1,723	1,345
Interest expense	(43)	(43)
Loss on marketable securities	(131)	(1,018)
Other expense	(31)	(116)
	1,518	168
Income before income taxes	4,993	8,697
Provision/(benefit) for income taxes	1,597	(1,872)
Net income	$3,396	$10,569

Earnings per common share
Basic	$0.08	$0.24
Diluted	$0.08	$0.24
Weighted average shares outstanding
Basic	43,616,636	43,475,630
Diluted	43,622,843	43,486,548

Comprehensive Income
Net income	$3,396	$10,569
Other comprehensive income from unrealized
net gain on available-for-sale securities	2,886	678
Income tax effect	(1,011)	(238)
Total unrealized gain, net of tax	1,875	440
Comprehensive income	$5,271	$11,009

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,:
	2017	2016
Cash flows provided by operating activities
Net income	$3,396	$10,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,896	2,622
Amortization of deferred financing costs	36	36
Benefit for deferred income taxes	(1,761)	(3,822)
Change in fair value of derivative instruments	1,202	3,398
Other than temporary impairment of marketable securities	177	1,240
Gain on the sale of investments	(46)	(222)
Stock based compensation	477	477
Losses on disposals of fixed assets	31	115
Noncash interest expense	6	7
Changes in operating assets and liabilities:
Accounts receivable	4,511	(8,153)
Accounts receivable – related parties	(2,251)	(2,293)
Inventory	218	(4,950)
Income tax receivable	3,406	1,228
Prepaid expenses	151	106
Prepaid expenses – related party	(11)	-
Accrued interest on marketable securities	13	(30)
Other assets	(8)	(127)
Accounts payable	(5,418)	(3,217)
Accounts payable – related parties	371	49
Accrued expenses and other current liabilities	1,385	1,436
Accrued expenses and other current liabilities – related parties	(142)	-
Deferred revenue	(451)	2,720
Other noncurrent liabilities	94	8
Net cash provided by operating activities	8,282	1,197
Cash flows from investing activities
Collateralization of derivative instruments	(1,223)	(1,349)
Purchase of marketable securities	(15,818)	(11,000)
Proceeds from the sale of marketable securities	7,884	9,124
Capital expenditures	(898)	(897)
Net cash used in investing activities	(10,055)	(4,122)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	-	(53)
Excess tax benefits associated with stock options and awards	-	(136)
Payment of dividends	(102,813)	(2,623)
Net cash used in financing activities	(102,813)	(2,812)
Net change in cash and cash equivalents	(104,586)	(5,737)
Cash and cash equivalents at beginning of period	199,272	154,049
Cash and cash equivalents at end of period	$94,686	$148,312

Cash paid for interest	$-	$-
Cash paid for income taxes	$1	$906

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

The chemicals segment manufactures a diversified portfolio of chemical products that are sold to third party customers. The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers.

The biofuels business segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the company’s biodiesel and, from time to time, with no biodiesel added. Finally, FutureFuel Chemical is a shipper of refined petroleum products on common carrier pipelines and buys and sells petroleum products to maintain an active shipper status on these pipelines.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2016 audited consolidated financial statements and should be read in conjunction with the 2016 audited consolidated financial statements of FutureFuel.

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

2 )	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2017	December 31, 2016
At average cost (approximates current cost)
Finished goods	$29,183	$27,971
Work in process	1,928	1,913
Raw materials and supplies	25,559	25,127
	56,670	55,011
LIFO reserve	(4,795)	(2,918)
Total inventory	$51,875	$52,093

FutureFuel recorded a lower of cost or market ("LCM") adjustment of $955 in the three months ended March 31, 2017.  This LCM adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold. For the three months ended March 31, 2016, the LCM adjustment was $3,544.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold, and amounted to a gain of $1,279 and a loss of $1,039 for the three months ended March 31, 2017 and 2016, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset/ (Liability)
	March 31, 2017		December 31, 2016
	Quantity (contracts) Long/(Short)	Fair Value	Quantity (contracts) Long/(Short)	Fair Value
Regulated options, included in other current assets	(200)	$(1,462)	-	$-
Regulated fixed price future commitments, included in other current assets	23	$2	(135)	$(258)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,982 and $758 at March 31, 2017 and December 31, 2016, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	MARKETABLE SECURITIES

At March 31, 2017 and December 31, 2016, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$44,914	$6,051	$(367)	$50,598
Preferred stock	55,927	2,764	(29)	58,662
Trust preferred securities	3,147	46	-	3,193
Exchange traded debt instruments	4,154	228	-	4,382
Total	$108,142	$9,089	$(396)	$116,835

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$32,667	$5,549	$(304)	$37,912
Preferred stock	57,105	1,196	(698)	57,603
Trust preferred securities	3,147	-	(9)	3,138
Exchange traded debt instruments	7,420	99	(26)	7,493
Total	$100,339	$6,844	$(1,037)	$106,146

The aggregate fair value of instruments with unrealized losses totaled $15,511 and $31,126 at March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2017	December 31, 2016
Accrued employee liabilities	$2,015	$864
Accrued property, franchise, motor fuel and other taxes	1,605	1,428
Other	250	335
Total	$3,870	$2,627

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of March 31, 2017.

There were no borrowings under this credit agreement at March 31, 2017 and December 31, 2016.

7 )	PROVISION/(BENEFIT) FOR INCOME TAXES

The following table summarizes the provision/(benefit) for income taxes.

	Three months ended March 31,:
	2017	2016
Provision/(benefit) for income taxes	$1,597	$(1,872)
Effective tax rate	32.0%	(21.5%	)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three months ended March 31, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three months ended March 31, 2017, reflects the elimination of certain tax credits and incentives which expired December 31, 2016 and were not in effect for 2017.

The effective tax rate for the three months ended March 31, 2016, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three months ended March 31, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016.

Unrecognized tax benefits totaled $2,056 at March 31, 2017 and December 31, 2016.

FutureFuel records interest and penalties, net, as a component of income tax expense. At March 31, 2017 and December 31, 2016, FutureFuel recorded $211 and $193, respectively, in accruals for interest or tax penalties.

8 )	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at March 31, 2017 or 2016.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended March 31, 2017 or 2016 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended March 31,:
	2017	2016
Numerator:
Net income	$3,396	$10,569
Less: distributed earnings allocated to non-vested stock	-	(15)
Less: undistributed earnings allocated to non-vested restricted stock	(10)	(44)
Numerator for basic earnings per share	$3,386	$10,510
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	10	44
Less: undistributed earnings reallocated to non-vested restricted stock	(10)	(44)
Numerator for diluted earnings per share	$3,386	$10,510
Denominator:
Weighted average shares outstanding – basic	43,616,636	43,475,630
Effect of dilutive securities:
Stock options and other awards	6,207	10,918
Weighted average shares outstanding – diluted	43,622,843	43,486,548

Basic earnings per share	$0.08	$0.24
Diluted earnings per share	$0.08	$0.24

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three-months ended March 31, 2017 and 2016 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 30,000 and 90,000 for the three-months ended March 31, 2017 and 2016, respectively.

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

All of FutureFuel’s long-lived assets are located in the United States.

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

	Three months ended March 31,:
	2017	2016
United States	$53,415	$46,006
All Foreign Countries	696	629
Total	$54,111	$46,635

Revenues from a single foreign country during the three-months ended March 31, 2017 and 2016 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended March 31,:
	2017	2016
Revenue
Custom chemicals	$21,952	$20,292
Performance chemicals	4,405	4,776
Chemicals revenue	26,357	25,068
Biofuels revenue	27,754	21,567
Total Revenue	$54,111	$46,635

Segment gross profit/(loss)
Chemicals	$7,009	$8,572
Biofuels	(879)	2,481
Total gross profit	6,130	11,053
Corporate expenses	(2,655)	(2,524)
Income before interest and taxes	3,475	8,529
Interest and dividend income	1,723	1,345
Interest and other expense	(205)	(1,177)
(Provision)/benefit for income taxes	(1,597)	1,872
Net income	$3,396	$10,569

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2017 and December 31, 2016.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(1,460)	$(1,460)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$116,835	$116,835	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2016	Level 1	Level 2	Level 3
Derivative instruments	$(258)	$(258)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,146	$106,146	$-	$-

11 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and
Losses on Available-for-Sale Securities
For the three months ended March 31, 2017 and 2016
(net of tax)
	2017	2016
Balance at January 1	$3,540	$2,055
Other comprehensive income/(loss) before reclassifications	1,790	(221)
Amounts reclassified from accumulated other comprehensive income	85	661
Net current-period other comprehensive income	1,875	440
Balance at March 31	$5,415	$2,495

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2017 and 2016:

	Reclassifications from Accumulated Other Comprehensive Income For the three months ended:
	March 31, 2017	March 31, 2016	Affected Line Item in Statement of Operations
Unrealized loss on available-for-sale securities	$(131)	$(1,018)	Loss on marketable securities
Total before tax	(131)	(1,018)
Tax benefit	46	357
Total reclassifications	$(85)	$(661)

12 )	LEGAL MATTERS

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of March 31, 2017 and December 31, 2016. FutureFuel will test the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

15 )	RECENTLY ISSUED ACCOUNTING STATEMENTS

The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, Leases.

The new guidance supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases.

Annual periods beginning after December 15, 2018. Early adoption is permitted.

The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for logistics equipment. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption. The Company plans to adopt the standard effective January 1, 2019.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. Since that date, the FASB has issued additional ASUs clarifying certain aspects of ASU 2014-09.

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

Annual periods beginning after December 15, 2017. Earlier adoption was permitted, but not before December 15, 2016.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended March 31,:
			Dollar	%
	2017	2016	Change	Change
Revenues	$54,111	$46,635	$7,476	16.0%
Income from operations	$3,475	$8,529	$(5,054)	(59.3%	)
Net income	$3,396	$10,569	$(7,173)	(67.9%	)
Earnings per common share:
Basic	$0.08	$0.24	$(0.16)	(66.7%	)
Diluted	$0.08	$0.24	$(0.16)	(66.7%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$842	$778	$64	8.2%
Adjusted EBITDA	$5,569	$12,702	$(7,133)	(56.2%	)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended March 31,:
	2017	2016(1)
Adjusted EBITDA	$5,569	$12,702
Depreciation and amortization	(2,896)	(2,622)
Non-cash stock-based compensation	(477)	(477)
Interest and dividend income	1,723	1,345
Interest expense	(43)	(43)
Losses on disposal of property and equipment	(31)	(115)
Gains/(losses) on derivative instruments	1,279	(1,039)
Losses on marketable securities	(131)	(1,018)
Income tax (provision)/benefit	(1,597)	1,872
Other	-	(36)
Net income	$3,396	$10,569

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Three months ended March 31,:
	2017	2016(1)
Adjusted EBITDA	$5,569	$12,702
Benefit for deferred income taxes	(1,761)	(3,822)
Interest and dividend income	1,723	1,345
Income tax (provision)/benefit	(1,597)	1,872
Gains/(losses) on derivative instruments	1,279	(1,039)
Change in fair value of derivative instruments	1,202	3,398
Changes in operating assets and liabilities, net	1,828	(13,223)
Other	(1)	(36)
Net cash provided by operating activities	$8,282	$1,197

(1) Prior year adjusted EBITDA reconciliations have been modified to be consistent with current year presentations.

Results of Operations

Consolidated

	Three months ended March 31,:
			Change
	2017	2016	$	%

Revenues	$54,111	$46,635	$7,476	16.0%
Volume/product mix effect			$(4,817)	(10.3%)
Price effect			$12,293	26.4%

Gross profit	$6,130	$11,053	$(4,923)	(44.5%)

Consolidated sales revenue in the three months ended March 31, 2017 increased $7,476, compared to the three months ended March 31, 2016. This increase was primarily from an increase in biofuel segment prices experienced nationally, partially offset by reduced sales volumes in the biofuels segment driven in part by the expiration of the federal blenders’ tax credit.  In addition, the chemical segment experienced an increase in sales volumes.

Gross profit in the three months ended March 31, 2017 decreased $4,923, compared to the three months ended March 31, 2016. This decrease primarily resulted from the expiration of the blenders' tax credit (BTC) on December 31, 2016 and the impact of the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  The LIFO adjustment reduced gross profit $1,877 in the three months ended March 31, 2017 and increased gross profit $5,576 in the three months ended March 31, 2016. The LIFO adjustment resulted in a lower of cost or market ("LCM") adjustment of $955 and $3,544 in the three months ended March 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased $131 in the three-months ended March 31, 2017, as compared to the three-months ended March 31, 2016.

Provision/(Benefit) for Income Taxes

The effective tax rate for the three months ended March 31, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three months ended March 31, 2017, reflects the elimination of certain tax credits and incentives for 2017.

The effective tax rate for the three months ended March 31, 2016, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three months ended March 31, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016.

Unrecognized tax benefits totaled $2,056 at March 31, 2017 and December 31, 2016.

Net Income

Net income for the three months ended March 31, 2017 decreased 67.9% or $7,173 as compared to the same period in 2016. The decrease was from the benefit of tax credits and incentives in effect in the three months ended March 31, 2016 which was not in effect in the three months ended March 31, 2017. Additionally, the adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting negatively impacted net income in the three months ended March 31, 2017 and in comparison, benefited the net income in the three months ended March 31, 2016.

Chemicals Segment

	Three months ended March 31,:
			Change
	2017	2016	$	%

Revenues	$26,357	$25,068	$1,289	5.1%
Volume/product mix effect			$1,009	4.0%
Price effect			$280	1.1%

Gross profit	$7,009	$8,572	$(1,563)	(18.2%)

Sales revenue in the three months ended March 31, 2017 increased by $1,289 compared to the three months ended March 31, 2016. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2017 totaled $21,952, an increase of $1,660 from the comparable period in 2016. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets and increased amortization of deferred revenue partially offset by the reduced price and volume of the laundry detergent additive. Further impacting revenue was reduced selling prices in accordance with contractual agreements indexed to key raw materials. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $4,405 in the three months ended March 31, 2017, a decrease of $371 from the three months ended March 31, 2016. This decrease was primarily from timing of product shipments to customers.

Gross profit for the chemicals segment for the three months ended March 31, 2017 decreased by $1,563 when compared to the three months ended March 31, 2016. Gross profits were decreased by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $419 in the three months ended March 31, 2017 and increased gross profit $1,538 in the three months ended March 31, 2016.  Excluding the impact of the change in LIFO, cost of goods sold increased 5% as compared to the 4% increase in sales revenue volume variance.

Biofuels Segment

	Three months ended March 31,:
			Change
	2017	2016	$	%

Revenues	$27,754	$21,567	$6,187	28.7%
Volume/product mix effect			$(5,826)	(27.0%)
Price effect			$12,013	55.7%

Gross profit	$(879)	$2,481	$(3,360)	135.4%

Biofuels sales revenue in the three months ended March 31, 2017 increased $6,187 when compared to the three months ended March 31, 2016. This increase was primarily from a favorable price variance on biodiesel and biodiesel blends partially offset by the reduction in pipeline sales which totaled $0 and $3,203 in the three months ended March 31, 2017 and 2016, respectively.

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

A portion of our biodiesel sold in 2017 and 2016 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended March 31, 2017 decreased $3,360 when compared to the three months ended March 31, 2016. Cost of goods sold increased quarter over quarter as a result of the absence of the blenders’ tax credit which expired December 31, 2016 and was in effect in the prior year’s quarter. Gross profits were further impacted by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The LIFO adjustment decreased gross profit $1,458 in the three months ended March 31, 2017 and benefited gross profit $4,038 in the three months ended March 31, 2016. The LIFO adjustment resulted in a LCM adjustment of $955 and $3,544 in the three months ended March 31, 2017 and 2016, respectively.

Partially offsetting these decreases in Biofuels gross profit was a change in the activity in derivative instruments. The unrealized and realized gain from derivative instruments activity was $1,279 for the three months ended March 31, 2017 and an unrealized and realized loss of $1,079 for the three months ended March 31, 2016. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	Asset/ (Liability)
	March 31, 2017		December 31, 2016
	Quantity (contracts) Long/(Short)	Fair Value	Quantity (contracts) Long/(Short)	Fair Value
Regulated options, included in other current assets	(200)	$(1,462)	-	$-
Regulated fixed price future commitments, included in other current assets	23	$2	(135)	$(258)

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three months ended March 31, 2017 and 2016 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $4,498 and $6,325 for the three months ended March 31, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2017 and 2016 are set forth in the following chart.

	Three months ended March 31,:
	2017	2016
Net cash provided by operating activities	$8,282	$1,197
Net cash used in investing activities	$(10,055)	$(4,122)
Net cash used in financing activities	$(102,813)	$(2,812)

Operating Activities

Cash from operating activities increased from $1,197 of cash provided by operating activities in the first three months of 2016 to $8,282 of cash provided by operating activities in the first three months of 2017. This increase was primarily attributable to the change in accounts receivable and inventory offset by the decrease in net income.

Investing Activities

Cash used in investing activities was $10,055 in the first three months of 2017 compared to $4,122 used in the first three months of 2016. This change was primarily the result of net purchases of marketable securities in the first three months of 2017 compared to the first three months of 2016. Such net purchases totaled $7,934 and $1,876, in the first three months of 2017 and 2016, respectively. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Three months ended March 31,:
	2017	2016
Cash paid for capital expenditures and intangibles	$898	$897
Cash received as reimbursement of capital expenditures	$(56)	$(119)
Cash paid, net of reimbursement, for capital expenditures	$842	$778

Financing Activities

Cash used in financing activities increased from $2,812 in the first three months of 2016 to $102,813 in the first three months of 2017. This change is primarily the result of payments of dividends on our common stock in the first three month of 2017 compared to the first three months of 2016. The payment of dividends totaled $102,813 and $2,623 in the first three months of 2017 and 2016, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150 million secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15 million. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended March 31, 2017 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2017 and 2016, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 and $2,623 in the first quarter of 2017 and 2016, respectively. In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $102,813 in the first quarter of 2017.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2017, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2017 and December 31, 2016, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $116,835 and $106,146 at March 31, 2017 and December 31, 2016, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at March 31, 2017 and December 31, 2016. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2017 or December 31, 2016 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into long-term sale contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer. Such price protections are not always obtained, however, and some raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2017 or 2016. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of March 31, 2017 and December 31, 2016, the fair values of our derivative instruments were a net liability in the amount of $1,460 and $258, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2017. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Crude Corn Oil and Yellow Grease	74,009	LB	10%	$2,117	34.5%
Methanol	31,261	LB	10%	$510	8.3%
Ultra Low Sulfur Diesel	2,379	GAL	10%	$383	6.3%
Natural Gas	393	MCF	10%	$134	2.2%
Electricity	29,819	MWH	10%	$114	1.9%
Sodium Methylate	2,399	LB	10%	$97	1.6%
Coal	10	Ton	10%	$65	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2017.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2017 or December 31, 2016 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2017 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Report for the year ended December 31, 2016 filed with the SEC on March 16, 2017.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2016 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 9, 2017

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 9, 2017