Form 10-Q
period 2017-05-15
FutureFuel Corp.
filed 2017-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(314) 854-8352

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2017: 43,749,970

1

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of June 30, 2017, our audited consolidated balance sheet as of December 31, 2016, our unaudited consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and June 30, 2016, and our unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2017 and December 31, 2016

(Dollars in thousands)

	(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$111,010	$199,272
Accounts receivable, inclusive of the blenders' tax credit of $0 and $5,495 and net of allowances for bad debt of $0 and $0, at June 30, 2017 and December 31, 2016, respectively	18,746	24,359
Accounts receivable – related parties	2,958	385
Inventory	36,889	52,093
Income tax receivable	16,246	20,508
Prepaid expenses	1,068	1,694
Prepaid expenses – related parties	19	12
Marketable securities	120,728	106,146
Deferred financing costs	144	144
Other current assets	395	669
Total current assets	308,203	405,282
Property, plant and equipment, net	113,868	118,152
Intangible assets	1,408	1,408
Deferred financing costs	253	325
Other assets	3,857	3,876
Total noncurrent assets	119,386	123,761
Total Assets	$427,589	$529,043
Liabilities and Stockholders’ Equity
Accounts payable	$17,649	$22,799
Accounts payable – related parties	1,779	1,254
Deferred revenue – short-term	6,061	5,530
Contingent liability – short-term	1,151	1,151
Dividends payable	5,250	110,688
Accrued expenses and other current liabilities	3,855	2,485
Accrued expenses and other current liabilities – related parties	-	142
Total current liabilities	35,745	144,049
Deferred revenue – long-term	14,289	16,792
Other noncurrent liabilities	3,374	3,325
Noncurrent deferred income tax liability	32,438	32,064
Total noncurrent liabilities	50,101	52,181
Total liabilities	85,846	196,230
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,749,970 and 43,749,970, issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	4	4
Accumulated other comprehensive income	7,499	3,540
Additional paid in capital	281,828	281,087
Retained earnings	52,412	48,182
Total stockholders’ equity	341,743	332,813
Total Liabilities and Stockholders’ Equity	$427,589	$529,043

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Six Months Ended June 30, 2017 and 2016

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue	$67,972	$65,842	$121,620	$109,046
Revenues – related parties	76	2,037	539	5,468
Cost of goods sold	60,227	57,118	104,381	90,276
Cost of goods sold – related parties	5,217	1,914	8,115	3,435
Distribution	769	768	1,658	1,565
Distribution – related parties	37	107	77	213
Gross profit	1,798	7,972	7,928	19,025
Selling, general, and administrative expenses
Compensation expense	1,030	1,277	2,294	2,443
Other expense	505	540	1,085	1,163
Related party expense	44	41	100	89
Research and development expenses	845	738	1,600	1,425
	2,424	2,596	5,079	5,120
Income/(loss) from operations	(626)	5,376	2,849	13,905
Interest and dividend income	1,991	1,464	3,714	2,809
Interest expense	(43)	(42)	(86)	(85)
Gain/(loss) on marketable securities	(438)	613	(569)	(405)
Other expense	(2)	(104)	(33)	(220)
	1,508	1,931	3,026	2,099
Income before income taxes	882	7,307	5,875	16,004
Provision/(benefit) for income taxes	48	(6,917)	1,645	(8,789)
Net income	$834	$14,224	$4,230	$24,793

Earnings per common share
Basic	$0.02	$0.33	$0.10	$0.57
Diluted	$0.02	$0.33	$0.10	$0.57
Weighted average shares outstanding
Basic	43,665,171	43,527,857	43,641,038	43,501,599
Diluted	43,675,688	43,528,759	43,649,400	43,507,509

Comprehensive Income
Net income	$834	$14,224	$4,230	$24,793
Other comprehensive income from unrealized
net gain on available-for-sale securities	3,210	1,349	6,096	2,027
Income tax effect	(1,126)	(472)	(2,137)	(710)
Total unrealized gain, net of tax	2,084	877	3,959	1,317
Comprehensive income	$2,918	$15,101	$8,189	$26,110

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2017	2016
Cash flows provided by operating activities
Net income	$4,230	$24,793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,808	5,257
Amortization of deferred financing costs	72	72
Benefit for deferred income taxes	(1,763)	(4,969)
Change in fair value of derivative instruments	318	4,869
Other than temporary impairment of marketable securities	177	1,879
Impairment of fixed assets	9	178
Gain/(loss) on the sale of investments	392	(1,474)
Stock based compensation	750	954
Losses on disposals of fixed assets	77	137
Noncash interest expense	13	22
Changes in operating assets and liabilities:
Accounts receivable	5,613	21,708
Accounts receivable – related parties	(2,573)	(23)
Inventory	15,204	6,240
Income tax receivable	4,262	(2,818)
Prepaid expenses	626	589
Prepaid expenses – related party	(7)	-
Accrued interest on marketable securities	(11)	(104)
Other assets	19	(321)
Accounts payable	(5,150)	(17,948)
Accounts payable – related parties	525	1,584
Accrued expenses and other current liabilities	1,370	2,470
Accrued expenses and other current liabilities – related parties	(142)	-
Deferred revenue	(1,972)	2,933
Other noncurrent liabilities	112	-
Net cash provided by operating activities	27,959	46,028
Cash flows from investing activities
Collateralization of derivative instruments	(34)	(3,011)
Purchase of marketable securities	(19,322)	(32,299)
Proceeds from the sale of marketable securities	10,268	16,524
Capital expenditures	(1,686)	(2,254)
Net cash used in investing activities	(10,774)	(21,040)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(8)	(55)
Excess tax benefits associated with stock options and awards	(1)	(136)
Payment of dividends	(105,438)	(5,246)
Net cash used in financing activities	(105,447)	(5,437)
Net change in cash and cash equivalents	(88,262)	19,551
Cash and cash equivalents at beginning of period	199,272	154,049
Cash and cash equivalents at end of period	$111,010	$173,600

Cash paid for interest	$-	$-
Cash paid for income taxes	$55	$985

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

2 )	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2017	December 31, 2016
At average cost (approximates current cost)
Finished goods	$21,279	$27,971
Work in process	2,046	1,913
Raw materials and supplies	21,630	25,127
	44,955	55,011
LIFO reserve	(8,066)	(2,918)
Total inventory	$36,889	$52,093

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

FutureFuel recorded a lower of cost or market ("LCM") adjustment of $957 in the three and six months ended June 30, 2017.  This LCM adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold. For the three and six months ended June 30, 2016, the LCM adjustment was $1,895.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements.

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a gain of $524 and a loss of $5,139 for the three months ended June 30, 2017 and 2016, respectively, and a gain of $1,803 and a loss of $6,178 for the six months ended June 30, 2017 and 2016, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	June 30, 2017		December 31, 2016
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	75	$(520)	-	$-
Regulated fixed price future commitments, included in other current assets	35	$(58)	135	$(258)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $793 and $758 at June 30, 2017 and December 31, 2016, respectively, and is classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	MARKETABLE SECURITIES

At June 30, 2017 and December 31, 2016, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$45,596	$7,552	$(318)	$52,830
Preferred stock	55,927	4,360	(3)	60,284
Trust preferred securities	3,147	40	-	3,187
Exchange traded debt instruments	4,154	273	-	4,427
Total	$108,824	$12,225	$(321)	$120,728

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$32,667	$5,549	$(304)	$37,912
Preferred stock	57,105	1,196	(698)	57,603
Trust preferred securities	3,147	-	(9)	3,138
Exchange traded debt instruments	7,420	99	(26)	7,493
Total	$100,339	$6,844	$(1,037)	$106,146

The aggregate fair value of instruments with unrealized losses totaled $8,964 and $31,126 at June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2017	December 31, 2016
Accrued employee liabilities	$1,529	$864
Accrued property, franchise, motor fuel and other taxes	1,978	1,428
Other	348	335
Total	$3,855	$2,627

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of June 30, 2017.

There were no borrowings under this credit agreement at June 30, 2017 or December 31, 2016.

7 )	PROVISION/(BENEFIT) FOR INCOME TAXES

The following table summarizes the provision/(benefit) for income taxes.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Provision/(benefit) for income taxes	$48	$(6,917)	$1,645	$(8,789)
Effective tax rate	5.4%	(94.7%)	28.0%	(54.9%)

The effective tax rate for the three months and six months ended June 30, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three and six months ended June 30, 2017, reflects the elimination of certain tax credits and incentives which expired December 31, 2016 and were not in effect for 2017.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three and six months ended June 30, 2016, reflects our expected tax rate on reported operating earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2016, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016.  In 2016, these tax credits and incentives formed a large proportion of FutureFuel’s net income. This increase in proportion combined with the income tax treatment of the credits and incentives reduced FutureFuel’s effective income tax rate in 2016. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

Unrecognized tax benefits totaled $2,056 and $2,056 at June 30, 2017 and December 31, 2016, respectively.

FutureFuel records interest and penalties, net, as a component of income tax expense. At June 30, 2017 and December 31, 2016, FutureFuel recorded $230 and $193, respectively, in accruals for interest or tax penalties.

8 )	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at June 30, 2017 or 2016.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and six month periods ended June 30, 2017 or 2016 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$834	$14,224	$4,230	$24,793
Less: distributed earnings allocated to non-vested stock	-	(10)	-	(24)
Less: undistributed earnings allocated to non-vested restricted stock	(1)	(42)	(10)	(96)
Numerator for basic earnings per share	$833	$14,172	$4,220	$24,673
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	1	42	10	96
Less: undistributed earnings reallocated to non-vested restricted stock	(1)	(42)	(10)	(96)
Numerator for diluted earnings per share	$833	$14,172	$4,220	$24,673
Denominator:
Weighted average shares outstanding – basic	43,665,171	43,527,857	43,641,038	43,501,599
Effect of dilutive securities:
Stock options and other awards	10,517	902	8,362	5,910
Weighted average shares outstanding – diluted	43,675,688	43,528,759	43,649,400	43,507,509

Basic earnings per share	$0.02	$0.33	$0.10	$0.57
Diluted earnings per share	$0.02	$0.33	$0.10	$0.57

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2017 and 2016 because they were anti-dilutive in the periods. The weighted average number of options excluded on this basis was 0 and 15,000 for the three and six-months ended June 30, 2017, respectively.  The weighted average number of options excluded on this basis was 110,000 and 100,000 for the three-months and six-months ended June 30, 2016, respectively.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, internally generated, separated RINs, biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RIN sale has been completed, which may lead to variability in reported operating results.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
United States	$66,918	$67,209	$120,333	$113,215
All Foreign Countries	1,130	670	1,826	1,299
Total	$68,048	$67,879	$122,159	$114,514

Revenues from a single foreign country during the three and six-months ended June 30, 2017 and 2016 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue
Custom chemicals	$19,644	$19,401	$41,596	$39,693
Performance chemicals	3,707	5,162	8,112	9,938
Chemicals revenue	23,351	24,563	49,708	49,631
Biofuels revenue	44,697	43,316	72,451	64,883
Total Revenue	$68,048	$67,879	$122,159	$114,514

Segment gross profit
Chemicals	$5,332	$6,297	$12,341	$14,869
Biofuels	(3,534)	1,675	(4,413)	4,156
Total gross profit	1,798	7,972	7,928	19,025
Corporate expenses	(2,424)	(2,596)	(5,079)	(5,120)
Income/(loss) before interest and taxes	(626)	5,376	2,849	13,905
Interest and other income	1,991	1,464	3,714	2,809
Interest and other expense	(483)	467	(688)	(710)
(Provision)/benefit for income taxes	(48)	6,917	(1,645)	8,789
Net income	$834	$14,224	$4,230	$24,793

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2017 and December 31, 2016.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(578)	$(578)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$120,728	$120,728	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2016	Level 1	Level 2	Level 3
Derivative instruments	$(258)	$(258)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,146	$106,146	$-	$-

11 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and six months ended June 30, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income Unrealized Gains and
Losses on Available-for-Sale Securities
For the three months ended June 30, 2017 and 2016
(net of tax)
	2017	2016
Balance at April 1	$5,415	$2,495
Other comprehensive income before reclassifications	1,799	1,275
Amounts reclassified from accumulated other comprehensive income	285	(398)
Net current-period other comprehensive income	2,084	877
Balance at June 30	$7,499	$3,372

Changes in Accumulated Other Comprehensive Income Unrealized Gains and
Losses on Available-for-Sale Securities
For the six months ended June 30, 2017 and 2016
(net of tax)
	2017	2016
Balance at January 1	$3,540	$2,055
Other comprehensive income before reclassifications	3,589	1,054
Amounts reclassified from accumulated other comprehensive income	370	263
Net current-period other comprehensive income	3,959	1,317
Balance at June 30	$7,499	$3,372

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and six months ended June 30, 2017 and 2016:

Reclassifications from Accumulated Other
Comprehensive Income for the three and six months ended
June 30, 2017 and 2016

	Three months ended June 30,
	2017	2016	Affected Line Item in Statement of Operations
Unrealized (losses)/gains on available-for-sale securities	$(438)	$613	(Losses)/gains on marketable securities
Total before tax	(438)	613
Tax provision/(benefit)	153	(215)
Total reclassifications	$(285)	$398

	Six months ended June 30,
	2017	2016	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(569)	$(405)	Losses on marketable securities
Total before tax	(569)	(405)
Tax provision	199	142
Total reclassifications	$(370)	$(263)

12 )	LEGAL MATTERS

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of June 30, 2017 and December 31, 2016. FutureFuel tests the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended June 30,
			Dollar	%
	2017	2016	Change	Change
Revenues	$68,048	$67,879	$169	0.2%
Income/(loss) from operations	$(626)	$5,376	$(6,002)	(111.6%	)
Net income	$834	$14,224	$(13,390)	(94.1%	)
Earnings per common share:
Basic	$0.02	$0.33	$(0.31)	(93.9%	)
Diluted	$0.02	$0.33	$(0.31)	(93.9%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$715	$1,357	$(642)	(47.3%	)
Adjusted EBITDA	$2,079	$13,581	$(11,502)	(84.7%	)

	Six months ended June 30,
			Dollar	%
	2017	2016	Change	Change
Revenues	$122,159	$114,514	$7,645	6.7%
Income from operations	$2,849	$13,905	$(11,056)	(79.5%	)
Net income	$4,230	$24,793	$(20,563)	(82.9%	)
Earnings per common share:
Basic	$0.10	$0.57	$(0.47)	(82.5%	)
Diluted	$0.10	$0.57	$(0.47)	(82.5%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$1,557	$2,135	$(578)	(27.1%	)
Adjusted EBITDA	$7,648	$26,283	$(18,635)	(70.9%	)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended June 30,		Six months ended June 30,
	2017	2016(1)	2017	2016(1)
Adjusted EBITDA	$2,079	$13,581	$7,648	$26,283
Depreciation	(2,912)	(2,671)	(5,808)	(5,329)
Non-cash stock-based compensation	(273)	(477)	(750)	(954)
Interest and dividend income	1,991	1,464	3,714	2,809
Interest expense	(43)	(42)	(86)	(85)
Losses on disposal of property and equipment	(46)	(22)	(77)	(137)
Gains/(losses) on derivative instruments	524	(5,139)	1,803	(6,178)
Gains/(losses) on marketable securities	(438)	613	(569)	(405)
Income tax (expense)/benefit	(48)	6,917	(1,645)	8,789
Net income	$834	$14,224	$4,230	$24,793

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Six months ended June 30,
	2017	2016(1)
Adjusted EBITDA	$7,648	$26,283
Provision for deferred income taxes	(1,763)	(4,969)
Impairment of fixed assets	9	178
Interest and dividend income	3,714	2,809
Income tax (expense)/benefit	(1,645)	8,789
Gains/(losses) on derivative instruments	1,803	(6,178)
Change in fair value of derivative instruments	318	4,869
Changes in operating assets and liabilities, net	17,876	14,310
Other	(1)	(63)
Net cash provided by operating activities	$27,959	$46,028

(1) Prior year adjusted EBITDA reconciliations have been modified to be consistent with current year presentations.

Results of Operations

Consolidated

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2017	2016	Amount	%	2017	2016	Amount	%

Revenues	$68,048	$67,879	$169	0.2%	$122,159	$114,514	$7,645	6.7%
Volume/product mix effect			$(11,693)	(17.2%)			$(16,510)	(14.4%)
Price effect			$11,862	17.5%			$24,155	21.1%

Gross profit	$1,798	$7,972	$(6,174)	(77.4%)	$7,928	$19,025	$(11,097)	(58.3%)

Consolidated sales revenue in the three and six months ended June 30, 2017 increased $169 and $7,645 compared to the three and six months ended June 30, 2016. This increase primarily resulted from higher prices in the biofuel segment.  However, for the three months ended June 30, 2017, higher prices in the biofuel segment were mostly offset by reduced biofuel sales volumes driven in part by the expiration of the federal blenders’ tax credit (“BTC”).  Also, partially offsetting the increase in the three months ended June 30, 2017, chemical segment revenue declined 5% as compared to the prior year period.

Gross profit in the three and six months ended June 30, 2017 decreased $6,174 and $11,097, compared to the three and six months ended June 30, 2016. In the biofuel segment, this decrease largely resulted from the absence of the BTC which expired on December 31, 2016 and from losses incurred on common carrier pipelines.  We also experienced a reduction in chemical sales volume for the three months ended June 30, 2017 as compared to the prior year period.

Another significant impact to the reduction in gross profit in the three and six months ended June 30, 2017 as compared to the prior year periods was the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment reduced gross profit $3,271 and $5,148 in the three and six months ended June 30, 2017 and decreased gross profit $3,319 in the three months ended June 30, 2016 and increased gross profit $2,257 in the six months ended June 30, 2016.

Partially offsetting these declines was the change in the unrealized and realized activity in derivative instruments.  In the three and six months ended June 30, 2017, the gain was $524 and $1,803, respectively as compared to a loss in the three and six months ended June 30, 2016 of $5,139 and $6,178.  In addition, the change in the lower of cost or market adjustment in the three and six months ended June 30, 2017 was a benefit as compared to the prior year periods.  In the three and six months ended June 30, 2017, the lower of cost or market adjustment was $957 in comparison to $1,895 in the three and six months ended June 30, 2016

Operating Expenses

Operating expenses decreased $172 and $41 in the three and six months ended June 30, 2017, respectively, as compared to the three and six months ended June 30, 2016.  This reduction in both periods was from lower compensation cost partially offset by higher research and development expense.

Provision/(Benefit) for Income Taxes

The effective tax rate for the three and six months ended June 30, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three and six months ended June 30, 2017, reflects the elimination of certain tax credits and incentives for 2017.

The effective tax rate for the three and six months ended June 30, 2016, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and six months ended June 30, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

Unrecognized tax benefits totaled $2,056 at June 30, 2017 and December 31, 2016.

Net Income

Net income for the three and six months ended June 30, 2017 decreased $13,390 and $20,563, respectively, as compared to the same periods in 2016. The decrease resulted from the lack of the benefit of tax credits and incentives in effect in the three and six months ended June 30, 2016 which was not in effect in the three and six months ended June 30, 2017. Additionally, the adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting negatively impacted net income in the three and six months ended June 30, 2017 and in comparison, negatively impacted net income in the three months ended June 30, 2016 and benefited net income in the six months ended June 30, 2016.

Chemicals Segment

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2017	2016	Amount	%	2017	2016	Amount	%

Revenues	$23,351	$24,563	$(1,212)	(4.9%)	$49,708	$49,631	$77	0.2%
Volume/product mix effect			$(1,172)	(4.8%)			$(163)	(0.3%)
Price effect			$(40)	(0.2%)			$240	0.5%

Gross profit	$5,332	$6,297	$(965)	(15.3%)	$12,341	$14,869	$(2,528)	(17.0%)

Sales revenue in the three months ended June 30, 2017 decreased by $1,212 compared to the three months ended June 30, 2016. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended June 30, 2017 totaled $19,644, an increase of $243 from the comparable period in 2016. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets and accelerated amortization of deferred revenue from headwinds of global competition partially offset by the reduced price and volume of the laundry detergent additive. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $3,707 in the three months ended June 30, 2017, a decrease of $1,455 from the three months ended June 30, 2016. This decrease was primarily from a temporary reduction in sales volumes of a monomer product related to equipment modifications at one of our key customer’s facilities.

Sales revenue in the six months ended June 30, 2017 increased $77 compared to the three months ended June 30, 2016.  This increase was primarily attributed to increased sales volume in the agrochemical and energy markets and increased amortization of deferred revenue mostly offset by the reduced price and volume of the laundry detergent additive.  Performance chemical sales revenue were down $1,826 to $8,112.  This decrease was primarily from reduced sales volumes of a polymer modifier product and glycerin products.

Gross profit for the chemicals segment for the three and six months ended June 30, 2017 decreased by $965 and $2,528 when compared to the three and six months ended June 30, 2016. Gross profits were decreased by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $837 and $1,256 in the three and six months ended June 30, 2017, respectively, compared a decrease of $515 and an increase of $1,023 in the three and six months ended June 30, 2016, respectively. Also impacting gross profit in the three and six months ended June 30, 2017, to a lesser extent, was the change in product mix.

Biofuels Segment

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2017	2016	Amount	%	2017	2016	Amount	%

Revenues	$44,697	$43,316	$1,381	3.2%	$72,451	$64,883	$7,568	11.7%
Volume/product mix effect			$(10,521)	(24.3%)			$(16,347)	(25.2%)
Price effect			$11,902	27.5%			$23,915	36.9%

Gross profit	$(3,534)	$1,675	$(5,209)	311.0%	$(4,413)	$4,156	$(8,569)	(206.2%)

Biofuels sales revenue in the three and six months ended June 30, 2017 increased $1,381 and $7,568 when compared to the three and six months ended June 30, 2016. This increase was primarily from a favorable price variance on biodiesel, biodiesel RINS, and biodiesel blends. The sale of separated, internally generated RINs, comprised a larger component of revenue in the current quarter and six-month period as compared to the prior periods.  Partially offsetting this increase was a reduction in pipeline sales which totaled $0 and $0 in the three and six months ended June 30, 2017 and $2,678 and $5,881 in the three and six months ended June 30 2016, respectively.

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions.

A portion of our biodiesel sold in 2017 was to three major refiners/blenders in 2017 and one major refiner in 2016.  No assurances can be given that we will continue to sell to such major companies, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three and six months ended June 30, 2017 decreased $5,209 and $8,569 when compared to the three and six months ended June 30, 2016. Cost of goods sold increased as a result of the absence of the blenders’ tax credit which expired December 31, 2016 and was in effect in the prior year’s period. Gross profits were benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting in the three months ended June 30, 2017 as compared to the same period of 2016. The LIFO adjustment decreased gross profit $2,435 and $2,804, in the three months ended June 30, 2017 and 2016, respectively. The LIFO adjustment decreased gross profit $3,893 in the six months ended June 30, 2017 and increased gross profit in the six months ended June 30, 2016 $1,234.  The LIFO adjustment resulted in a lower of cost or market adjustment of $938 in the three and six months ended June 30, 2016 and $957 in the three and six months ended, June 30, 2017, respectively.

Biofuels gross profit was benefited by the change in the activity in derivative instruments. The unrealized and realized gain from derivative instruments activity was $524 and $1,803 in the three and six months ended June 30, 2017 and an unrealized and realized loss of $5,139 and $6,178 for the three and six months ended June 30, 2016. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	June 30, 2017		December 31, 2016
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets*	75	$(520)	-	$-
Regulated fixed price future commitments, included in other current assets*	35	$(58)	135	$(258)

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

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of the RINs is not reflected in revenue until such time as the RIN sale has been completed.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three and six months ended June 30, 2017 and 2016 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $3,460 and $4,019 for the three months ended June 30, 2017 and 2016, and $7,958 and $10,344 for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the six months ended June 30, 2017 and 2016 are set forth in the following chart.

	Six months ended June 30,
	2017	2016
Net cash provided by operating activities	$27,959	$46,028
Net cash used in investing activities	$(10,774)	$(21,040)
Net cash used in financing activities	$(105,447)	$(5,437)

Operating Activities

Cash from operating activities decreased from $46,028 of cash provided by operating activities in the first six months of 2016 to $27,959 of cash provided by operating activities in the first six months of 2017. This decrease was primarily attributable to the decrease in net income.

Investing Activities

Cash used in investing activities was $10,774 in the first six months of 2017 compared to $21,040 used in the first six months of 2016. This change was primarily the result of net purchases of marketable securities in the first six months of 2017 compared to the first six months of 2016. Such net purchases totaled $9,054 and $15,775, in the first six months of 2017 and 2016, respectively. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Six months ended June 30,
	2017	2016
Cash paid for capital expenditures and intangibles	$1,686	$2,254
Cash received as reimbursement of capital expenditures	$(129)	$(119)
Cash paid, net of reimbursement, for capital expenditures	$1,557	$2,135

Financing Activities

Cash used in financing activities increased to $105,447 in the first six months of 2017 from $5,437 in the first six months of 2016. This change is primarily the result of payments of dividends on our common stock in the first six months of 2017 compared to the first six months of 2016. The payment of dividends totaled $105,438 and $5,246 in the first six months of 2017 and 2016, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150,000 secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended June 30, 2017 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2017, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 per quarter in the first and second quarters of 2017.  In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $105,438 in the first six months of 2017.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2017 and December 31, 2016, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $120,728 and $106,146 at June 30, 2017 and December 31, 2016, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2017 and December 31, 2016. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2017 or December 31, 2016 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of June 30, 2017 and December 31, 2016, the fair values of our derivative instruments were a net liability in the amount of $578 and $258, respectively.

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

(Volume and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel Feedstocks	157,091	LB	10%	$ 4,524	57.1%
Ultra Low Sulfur Diesel	5,937	GAL	10%	$ 940	11.9%
Methanol	51,015	LB	10%	$ 837	10.6%
Electricity	58	MWH	10%	$ 261	3.3%
Natural Gas	672	MCF	10%	$ 230	2.9%
Sodium Methylate	5,233	LB	10%	$ 213	2.7%
Coal	19	Ton	10%	$ 121	1.5%

(a)   Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2017.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2017 or December 31, 2016 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2017 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Retirement Consulting Letter Agreement dated June 13, 2017 between FutureFuel Chemical Company and Samuel W. Dortch
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

Date: August 9, 2017

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2017