Form 10-Q
period 2017-09-30
FutureFuel Corp.
filed 2017-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2017: 43,741,670

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of September 30, 2017, our audited consolidated balance sheet as of December 31, 2016, our unaudited consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and September 30, 2016, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2017 and December 31, 2016

(Dollars in thousands)

	(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$113,245	$199,272
Accounts receivable, inclusive of the blenders' tax credit of $0 and $5,495 and net of allowances for bad debt of $0 and $0, at September 30, 2017 and December 31, 2016, respectively	21,278	24,359
Accounts receivable – related parties	1,566	385
Inventory	43,523	52,093
Income tax receivable	14,962	20,508
Prepaid expenses	542	1,694
Prepaid expenses – related parties	16	12
Marketable securities	123,588	106,146
Deferred financing costs	144	144
Other current assets	1,467	669
Total current assets	320,331	405,282
Property, plant and equipment, net	111,777	118,152
Intangible assets	1,408	1,408
Deferred financing costs	216	325
Other assets	3,839	3,876
Total noncurrent assets	117,240	123,761
Total Assets	$437,571	$529,043
Liabilities and Stockholders’ Equity
Accounts payable	$24,224	$22,799
Accounts payable – related parties	4,034	1,254
Deferred revenue – short-term	6,100	5,530
Contingent liability – short-term	1,151	1,151
Dividends payable	2,625	110,688
Accrued expenses and other current liabilities	4,072	2,485
Accrued expenses and other current liabilities – related parties	-	142
Total current liabilities	42,206	144,049
Deferred revenue – long-term	13,002	16,792
Other noncurrent liabilities	3,396	3,325
Noncurrent deferred income tax liability	33,252	32,064
Total noncurrent liabilities	49,650	52,181
Total liabilities	91,856	196,230
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,741,670 and 43,749,970, issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	4	4
Accumulated other comprehensive income	8,152	3,540
Additional paid in capital	281,813	281,087
Retained earnings	55,746	48,182
Total stockholders’ equity	345,715	332,813
Total Liabilities and Stockholders’ Equity	$437,571	$529,043

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months and Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue	$77,106	$66,893	$198,726	$175,939
Revenues – related parties	500	2,413	1,039	7,881
Cost of goods sold	61,088	54,170	165,469	144,446
Cost of goods sold – related parties	9,880	3,384	17,995	6,819
Distribution	1,072	1,306	2,730	2,871
Distribution – related parties	40	127	117	340
Gross profit	5,526	10,319	13,454	29,344
Selling, general, and administrative expenses
Compensation expense	876	1,228	3,170	3,671
Other expense	477	505	1,562	1,668
Related party expense	38	57	138	146
Research and development expenses	935	688	2,535	2,113
	2,326	2,478	7,405	7,598
Income from operations	3,200	7,841	6,049	21,746
Interest and dividend income	1,965	1,637	5,679	4,446
Interest expense	(43)	(45)	(129)	(130)
Gain/(loss) on marketable securities	26	(322)	(543)	(727)
Other expense	(84)	(111)	(117)	(331)
	1,864	1,159	4,890	3,258
Income before income taxes	5,064	9,000	10,939	25,004
Provision/(benefit) for income taxes	1,730	(3,868)	3,375	(12,657)
Net income	$3,334	$12,868	$7,564	$37,661

Earnings per common share
Basic	$0.08	$0.29	$0.17	$0.86
Diluted	$0.08	$0.29	$0.17	$0.86
Weighted average shares outstanding
Basic	43,705,234	43,570,734	43,662,672	43,524,729
Diluted	43,714,753	43,572,997	43,671,420	43,529,423

Comprehensive Income
Net income	$3,334	$12,868	$7,564	$37,661
Other comprehensive income from unrealized net gain on available-for-sale securities	1,006	1,714	7,102	3,741
Income tax effect	(353)	(832)	(2,490)	(1,542)
Total unrealized gain, net of tax	653	882	4,612	2,199
Comprehensive income	$3,987	$13,750	$12,176	$39,860

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2017	2016
Cash flows provided by operating activities
Net income	$7,564	$37,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,735	7,960
Amortization of deferred financing costs	109	108
Benefit for deferred income taxes	(1,303)	(9,243)
Change in fair value of derivative instruments	(60)	6,686
Other than temporary impairment of marketable securities	177	2,184
Impairment of fixed assets	28	178
Gain/(loss) on the sale of investments	366	(1,457)
Stock based compensation	878	1,431
Losses on disposals of fixed assets	145	147
Noncash interest expense	20	20
Changes in operating assets and liabilities:
Accounts receivable	3,081	16,333
Accounts receivable – related parties	(1,181)	(21)
Inventory	8,570	17,009
Income tax receivable	5,546	(1,185)
Prepaid expenses	1,152	1,104
Prepaid expenses – related parties	(4)	35
Accrued interest on marketable securities	22	(84)
Other assets	37	(413)
Accounts payable	1,425	(9,853)
Accounts payable – related parties	2,780	219
Accrued expenses and other current liabilities	1,587	3,565
Accrued expenses and other current liabilities – related parties	(142)	-
Deferred revenue	(3,220)	2,735
Other noncurrent liabilities	128	1,760
Net cash provided by operating activities	36,440	76,879
Cash flows from investing activities
Collateralization of derivative instruments	(760)	(4,009)
Purchase of marketable securities	(25,795)	(54,096)
Proceeds from the sale of marketable securities	14,913	20,768
Proceeds from the sale of fixed assets	4	-
Capital expenditures	(2,614)	(3,107)
Net cash used in investing activities	(14,252)	(40,444)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(121)	(59)
Excess tax benefits associated with stock options and awards	(31)	(183)
Payment of dividends	(108,063)	(7,869)
Net cash used in financing activities	(108,215)	(8,111)
Net change in cash and cash equivalents	(86,027)	28,324
Cash and cash equivalents at beginning of period	199,272	154,049
Cash and cash equivalents at end of period	$113,245	$182,373

Cash paid for interest	$-	$2
Cash paid for income taxes	$55	$986

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

2 )	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2017	December 31, 2016
At average cost (approximates current cost)
Finished goods	$18,926	$27,971
Work in process	2,046	1,913
Raw materials and supplies	30,797	25,127
	51,769	55,011
LIFO reserve	(8,246)	(2,918)
Total inventory	$43,523	$52,093

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was no LCM adjustment in the three months ended September 30, 2017.  In the nine months ended September 30, 2017, there were LCM adjustments of $1,912 of which all impacted inventory was sold prior to September 30, 2017. For the  three and nine months ended September 30, 2016, the LCM adjustment was $1,877.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a loss of $3,314 and a gain of $803 for the three months ended September 30, 2017 and 2016, respectively, and losses of $1,511 and $5,375 for the nine months ended September 30, 2017 and 2016, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	September 30, 2017		December 31, 2016
	Number of Contracts Short	Fair Value	Number of Contracts Short	Fair Value
Regulated options, included in other current assets	200	$(162)	-	$-
Regulated fixed price future commitments, included in other current assets	182	$(36)	135	$(258)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,518 and $758 at September 30, 2017 and December 31, 2016, respectively, and is classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	MARKETABLE SECURITIES

At September 30, 2017 and December 31, 2016, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$49,815	$9,206	$(916)	$58,105
Preferred stock	53,562	4,263	(5)	57,820
Trust preferred securities	3,147	114	-	3,261
Exchange traded debt instruments	4,154	248	-	4,402
Total	$110,678	$13,831	$(921)	$123,588

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$32,667	$5,549	$(304)	$37,912
Preferred stock	57,105	1,196	(698)	57,603
Trust preferred securities	3,147	-	(9)	3,138
Exchange traded debt instruments	7,420	99	(26)	7,493
Total	$100,339	$6,844	$(1,037)	$106,146

The aggregate fair value of instruments with unrealized losses totaled $16,854 and $31,126 at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, FutureFuel had no investments in marketable securities that were in an unrealized loss position for a greater than 12-month period.

5 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2017	December 31, 2016
Accrued employee liabilities	$2,615	$864
Accrued property, franchise, motor fuel and other taxes	1,078	1,428
Other	379	335
Total	$4,072	$2,627

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of September 30, 2017.

There were no borrowings under this credit agreement at September 30, 2017 or December 31, 2016.

7 )	PROVISION/(BENEFIT) FOR INCOME TAXES

The following table summarizes the provision/(benefit) for income taxes.

	Three months ended September 30,			Nine months ended September 30,
	2017	2016		2017	2016
Provision/(benefit) for income taxes	$1,730	$(3,868)		$3,375	$(12,657)
Effective tax rate	34.2%	(43.0%	)	30.9%	(50.6%	)

The effective tax rate for the three months and nine months ended September 30, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three and nine months ended September 30, 2017, reflects the elimination of certain tax credits and incentives which expired December 31, 2016 and were not in effect for 2017.

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

Unrecognized tax benefits totaled $2,052 and $2,056 at September 30, 2017 and December 31, 2016, respectively.

FutureFuel records interest and penalties, net, as a component of income tax expense. At September 30, 2017 and December 31, 2016, FutureFuel recorded $248 and $193, respectively, in accruals for interest or tax penalties.

8 )	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Our outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. We had no other participating securities at September 30, 2017 or 2016.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and nine-month periods ended September 30, 2017 or 2016 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended September 30,		For the Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,334	$12,868	$7,564	$37,661
Less: distributed earnings allocated to non-vested stock	-	(8)	-	(32)
Less: undistributed earnings allocated to non-vested restricted stock	(3)	(35)	(15)	(131)
Numerator for basic earnings per share	$3,331	$12,825	$7,549	$37,498
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	3	35	15	131
Less: undistributed earnings reallocated to non-vested restricted stock	(3)	(35)	(15)	(131)
Numerator for diluted earnings per share	$3,331	$12,825	$7,549	$37,498
Denominator:
Weighted average shares outstanding – basic	43,705,234	43,570,734	43,662,672	43,524,729
Effect of dilutive securities:
Stock options and other awards	9,519	2,263	8,748	4,694
Weighted average shares outstanding – diluted	43,714,753	43,572,997	43,671,420	43,529,423

Basic earnings per share	$0.08	$0.29	$0.17	$0.86
Diluted earnings per share	$0.08	$0.29	$0.17	$0.86

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 because they were anti-dilutive in the periods. The weighted average number of options excluded on this basis was 0 and 10,000 for the three and nine-months ended September 30, 2017, respectively.  The weighted average number of options excluded on this basis was 30,000 and 76,667 for the three-months and nine-months ended September 30, 2016, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
United States	$76,711	$68,462	$197,044	$181,677
All Foreign Countries	895	844	2,721	2,143
Total	$77,606	$69,306	$199,765	$183,820

Revenues from a single foreign country during the three and nine-months ended September 30, 2017 and 2016 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue
Custom chemicals	$23,593	$20,455	$65,189	$60,148
Performance chemicals	4,574	3,844	12,686	13,782
Chemicals revenue	28,167	24,299	77,875	73,930
Biofuels revenue	49,439	45,007	121,890	109,890
Total Revenue	$77,606	$69,306	$199,765	$183,820

Segment gross profit
Chemicals	$8,060	$7,853	$20,401	$22,722
Biofuels	(2,534)	2,466	(6,947)	6,622
Total gross profit	5,526	10,319	13,454	29,344
Corporate expenses	(2,326)	(2,478)	(7,405)	(7,598)
Income/(loss) before interest and taxes	3,200	7,841	6,049	21,746
Interest and other income	1,965	1,637	5,679	4,446
Interest and other expense	(101)	(478)	(789)	(1,188)
(Provision)/benefit for income taxes	(1,730)	3,868	(3,375)	12,657
Net income	$3,334	$12,868	$7,564	$37,661

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2017 and December 31, 2016.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(198)	$(198)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$123,588	$123,588	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2016	Level 1	Level 2	Level 3
Derivative instruments	$(258)	$(258)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,146	$106,146	$-	$-

11 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and nine months ended September 30, 2017 and 2016.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
For the three months ended September 30, 2017 and 2016
(net of tax)
	2017	2016
Balance at July 1	$7,499	$3,372
Other comprehensive income before reclassifications	670	672
Amounts reclassified from accumulated other comprehensive income	(17)	210
Net current-period other comprehensive income	653	882
Balance at September 30	$8,152	$4,254

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
For the nine months ended September 30, 2017 and 2016
(net of tax)
	2017	2016
Balance at January 1	$3,540	$2,055
Other comprehensive income before reclassifications	4,259	1,727
Amounts reclassified from accumulated other comprehensive income	353	472
Net current-period other comprehensive income	4,612	2,199
Balance at September 30	$8,152	$4,254

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2017 and 2016:

Reclassifications from Accumulated Other
Comprehensive Income for the three and nine months ended
September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Affected Line Item in Statement of Operations
Unrealized gains/(losses) on available-for-sale securities	$26	$(322)	Gain/(loss) on marketable securities
Total before tax	26	(322)
Tax (provision)/benefit	(9)	112
Total reclassifications	$17	$(210)

	Nine months ended September 30,
	2017	2016	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale securities	$(543)	$(727)	Loss on marketable securities
Total before tax	(543)	(727)
Tax benefit	190	255
Total reclassifications	$(353)	$(472)

12 )	LEGAL MATTERS

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of September 30, 2017 and December 31, 2016. FutureFuel tests the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.444

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended September 30,
			Dollar	%
	2017	2016	Change	Change
Revenues	$77,606	$69,306	$8,300	12.0%
Income from operations	$3,200	$7,841	$(4,641)	(59.2%	)
Net income	$3,334	$12,868	$(9,534)	(74.1%	)
Earnings per common share:
Basic	$0.08	$0.29	$(0.21)	(72.4%	)
Diluted	$0.08	$0.29	$(0.21)	(72.4%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$856	$853	$3	0.4%
Adjusted EBITDA	$9,553	$10,117	$(564)	(5.6%	)

	Nine months ended September 30,
			Dollar	%
	2017	2016	Change	Change
Revenues	$199,765	$183,820	$15,945	8.7%
Income from operations	$6,049	$21,746	$(15,697)	(72.2%	)
Net income	$7,564	$37,661	$(30,097)	(79.9%	)
Earnings per common share:
Basic	$0.17	$0.86	$(0.69)	(80.2%	)
Diluted	$0.17	$0.86	$(0.69)	(80.2%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$2,413	$2,988	$(575)	(19.2%	)
Adjusted EBITDA	$17,201	$36,328	$(19,127)	(52.7%	)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	$9,553	$10,117	$17,201	$36,328
Depreciation	(2,927)	(2,739)	(8,735)	(8,068)
Non-cash stock-based compensation	(128)	(477)	(878)	(1,431)
Interest and dividend income	1,965	1,637	5,679	4,446
Interest expense	(43)	(9)	(129)	(22)
Losses on disposal of property and equipment	(68)	(10)	(145)	(147)
Gains/(losses) on derivative instruments	(3,314)	803	(1,511)	(5,375)
Gains/(losses) on marketable securities	26	(322)	(543)	(727)
Income tax (expense)/benefit	(1,730)	3,868	(3,375)	12,657
Net income	$3,334	$12,868	$7,564	$37,661

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Nine months ended September 30,
	2017	2016
Adjusted EBITDA	$17,201	$36,328
Benefit for deferred income taxes	(1,303)	(9,243)
Impairment of fixed assets	28	178
Interest and dividend income	5,679	4,446
Income tax (expense)/benefit	(3,375)	12,657
Losses on derivative instruments	(1,511)	(5,375)
Change in fair value of derivative instruments	(60)	6,686
Changes in operating assets and liabilities, net	19,781	31,204
Other	-	(2)
Net cash provided by operating activities	$36,440	$76,879

Results of Operations

Consolidated

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2017	2016	Amount	%		2017	2016	Amount	%

Revenues	$77,606	$69,306	$8,300	12.0%		$199,765	$183,820	$15,945	8.7%
Volume/product mix effect			$(3,523)	(5.1%	)			$(20,033)	(10.9%	)
Price effect			$11,823	17.1%				$35,978	19.6%

Gross profit	$5,526	$10,319	$(4,793)	(46.4%	)	$13,454	$29,344	$(15,890)	(54.2%	)

Consolidated sales revenue in the three and nine months ended September 30, 2017 increased $8,300 and $15,945, respectively, compared to the three and nine months ended September 30, 2016. This increase primarily resulted from higher prices in the biofuel segment and increased sales volumes in the chemical segment.  In the nine-month comparison period, the increase from higher prices in the biofuel segment was partially offset by lower sales volumes largely from the expiration of the federal blenders’ tax credit (“BTC”).

Gross profit in the three and nine months ended September 30, 2017 decreased $4,793 and $15,890, respectively, compared to the three and nine months ended September 30, 2016. In the biofuel segment, this decrease largely resulted from the absence of the BTC which expired on December 31, 2016.  We also experienced a reduction in pipeline profits for the nine months ended September 30, 2017 as compared to the prior year period.

Another significant impact to the reduction in gross profit in the nine months ended September 30, 2017, as compared to the prior year period, was the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment reduced gross profit $5,329 in the nine months ended September 30, 2017 and increased gross profit $1,845 in the nine months ended September 30, 2016.  This change in LIFO resulted in a lower of cost or market adjustment of $1,877 in the three and nine months ended September 30, 2016 and no such adjustment was necessary in the three and nine months ended September 30, 2017. Please see footnote 2 for additional discussion.

Also contributing to the reduction in gross profit in the three months ended September 30, 2017, was the loss in the unrealized and realized activity in derivative instruments of $3,314, as compared to a gain of $803, in the prior year period. The change in the derivative activity in the nine months ending September 30, 2017 favorably impacted gross profit with a loss of $1,511, as compared to a loss of $5,375 in the prior year period.

Operating Expenses

Operating expenses decreased from $2,478 to $2,326 or $152 in the three months ended September 30, 2017 and from $7,598 to $7,405 or $193 in the nine months ended September 30, 2017, as compared to the three and nine months ended September 30, 2016, respectively.  This reduction in both periods was from lower compensation cost partially offset by higher research and development expense.

Provision/(Benefit) for Income Taxes

The effective tax rate for the three and nine months ended September 30, 2017, reflects our expected tax rate on reported operating income before income tax. Our effective tax rate in the three and nine months ended September 30, 2017, reflects the elimination of certain tax credits and incentives for 2017.

The effective tax rate for the three and nine months ended September 30, 2016, reflects our expected tax rate on reported operating income earnings before income tax. Our effective tax rate in the three and nine months ended September 30, 2016, reflects the positive effect of the reinstatement of the certain tax credits and incentives for 2016. In addition, during the second quarter of 2016, FutureFuel booked a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.

Unrecognized tax benefits totaled $2,052 and $2,056 at September 30, 2017 and December 31, 2016, respectively.

Net Income

Net income for the three and nine months ended September 30, 2017 decreased $9,534 and $30,097, respectively, as compared to the same periods in 2016. The decrease resulted from the lack of the benefit of tax credits and incentives in effect in the three and nine months ended September 30, 2016 which were not in effect in the three and nine months ended September 30, 2017. Additionally, the adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting negatively impacted net income in both the three and nine months ended September 30, 2017. In comparison, net income in the three months ended September 30, 2016 was negatively impacted by this adjustment, but this adjustment benefited net income in the nine months ended September 30, 2016.

Chemicals Segment

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2017	2016	Amount	%	2017	2016	Amount	%

Revenues	$28,167	$24,299	$3,868	15.9%	$77,875	$73,930	$3,945	5.3%
Volume/product mix effect			$2,937	12.1%			$2,774	3.8%
Price effect			$931	3.8%			$1,171	1.6%

Gross profit	$8,060	$7,853	$207	2.6%	$20,401	$22,722	$(2,321)	(10.2%	)

Sales revenue in the three months ended September 30, 2017 increased by $3,868 compared to the three months ended September 30, 2016. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended September 30, 2017 totaled $23,593, an increase of $3,138 from the comparable period in 2016. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $4,574 in the three months ended September 30, 2017, an increase of $730 from the three months ended September 30, 2016. This increase was primarily from increased sales of polymer modifiers and specialty additives.

Sales revenue in the nine months ended September 30, 2017 increased $3,945 compared to the nine months ended September 30, 2016.  This increase was primarily attributed to increased sales volume in the agrochemical and energy markets, new customer product sales and increased amortization of deferred revenue which were mostly offset by the reduced price and volume of the laundry detergent additive.  Performance chemical sales revenue were down $1,096 to $12,686, in the nine month period ended September 30, 2017.  This decrease was primarily from reduced sales volumes of a polymer modifier product.

Gross profit for the chemicals segment for the three months ended September 30, 2017 increased by $207 when compared to the three months ended September 30, 2016. Factors positively impacting the three-month comparison of gross profit were from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting and volume growth in the agrochemical and energy markets. Items negatively impacting gross profit were a decline in the sales volume and price of the laundry detergent additive and a change in product mix.

Gross profit for the chemicals segment for the nine months ended September 30, 2017 decreased by $2,321 when compared to the nine months ended September 30, 2016. Factors negatively impacting the nine-month comparison of gross profit were from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting, a decline in the sales volume and price of the laundry detergent additive, and a decline in the sales volume of the polymer modifier product. Positively impacting the nine-month comparison period was the volume growth in the agrochemical and energy markets.

Biofuels Segment

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2017	2016	Amount	%		2017	2016	Amount	%

Revenues	$49,439	$45,007	$4,432	9.8%		$121,890	$109,890	$12,000	10.9%
Volume/product mix effect			$(6,460)	(14.4%	)			$(22,807)	(20.8%	)
Price effect			$10,892	24.2%				$34,807	31.7%

Gross profit	$(2,534)	$2,466	$(5,000)	(202.8%	)	$(6,947)	$6,622	$(13,569)	(204.9%	)

Biofuels sales revenue in the three and nine months ended September 30, 2017 increased $4,432 and $12,000 when compared to the three and nine months ended September 30, 2016. This increase was primarily from higher prices on biodiesel, biodiesel RINs, and biodiesel blends. The sale of separated, internally generated RINs, comprised a larger component of revenue in the current quarter and nine-month period as compared to the prior year periods.  In addition, pipeline sales increased to $1,852 from $1,509 in the three months ended September 30, 2017 and 2016, respectively. For the nine-month comparison period, pipeline sales decreased to $1,852 from $7,390.

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

A portion of our biodiesel sold in 2017 was to two major refiners/blenders and one major refiner in 2016.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three and nine months ended September 30, 2017 decreased $5,000 and $13,569 when compared to the three and nine months ended September 30, 2016. Cost of goods sold increased as a result of the absence of the blenders’ tax credit which expired December 31, 2016 and was in effect in the prior year’s period. Gross profits were reduced by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $383 and $4,276 in the three and nine months ended September 30, 2017, respectively, compared to a decrease of $336 and an increase of $898 in the three and nine months ended September 30, 2016, respectively. This change in LIFO resulted in a lower of cost or market adjustment of $1,877, in the three and nine months ended September 30, 2016. No such adjustment impacted gross profit in the three and nine months ended September 30, 2017.  Please see footnote 2 for additional discussion.

Biofuels gross profit was further reduced by the change in the activity in derivative instruments in comparison to the prior year quarter with a loss of $3,314 as compared to a gain of $803 in the three months ended September 30, 2017 and 2016, respectively. The change in the derivative activity in the nine months ending September 30, 2017 favorably impacted gross profit with a loss of $1,511, as compared to a loss of $5,375 in the prior year period. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	September 30, 2017		December 31, 2016
	Number of Contracts Short	Fair Value	Number of Contracts Short	Fair Value
Regulated options, included in other current assets	200	$(162)	-	$-
Regulated fixed price future commitments, included in other current assets	182	$(36)	135	$(258)

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and title to the product has transferred. Bill and hold transactions for the three and nine months ended September 30, 2017 and 2016 were related to specialty chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other specialty chemicals customers. Sales revenue under bill and hold arrangements were $4,519 and $6,759 for the three months ended September 30, 2017 and 2016, and $12,477 and $17,103 for the nine months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2017 and 2016 are set forth in the following chart.

	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities	$36,440	$76,879
Net cash used in investing activities	$(14,252)	$(40,444)
Net cash used in financing activities	$(108,215)	$(8,111)

Operating Activities

Cash from operating activities decreased from $76,879 of cash provided by operating activities in the first nine months of 2016 to $36,440 of cash provided by operating activities in the first nine months of 2017. This decrease was primarily attributable to the decrease of $30,097 in net income, the decrease in the change in accounts receivable of $13,252 and inventory of $8,439 offset by the increase in the change in accounts payable of $11,278.

Investing Activities

Cash used in investing activities was $14,252 in the first nine months of 2017 compared to $40,444 used in the first nine months of 2016. This change was primarily the result of net purchases of marketable securities in the first nine months of 2017 compared to the first nine months of 2016. Such net purchases totaled $10,882 and $33,328, in the first nine months of 2017 and 2016, respectively. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Nine months ended September 30,
	2017	2016
Cash paid for capital expenditures and intangibles	$2,614	$3,107
Cash received as reimbursement of capital expenditures	$(201)	$(119)
Cash paid, net of reimbursement, for capital expenditures	$2,413	$2,988

Financing Activities

Cash used in financing activities increased to $108,215 in the first nine months of 2017 from $8,111 in the first nine months of 2016. This change is primarily the result of payments of dividends on our common stock in the first nine months of 2017 compared to the first nine months of 2016. The payment of dividends totaled $108,063 and $7,869 in the first nine months of 2017 and 2016, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150,000 secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 6 – “Borrowings” in our consolidated financial statements ended September 30, 2017 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three quarters of 2017, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 per quarter in the first, second and third quarters of 2017.  In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $108,063 in the first nine months of 2017.

In the first three quarters of 2016, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,623 in the first, second, and third quarters of 2016, for aggregate dividend payments of $7,869 in the first nine months of 2016.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2017 and December 31, 2016, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $123,588 and $106,146 at September 30, 2017 and December 31, 2016, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2017 and December 31, 2016. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2017 or December 31, 2016 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2017 or 2016. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of September 30, 2017 and December 31, 2016, the fair values of our derivative instruments were a net liability in the amount of $198 and $258, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2017. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel Feedstocks	247,487	LB	10%	$ 7,267	54.0%
Ultra Low Sulfur Diesel	12,150	GAL	10%	$ 1,962	14.6%
Methanol	102,450	LB	10%	$ 1,660	12.3%
Electricity	86	MWH	10%	$ 415	3.1%
Natural Gas	1,006	MCF	10%	$ 343	2.6%
Sodium Methylate	8,287	LB	10%	$ 332	2.5%
Coal	28	Ton	10%	$ 177	1.3%

(a)   Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2017.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2017 or December 31, 2016 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 9, 2017

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2017