Form 10-K
period 2017-12-31
FutureFuel Corp.
filed 2018-03-16
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes √ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer √

Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No √

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $374,442,656

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,741,670

PART I

Item 1.   Business

General Development of the Business

The Company

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly owned subsidiaries) is a Delaware corporation. Trading of our common stock on the New York Stock Exchange (“NYSE”) commenced on March 23, 2011 under the symbol “FF”.

We are headquartered in St. Louis, Missouri and our sole manufacturing operations are conducted through our wholly-owned subsidiary, FutureFuel Chemical Company, at our facility in Batesville, Arkansas. Our business is managed in two segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The biofuels segment primarily produces and sells biodiesel to our customers.

During 2017, we distributed normal quarterly cash dividends of $0.06 per share on our common stock in addition to a special cash dividend paid on January 13, 2017 of $2.29 on our common stock. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2018.

FutureFuel Chemical Company

FutureFuel Chemical Company, a wholly-owned subsidiary of FutureFuel Corp., is a Delaware corporation that manufactures diversified chemical products, bio-based products comprised of biofuels, and bio-based specialty chemical products.

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

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 million gallons per year. The plant ran at a slightly reduced rate during 2017 without the reinstatement of the blenders’ tax credit (“BTC”) which weakened market conditions for renewable fuel. In the latter part of the year, market conditions improved with the U.S. Commerce Department's countervailing duties and preliminary antidumping duties levied on biodiesel from Argentina and Indonesia as well as the EPA signaling its commitment to the Renewable Volume Obligations of the Renewable Fuel Standard. The BTC was retroactively reinstated for fiscal year 2017 in February of 2018, however, the BTC has not been extended past 2017. The future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether government mandates with respect to biodiesel usage remain in effect; (iii) whether certain tax credits with respect to biodiesel production remain in effect; and (iv) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 16 below.

Financial Information about Segments

Unless otherwise noted, the financial data presented herein represents our consolidated operations for the twelve-month periods ended December 31, 2017, December 31, 2016, and December 31, 2015. Unless otherwise stated, all dollar amounts are in thousands. The following table sets forth: (i) our consolidated revenues from external customers for the years ended December 31, 2017, 2016, and 2015; (ii) our consolidated net income for the years ended December 31, 2017, 2016, and 2015; and (iii) our total assets at December 31, 2017, 2016, and 2015.

(Dollars in thousands)

	Revenues from
	External
Period	Customers	Net Income	Total Assets
Year ended December 31, 2017	$275,026	$23,511	$425,563
Year ended December 31, 2016	$253,193	$56,341	$529,043
Year ended December 31, 2015	$299,611	$46,421	$489,109

We have two business reporting “segments” as defined by accounting principles generally accepted in the United States (“GAAP”): chemicals and biofuels. We do not allocate net income and total assets between these two business segments, however, revenues from external customers and gross profit are allocated between the two business segments as set forth in the following table.

(Dollars in thousands)

			Total	Gross	Gross
	Revenues	Revenues	Revenues	Margin	Margin
	from	from	from	from	from	Total
	Chemical	Biofuels	External	Chemical	Biofuels	Gross
Period	Segment	Segment	Customers	Segment	Segment	Margin
Year ended December 31, 2017	$105,386	$169,640	$275,026	$28,016	$(7,755)	$20,261
Year ended December 31, 2016	$100,907	$152,286	$253,193	$32,055	$14,803	$46,858
Year ended December 31, 2015	$125,848	$173,763	$299,611	$35,452	$21,594	$57,046

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

Operations

For the year ended December 31, 2017, approximately 62% of our revenue was derived from biofuels, 32% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 6% of revenues from multi-customer specialty chemicals (“performance chemicals”).

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referenced as “B5”) to 20% (commonly referenced as “B20”) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act. In 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy, which allowed federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements by simply buying biodiesel and burning it in new or existing diesel vehicles in a minimum B20 blend. Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See Biodiesel.org - Biodiesel Basics at  http://biodiesel.org/docs/default-source/ffs-basics/doe-clean-cities-facts-sheet.pdf?sfvrsn=10.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve- out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.10 billion gallons per year in 2018. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. The last update to the mandate was issued on November 30, 2017, when the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2018 for cellulosic biofuel, biomass based diesel, advanced biofuel, and total renewable fuel.

The following table shows the finalized volume requirement by the USEPA since 2015 with a modest grow rate in biomass-based diesel.

	Final Renewable Fuel Volumes (1) (2)
	2015	2016	2017	2018	2019
Cellulosic biofuel (million gallons)	123	230	311	288	n/a
Biomass-based diesel (billion gallons)	1.73	1.90	2.00	2.10	2.10
Advanced biofuel (billion gallons)	2.88	3.61	4.28	4.29	n/a
Renewable fuel (billion gallons)	16.93	18.11	19.28	19.29	n/a

(1)     Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.

(2)     See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2018-and-biomass-based-diesel-volume

U.S. biomass-based diesel production, of which biodiesel represents a significant amount, exceeded the federal mandate from 2013 through 2017 as shown in the following chart:

Biomass Production Source : Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at

https://www.epa.gov/fuels-registration-reporting-and-compliance-help/2017-renewable-fuel-standard-data .

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon BTC applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade. In late 2015, the BTC was reinstated retroactively to January 1, 2015 and expired on December 31, 2016. The BTC was not in place during 2017, however, in February of 2018, the BTC was retroactively reinstated for 2017. The BTC has not been extended past 2017.

We also benefit from a “small” agri-biodiesel producers’ tax credit for production in capacity not in excess 60 million gallons per year. This credit of $0.10 per gallon applies to the first 15 million gallons of agri-biodiesel sold. See https://www.irs.gov/pub/irs-pdf/i8864.pdf. Like the BTC, the small agri-biodiesel credit expired on December 31, 2016, but in February 2018, this credit was also retroactively reinstated for 2017. This credit has not been extended past 2017.

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2017. However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. We also are registered with the State of California’s fuel program which incentivizes the use of low carbon fuels specific to biomass-based diesel. Oregon and Washington are in the process of implementing similar programs. As we expand our business, we will evaluate these and other state incentives to determine if we qualify.

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

The USEPA issued a proposed rule on February 21, 2013 to establish a voluntary Quality Assurance Program (“QAP”) to verify the validity of renewable identification numbers under the RFS Program. We voluntarily registered in the program as a QAP B participant in 2013. On July 18, 2014, the USEPA issued the final rule. All of our RINs have historically been verified in accordance with the final rule. See https://www.gpo.gov/fdsys/pkg/FR-2014-07-18/pdf/2014-16487.pdf.

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Increased production of biodiesel in Argentina, Brazil, Indonesia, and Malaysia resulted in excess glycerin being produced by the biodiesel industry in 2016 and first half of 2017. See http://www.icis.com/resources/news/2016/12/30/10061932/outlook-17-us-glycerine-market-could-see-more-balance/.  In the latter part of 2017, the excess supply of glycerin tightened as a result of the U.S. Commerce Department countervailing duties and preliminary antidumping duties levied on biodiesel from Argentina and Indonesia.  Crude glycerin as generated from biodiesel production is commonly sold into energy exploration and water treatment markets for limited value, the price of which is determined by energy prices, product supply, and corn commodity prices.

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

Biodiesel Production Capacity

According to Biodiesel Magazine, as of December 13, 2017, there were 124 biodiesel plants in existence in the United States with a total combined annual capacity of 2,513.61 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/. An additional 10 plants were under construction with a combined nameplate production capacity of 250.50 million gallons, for a total built-out capacity of 2,764.11 million gallons. See http://www.biodieselmagazine.com/plants/listplants/USA/construction/. Available plant capacity declined 232.07 million gallons from 2016, however, both current and anticipated biodiesel production capacities remain in excess of the federal mandate. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

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

For the twelve months ended December 31, 2017, three of our customers represented approximately 44% of our biofuels revenues (27% of total revenues). For the twelve months ended December 31, 2016 and 2015, two of our customers represented approximately 29% and 57% of our biofuels revenues (17% and 33% of total revenues), respectively, with the remaining biofuels spread across multiple other customers. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

From 2014 through the first half of 2017, U.S. imports of biodiesel from Argentina and Indonesia increased significantly as displayed by the following chart:

(Millions of Gallons)

Origin	2014	2015	2016	1H 2017
Argentina	46.7	196.9	440.3	170.7
Indonesia	51.0	70.7	110.4	-
See https://www.usitc.gov/publications/701_731/pub4748.pdf

During 2017, following receipt of a petition by the National Biodiesel Board Fair Trade Coalition, the U.S. Department of Commerce (the “DOC”) and the U.S. International Trade Commission (the “ITC”) conducted investigations on US imports of biodiesel from Argentina and Indonesia in order to determine whether such imports were subsidized and/or dumped and whether the U.S. domestic biodiesel industry suffered injury by reason of such unfairly traded imports. In December 2017, the ITC made a final finding that such imports injure U.S. producers and the DOC issued countervailing duty orders on imports of biodiesel from Argentina and Indonesia. Preliminary anti-dumping duties were also levied on these imports and final resolution of anti-dumping duties is still pending.

Domestic Competition

We compete with other producers of biodiesel locally, regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The nine largest producers in terms of production capacity of biodiesel in the United States in 2017 were Renewable Energy Group, Inc., RBF Port Neches LLC, Louis Dreyfus Agricultural Industries LLC, World Energy Biox Biofuels LLC, Archer Daniels Midland Co. - Velva, World Energy Natchez, Ag Processing Inc, and FutureFuel Chemical Company. See http://www.biodieselmagazine.com/plants/listplants/USA/. These nine producers account for 45% of the total production capacity that was available in 2017. Additionally, we compete with numerous other smaller producers and evolving cellulosic based biodiesel technologies.

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

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base, which includes crude corn oil producers, reclaimed used cooking oil, and pork, chicken, and beef rendering facilities from both national and regional suppliers. Crude corn oil has been sourced from several national and regional producers. All feedstocks are currently supplied by either rail or truck. We believe that an adequate supply of feedstocks can be sourced to support our anticipated production.

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

Outlook for the Biodiesel Industry/Our Future Strategy

The BTC was reinstated on December 18, 2015, and made retroactive to January 1, 2015, and expired on December 31, 2016. The BTC was not in place during 2017, however, in February 2018, the BTC was retroactively reinstated for 2017. Based on analysis from industry analysts, it is anticipated that the U.S. biodiesel market may transition to larger plants, alternative feedstocks and second-generation technologies, resulting in consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. Although it is unclear whether this trend will occur, if it does, we believe that producers who are proactive in responding to these changes can compete with foreign imports and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies. See http://www.emerging-markets.com/biodiesel/index.html.

Our future strategy for our biofuels segment is geared towards these responses. Notwithstanding our future strategy, our continued production of biodiesel may be severely limited or eliminated entirely in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 16 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

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

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. The ability to utilize large- scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities.

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

One of our chemical customers, DowDupont Inc. and its affiliates, represented 10% or more of our 2017 consolidated sales revenues. This customer represented approximately 30% of our chemicals revenue (11% of total revenues). We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. For this reason, we believe the loss of this customer is unlikely, but would have a material impact on our financials temporarily while we sought to source other custom chemical contracts for the equipment. For the twelve months ended December 31, 2016, none of our customers represented 10% or more of total revenues.

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

Research and Development

We devote considerable resources to our research and development programs, which are primarily targeted towards three objectives:

● innovating, developing and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products;

● developing and improving processes for custom manufacturing products; and

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

Research and development expense incurred by us for the years ended December 31, 2017, 2016, and 2015 were $3,659, $2,715, and $2,741, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies. Biofuel and chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

●   require acquisition of permits regarding discharges into the air and discharge of waste waters;

●   place restrictions on the handling and disposal of hazardous and other wastes; and;

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

The federal Comprehensive Environmental Response, Compensation and Liability Act (or “CERCLA”), and analogous state laws, impose joint and several liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a hazardous substance into the environment. These persons include the owner and operator of the site where the release occurred, past owners and operators of the site, and companies that disposed of or arranged for the disposal of hazardous substances found at the site. Responsible parties under CERCLA may be liable for the costs of cleaning up hazardous substances that have been released into the environment and for damages to natural resources. Additionally, it is not uncommon for third parties to assert claims for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants into the environment.

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

Our cash expenditures related to environmental protection and improvement were approximately $11,488, $11,136, and $10,205 for the years ended December 31, 2017, 2016, and 2015, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

We believe that we have obtained in all material respects the necessary environmental permits and licenses to carry on our operations as presently conducted. We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material environmental issues which adversely impact us. In connection with our acquisition of our warehouse in Batesville, the seller agreed to remediate certain environmental conditions existing at the facility on the date that we acquired it and to indemnify us with respect to those environmental conditions. We continue to monitor the seller’s compliance with its remediation obligations.

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

Our Batesville workforce comprises approximately 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 5.8% over the past five years.

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

(Dollars in thousands)

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2017	$271,635	$3,391	$275,026
Year ended December 31, 2016	$250,320	$2,873	$253,193
Year ended December 31, 2015	$297,415	$2,196	$299,611

For the years ended December 31, 2017, 2016, and 2015, no revenues from a single foreign country were greater than 1% of our total revenues.

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

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website ( http://ffu.client.shareholder.com/sec.cfm ), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (http://ffu.client.shareholder.com/corporate-governance.cfm ), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Associated With Our Business Activities

The BTC for biodiesel expired on December 31, 2016 and it was not in place during 2017. However, in February 2018, the BTC was retroactively reinstated for 2017. The BTC has not been extended past December 31, 2017. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position.

In October 2004, Congress passed a biodiesel tax incentive, structured as a federal excise tax credit, as part of the American Jobs Creation Act of 2004. The credit amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel (and one-half cent for each percentage point of recycled oils and other non-agricultural biodiesel, subsequently amended and increased to one cent). For example, blenders that blended B20 made from soy, canola, and other vegetable oils and animal fats received a $0.20 per gallon excise tax credit. The tax incentive generally was taken by petroleum distributors and was passed on to the consumer. It was designed to lower the cost of biodiesel to consumers in both taxable and tax-exempt markets. The tax credit was scheduled to expire at the end of 2006, but was extended in the Energy Policy Act of 2005 to December 31, 2008. The Emergency Economic Stabilization Act of 2008 extended the biodiesel tax credit through December 31, 2009 and qualified all biodiesel for a BTC, including biodiesel made from non-virgin feedstocks such as yellow grease. On December 18, 2015, the BTC was reinstated retroactively to January 1, 2015 and expired on December 31, 2016. The BTC was not in place during 2017, however, in February 2018, the BTC was retroactively reinstated for 2017. The BTC has not been extended past December 31, 2017. There is no guarantee that the BTC will be reinstated, which could have a material adverse effect on us and the biodiesel industry in general.

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

The total production capacity is well in excess of the current 2.1 billion gallons per year RFS2 mandate for 2018 and 2019. The excess of production capacity over the 2018 and 2019 mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

We are reliant upon a relatively small number of customers.

Our business is concentrated with five large strategic customers covering multiple products representing greater than 84% of our chemicals segment product sales, or 32% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has one large customer. Sales to this biodiesel customer totaled approximately 14% of total revenues in 2017 (or $38,917), compared to 14% in 2016 (or $35,568), and 11% in 2015 (or $33,255). For the period ended December 31, 2017 and 2016, sales to a related party were not greater than 10%. Sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled 22% of total revenues in 2015 (or $64,981). We do not have a contract with these customers, but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes;
●	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions; and
●	the overall economic environment.

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

These changes may render obsolete certain existing products, energy sources, services, and technologies currently used by us. We cannot provide assurances that the technologies used by or relied upon by us will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by us to newer technologies, we cannot provide assurances that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

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

We have entered into a $165 million revolving credit facility with a commercial bank. Although as of the date of this report we have no outstanding borrowings under this facility, if and when we do borrow the restrictions governing this indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Failure to successfully integrate future acquisitions, if any, in a timely manner may have a material adverse effect on our business, financial condition, results of operations, and cash flows. The difficulties of combining acquired operations include, among other things:

●   operating a significantly larger combined organization;

●   consolidating corporate technological and administrative functions;

●   integrating internal controls and other corporate governance matters; and

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

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2017, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 31, 2017, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. A draft of the first such triennial report was released in January 2011 and a final report was submitted to Congress on January 31, 2012. See http://www.epa.gov/ncea/biofuels/. The report concluded the following: (i) the extent of negative impacts to date due to the biofuels industry is limited in magnitude and primarily associated with intensification of corn production; (ii) future negative or positive impacts will be determined by the choice of feedstock, land use change, cultivation and conservation practices; and (iii) potential benefits will likely require implementation of conservation measures and innovative technologies, best management practices, and improvements in production efficiency. These factors, along with any negative findings or interpretations of this report or subsequent reports, may negatively impact public perception of biodiesel, its acceptance and development as an alternative fuel, and its political support. No subsequent report has been issued.

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

Disruptions could also occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. We have in the past experienced cyber-attacks and breaches of our computer information systems, and although none of these have had a material adverse effect on our operations, no assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on our results of operations.

Risks Associated With Owning Our Shares

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,741,670 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) the loss of or changes to the BTC or RFS2 mandate; or (vi) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

The market price for our common stock may also be affected by various factors not directly related to our business or future prospects, including the following:

●	a reaction by investors to trends in our stock rather than the fundamentals of our business;
●	a single acquisition or disposition, or several related acquisitions or dispositions, of a large number of our shares, including by short sellers covering their position;
●	the interest of the market in our business sector, without regard to our financial condition, results of operations, or business prospects;
●	positive or negative statements or projections about us or our industry by analysts and other persons;
●

the adoption of governmental regulations or government grant programs and similar developments in the United States or abroad that may enhance or detract from our ability to offer our products and services or affect our cost structure; and

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

Those shareholders holding shares of our common stock prior to our July 2006 offering (our founding shareholders; see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Founding Shares Owned by the Founding Shareholders” below) and Mr. Paul A. Novelly, our executive chairman of the board, or his designees, are entitled to demand that we register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of their shares of our common stock issued prior to our July 2006 offering (the founding shares) and their shares included in the units purchased in our initial public offering. The demand may be made at any time after the date on which we became a reporting company under the Exchange Act, and their founding shares have been released from escrow. This occurred on July 12, 2009. If our founding shareholders exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 17,725,100 shares (which includes the 5,000,000 shares issued on exercise of their warrants) eligible for trading in the public market. The presence of this additional number of shares eligible for trading in the public market may have an adverse effect on the market price of our shares.

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The high and low sales price on the NYSE for our shares of common stock for the period January 1, 2016 through December 31, 2017 are set forth in the following table.

	Shares
Period	High	Low
January 1, 2016 - March 31, 2016	$14.80	$11.01
April 1, 2016 - June 30, 2016	$12.81	$9.77
July 1, 2016 - September 30, 2016	$12.12	$10.30
October 1, 2016 - December 31, 2016	$16.58	$10.24
January 1, 2017 - March 31, 2017	$14.67	$12.68
April 1, 2017 - June 30, 2017	$16.39	$13.36
July 1, 2017 - September 30, 2017	$15.98	$12.90
October 1, 2017 - December 31, 2017	$16.22	$14.06

As of March 16, 2018, there are 43,741,670 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 276 holders of record on March 16, 2018 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2016 and 2017 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 1, 2016	March 15, 2016	January 6, 2016
$0.06	June 1, 2016	June 15, 2016	January 6, 2016
$0.06	September 1, 2016	September 15, 2016	January 6, 2016
$0.06	December 1, 2016	December 15, 2016	January 6, 2016
$2.29	December 16, 2016	January 13, 2017	November 30, 2016
$0.06	March 1, 2017	March 15, 2017	November 30, 2016
$0.06	June 1, 2017	June 15, 2017	November 30, 2016
$0.06	September 1, 2017	September 15, 2017	November 30, 2016
$0.06	December 1, 2017	December 15, 2017	November 30, 2016

We have also declared dividends for 2018 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 1, 2018	March 15, 2018	December 6, 2017
$0.06	June 1, 2018	June 15, 2018	December 6, 2017
$0.06	September 4, 2018	September 18, 2018	December 6, 2017
$0.06	December 3, 2018	December 17, 2018	December 6, 2017

No assurances can be given that we will declare or pay dividends for years after 2018.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2017, we issued no options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

The following additional information regarding the incentive plans is as of December 31, 2017.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
Plan Category	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	70,000 (*)	$12.48 (*)	4,374,167

(*) Granted pursuant to a prior separate omnibus incentive plan (the “Prior Plan”), which was adopted by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  The Prior Plan expired on June 26, 2017.  Under the Prior Plan, we were authorized to issue 2,670,000 shares of our common stock. Through the expiration of the Prior Plan, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of FutureFuel Corp's common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of twenty-seven companies that includes: Aemetis Inc., Bioamber Inc., Bluefire Renewables Inc., Celanese Corp., Clean Tech Biofuels Inc., Codexis Inc., ESP Resources Inc., Green Plains Inc., Green Plains Partners, Greenbelt Resources Corp., Greenshift Corp., Immage Biotherapeutics Corp., Innophos Holdings Inc., International Flavors & Fragrances Inc., KMG Chemicals Inc., Koppers Holdings Inc., Methes Energies International Limited, New America Energy Corp., Newmarket Corp., OCI Partners Limited Partnership, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp., Tantech Holdings Limited, Tapinator Inc. and Westlake Chemical Partners Limited. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FutureFuel Corp, the Russell 2000 Index, and SIC Code 2860

$250
$200
$150
$100
$50
$0
12/12
3/13
6/13
9/13
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
FutureFuel Corp
Russell 2000
SIC Code 2860

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2017 Russell Investment Group. All rights reserved.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2017 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2017, neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.      Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2013, 2014, 2015, 2016, and 2017. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto.

(Dollars in thousands, except per share amounts)

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months	Months	Months	Months	Months
Item	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
Operating Revenues	$275,026	$253,193	$299,611	$341,838	$444,919
Net income	$23,511	$56,341	$46,421	$53,200	$74,034
Earnings per common share:
Basic	$0.54	$1.29	$1.06	$1.22	$1.71
Diluted	$0.54	$1.29	$1.06	$1.22	$1.71
Total Assets	$425,563	$529,043	$489,109	$461,488	$414,447
Long-term obligations	$38,686	$52,181	$46,244	$50,392	$45,461
Cash dividends declared per common share	$0.24	$2.77	$0.24	$0.48	$0.69
Net cash provided by operating activities	$39,347	$90,975	$39,623	$51,952	$62,454
Net cash provided by (used in) investing activities	$(13,183)	$(35,207)	$2,025	$6,708	$(24,111)
Net cash provided by (used in) financing activities	$(110,809)	$(10,545)	$(11,678)	$(21,044)	$(10,617)

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

Major products in the custom chemicals group include: (i) a laundry detergent additive manufactured exclusively for a customer for use in a household detergent; (ii) proprietary herbicide intermediates manufactured for select strategic customers; (iii) chlorinated polyolefin adhesion promoters (or CPOs) and antioxidant precursors (or DIPB) for a customer; and (iv) a biocide intermediate for another customer. The custom chemicals group also includes consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry).

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon fiber manufacturers and other customers that produce condensation polymers. Contract sales are, in certain instances, indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

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

The majority of our expenses are cost of goods sold. Cost of goods sold includes raw material costs as well as both fixed and variable conversion costs, such conversion costs being those expenses that are directly or indirectly related to the operation of our plant. Significant conversion costs include labor, benefits, energy, supplies, depreciation, and maintenance and repair. In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity. Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment. Cost of goods sold is allocated to the chemicals and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenues for most other costs.

Operating costs include selling, general and administrative, and research and development expenses.

The discussion of results of operations that follows is based on revenues and expenses in total and for individual product lines and does not differentiate related party transactions.

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31,	December 31,	Dollar	%
	2017	2016	Change	Change
Revenues	$275,026	$253,193	$21,833	8.6%
Income from operations	$9,887	$36,523	$(26,636)	(72.9%)
Net income	$23,511	$56,341	$(32,830)	(58.3%)
Earnings per common share:
Basic	$0.54	$1.29	$(0.75)	(58.1%)
Diluted	$0.54	$1.29	$(0.75)	(58.1%)
Capital expenditures (net of customer reimbursements and regulatory grants)	$3,406	$4,223	$(817)	(19.3%)
Adjusted EBITDA	$26,353	$55,261	$(28,908)	(52.3%)

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2017	2016
Adjusted EBITDA	$26,353	$55,261
Depreciation and amortization	(11,762)	(10,963)
Non-cash stock-based compensation	(998)	(1,908)
Interest and dividend income	7,809	6,152
Interest expense	(27)	(27)
Losses on disposal of property and equipment	(195)	(147)
Losses on derivative instruments	(3,844)	(6,220)
Losses on marketable securities	(687)	(1,340)
Income tax benefit	6,862	15,535
Other	-	(2)
Net income	$23,511	$56,341

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2017	2016
Adjusted EBITDA	$26,353	$55,261
Benefit for deferred income taxes	(13,657)	(5,271)
Impairment of fixed assets	28	178
Interest and dividend income	7,809	6,152
Income tax benefit	6,862	15,535
Losses on derivative instruments	(3,844)	(6,220)
Change in fair value of derivative instruments	2,170	3,621
Changes in operating assets and liabilities, net	13,626	21,720
Other	-	(1)
Net cash provided by operating activities	$39,347	$90,975

Results of Operations

Consolidated

	2017 Compared to 2016:				2016 Compared to 2015:
			Change				Change
(Dollars in thousands)	2017	2016	$	%	2016	2015	$	%
Sales	$275,026	$253,193	$21,833	8.6%	$253,193	$299,611	$(46,418)	(15.5%)
Volume/product mix effect			$(23,743)	(9.4%)			$(47,252)	(15.8%)
Price effect			$45,576	18.0%			$834	0.3%
Gross profit	$20,261	$46,858	$(26,597)	(56.8%)	$46,858	$57,046	$(10,188)	(17.9%)
Operating expense	$10,374	$10,335	$39	(0.4%)	$10,335	$10,075	$260	2.6%

2017 Compared to 2016

Consolidated sales revenue increased 8.6% or $21,833 in 2017 compared to 2016. This increase primarily resulted from higher selling prices in the biofuel and chemical segments and increased chemical sales volumes primarily from the improved conditions in the agrochemical and energy markets. The biofuels segment suffered from lower sales volumes largely from the expiration of the BTC.

Gross profit decreased by 56.8% or $26,597 in 2017 compared to 2016. This decrease was primarily attributable to: i) the absence of the biodiesel BTC, ii) reduced profitability from product mix in the chemical segment and iii) the impact of adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The LIFO adjustment reduced gross profit $5,204 in 2017 and increased gross profit $584 in 2016. The change in LIFO resulted in a lower of cost or market adjustment of $276 in 2017 as compared to $1,435 in 2016. Partially offsetting this decrease was higher profits from increased chemical sales volumes from the agrochemical and energy markets and reduced losses in the unrealized and realized activity in derivative instruments. The change in the derivative activity reduced gross profit $3,844 in 2017 as compared to $6,220 in 2016.

Operating expenses increased $39 in 2017 compared to 2016. This increase was primarily the result of higher research and development expenditures on custom chemicals, partially offset by decreased compensation expense.

Provision for Taxes

The benefit from income taxes decreased 55.8% to $6,862 in 2017 from $15,535 in 2016.

FutureFuel’s effective tax rate for the year December 31, 2016 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  The BTC and Small Agri-biodiesel Producer Tax Credit present in 2016 were not extended during 2017. However, these credits and incentives were retroactively extended for 2017 (but, not beyond 2017) on February 9, 2018. The tax benefit of this retroactive extension for 2017 will be recorded in FutureFuel’s first quarter 2018 results.

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (“The Act”) was enacted. The Act provides for a decrease in the overall federal tax rate from 35% to 21% effective January 1, 2018. As a result of the Act, FutureFuel has recognized a one-time $12,066 income tax benefit due to an anticipated lower tax rate for future reversals of deferred tax liabilities.

Prior to 2013, FutureFuel had historically included the BTC in taxable income as a reduction in cost of goods sold on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. Please see Note 3 of our consolidated financial statements for a discussion of the impact of the BTC for the years ended December 31, 2015, 2016 and 2017.

FutureFuel’s unrecognized tax benefits totaled $0 and $2,056 at December 31, 2017 and 2016, respectively.

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

Provision for Taxes

The provision for income taxes decreased from an expense of $5,448 in 2015 to a benefit of $15,535 in 2016.

The effective tax rates for the years December 31, 2016 and 2015, reflect FutureFuel’s expected tax rate on reported operating earnings before income tax. Our effective tax rate for the years December 31, 2016 and 2015, reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016 and 2015.  In 2016 and 2015, these tax credits and incentives formed a larger proportion of FutureFuel’s net income than in prior years. The increase in these tax credits and incentives relative to net income, combined with the income tax treatment of the credits and incentives reduced FutureFuel's effective income tax rate in 2016 and 2015 relative to prior years. In addition, during the second quarter of 2016, FutureFuel recognized a tax benefit related to the reversal of a state’s treatment of the taxability of the tax credits and incentives.  The tax credits and incentives and the impact seen from the income tax treatment of these credits and incentives were not anticipated to continue after December 31, 2016. As a result, our effective tax rate in 2017 and beyond was expected to be significantly higher than the effective tax rates of 2016 and 2015.  See Note 14 to our consolidated financial statements included herein.

Prior to 2013, FutureFuel had historically included proceeds from the biodiesel BTC in taxable income on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. The biodiesel BTC expired effective December 31, 2016.

FutureFuel ’s unrecognized tax benefits totaled $2,056 and $4,588 at December 31, 2016 and 2015, respectively.

Chemicals Segment

	2017 Compared to 2016:				2016 Compared to 2015:
			Change				Change
(Dollars in thousands)	2017	2016	$	%	2016	2015	$	%
Sales	$105,386	$100,907	$4,479	4.4%	$100,907	$125,848	$(24,941)	(19.8%)
Volume/product mix effect			2,609	2.6%			(17,608)	(14.0%)
Price effect			1,870	1.8%			(7,333)	(5.8%)

Gross profit	$28,016	$32,055	$(4,039)	(12.6%)	$32,055	$35,452	$(3,397)	(9.6%)

2017 Compared to 2016

Chemical sales revenue increased 4.4% or $4,479 in 2017 compared with 2016. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $87,905, an increase of $5,238 from 2016. This increase was primarily attributed to increased sales prices and volumes in the agrochemical and energy markets, new customer product sales, and increased amortization of deferred revenue which were partially offset by reduced sales volumes and price of our laundry detergent additive. Our contract for sales of the laundry detergent additive expires December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended). We continue to pursue other customers for this product. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $17,481 in 2017, a decrease of $759 from 2016. This decrease was primarily from reduced sales volumes of our polymer modifier products and specialty additives.

Gross profit for the chemicals segment decreased 12.6% or $4,039 in 2017 compared with 2016. This decrease resulted from the impact of reduced sales volumes of the laundry detergent additive, and the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. Partially offsetting these declines were improved profits from higher volumes in the Agro chemical and energy markets.

2016 Compared to 2015

Chemical sales revenue decreased 19.8% or $24,941 in 2016 compared with 2015. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $82,667, a decline of $25,493 from 2015. The decline in the laundry detergent additive with the decline in custom manufacturing products from contraction in the Agro chemical and energy markets were the most significant reductions in the custom chemical product line. Our contract for sales of the laundry detergent additive was extended in 2015 on lower sales volumes and prices. The amendment (i) supersedes such customer’s notice of termination of the supply arrangement effective December 31, 2015; (ii) extends the term of the supply arrangement to December 31, 2018 (unless terminated earlier in accordance with the provisions of the purchase agreement, as amended); and (iii) provides for sales of the laundry detergent additive to this customer in reduced volumes with adjusted pricing during 2015-2018 to account for revised market conditions. As part of the contract extension, we acquired additional intellectual property rights related to the laundry detergent additive product, which we continue to pursue with new customers. Additionally, sales of custom chemicals declined as result of customers insourcing some external production during contraction in the Agro chemical and energy markets. Performance chemicals (comprised of multi-customer products which are sold based on specification) revenue was $18,240 in 2016, an increase of $552 from 2015. This increase was from sales of polymer modifier products and glycerin.

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

Biofuel Segment

	2017 Compared to 2016:				2016 Compared to 2015:
			Change				Change
(Dollars in thousands)	2017	2016	$	%	2016	2015	$	%
Sales	$169,640	$152,286	$17,354	11.4%	$152,286	$173,763	$(21,477)	(12.4%)
Volume/product mix effect			(26,352)	(17.3%)			(29,644)	(17.1%)
Price effect			43,706	28.7%			8,167	4.7%

Gross profit	$(7,755)	$14,803	$(22,558)	(152.4%)	$14,803	$21,594	$(6,791)	(31.4%)

2017 Compared to 2016

Biofuels sales revenue increased 11.4% or $17,354 in 2017 compared to 2016 primarily from increased sales prices of biodiesel, biodiesel blends, and RINs. The sale of separated, internally generated RINs, comprised a larger component of revenue in 2017 as compared to 2016. Partially offsetting this increase was reduced sales volumes of biodiesel and biodiesel blends and less common carrier pipeline sales. Pipeline sales totaled $2,175 compared to $9,018 in 2016. Sales volumes of biodiesel, biodiesel blends, and diesel were down given the unfavorable market (without the BTC as compared to 2016 which had the BTC in effect all year).

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

Additionally, a portion of our biodiesel sold in 2017 and 2016 was to a major refiner in the United States and no assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit decreased $22,558 in 2017 compared to 2016. Cost of goods sold increased as a result of the absence of the BTC which expired on December 31, 2016. The BTC for 2017 was retroactively reinstated on February 9, 2018. Please see Note 3 for additional discussion. Gross profit was also reduced by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting, a lower of cost or market adjustment on pipeline products, and to a lesser extent, reduced margins in common carrier pipelines. Partially offsetting these declines was the change in the activity of derivative instruments in comparison to the prior year with a loss of $3,844 in 2017 as compared to a loss of $6,220 in 2016.

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

Revenues from common carrier pipelines varies as applicable revenue recognition methodology depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Revenue from common carrier pipelines fluctuates with market conditions. In 2016, a portion of our revenue was generated by pipeline sales of petroleum products to a petroleum wholesale, storage, and transportation company. No assurances can be given that we will continue to sell to such customer, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on this segment or on us as a whole in that: (i) these are commodity transactions with a very large potential customer base; (ii) we believe that we could readily transact with other customers as there is significant market demand for these products; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by individual orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with these types of transactions with other customers.

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

Critical Accounting Policies and Practices

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2017 and 2016, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as incinerators, landfills, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2017 and December 31, 2016, we recorded a reserve for closure/post-closure liabilities of $876 and $849, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Bill and hold transactions related to specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenues under bill and hold arrangements totaled $17,517, $23,725, and $28,740 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Income Taxes

We account for income taxes using the asset and liability method. Under this method, income tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts of assets and liabilities and their respective income tax basis. A future income tax asset or liability is estimated for each temporary difference using enacted and substantively enacted income tax rates and laws expected to be in effect when the asset is realized or the liability settled. Changes in the expected tax rates and laws to be in effect when the asset is realized or the liability settled could significantly affect the income tax assets and liabilities recognized by us. We monitor changes in applicable tax laws and adjust our income tax assets and liabilities as necessary.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2017, 2016, and 2015 are set forth in the following table.

(Dollars in thousands)

	2017	2016	2015
Net cash provided by operating activities	$39,347	$90,975	$39,623
Net cash provided by (used in) investing activities	$(13,183)	$(35,207)	$2,025
Net cash used in financing activities	$(110,809)	$(10,545)	$(11,678)

Operating Activities

Cash provided by operating activities decreased from $90,975 in 2016 to $39,347 in 2017, a net decrease of $51,628. This decrease in cash from operations was attributed to: (i) the decrease in net income of $32,830, (ii) the decrease in the change in accounts receivable of $18,979 and (iii) the decrease in the change in deferred revenue of $7,949. Offsetting this was the decrease in the change in accounts payable of $6,159 and the decrease in the change in income tax receivable of $19,965.

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

Investing Activities

Cash used in investing activities decreased from $35,207 in 2016 to $13,183 in 2017. This decrease of $22,024 was primarily attributable to a decrease in the net purchases of marketable securities in 2017 compared to 2016. Such purchases totaled a net of $7,705 in 2017, as compared to total net purchases of $30,177 in 2016. Offsetting this cash used was a reduction in the cash used in the collateralization of derivative instruments of $1,366. This decrease in cash used in collateralization of derivative instruments was $1,901 in 2017 as compared to $535 in 2016.

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

Our capital expenditures and customer reimbursements are summarized in the table below.

	2017	2016	2015
Cash paid for capital expenditures and intangibles	$3,581	$4,495	$8,630
Cash received as reimbursement of capital expenditures	$(175)	$(272)	$(1,832)
Cash paid, net of reimbursement, for capital expenditures	$3,406	$4,223	$6,798

Financing Activities

Cash used in financing activities increased from $10,545 in 2016 to $110,809 in 2017. This increase was primarily due to $110,688 of cash dividends paid in 2017 as compared to $10,493 of cash dividends paid in 2016.

Cash used in financing activities decreased from $11,678 in 2015 to $10,545 in 2016. This decrease was primarily due to $721 in deferred financing costs in 2015 which did not reoccur in to 2016.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2017.

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

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Facility as of December 31, 2017 and 2016.

The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, indebtedness, liens and encumbrances, dividends, burdensome agreements, mergers and fundamental changes, assets sales, investments, transactions with affiliates, changes in fiscal years and other matters customarily restricted in such agreements.

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time. The material financial covenants, ratios or tests contained in the Credit Facility are i) a consolidated leverage ratio as of the end of any fiscal quarter less than or equal to 3.00 to 1.0; ii) a consolidated fixed charge coverage ratio as of the end of any fiscal quarter of greater than or equal to 1.25 to 1.0; and iii) a minimum liquidity at any time greater than or equal to $50,000.

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

Dividends

In 2017, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,500. In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $110,688. On December 6, 2017, we declared normal quarterly dividends of $0.06 per share on our common stock with record dates and payment dates as previously discussed. Dividends declared, but not paid, were accrued at December 31, 2017.

In 2016, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493. Dividends declared, but not paid, were accrued at December 31, 2016.

In 2015, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493.

Capital Management

As a result of positive operating results, we accumulated excess working capital. Some of this working capital has been paid out in dividends in January 2017, as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2017 and 2016, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $120,699 and $106,146 at December 31, 2017 and 2016, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2017 and 2016. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2017 or 2016, as they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2017, the payments due by period for the following contractual obligations.

(Dollars in thousands)

		Less than 1	1-3	4-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations (a)	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	$1,154	$605	$335	$190	$24
Purchase obligations (b)	$25,595	$25,595	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP (c)	-	-	-	-	-
Total	$26,749	$26,200	$335	$190	$24

(a)	As of December 31, 2017, we had no borrowings under the $165 million credit agreement described above.

(b)	Purchase obligations within less than one year include (i) the purchase of biodiesel feedstock to be taken during 2018 and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $876 at December 31, 2017. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2017 or 2016. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2017 and 2016, the fair values of our derivative instruments were in a liability position in the amount of $2,428 and $258, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2017. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	354,186	LB	10%	$10,475	51.7%
Ultra Low Sulfur Diesel	17,656	GAL	10%	$3,007	14.8%
Methanol	145,157	LB	10%	$2,352	11.6%
Electricity	121	MWH	10%	$578	2.9%
Natural Gas	1,295	MCF	10%	$440	2.2%
Sodium Methylate	9,959	LB	10%	$397	2.0%
Coal	36	TON	10%	$226	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2017.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2017 or 2016 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.      Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2017 and 2016 and our consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2017, together with RubinBrown LLP’s report thereon.

Report Of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RubinBrown LLP

We have served as the Company’s auditor since 2007.

St. Louis, Missouri

March 16, 2018

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
Assets
Cash and cash equivalents	$114,627	$199,272
Accounts receivable, inclusive of the blenders' tax credit of $0 and $5,495 and net of allowances for bad debt of $0 and $0, at December 31, 2017 and December 31, 2016, respectively	21,973	24,359
Accounts receivable – related parties	165	385
Inventory	43,754	52,093
Income tax receivable	6,937	20,508
Prepaid expenses	1,660	1,694
Prepaid expenses – related parties	12	12
Marketable securities	120,699	106,146
Deferred financing costs	144	144
Other current assets	387	669
Total current assets	310,358	405,282
Property, plant and equipment, net	109,735	118,152
Intangible assets	1,408	1,408
Deferred financing costs	180	325
Other assets	3,882	3,876
Total noncurrent assets	115,205	123,761
Total Assets	$425,563	$529,043
Liabilities and Stockholders’ Equity
Accounts payable	$18,396	$22,799
Accounts payable – related parties	1,183	1,254
Deferred revenue – short-term	2,736	5,530
Contingent liability – short-term	-	1,151
Dividends payable	10,498	110,688
Accrued expenses and other current liabilities	2,468	2,485
Accrued expenses and other current liabilities – related parties	-	142
Total current liabilities	35,281	144,049
Deferred revenue – long-term	16,522	16,792
Other noncurrent liabilities	1,115	3,325
Noncurrent deferred income tax liability	21,049	32,064
Total noncurrent liabilities	38,686	52,181
Total liabilities	73,967	196,230
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,741,670 and 43,749,970, issued and outstanding as of December 31, 2017 and 2016, respectively	4	4
Accumulated other comprehensive income	8,433	3,540
Additional paid in capital	281,964	281,087
Retained earnings	61,195	48,182
Total stockholders’ equity	351,596	332,813
Total Liabilities and Stockholders’ Equity	$425,563	$529,043

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands, except per share amounts)

	2017	2016	2015
Revenue	$273,144	$244,822	$234,630
Revenues – related parties	1,882	8,371	64,981
Cost of goods sold	224,249	191,662	233,063
Cost of goods sold – related parties	26,606	10,319	6,662
Distribution	3,750	3,976	2,435
Distribution – related parties	160	378	405
Gross profit	20,261	46,858	57,046
Selling, general, and administrative expenses
Compensation expense	4,153	4,921	4,955
Other expense	2,066	2,176	2,164
Related party expense	496	523	215
Research and development expenses	3,659	2,715	2,741
	10,374	10,335	10,075
Income from operations	9,887	36,523	46,971
Interest and dividend income	7,809	6,152	5,106
Interest expense	(172)	(173)	(134)
Gain/(loss) on marketable securities	(687)	(1,340)	107
Other expense	(188)	(356)	(181)
	6,762	4,283	4,898
Income before income taxes	16,649	40,806	51,869
(Benefit)/provision for income taxes	(6,862)	(15,535)	5,448
Net income	$23,511	$56,341	$46,421

Earnings per common share
Basic	$0.54	$1.29	$1.06
Diluted	$0.54	$1.29	$1.06
Weighted average shares outstanding
Basic	43,676,171	43,542,785	43,432,149
Diluted	43,685,579	43,547,538	43,445,730

Comprehensive Income	2017	2016	2015
Net income	$23,511	$56,341	$46,421
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale securities	7,535	2,643	(3,518)
Income tax effect	(2,642)	(1,158)	1,314
Total unrealized gains/(losses), net of tax	4,893	1,485	(2,204)
Comprehensive income	$28,404	$57,826	$44,217

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

	2017	2016	2015
Cash flows provided by operating activities
Net income	$23,511	$56,341	$46,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,617	10,819	10,187
Amortization of deferred financing costs	145	144	-
Benefit for deferred income taxes	(13,657)	(5,271)	(3,721)
Change in fair value of derivative instruments	2,170	3,621	(3,295)
Other than temporary impairment of marketable securities	814	2,184	606
Impairment of fixed assets	28	178	-
Gain on the sale of investments	(127)	(843)	(713)
Stock based compensation	998	1,908	2,043
Losses on disposals of fixed assets	195	147	178
Noncash interest expense	27	27	26
Changes in operating assets and liabilities:
Accounts receivable	2,386	21,960	3,816
Accounts receivable – related parties	220	(375)	1,163
Inventory	8,339	12,864	(19,604)
Income tax receivable	13,571	(6,394)	5,602
Prepaid expenses	34	(52)	28
Prepaid expenses – related party	-	23	(35)
Accrued interest on marketable securities	16	(110)	30
Other assets	(9)	(556)	(668)
Accounts payable	(4,403)	(11,643)	4,056
Accounts payable – related parties	(71)	1,010	(2,668)
Accrued expenses and other current liabilities	60	(645)	(1,673)
Accrued expenses and other current liabilities – related parties	(142)	142	(46)
Deferred revenue	(4,215)	3,734	721
Other noncurrent liabilities	(2,160)	1,762	(2,831)
Net cash provided by operating activities	39,347	90,975	39,623
Cash flows from investing activities
Collateralization of derivative instruments	(1,901)	(535)	1,239
Purchase of marketable securities	(30,959)	(60,664)	(39,136)
Proceeds from the sale of marketable securities	23,254	30,487	48,546
Proceeds from the sale of fixed assets	4	-	6
Expenditures for intangible assets	-	-	(1,408)
Capital expenditures	(3,581)	(4,495)	(7,222)
Net cash provided by (used in) investing activities	(13,183)	(35,207)	2,025
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(121)	(128)	(120)
Excess tax benefits associated with stock options and awards	-	(137)	(344)
Deferred financing costs	-	-	(721)
Proceeds from issuance of stock	-	213	-
Payment of dividends	(110,688)	(10,493)	(10,493)
Net cash used in financing activities	(110,809)	(10,545)	(11,678)
Net change in cash and cash equivalents	(84,645)	45,223	29,970
Cash and cash equivalents at beginning of period	199,272	154,049	124,079
Cash and cash equivalents at end of period	$114,627	$199,272	$154,049

Cash paid for interest	-	-	-
Cash paid for income taxes	55	987	13,381
Noncash items incurred:
Noncash dividends declared	10,498	110,688	-
Noncash capital expenditures	-	471	-

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - January 1, 2015	43,722,388	$4	$4,259	$277,652	$77,094	$359,009
Dividends	-	-	-	-	(10,493)	(10,493)
Stock based compensation	-	-	-	2,043	-	2,043
Excess income tax benefits from exercise of stock options	-	-	-	(344)	-	(344)
Minimum tax withholdings on options and awards	(6,556)	-	-	(120)	-	(120)
Other comprehensive loss	-	-	(2,204)	-	-	(2,204)
Net income	-	-	-	-	46,421	46,421
Balance - December 31, 2015	43,715,832	$4	$2,055	$279,231	$113,022	$394,312
Dividends	-	-	-	-	(121,181)	(121,181)
Proceeds from the issuance of stock	34,138	-	-	213	-	213
Stock based compensation	-	-	-	1,908	-	1,908
Excess income tax benefits from exercise of stock options	-	-	-	(137)	-	(137)
Minimum tax withholdings on options and awards	-	-	-	(128)	-	(128)
Other comprehensive gain	-	-	1,485	-	-	1,485
Net income	-	-	-	-	56,341	56,341
Balance - December 31, 2016	43,749,970	$4	$3,540	$281,087	$48,182	$332,813
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	(8,300)	-	-	998	-	998
Minimum tax withholdings on options and awards	-	-	-	(121)	-	(121)
Other comprehensive gain	-	-	4,893	-	-	4,893
Net income	-	-	-	-	23,511	23,511
Balance - December 31, 2017	43,741,670	$4	$8,433	$281,964	$61,195	$351,596

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

2)        Significant accounting policies

Consolidation

The accompanying consolidated financial statements include the accounts of FutureFuel and its wholly-owned subsidiaries: FutureFuel Chemical Company; FFC Grain, L.L.C., which was formed in 2009 to acquire a granary in Marianna, Arkansas; FutureFuel Warehouse Company, L.L.C., which was formed in 2011 to acquire a warehouse in Batesville, Arkansas; and Legacy Regional Transport, L.L.C., which was formed in 2012 and operates FutureFuel’s truck fleet (collectively, the “Company”).

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

Customer concentrations

Significant portions of FutureFuel’s sales are made to a relatively small number of customers. Sales to one biodiesel customer totaled $38,917, $35,568, and $33,255 for the years ended December 31, 2017, 2016, and 2015, respectively. Additionally, sales of biodiesel, petrodiesel, petrodiesel blends, and other petroleum products to a related party totaled $64,981 for the year ended December 31, 2015. For the periods ended December 31, 2017 and 2016, sales to the related party were not greater than 10% of revenue. See Note 19 below.

For the twelve months ended December 31, 2017, one of our customers, DowDupont Inc. and its affiliates, represented approximately 30% of our chemicals revenue (11% of total revenues). We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. FutureFuel believes the loss of this customer would have a material impact on our financials temporarily while we sought to source other custom chemical contracts for this equipment. In the twelve months ended December 31, 2016, none of our customers represented 10% or more of total revenues. For the twelve months ended December 31, 2015, sales to one biodiesel customer was 19% of biofuel revenues (11% of total revenues).  Additionally, sales of biodiesel, petrodiesel, petrodiesel blends and other petroleum products to a related party totaled 37% of biofuels revenue (22% of total revenue).

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in our biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2017 or 2016.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of the physical commodity sold. As of December 31, 2017 and 2016, the fair value of our derivative instruments were ($2,428) and ($258), respectively. They were comprised of a short position of 200 regulated options with a fair value of ($2,428) at December 31, 2017. Comparatively, we held a short position of 135 regulated fixed price futures contracts with a fair value of ($258) at December 31, 2016.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Property, plant, and equipment

Property, plant, and equipment is carried at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When FutureFuel retires or otherwise disposes of an asset, it removes the cost of such asset and related accumulated depreciation from the accounts. FutureFuel records any profit and loss on retirement or other disposition in earnings. Depreciation is provided using the straight-line method over the following estimated useful lives:

Building & building equipment (years)	20	–	39
Machinery and equipment (years)	3	–	33
Transportation equipment (years)	5	–	33
Other (years)	5	–	33

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Bill and hold transactions for 2017, 2016, and 2015 related to three specialty chemical customers in 2016 and 2015, and two in 2017 whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $17,517, $23,725, and $28,740 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2016 and 2015, the biodiesel tax incentive for blending biodiesel with petroleum diesel was netted with cost of goods sold. The one dollar per gallon blenders’ tax credit (“BTC”) amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned as a reduction to cost of goods sold, i.e., when biodiesel blended with petrodiesel was sold or when such credit was made law. This tax credit expired on December 31, 2016, but in February 2018, this credit was retroactively reinstated for 2017 and has not been extended past 2017.

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

Earnings per share

Earnings per share is computed using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding unvested shares of restricted stock contain non- forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2017, 2016, or 2015.

Contingently issuable shares associated with outstanding service-based restricted stock shares were not included in the earnings per share calculations for the year ended December 31, 2017, 2016 and 2015.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income/(loss) (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2017, FutureFuel recorded other comprehensive income of $4,893, net of income taxes of $2,642, on these securities. For the year ended December 31, 2016, FutureFuel recorded other comprehensive income of $1,485, net of income taxes of $1,158. For the year ended December 31, 2015, FutureFuel recorded other comprehensive losses of $2,204, net of income tax benefit of $1,314, on these securities. For the year ended December 31, 2017 and 2016, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $529, $1,419, and $394, net of income tax benefit of $285, $765, and $212, for the years ended December 31, 2017, 2016, and 2015, respectively.

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

3)        Reinstatement of the biodiesel blenders' tax credit and small agri-biodiesel producer tax credit

The BTC provides a $1.00 per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When in effect, FutureFuel is the blender of record and recognizes the credit as a reduction to cost of goods sold.  Following is a summary of the legal status of the BTC for each fiscal year, as applicable.

2017 - The Bipartisan Budget Act of 2018 was passed by Congress and signed into law on February 9, 2018, retroactively reinstating the BTC for 2017.  As this act was passed into law in 2018, FutureFuel will recognize its impact in FutureFuel’s 2018 financial results. FutureFuel expects to record a net estimated pretax benefit from the reinstatement of $28,853.

.

2016 - The BTC was in full effect for 2016 and expired December 31 of that year.

2015 - The BTC was approved December 18, 2015 retroactive to January 1, 2015, and the retroactive credit totaled $30,895.  This retroactive credit was recognized as a reduction of cost of goods sold in the fourth quarter of 2015.  Pursuant to the terms of certain 2015 sales commitments, $16,544 of the 2015 retroactive credit was owed to customers.  This obligation was recognized as a reduction to sales revenue in the fourth quarter of 2015.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was, or will be, recorded in the same accounting period as the benefit from the BTC as described above.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

4)        Inventory

The carrying values of inventory were as follows as of December 31:

	2017	2016
At average cost (approximates current cost)
Finished goods	$22,998	$27,971
Work in process	1,735	1,913
Raw materials and supplies	27,143	25,127
	51,876	55,011
LIFO reserve	(8,122)	(2,918)
Total inventory	$43,754	$52,093

A lower of cost or market adjustment was recorded for the year ended December 31, 2017 and 2016 of $276 and $1,435, respectively, which was caused in part by the change in the LIFO reserve. This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC 815-20-25, Derivatives and Hedging. While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements. The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statement of operations as a component of cost of goods sold, and amounted to losses of $3,844 and $6,220, and a gain of $9,101 for the years ended December 31, 2017, 2016, and 2015, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2017		2016
	Quantity/ contracts Short	Fair Value	Quantity/ contracts Short	Fair Value
Regulated options, included in other current assets	200	$(2,428)	-	$-
Regulated fixed price future commitments, included in other current assets	-	$-	135	$(258)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,660 and $758 at December 31, 2017 and 2016, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)        Marketable securities

At December 31, 2017 and 2016, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheet. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at:

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$50,374	$9,709	$(715)	$59,368
Preferred stock	52,134	4,092	(16)	56,210
Trust preferred securities	3,147	114	-	3,261
Exchange traded debt instruments	1,702	158	-	1,860
Total	$107,357	$14,073	$(731)	$120,699

	December 31, 2016
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$32,667	$5,549	$(304)	$37,912
Preferred stock	57,105	1,196	(698)	57,603
Trust preferred securities	3,147	-	(9)	3,138
Exchange traded debt instruments	7,420	99	(26)	7,493
Total	$100,339	$6,844	$(1,037)	$106,146

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The aggregate fair value of investments with unrealized losses totaled $14,103 and $31,126 at December 31, 2017 and 2016, respectively. As of December 31, 2017, FutureFuel had two marketable securities with a total value of $2,903 that were in an unrealized loss position for greater than a 12-month period.  The unrealized loss position for these two securities was $124.  This loss position represented a minimal reduction for each security and both are expected to fully recover given changes in market value. As of December 31, 2016, FutureFuel had no such losses.

In 2017, FutureFuel recategorized a net gain of $248 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities. This amount totaled $728 and $2,402 of net gains in 2016 and 2015, respectively.

7)        Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2017	2016
Land and land improvements	$5,862	$5,741
Buildings and building equipment	26,656	26,171
Machinery and equipment	167,179	163,401
Construction in progress	808	2,271
Accumulated depreciation	(90,770)	(79,432)
Total	$109,735	$118,152

Depreciation expense totaled $11,617, $10,819, and $10,187 for the years ended December 31, 2017, 2016, and 2015, respectively.

8)        Intangible assets

In April 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $1,408, respectively, as of December 30, 2017 and 2016. The Company tested the intangible asset for impairment in accordance with codification ASC 350-30-

35-18 through 35-20 and no impairment was necessary for either period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)        Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $3,882 and $3,876 at December 31, 2017 and 2016, respectively.

10)      Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2017	2016
Accrued employee liabilities	$976	$864
Accrued property, franchise, motor fuel and other taxes	1,387	1,428
Other	105	335
Total	$2,468	$2,627

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of December 31, 2017.

There were no borrowings under this credit agreement at December 31, 2017 and 2016.

12)      Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $876 and $849 as of December 31, 2017 and 2016, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2017	2016
Balance at January 1	$849	$822
Accretion expense	27	27
Balance at December 31	$876	$849

13)      Stock based compensation

The board of directors of FutureFuel adopted an omnibus incentive plan which was approved by the shareholders of FutureFuel at its 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). The purpose of the plan is to:

●

Encourage ownership in FutureFuel by key personnel whose long-term employment with or engagement by FutureFuel or its subsidiaries is considered essential to its continued progress and, thereby, encourage recipients to act in FutureFuel’s shareholders’ interests and share in its success;

●	Encourage such persons to remain in FutureFuel’s employ or in the employ of its subsidiaries; and

●	Provide incentives to persons who are not FutureFuel employees to promote FutureFuel’s success.

The Incentive Plan authorizes FutureFuel to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. Eligible participants in the plan include: (i) members of FutureFuel’s board of directors and its executive officers; (ii) regular, active employees of FutureFuel and any of its subsidiaries; and (iii) persons engaged by FutureFuel or any of its subsidiaries to render services to FutureFuel or its subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of FutureFuel’s common stock, which may be shares acquired by FutureFuel, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of FutureFuel’s common stock in the aggregate.

The Incentive Plan became effective upon its approval by FutureFuel’s shareholders on September 7, 2017 and continues in effect for a term of ten years thereafter unless amended and extended by FutureFuel or unless otherwise terminated.

FutureFuel recognizes compensation expense in its financial statements for stock based options based upon the grant-date fair value over the requisite service period.

Prior to the approval of the Incentive Plan, a separate omnibus incentive plan (the “Prior Plan”) was adopted by shareholders at FutureFuel’s 2007 annual shareholder meeting on June 26, 2007.  The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008. The Prior Plan expired on June 26, 2017.  Under the Prior Plan, FutureFuel was authorized to issue 2,670,000 shares of common stock. Through the expiration of the Prior Plan, FutureFuel issued options to purchase 1,060,500 shares of common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan

No stock awards were issued in 2015, 2016 or 2017.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

In December 2015, under the Prior Plan, FutureFuel granted a total of 30,000 stock options to new members of the Board of Directors. The options awarded in 2015 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2015 vested immediately upon grant and expire in December 2020. FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted in 2015 was $4.55 per option.

No stock options were granted in 2016 or 2017.

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

In 2017, a portion of stock awards that vested were issued on a cashless basis and resulted in 8,300 shares of FutureFuel's common stock being returned to FutureFuel by the stock award holder. Minimum tax requirements related to these exercises were $121 and $128, respectively.

The following summarizes unvested stock option activity under the Prior Plan:

		Weighted Average	Weighted
		Grant Date	Average Life
	Stock Options	Fair Value	Remaining
Unvested as of January 1, 2015	90,000	$2.78	2.92
Granted	30,000	$4.55	-
Vested	(60,000)	$3.67	-
Forfeited	-	-	-
Unvested as of December 31, 2015	60,000	$2.78	1.92
Granted	-	-	-
Vested	(30,000)	$2.78	-
Forfeited	-	-	-
Unvested as of December 31, 2016	30,000	$2.78	0.92
Granted	-	-	-
Vested	(30,000)	$2.78	-
Forfeited	-	-	-
Unvested as of December 31, 2017	-	-	-

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	December 2015 Options
Expected volatility rate	43.08%
Expected dividend yield	1.72%
Risk-free interest rate	1.67%
Expected forfeiture rate	0.00%
Expected term in years	4.5

The volatility rate for the options granted in 2015 were derived from the historical stock price volatility of FutureFuel’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

The expected dividend yield is calculated using FutureFuel’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of FutureFuel’s common stock.

For the years ended December 31, 2017, 2016, and 2015, total share-based compensation expense (before tax) totaled $998, $1,908, and $2,043, respectively. In the years ended December 31, 2017, 2016, and 2015, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2017, $320 of total unrecognized compensation expense related to restricted stock awards is expected to be recognized over a weighted average period of 0.67 years. As of December 31, 2017, there was no unrecognized compensation expense related to stock options. The restricted stock award amount will be adjusted for any future changes in estimated forfeitures.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock options and awards for the period beginning January 1, 2015 and ending December 31, 2017 is presented below.

		Weighted Average
	Options*	Exercise Price
Outstanding at January 1, 2015	240,000	$11.77
Granted	30,000	$13.99
Exercised	(20,000)	$11.68
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2015	250,000	$12.05
Granted	-	-
Exercised	(120,000)	$11.45
Canceled, forfeited, or expired	(60,000)	$12.74
Outstanding at December 31, 2016	70,000	$12.48
Granted	-	-
Exercised	-	-
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2017	70,000	$12.48

(*) Granted pursuant to the “Prior Plan”.

There were 4,374,167 options available for grant under the Incentive Plan and no further awards available under the Prior Plan at December 31, 2017. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Prior Plan at December 31, 2017.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2017	Life	Price	2017	Price
$11.34	40,000	1.92	$11.34	40,000	$11.34
$13.99	30,000	2.97	$13.99	30,000	$13.99
	70,000	2.37	$12.48	70,000	$12.48

The weighted average remaining contractual life of all exercisable options is 2.37 years.

The aggregate intrinsic values of total options outstanding at December 31, 2017 and 2016 were $113 and $102, respectively. The aggregate intrinsic values of total options exercisable at December 31, 2017 and 2016 were $113 and $26, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2017 and 2016, respectively, exceeded the exercise price of the options granted.

In 2017, no stock options were exercised.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested restricted stock activity under the Prior Plan:

	Number of	Weighted Average	Weighted
	Restricted	Grant Date	Average Life
	Stock	Fair Value	Remaining
Unvested as of January 1, 2015	350,000	$16.87	2.73
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2015	241,667	$16.88	1.86
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2016	133,334	$16.90	1.15
Granted	-	-	-
Vested	108,334	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2017	25,000	$17.09	0.67

In 2016 and 2015, the excess tax benefit was recorded as a decrease to additional paid in capital and was reflected as a financing cash outflow in 2016 and 2015 in the accompanying consolidated statement of cash flows.  In 2017, management adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). With this adoption, the excess tax benefit attributable to restricted stock has been recorded as a decrease in the benefit for income taxes in 2017.   The company realized a tax benefit of $31, $160, and $339 in the years ended December 31, 2017, 2016 and 2015, respectively, related to the vesting of restricted shares.

14)        Provision/(benefit) for income taxes

The following table summarizes the provision/(benefit) for income taxes:

	2017	2016	2015
Income before taxes - U.S.	$16,649	$40,806	$51,869
Provision for income taxes:
Current	5,766	(13,014)	7,475
Deferred	(12,213)	(1,437)	(2,283)
State and other
Current	560	(1,120)	487
Deferred	(975)	36	(231)
Total	$(6,862)	$(15,535)	$5,448

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Differences between the provision/(benefit) for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2017	2016	2015
Amount computed using the statutory rate of 35%	$5,788	$14,282	$18,154
Section 199 manufacturing deduction	(85)	-	(163)
Agri-biodiesel production credit	-	(975)	(975)
Federal excise tax benefit	-	(20,048)	(9,958)
State excise tax benefit	-	(6,845)	(792)
Credit for increasing research activities	(127)	(56)	(51)
Dividends received deduction	(865)	(730)	(427)
State income taxes, net	463	(1,262)	695
Tax (benefit)/expense recorded as a decrease/increase in unrecognized tax benefit	191	193	(747)
Tax Cuts and Jobs Act of 2017 impact	(12,066)	-	-
Other	(161)	(94)	(288)
Provision (benefit) for income taxes	$(6,862)	$(15,535)	$5,448

FutureFuel’s effective tax rate for the year December 31, 2016 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  The BTC and Small Agri-biodiesel Producer Tax Credit present in 2016 were not extended during 2017. However, these credits and incentives were retroactively extended for 2017 (but, not beyond 2017) on February 9, 2018. The tax benefit of this retroactive extension for 2017 will be recorded in FutureFuel’s first quarter 2018 results.

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (“The Act”) was enacted. The Act provides for a decrease in the overall federal tax rate from 35% to 21% effective January 1, 2018. As a result of the Act, FutureFuel has recognized a one-time $12,066 income tax benefit due to an anticipated lower tax rate for future reversals of deferred tax liabilities.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2017	2016
Deferred tax assets
Inventory reserves	$502	$1,149
Self insurance	63	90
Asset retirement obligation	201	299
Deferred revenue	4,809	9,388
State net operating loss carryforwards	609	-
Accrued expenses	1,674	-
Stock based compensation	143	77
Derivative instruments	252	90
Other	-	2,546
Total deferred tax assets	8,253	13,639
Deferred tax liabilities
Available for sale securities	(2,285)	(1,376)
LIFO inventory	(3,342)	(5,821)
Depreciation	(23,293)	(38,293)
Other	(382)	(213)
Total deferred tax liabilities	(29,302)	(45,703)
Valuation allowance	-	-
Net noncurrent deferred tax liabilities	$(21,049)	$(32,064)

	2017	2016
As recorded in the consolidated balance sheet
Noncurrent deferred tax liability	$(21,049)	$(32,064)

Prior to 2013, FutureFuel had historically included revenue from the biodiesel BTC in taxable income on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the U.S. Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. Please see Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2015, 2016 and 2017.

FutureFuel’s unrecognized tax benefits totaled $0 and $2,056 at December 31, 2017 and 2016, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2017	2016	2015
Balance at January 1	$2,056	$4,588	$2,981
Increases to tax positions taken in the current year	-	2,056	1,471
Increases to tax positions taken in a prior year	-	-	3,117
Decrease due to resolution of tax positions taken in a prior year	(2,056)	(4,588)	(2,981)
Balance at December 31	$-	$2,056	$4,588

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued balances of $0 and $193 at December 31, 2017 and 2016, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2014 forward. In the fourth quarter of 2017, the IRS notified FutureFuel it has been selected for an audit of its 2015 federal return. The audit process commenced in January 2018.

15)      Deferred revenue and contingent liability

FutureFuel has signed contracts with customers to construct plant and other related assets on FutureFuel’s property for the manufacture of custom chemicals. The cost of the construction has been funded by the customers. Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements. As these customers and governmental agencies have paid for such projects, FutureFuel has recorded such amounts as deferred revenue. Deferred revenue totaled $19,258 at December 31, 2017, with $2,736 classified as a current liability and $16,522 classified as a noncurrent liability. Deferred revenue totaled $22,322 at December 31, 2016, with $5,530 classified as a current liability and $16,792 classified as a noncurrent liability.

The following table summarizes FutureFuel’s deferred revenue activity:

	2017	2016
Balance at January 1	$22,322	$18,588
Amortization	(5,492)	(4,018)
Additions	2,428	7,752
Impairment	-	-
Balance at December 31	$19,258	$22,322

One of the governmental grants was contingent upon FutureFuel meeting certain employment goals. If these goals were not reached, FutureFuel would have been required to remit a portion of the grant back to the agency. As a result of this provision, FutureFuel had recorded a contingent liability for the monies received under this grant. During 2017, FutureFuel determined that the statutory period related to the grant had lapsed. The contingency was reclassified to deferred revenue in the fourth quarter. The contingency balance totaled $0 and $1,151 at December 31, 2017 and 2016, respectively.

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

On February 10, 2011, FutureFuel filed with the SEC a Form S-3 Registration Statement commonly referred to as a “shelf registration” whereby FutureFuel registered shares of its common stock, preferred stock, warrants, rights, and units which it might issue in the future in an aggregate amount not to exceed $50,000. This registration statement became effective on March 10, 2011. Pursuant to this registration statement, on May 11, 2011, FutureFuel commenced an “At-the- Market” offering under which FutureFuel could from time to time over the succeeding three years sell up to 3,000,000 shares of its common stock. During 2011, FutureFuel issued 1,313,985 shares of its common stock pursuant to this “At-the-Market” offering for a net aggregate purchase price of $15,763, and paid its underwriters $488 as compensation with respect to such issuances. During 2012, FutureFuel issued 91,143 shares of its common stock pursuant to this offering for a net aggregate purchase price of $1,074, and paid its underwriters $33 as compensation with respect to such issuances. During 2013, FutureFuel issued 1,594,872 shares of its common stock pursuant to this offering for a net aggregate purchase price of $19,292, and paid its underwriters $599 as compensation with respect to such issuances.

On February 6, 2013, FutureFuel announced the completion of the sale of shares of its common stock under the At-the-Market offering. An aggregate 3,000,000 shares were sold in open market trading for aggregate gross proceeds of approximately $37,247, resulting in net proceeds of approximately $36,127 after deducting commissions and fees.

17)     Earnings per share

FutureFuel computes earnings per share using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2017, 2016, or 2015.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the year ended December 31, 2017, 2016, and 2015.

	For the twelve months ended December 31:
	2017	2016	2015
Numerator:
Net income	$23,511	$56,341	$46,421
Less: distributed earnings allocated to non-vested stock	(6)	(377)	(66)
Less: undistributed earnings allocated to non-vested restricted stock	(21)	264	(237)
Numerator for basic earnings per share	$23,484	$56,228	$46,118
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	21	(264)	237
Less: undistributed earnings reallocated to non-vested restricted stock	(21)	264	(237)
Numerator for diluted earnings per share	$23,484	$56,228	$46,118
Denominator:
Weighted average shares outstanding – basic	43,676,171	43,542,785	43,432,149
Effect of dilutive securities:
Stock options and other awards	9,408	4,753	13,581
Weighted average shares outstanding – diluted	43,685,579	43,547,538	43,445,730

Basic earnings per share	$0.54	$1.29	$1.06
Diluted earnings per share	$0.54	$1.29	$1.06

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 7,500, 65,000 and 97,500, respectively.

18)      Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,632, $1,540, and $1,648 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2017	2016
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$165	$385
Total accounts receivable	$165	$385
Prepaid expenses
Administrative services and other	$12	$12
Total prepaid expenses	$12	$12
Accounts payable
Natural gas and fuel purchases	$1,033	$1,045
Travel and administrative services	$150	$209
Total accounts payable	$1,183	$1,254
Accrued liabilities
Travel and administrative services	$-	$142
Total accrued liabilities	$-	$142

Related party income statement accounts

	For the years ended December 31:
	2017	2016	2015
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$1,882	$8,371	$64,981
Total revenues	$1,882	$8,371	$64,981
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$21,655	$6,016	$2,412
Natural gas purchases	4,871	4,223	4,190
Consulting services and other	80	80	60
Total cost of goods sold	$26,606	$10,319	$6,662
Distribution
Distribution and related services	$160	$378	$405
Total distribution	$160	$378	$405
Selling, general and administrative expenses
Commodity trading advisory fees	$307	$307	$143
Travel and administrative services	189	216	72
Total selling, general, and administrative expenses	$496	$523	$215

Biodiesel, petrodiesel and blends

FutureFuel enters into agreements to buy and sell biofuels (biodiesel, petrodiesel, biodiesel/petrodiesel blends, RINs, and biodiesel production byproducts) and other petroleum products such as gasoline with an affiliate from time to time. Such agreements are priced at the then current market price of the product, as determined from bids from other customers and/or market pricing services. Cost of goods sold related to these sales includes variable costs and allocated fixed costs. The revenue amounts presented in the table above result when FutureFuel sells biodiesel, petrodiesel, blends, and other petroleum products to a related party regardless of who the material was purchased from.  Likewise, cost of goods sold amounts result when biodiesel, petrodiesel, blends, and other petroleum products are purchased from a related party regardless of who the material was sold to.

Natural gas purchases

FutureFuel utilizes natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. This natural gas is purchased through an affiliate provider of natural gas marketing services. Expenses related to these purchases include the cost of the natural gas only; transportation charges are paid to an independent third party.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2017, 2016, and 2015 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2017	2016	2015
United States	$271,635	$250,320	$297,415
All Foreign Countries	3,391	2,873	2,196
Total	$275,026	$253,193	$299,611

For the years ended December 31, 2017, 2016, and 2015, no revenues from a single foreign country were greater than 1% of our total revenues.

Summary of business by segment

	Twelve months ended December 31,
	2017	2016	2015
Revenue
Custom chemicals	$87,905	$82,667	$108,160
Performance chemicals	17,481	18,240	17,688
Chemicals revenue	105,386	100,907	125,848
Biofuels revenue	169,640	152,286	173,763
Total Revenue	$275,026	$253,193	$299,611

Segment gross profit
Chemicals	$28,016	$32,055	$35,452
Biofuels	(7,755)	14,803	21,594
Total gross profit	20,261	46,858	57,046
Corporate expenses	10,374	10,335	10,075
Income before interest and taxes	9,887	36,523	46,971
Interest and other income	7,809	6,152	5,213
Interest and other expense	(1,047)	(1,869)	(315)
Benefit/(provision) for income taxes	6,862	15,535	(5,448)
Net income	$23,511	$56,341	$46,421

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2017 were favorably impacted by the receipt of approximately $232 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2017. This award totaled $220 and $147 in 2016 and 2015, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on common carrier pipelines.

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

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	December 31, 2017	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(2,428)	$(2,428)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$120,699	$120,699	$-	$-

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	December 31, 2016	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(258)	$(258)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$106,146	$106,146	$-	$-

22)        Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and
Losses on Available-for-Sale Securities
For the twelve months ended December 31, 2017 and 2016
(net of tax)
	2017	2016
Balance at January 1	$3,540	$2,055
Other comprehensive income before reclassifications	4,447	615
Amounts reclassified from accumulated other comprehensive income	446	870
Net current-period other comprehensive income	4,893	1,485
Balance at December 31	$8,433	$3,540

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2017 and 2016:

Reclassifications from Accumulated Other Comprehensive Income
	2017	Affected Line Item in Consolidated Statement of Operations
Unrealized loss on available-for-sale securities	$(687)	Gain/(loss) on marketable securities
Total before tax	(687)
Tax benefit	241
Total reclassifications	$(446)

	2016	Affected Line Item in Consolidated Statement of Operations
Unrealized loss on available-for-sale securities	$(1,340)	Gain/(loss) on marketable securities
Total before tax	(1,340)
Tax benefit	470
Total reclassifications	$(870)

23)        Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing noncancellable operating leases as of December 31, 2017 were as follows:

Minimum Rental
Commitment
2018	605
2019	145
2020	95
2021	95
2022	95
Thereafter	119
Total	1,154

Lease expenses totaled $952, $1,121, and $1,060 for the years ended December 31, 2017, 2016, and 2015, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of feedstocks for biodiesel and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

24)     Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2017
Revenues	$54,111	$68,048	$77,606	$75,261
Gross profit	$6,130	$1,798	$5,526	$6,807
Net income	$3,396	$834	$3,334	$15,947
Net income per common share:
Basic	$0.08	$0.02	$0.08	$0.36
Diluted	$0.08	$0.02	$0.08	$0.36

2016
Revenues	$46,635	$67,879	$69,306	$69,373
Gross profit	$11,053	$7,972	$10,319	$17,514
Net income	$10,569	$14,224	$12,868	$18,680
Net income per common share:
Basic	$0.24	$0.33	$0.29	$0.43
Diluted	$0.24	$0.33	$0.29	$0.43

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
In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.

The ASU allows reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amendments in this update should be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized.

Annual periods beginning after December 15, 2018. Early adoption is permitted.

The Company early adopted this guidance retrospectively, which resulted in an immaterial financial statement impact. Refer to Note 14 for more information on the provisions of the Tax Cuts and Jobs Act and its impact to the Company’s financial condition and results of operations.

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

		Annual periods beginning after December 15, 2017. Earlier adoption was permitted, but not before December 15, 2016.	Effective January 1, 2018, FutureFuel is required to adopt the new guidance of ASC Topic 606, Revenue from Contracts with Customers (Topic 606), which will supersede the revenue recognition requirements in ASC Topic 605, Revenue Recognition. Topic 606 requires the Company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance requires FutureFuel to apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, FutureFuel satisfies a performance obligation. FutureFuel is in the process of evaluating all contracts, implementing additional controls, and has completed an initial assessment of its custom chemical contracts. The Company expects that the majority of its custom chemical contracts will continue to recognize revenue at a point in time consistent with ASC Topic 605. Under Topic 606, certain custom chemical contracts, which have an upfront capital payment will account for the upfront capital payment as a material right. FutureFuel expects to apply the renewal option approach in allocating the transaction price to the material right. The Company will adopt Topic 606 on a modified retrospective basis and provide additional disclosures of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes. The adoption of this new guidance will require expanded disclosures in its consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

26)       Reserve roll forwards - valuation and qualifying accounts

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December 31,
	2017	Expense	Accounts	Deductions	2017
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	2,918	5,204	-	-	8,122
Aged and obsolete inventory	341	38	-	-	379
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	1,222	136	-	-	1,358
	$4,481	$5,378	$-	$-	$9,859

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December 31,
	2016	Expense	Accounts	Deductions	2016
Reserve for:
Doubtful accounts and returns	$-	$106	$-	$106	$-
LIFO inventory	3,502	-	-	584	2,918
Aged and obsolete inventory	546	-	-	205	341
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	987	235	-	-	1,222
	$5,035	$341	$-	$895	$4,481

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December 31,
	2015	Expense	Accounts	Deductions	2015
Reserve for:
Doubtful accounts and returns	$-	$37	$-	$37	$-
LIFO inventory	8,342	-	-	4,840	3,502
Aged and obsolete inventory	633	-	-	87	546
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	949	38	-	-	987
	$9,924	$75	-	$4,964	$5,035

27)        Legal proceedings

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

28)        Subsequent Event

The Bipartisan Budget Act of 2018 was passed by Congress and signed into law on February 9, 2018, retroactively reinstating the BTC for 2017.  Please see Note 3 regarding the recognition of the benefit of this retroactive reinstatement.

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2017
Revenues	$54,111	$68,048	$77,606	$75,261
Gross profit	$6,130	$1,798	$5,526	$6,807
Net income	$3,396	$834	$3,334	$15,947
Net income per common share:
Basic	$0.08	$0.02	$0.08	$0.36
Diluted	$0.08	$0.02	$0.08	$0.36

2016
Revenues	$46,635	$67,879	$69,306	$69,373
Gross profit	$11,053	$7,972	$10,319	$17,514
Net income	$10,569	$14,224	$12,868	$18,680
Net income per common share:
Basic	$0.24	$0.33	$0.29	$0.43
Diluted	$0.24	$0.33	$0.29	$0.43

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2015, 2016, and 2017, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2017 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report Of Independent

Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2017, and related notes and our report dated March 16, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ RubinBrown LLP

St. Louis, Missouri

March 16, 2018

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2017.

Item 9B.    Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2017.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.     Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2017 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	74	2005	2018
Edwin A. Levy	80	2005	2019
Donald C. Bedell	76	2008	2019
Paul M. Manheim	69	2011	2020
Dale E. Cole	69	2015	2018
Terrance C.Z. Egger	60	2015	2019
Jeffrey L. Schwartz	69	2015	2020

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Paul A. Novelly	Chairman and chief executive officer	74	2005
Thomas McKinlay	Chief Operating Officer	54	2017
Rose M. Sparks (a)	Principal financial officer and chief financial officer	51	2012
Sam W. Dortch (b)	Executive Vice President	69	2015
Paul M. Flynn	Executive Vice President	51	2015

   (a)    Mrs. Sparks became the Chief Financial Officer in 2013

  (b)    Mr. Dortch retired from the Company on December 31, 2017

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

			Officer
Name	Position	Age	Since
Thomas McKinlay	Chief Operating Officer	54	2017
Rose M. Sparks	Chief Financial Officer	51	2013
Paul M. Flynn	Executive Vice President of Business and Marketing	51	2014

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013. Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, chief executive officer of WPT GP, LLC, a director and the chairman of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services. In the past five years, Mr. Novelly was a director of WPT GP, LLC, a wholly owned subsidiary of World Point Terminals, Inc. and general partner of World Point Terminals, LP. World Point Terminals, LP was a publicly traded master limited partnership listed on the New York Stock Exchange until July 2017. He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and FCB Financial Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Mr. Novelly previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

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

Edwin A. Levy has been a member of our board since November 2005. In 1979, Mr. Levy co-founded Levy, Harkins & Co., Inc., an investment advisory firm, where he now serves as chairman emeritus of the board. Mr. Levy was a director of Traffix, Inc. between November 1995 and 2006, and served as a member of its audit committee and stock options committee. He is a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals, Inc. In the past five years, Mr. Levy was a director of WPT GP, LLC, a wholly owned subsidiary of World Point Terminals, Inc. and general partner of World Point Terminals, LP. World Point Terminals, LP was a publicly traded master limited partnership listed on the New York Stock Exchange until July 2017.

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

Donald C. Bedell has been a member of our board since March 17, 2008. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals, Inc. Mr. Bedell is the former chairman of the Missouri Department of Conservation. In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Paul M. Manheim has been a member of our board since July 15, 2011. Mr. Manheim is currently a non-executive director of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. He was the president and chief executive officer of HAL Real Estate Inc. until September 2005. HAL Real Estate Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. June 2005 to 2014, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owns a portfolio of optical retail outlets in China and is affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of World Point Terminals, Inc. and its predecessor since 2009. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. FutureFuel Corp.’s chairman, Paul A. Novelly, is the chairman of the board of World Point Terminals, Inc. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

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

Dale E. Cole has served on our board since August 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole currently serves as a trustee of Lyon College in Batesville. As of December 31, 2017, First Community Bank had 20 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of $1,339,893,950.

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

Terrance C.Z. (Terry) Egger has served on our board since August 2015. He is the publisher and CEO of Philadelphia Media Network, parent company of the Philadelphia Inquirer, the Philadelphia Daily News and Philly.com, that region’s largest news company, in which capacity he oversees all operations of the newspaper and its affiliates. Prior to August 2015, Mr. Egger served as president and CEO of the Cleveland 2016 Host Committee, Inc., where he led the successful effort for the City of Cleveland to host the 2016 Republican National Convention. In 2013, Mr. Egger had retired as chairman of The Plain Dealer Publishing Co. in Cleveland, parent company of the The Plain Dealer, Ohio's largest paper, where he had served in several executive capacities from 2006. From 1996 to 2006, Mr. Egger was the president and publisher of the St. Louis Post-Dispatch, where he supervised all operations, including its website STLtoday.com and Suburban Journals of Greater St. Louis. Terry started his newspaper career managing marketing and advertising for papers in Los Angeles, California and Tucson, Arizona. Mr. Egger is a member of the Board of Directors of Medical Mutual of Ohio and a member of the Board of Trustees of the Cleveland Clinic Foundation. He has a bachelor's degree from Augustana College and a master's degree in speech communication from San Diego State University.

Our board believes that Mr. Egger’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development, supervision, operations and management add significant value to our board. Additionally, Mr. Egger’s service and experience on other boards, strengthens the governance and functioning of our board.

Jeffrey Schwartz has served on our board since August 2015. He is a private investor and consultant for digital media and technology companies. Since 2008, Mr. Schwartz has been a founder and principal of Digital Direct Ventures (DDV), which partners with companies seeking to create a digital presence for their companies. He also started Old Pro Inc. (OPI) which invests in and provides financial and technical consulting to early stage technology companies, including successes like DraftStreet.com and JW Player Incorporated. From 1993 to 2008, Mr. Schwartz was the chief executive officer of Traffix, Inc. and its predecessor, Quintel Communications, Inc., a NASDAQ listed company and leading digital marketer. Mr. Schwartz has been involved in all aspects of web-based and technology commerce, including online and search engine marketing, interactive games, list brokerage and creative services.

Our board believes that Mr. Schwartz’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development and marketing add significant value to our board and the company.

Thomas McKinlay became FutureFuel Corp.’s and FutureFuel Chemical Company’s Chief Operating Officer on January 9, 2017. Mr. McKinlay, is a Chemical Engineer and business operations executive with over 30 years of global experience in the oil and gas industry. He has extensive experience in the oil and gas industry on both sides of the Atlantic. This includes responsibility for large scale refining and trading operations; midstream assets; renewables production and trading; retail; contract negotiation; and mergers and acquisitions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2017, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2017, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2017.

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

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a revised charter for such committee. A copy of this revised nominating/corporate governance committee charter is posted on our website and may be accessed at http://ffu.client.shareholder.com/corporate-governance.cfm The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.

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

Item 11.       Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2017, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2018.

We determined for 2017 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2018 and set or adjusted as the board deems appropriate.

In 2017, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

Compensation Discussion and Analysis

The objectives of our compensation program are to provide a competitive compensation package that rewards sustained financial and operating performance that creates long-term value for our shareholders. Our compensation programs are intended to meet the goals of attracting and retaining qualified personnel; motivating these individuals to achieve short-term and long-term corporate goals without undue risk-taking and to promote equity among executive officer positions, while considering external competitiveness and differences in job responsibilities.

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees. In addition, in 2017, our board adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual meeting on September 7, 2017 (the “Incentive Plan”). The Incentive Plan provides equity-based compensation to our executive officers and our directors. Our compensation committee, and the Company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2017. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income to compensate him for his services to us. As to our other executive officers, the base salary for Mr. Dortch was not materially adjusted in 2017. The base salary for Mrs. Sparks was not materially adjusted in 2017. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay was hired in 2017 with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. The Company’s compensation committee and board have considered the advisory vote on executive compensation cast by our shareholders at our annual shareholders’ meeting on September 7, 2017. Such advisory vote was determined to be in line with recommendations of the compensation committee and the board and the compensation decisions and policies of the Company.

For the year 2017, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired after January 1, 2017 received $0.25. Eligible employees hired prior to January 1, 2017 received approximately 66 hours of pay at their normal hourly rate. Salaried employees of FutureFuel Chemical Company (other than certain lead executives) received an additional bonus amount ranging from $0 to $47. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by Future Fuel Chemical Company’s board of directors. Bonuses in 2017 for Mr. McKinlay, Mr. Dortch, Mr. Flynn, Mrs. Sparks, and other lead executives of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2017 with a target of 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, and solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the ”Incentive Plan”). The purpose of the Incentive Plan is to:

●

Encourage ownership in us by key personnel whose long-term employment with or engagement by us or our subsidiaries (including FutureFuel Chemical Company) is considered essential to our continued progress and, thereby, encourage recipients to act in our shareholders’ interests and share in our success;

●	Encourage such persons to remain in our employ or in the employ of our subsidiaries; and
●	Provide incentives to persons who are not our employees to promote our success.

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, no options for shares of stock and no awards of shares of stock have been made. Please see Note 13 to our consolidated financial statements for a detailed discussion of 2017 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date hereof. Taking into account the prior grants of stock options and stock awards under the Incentive Plan (none of which have been granted as of December 31, 2017), all such shares are remaining to be issued under the Incentive Plan.

The Incentive Plan is administered by: (i) our board, (ii) a committee of our board appointed for that purpose; or (iii) if no such committee is appointed, our board’s compensation committee (in any case, the “Administrator"). The Administrator may appoint agents to assist it in administering the Incentive Plan. The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan. Such delegation may be revoked at any time. All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

The Incentive Plan became effective upon its approval by our shareholders and continues in effect for a term of ten years thereafter unless amended and extended by us or unless earlier terminated. The individuals and number of persons who may be selected to participate in the plan in the future is at the discretion of the Administrator and, therefore, are not determinable at this time. Likewise, the number of stock options, stock awards and stock appreciation rights that will be granted to eligible participants pursuant to the plan are not determinable at this time.

The Administrator may grant a stock option or provide for the grant of a stock option either from time to time in the discretion of the Administrator or automatically upon the occurrence of events specified by the Administrator, including the achievement of performance goals or the satisfaction of an event or condition within the control of the participant or within the control of others. Each option agreement must contain provisions regarding (i) the number of shares of common stock that may be issued upon exercise of the option; (ii) the type of option; (iii) the exercise price of the shares and the means of payment for the shares; (iv) the term of the option; (v) such terms and conditions on the vesting or exercisability of the option as may be determined from time to time by the Administrator; (vi) restrictions on the transfer of the option and forfeiture provisions; and (vii) such further terms and conditions not inconsistent with the plan as may be determined from time to time by the Administrator. Unless otherwise specifically determined by the Administrator or otherwise set forth in the Incentive Plan, the vesting of an option will occur only while the participant is employed or rendering services to us or one of our subsidiaries, and all vesting will cease upon a participant’s termination of employment for any reason.

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2017 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2017, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

The Administrator may grant cumulative performance vested options. Performance will be tied to cumulative cash flow in amounts to be determined for periods to be determined.

The Administrator may issue other options based upon the following performance criteria either individually, alternatively, or in any combination, applied to either us as a whole or to a business unit, subsidiary, or business segment, either individually, alternatively, or in any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, to previous years’ results or to a designated comparison group, in each case as specified by the Administrator: (i) cash flow; (ii) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings); (iii) earnings per share; (iv) growth in earnings or earnings per share; (v) stock price; (vi) return on equity or average shareholders’ equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net operating income; (xiv) operating profit or net operating profit; (xv) operating margin; (xvi) return on operating revenue; (xvii) market share; (xviii) overhead or other expense reduction; (xix) growth in shareholder value relative to the moving average of the S&P 500 Index or a peer group index; (xx) strategic plan development and implementation; and (xxi) any other similar criteria.

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

In the event there is a change in control of the Company, as determined by our board, our board may, in its discretion: (i) provide for the assumption or substitution of, or adjustment to, each outstanding award; (ii) accelerate the vesting of awards and terminate any restrictions on cash awards or stock awards; and (iii) provide for the cancellation of awards for a cash payment to the participant.

Our prior omnibus incentive plan (the “Prior Plan”) was adopted by our shareholders at our 2007 annual shareholder meeting on June 26, 2007.  The Prior Plan expired on June 26, 2017.  Under the Prior Plan, we were authorized to issue 2,670,000 shares of our common stock. Through the expiration of the Prior Plan, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan.

Federal Income Tax Consequences of the Incentive Plan

Upon the exercise of a non-qualified stock option, a participant in the Incentive Plan will realize income in the year of exercise equal to the difference between the exercise price and the value of the shares acquired, and we may deduct an amount equal to the income recognized by the participant, subject to the limits under applicable laws. We will not receive a tax deduction at the time of a grant or exercise of an incentive stock option, and no income is recognized by a participant when an incentive stock option is granted or exercised. When an incentive stock option is exercised, the difference between fair market value at the date of exercise and the exercise price will be an item of adjustment for purposes of calculating the participant's alternative minimum tax for the year of exercise.

If the shares of our common stock acquired upon exercise of an incentive stock option are disposed of after the later of two years from the date of option grant or one year after the transfer of the shares to the participant (the "holding period"), any gain or loss upon disposition of the shares will be treated for federal income tax purposes as long-term capital gain or loss, as the case may be. A disposition includes a sale, exchange, gift or other transfer of legal title. In general, a participant's basis in the shares of our common stock received upon exercise of an incentive option will be the exercise price paid by him or her for the shares. If the option shares are disposed before the expiration of the holding period, all or part of any gain will be characterized as ordinary income depending upon the relative amount of the sale price of the shares as compared with the exercise price of the shares. The amount of ordinary income realized by an employee in a sale or exchange for which a loss would be recognized is limited to the excess of the amount realized on the sale or exchange over the stock's adjusted basis.

Ordinary income received on account of a disposition of shares within the holding period will be taxable as additional compensation, and we may treat that income as a deductible expense for federal income tax purposes.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2017.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (d)	Awards (d)	Compensation (b)	Total
Paul A. Novelly	2017	$-	$-	$108	$-	$-	$108
Chairman and Chief executive	2016	$-	$-	$999	$-	$-	$999
officer FutureFuel Corp.	2015	$-	$-	$995	$-	$33	$1,028
Samuel W. Dortch (a) (e)	2017	$214	$88	$-	$-	$21	$323
Executive vice president and general manager,	2016	$203	$100	$-	$-	$19	$322
FutureFuel Chemical Company	2015	$220	$92	$-	$-	$19	$331
Rose M. Sparks (a)	2017	$170	$88	$-	$-	$24	$282
Chief financial officer, principal financial	2016	$161	$100	$-	$-	$17	$278
officer, and treasurer, FutureFuel Corp.	2015	$170	$75	$-	$-	$17	$262
Paul M. Flynn (a) (c)	2017	$213	$88	$342	$-	$22	$665
Executive vice president of business and marketing,	2016	$218	$100	$292	$-	$14	$624
FutureFuel Chemical Company	2015	$218	$92	$245	$-	$19	$574
Tom McKinlay (a)	2017	$264	$88	$-	$-	$13	$365
Chief operating officer
FutureFuel Chemical Company

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

For Mr. Novelly, includes director fees; for all others, includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy.

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

(e)	Mr. Dortch retired from the Company on December 31, 2017.

Grants of Plan-Based Awards

No stock options or stock awards were granted under an incentive plan to executive officers in 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2017 with respect to our executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Sam W.	5,000	-	-	11.34	12/2/2019	-	-	-	-
Dortch (b) (c)
Rose M.	5,000	-	-	11.34	12/2/2019	-	-	-	-
Sparks (b )
Paul M.	-	-	-	-		25,000	352	-	-
Flynn (a )

(a)

The company issued restricted stock awards to Mr. Flynn on September 2, 2014. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136, with 20% recognized immediately.

(b)

The option awards to Mrs. Sparks and Mr. Dortch that expire on December 2, 2019 vest annually over three years and have an exercise price equal to the mean between the highest and lowest quoted sales prices for the company’s common stock as of the grant date. For a discussion of assumptions to estimate fair value, see Note 13 to our consolidated financial statements.

(c)	Mr. Dortch retired from the Company on December 31, 2017

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2017 and stock awards that vested in 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Paul A. Novelly (a)	0	0	83,333	1,356
Paul M. Flynn (a)(b)	0	0	25,000	342

(a)

The company issued restricted stock awards to Messrs. Novelly and Flynn on May 9, 2014 and September 2, 2014, respectively. Mr. Novelly’s 250,000 share award vested in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and will be recognized into expense equally over those three years. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136, with 20% recognized immediately.

(b)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested in 2017. In 2017, 8,300 shares were withheld in payment of tax liability.

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

Upon a termination of Mr. Flynn’s employment for death or disability, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares. Had such a termination occurred on December 31, 2017, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $352 based on the closing price of our shares of $14.07 on January 2, 2018 (the next trading day).

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate full vesting of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2017, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $352 based on the closing price of our shares of $14.07 on January 2, 2018 (the next trading day), $109 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) an immediate vesting of 50% of the balance of his remaining unvested restricted shares; (ii) payment of his base salary for a period of six months; and (iii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2017, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $176 based on the closing price of our shares of $14.07 on January 2, 2018 (the next trading day), $109 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon a change of control, as defined in the employment agreement, Mr. Flynn would be entitled to an immediate full vesting of his remaining unvested restricted shares plus payment of the amount, if any, by which $2,500 exceeds the value of the restricted shares at the time of the change in control. Had such a termination occurred on December 31, 2017, Mr. Flynn would have been able to receive accelerated vesting of restricted shares worth $352 based on the closing price of our shares of $14.07 on January 2, 2018 (the next trading day), plus a cash payment of $741.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2017, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure for 2018.

The following is the compensation our directors earned for 2017.

					Change in
	Fees				Pension Value
	Earned	Stock	Option	Non-Equity	and Non-Qualified	All Other
	or Paid in	Awards	Awards	Incentive Plan	Deferred	Compensation
	Cash			Compensation	Compensation		Total
Director	($)	($)	($)	($)	Earnings ($)	($)	($)
Paul A. Novelly (a)	0	108	0	0	0	0	108
Edwin A. Levy	45	0	0	0	0	0	45
Paul G. Lorenzini(b)	32	0	0	0	0	0	32
Donald C. Bedell	49	0	0	0	0	0	49
Paul M. Manheim	48	0	0	0	0	0	48
Dale E. Cole	37	0	0	0	0	0	37
Terrance C.Z. Egger	35	0	0	0	0	0	35
Jeffrey L. Schwartz	34	0	0	0	0	0	34

(a)

The company issued 250,000 restricted stock awards to Mr. Novelly on May 9, 2014. Mr. Novelly’s 250,000 share award vested in three annual installments on the first, second, and third anniversaries of the grant date as service to the company is fulfilled. The total expense for the reward was $4,195 and was recognized into expense equally over those three years.

(b)	Deceased November 30, 2017.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2017 with respect to our directors.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dale E. Cole (a)	10,000	0	0	13.99	12/18/2020	0	0	0	0
Terrance C.Z. Egger(a)	10,000	0	0	13.99	12/18/2020	0	0	0	0
Jeffrey L. Schwartz (a)	10,000	0	0	13.99	12/18/2020	0	0	0	0

(a)

In December 2015, we granted a total of 30,000 stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on December 18, 2020. Please see Note 13 to our consolidated financial statements for a discussion of the company’s plan- based awards.

Pay Ratio Disclosure

This section provides the annual ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s principal executive officer (“PEO”) is Mr. Paul A. Novelly. The purpose of this disclosure is to provide a measure of the equitability of pay within the organization.  The Company believes its compensation philosophy and process yield an equitable result.

Median Employee total annual compensation   $ 58,480

Mr. Paul A. Novelly (‟PEO”) total annual compensation   $ 108,000

Ratio of PEO to Median Employee Compensation 1.8:1.0

In determining the median employee, a listing was prepared of all employees as of December 31, 2017.  Employees’ actual gross wages and salaries were used for the full year of 2017.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2017 the Company employed 592 persons of which 388 were operations roll.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2017 were Donald C. Bedell, Terrance C.Z. Egger, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2017 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, Mr. Levy (one of our directors and a member of our compensation committee), Mr. Bedell (one of our directors and the chair of our compensation committee), and Mr. Manheim (one of our directors and the chair of the audit committee) are directors of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. World Point Terminals, Inc. does not have a separate compensation committee.

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2017, we issued no options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is plan is as of December 31, 2017.

	Number of securities		Weighted-average		Number of securities
	to be issued upon		exercise price of		remaining available for future
	exercise of		outstanding options,		issuance under equity
Plan Category	outstanding options,		warrants and rights		compensation plans (excluding
	warrants and rights				securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	70,000	(*)	$12.48	(*)	4,374,167

(*)Granted pursuant to a prior separate omnibus incentive plan (the “Prior Plan”), which was adopted by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  The Prior Plan expired on June 26, 2017.  Under the Prior Plan, we were authorized to issue 2,670,000 shares of our common stock. Through the expiration of the Prior Plan, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan.

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,741,670 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 16, 2018.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.52%
Edwin A. Levy (b)	288,750	*
Paul M. Flynn	51,700	*
Donald C. Bedell (c)	58,650	*
Rose M. Sparks	13,124	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	2,000	*
Dale E. Cole	350	*
Jeffrey L. Schwartz	0	*
Tom McKinlay	0	*
All directors and executive officers	18,152,777	41.50%

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

(c)

Includes 2,400 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,453 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,400 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 51,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary. Includes 200 shares of common stock owned by the Charlie Cash Bedell Trust, a trust established by Mr. Bedell for his grandson as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. We also may reimburse Apex Oil Company, Inc. for certain legal, trading and administrative services. The dollar amounts of such transactions and other related party transactions are detailed in Note 19 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our website ( http://futurefuelcorporation.com/). All of the agreements described above in this Item 13 have been approved by a majority of the disinterested members of our board of directors.

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries. This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code. This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011 and January 1, 2016, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our website ( http://futurefuelcorporation.com/). Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2017 and 2016, we incurred $280 and $270, respectively for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2017 and 2016, we incurred $12 and $12, respectively, for each year’s employee benefit plan audit procedures from RubinBrown LLP.

Tax Fees

During fiscal 2017 and 2016, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2017 or 2016.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2017 and 2016 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015.

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

10.5.

Credit Agreement dated April 16, 2015 between FutureFuel Corp. and FutureFuel Chemical Company as borrowers, and certain of FutureFuel’s other subsidiaries, as guarantors, and the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent (incorporated by reference to Exhibit No. 10.20 to Form 10-Q filed May 11, 2015)

10.6.

Pledge and Security Agreement dated April 16, 2015 between FutureFuel Corp. and its subsidiaries and Regions Bank as collateral agent (incorporated by reference to Exhibit No. 10.21 to Form 10-Q filed May 11, 2015)

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

10.11.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed November 6, 2014)

10.11.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 6, 2014)

10.11.3	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26, 2017)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

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

Date: March 16, 2018