Form 10-Q
period 2018-03-31
FutureFuel Corp.
filed 2018-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2018: 43,741,670

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of March 31, 2018, our audited consolidated balance sheet as of December 31, 2017, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2018 and 2017, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(Dollars in thousands)

	(Unaudited)
	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$135,393	$114,627
Accounts receivable, inclusive of the blenders' tax credit of $42,428 and $0 and net of allowances for bad debt of $0 and $0, at March 31, 2018 and December 31, 2017, respectively	62,840	21,973
Accounts receivable – related parties	2,242	165
Inventory	59,525	43,754
Income tax receivable	5,143	6,937
Prepaid expenses	1,406	1,660
Prepaid expenses – related parties	12	12
Marketable securities	97,179	120,699
Deferred financing costs	144	144
Other current assets	1,247	387
Total current assets	365,131	310,358
Property, plant and equipment, net	107,395	109,735
Intangible assets	1,408	1,408
Deferred financing costs	144	180
Other assets	3,953	3,882
Total noncurrent assets	112,900	115,205
Total Assets	$478,031	$425,563
Liabilities and Stockholders’ Equity
Accounts payable	$35,040	$18,396
Accounts payable – related parties	2,577	1,183
Deferred revenue – short-term	5,858	2,736
Dividends payable	7,874	10,498
Accrued expenses and other current liabilities	7,468	2,468
Total current liabilities	58,817	35,281
Deferred revenue – long-term	18,370	16,522
Other noncurrent liabilities	1,122	1,115
Noncurrent deferred income tax liability	17,429	21,049
Total noncurrent liabilities	36,921	38,686
Total liabilities	95,738	73,967
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,741,670 and 43,741,670, issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	4
Accumulated other comprehensive income	3,847	8,433
Additional paid in capital	282,071	281,964
Retained earnings	96,371	61,195
Total stockholders’ equity	382,293	351,596
Total Liabilities and Stockholders’ Equity	$478,031	$425,563

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months Ended March 31, 2018 and 2017

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2018	2017
Revenue	$54,943	$53,648
Revenues – related parties	804	463
Cost of goods sold	12,139	44,154
Cost of goods sold – related parties	4,729	2,898
Distribution	1,319	889
Distribution – related parties	53	40
Gross profit	37,507	6,130
Selling, general, and administrative expenses
Compensation expense	1,275	1,264
Other expense	410	580
Related party expense	73	56
Research and development expenses	1,182	755
	2,940	2,655
Income from operations	34,567	3,475
Interest and dividend income	1,992	1,723
Interest expense	(43)	(43)
Gain/(loss) on marketable securities	1,375	(131)
Other expense	-	(31)
	3,324	1,518
Income before income taxes	37,891	4,993
(Benefit)/provision for income taxes	(2,463)	1,597
Net income	$40,354	$3,396

Earnings per common share
Basic	$0.92	$0.08
Diluted	$0.92	$0.08
Weighted average shares outstanding
Basic	43,716,670	43,616,636
Diluted	43,722,194	43,622,843

Comprehensive Income
Net income	$40,354	$3,396
Other comprehensive income from unrealized net gain on available-for-sale securities	(5,818)	2,886
Income tax effect	1,232	(1,011)
Total unrealized (loss)/gain, net of tax	(4,586)	1,875
Comprehensive income	$35,768	$5,271

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2018	2017
Cash flows provided by operating activities
Net income	$40,354	$3,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,756	2,896
Amortization of deferred financing costs	36	36
Benefit for deferred income taxes	(2,388)	(1,761)
Change in fair value of derivative instruments	(1,789)	1,202
Other than temporary impairment of marketable securities	286	177
Gain on the sale of investments	(1,661)	(46)
Stock based compensation	107	477
Losses on disposals of fixed assets	5	31
Noncash interest expense	7	6
Changes in operating assets and liabilities:
Accounts receivable	(40,867)	4,511
Accounts receivable – related parties	(2,077)	(2,251)
Inventory	(15,764)	218
Income tax receivable	1,794	3,406
Prepaid expenses	254	151
Prepaid expenses – related parties	-	(11)
Accrued interest on marketable securities	25	13
Other assets	(68)	(8)
Accounts payable	16,644	(5,418)
Accounts payable – related parties	1,394	371
Accrued expenses and other current liabilities	5,000	1,385
Accrued expenses and other current liabilities – related parties	-	(142)
Deferred revenue	(208)	(451)
Other noncurrent liabilities	-	94
Net cash provided by operating activities	3,840	8,282
Cash flows from investing activities
Collateralization of derivative instruments	901	(1,223)
Purchase of marketable securities	(5,844)	(15,818)
Proceeds from the sale of marketable securities	24,921	7,884
Capital expenditures	(428)	(898)
Net cash provided by/(used in) investing activities	19,550	(10,055)
Cash flows from financing activities
Payment of dividends	(2,624)	(102,813)
Net cash used in financing activities	(2,624)	(102,813)
Net change in cash and cash equivalents	20,766	(104,586)
Cash and cash equivalents at beginning of period	114,627	199,272
Cash and cash equivalents at end of period	$135,393	$94,686

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2017 audited consolidated financial statements and should be read in conjunction with the 2017 audited consolidated financial statements of FutureFuel.

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

2 )	REINSTATEMENT OF THE BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel blenders’ tax credit (“BTC”) provides a $1.00 per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When in effect, FutureFuel is the blender of record and recognizes the credit as a reduction to cost of goods sold.  The BTC expired on December 31, 2016 and was not reinstated for 2017 until it was signed into law as part of The Bipartisan Budget Act of 2018 passed by Congress on February 9, 2018.  As this act was passed into law in 2018, FutureFuel recognized a receivable of $42,428 as of March 31, 2018 and a net estimated pretax benefit from the reinstatement in the biofuels segment of $28,869 (a reduction in sales revenue of $13,559 for customer rebates ("BTC Rebates") upon reinstatement and a reduction in cost of goods sold of $42,428). The gallons related to this credit were sold in the twelve months ended December 31, 2017.

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a benefit in the tax provision in the three months ended March 31, 2018.

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for 2018.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

3 )	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2018	December 31, 2017
At average cost (approximates current cost)
Finished goods	$25,947	$22,998
Work in process	1,642	1,735
Raw materials and supplies	39,727	27,143
	67,316	51,876
LIFO reserve	(7,791)	(8,122)
Total inventory	$59,525	$43,754

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was no LCM adjustment in the three months ended March 31, 2018.  For the three months ended March 31, 2017, the LCM adjustment was $955.

4 )	DERIVATIVE INSTRUMENTS

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a loss of $162 and a gain of $1,279 for the three months ended March 31, 2018 and 2017, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	March 31, 2018		December 31, 2017
	Quantity (contracts) Short	Fair Value	Quantity (contracts) Short	Fair Value
Regulated options, included in other current assets	100	$(57)	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	404	$(582)	-	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,759 and $2,660 at March 31, 2018 and December 31, 2017, respectively, and is classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5 )	MARKETABLE SECURITIES

At March 31, 2018 and December 31, 2017, FutureFuel had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated these securities as being available-for-sale. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity.

FutureFuel’s marketable securities were comprised of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$31,734	$4,891	$(597)	$36,028
Preferred stock	53,072	3,328	(258)	56,142
Trust preferred securities	3,147	56	(4)	3,199
Exchange traded debt instruments	1,702	118	(10)	1,810
Total	$89,655	$8,393	$(869)	$97,179

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity instruments	$50,374	$9,709	$(715)	$59,368
Preferred stock	52,134	4,092	(16)	56,210
Trust preferred securities	3,147	114	-	3,261
Exchange traded debt instruments	1,702	158	-	1,860
Total	$107,357	$14,073	$(731)	$120,699

The aggregate fair value of instruments with unrealized losses totaled $19,470 and $14,103 at March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31, 2017, FutureFuel had investments in marketable securities, with a total value of $4,357 and $2,903, respectively, that were in an unrealized loss position for a greater than 12-month period. The unrealized loss position for those securities was $143 and $124, respectively.  Those loss positions represented a minimal reduction for the securities and are expected to fully recover given changes in market value.

6 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2018	December 31, 2017
Accrued employee liabilities	$5,162	$976
Accrued property, franchise, motor fuel and other taxes	1,921	1,387
Other	385	105
Total	$7,468	$2,468

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of March 31, 2018.

There were no borrowings under this credit agreement at March 31, 2018 or December 31, 2017.

8 )	PROVISION/(BENEFIT) FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended March 31,
	2018		2017
(Benefit)/provision for income taxes	$(2,463)		$1,597
Effective tax rate	(6.5%	)	32.0%

The effective tax rate for the three months ended March 31, 2018 reflects our expected tax rate on reported operating income before income tax including the positive effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the three months ended March 31, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018. This rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Unrecognized tax benefits totaled $0 at March 31, 2018 and December 31, 2017.

FutureFuel records interest and penalties, net, as a component of income tax expense. At March 31, 2018 and December 31, 2017, FutureFuel recorded $0 in accruals for interest or tax penalties.

9 )	EARNINGS PER SHARE

The Company computes earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The Company had no other participating securities at March 31, 2018 or 2017.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended March 31, 2018 or 2017 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended March 31,
	2018	2017
Numerator:
Net income	$40,354	$3,396
Less: distributed earnings allocated to non-vested stock	-	-
Less: undistributed earnings allocated to non-vested restricted stock	(23)	(10)
Numerator for basic earnings per share	$40,331	$3,386
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	23	10
Less: undistributed earnings reallocated to non-vested restricted stock	(23)	(10)
Numerator for diluted earnings per share	$40,331	$3,386
Denominator:
Weighted average shares outstanding – basic	43,716,670	43,616,636
Effect of dilutive securities:
Stock options and other awards	5,524	6,207
Weighted average shares outstanding – diluted	43,722,194	43,622,843

Basic earnings per share	$0.92	$0.08
Diluted earnings per share	$0.92	$0.08

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended  March 31, 2018 and 2017 because they were anti-dilutive in the periods. The weighted average number of options excluded on this basis was 30,000 and 30,000 for the three months ended March 31, 2018, and 2017, respectively.

10 )	SEGMENT INFORMATION

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

	Three months ended March 31,
	2018	2017
United States	$55,266	$53,415
All Foreign Countries	481	696
Total	$55,747	$54,111

 Revenues from a single foreign country during the three months ended March 31, 2018 and 2017 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended March 31,
	2018	2017
Revenue
Custom chemicals	$23,420	$21,952
Performance chemicals	5,661	4,405
Chemicals revenue	29,081	26,357
Biofuels revenue	26,666	27,754
Total Revenue	$55,747	$54,111

Segment gross profit
Chemicals	$7,556	$7,009
Biofuels	29,951	(879)
Total gross profit	37,507	6,130
Corporate expenses	(2,940)	(2,655)
Income before interest and taxes	34,567	3,475
Interest and other income	3,367	1,723
Interest and other expense	(43)	(205)
Benefit/(provision) for income taxes	2,463	(1,597)
Net income	$40,354	$3,396

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

11 )	FAIR VALUE MEASUREMENTS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2018 and December 31, 2017.

			Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(639)	$(639)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$97,179	$97,179	$-	$-

			Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(2,428)	$(2,428)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$120,699	$120,699	$-	$-

12 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended  March 31, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
For the three months ended March 31, 2018 and 2017
(net of tax)
	2018	2017
Balance at January 1	$8,433	$3,540
Other comprehensive income/(loss) before reclassifications	(3,501)	1,790
Amounts reclassified from accumulated other comprehensive income	(1,085)	85
Net current-period other comprehensive income/(loss)	(4,586)	1,875
Balance at March 31	$3,847	$5,415

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three months ended March 31, 2018 and 2017:

Reclassifications from Accumulated Other
Comprehensive Income for the three months ended:
March 31,
	2018	2017	Affected Line Item in Statement of Operations
Unrealized gains/(losses) on available-for-sale securities	$1,375	$(131)	Gain/(loss) on marketable securities
Total before tax	1,375	(131)
Tax (provision)/benefit	(290)	46
Total reclassifications	$1,085	$(85)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

13 )	LEGAL MATTERS

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

14 )	RELATED PARTY TRANSACTIONS

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

15 )	INTANGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of March 31, 2018 and December 31, 2017. FutureFuel tests the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

16 )	RECENTLY ISSUED ACCOUNTING STATEMENTS

The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the FASB:
Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income.

The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act passed by congress on December 22, 2017 and certain disclosures related to those stranded tax effects.

		Annual periods beginning after December 15, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of this standard. The Company plans to adopt the standard on or before January 1, 2019.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

17) REVENUE RECOGNITION

On January 1, 2018, FutureFuel adopted ASU 2014-09 Revenue Recognition (“Topic 606”). Under this standard, FutureFuel recognizes revenue when performance obligations of the sale are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. Under the previous revenue recognition accounting standard (“Topic 605”), FutureFuel recognized revenue upon the transfer of title and risk of loss, generally upon shipment or delivery of goods, although some revenue was recognized on a bill and hold basis.

A select number of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by Topic 606 as a result of upfront payments provided by customers.  Each contract also has a performance obligation to transfer products with 30-day payment terms.  FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup.  FutureFuel has applied the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimated the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate will be updated quarterly on a prospective basis.  In applying the cumulative effect of Topic 606 as of January 1, 2018, FutureFuel recorded a gross reduction to opening retained earnings of $6,900 and a net of tax reduction of $5,178.  Additionally, the adoption of Topic 606 resulted in one contract recognizing revenue on a bill and hold basis, whereas under Topic 605 it was recognized at point of shipment.  The adoption of Topic 606 also increased short term deferred revenue $3,251 and long term deferred revenue $3,293 and reduced inventory $356 as of January 1, 2018.

The majority of our revenue is from short term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied. Accordingly, FutureFuel recognizes revenue when control is transferred to the customer, which is when products are considered to meet customer specification and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery, however, for certain contracts, this occurs upon delivery of the material to a FutureFuel storage location, ready for customer pickup and separated from other FutureFuel inventory. Revenue is measured as the amount of consideration FutureFuel expects to receive in exchange for transferring products and is generally based upon a negotiated price. FutureFuel sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 3 to 10 days for biofuel segment customers.  For these short term contracts, there was no material change in recognizing revenue under Topic 606 and Topic 605.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill and hold arrangements.  The contract assets are recorded as accounts receivable on the consolidated balance sheet. Contract liabilities consist of advance payments related to material rights. These amounts were historically recorded as deferred revenue which primarily related to upfront capital payments. The contract liabilities are recorded as deferred revenue in the consolidated balance sheets and are reduced as FutureFuel transfers product to the customer under the renewal option approach.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

These contract assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities for the three months ended March 31, 2018.  There were no contract assets recognized under Topic 605:

Contract assets - short-term

Beginning balance at January 1, 2018	$505
Additions	651
Reductions	(505)
Ending balance at March 31, 2018	$651

Contract Liabilities
	As Reported Under Topic 606			Under Prior Standard Topic 605			Change
	Current	Long-term	Total	Current	Long-term	Total	Current	Long-term	Total
Beginning balance at January 1, 2018	$5,780	$15,233	$21,013	$2,529	$11,940	$14,469	$3,251	$3,293	$6,544
Revenue recognized	(130)	(1,390)	(1,520)	-	(632)	(632)	(130)	(758)	(888)
Ending balance at March 31, 2018	$5,650	$13,843	$19,493	$2,529	$11,308	$13,837	$3,121	$2,535	$5,656

Transaction price allocated to the remaining performance obligations

As of March 31, 2018, approximately $19,493 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years.  Approximately 27% of this revenue is expected to be recognized over the next 12 months, and 73% is expected to be recognized between one and 5 years.  These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less (one-time services); and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of revenue - contractual and non-contractual
	Three months ended March 31,
	2018	2017(a)
Contract revenue - long-term	$15,250	$13,954
Contract revenue - short-term	54,041	40,115
Deferred revenue amortization	55	42
BTC rebate	(13,599)	-
Total revenue	$55,747	$54,111

Timing of revenue
	Three months ended March 31,
	2018	2017(a)
Bill and hold revenue	$7,521	$4,498
Non-bill and hold revenue	48,226	49,613
Total revenue	$55,747	$54,111

(a) Prior periods have not been adjusted under the modified retrospective method for Topic 606.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

For both long term and short term contracts, FutureFuel has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of goods sold and distribution. FutureFuel has elected to exclude from net sales any taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which FutureFuel historically recorded shipping and handling fees and taxes.

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated statement of operations and comprehensive income for the three months ended March 31, 2018.

	Balances Without Adoption of Topic 606	Adjustments	As Reported

Revenue	$53,404	$1,539	$54,943
Cost of goods sold	12,029	110	12,139
Gross profit	36,078	1,429	37,507
Income from operations	33,138	1,429	34,567
Income before income taxes	36,462	1,429	37,891
(Benefit)/provision for income taxes	(2,763)	300	(2,463)
Net income	$39,225	$1,129	$40,354
Basic earnings per share	$0.90	$0.02	$0.92
Diluted earnings per share	$0.90	$0.02	$0.92
Comprehensive income	$34,639	$1,129	$35,768

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated balance sheet which has been adjusted for the adoption of Topic 606 as of March 31, 2018.

	Balances without
	Adoption of Topic 606	Adjustments	As Reported

Accounts receivable	$62,189	$651	$62,840
Inventory	59,990	(465)	59,525
Income tax receivable	5,132	11	5,143
Total current assets	364,933	197	365,130
Total assets	477,834	197	478,031
Deferred revenue - short term	2,737	3,121	5,858
Total current liabilities	55,696	3,121	58,817
Deferred revenue - long-term	15,835	2,535	18,370
Noncurrent deferred income tax liability	18,839	(1,410)	17,429
Total noncurrent liabilities	35,796	1,125	36,921
Total liabilities	91,492	4,246	95,738
Retained earnings	100,420	(4,049)	96,371
Total stockholders’ equity	386,342	(4,049)	382,293
Total liabilities and stockholders’ equity	$477,834	$197	$478,031

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table summarizes the impacts of our adoption of Topic 606 on the Company’s consolidated statement of cash flows for the three months ended March 31, 2018:

	Balances without
	Adoption of Topic 606	Adjustments	As Reported

Change in net income	$39,225	$1,129	$40,354
Benefit for deferred income taxes	(978)	(1,410)	(2,388)
Changes in operating assets and liabilities:
Accounts receivables	(40,216)	(651)	(40,867)
Inventory	(16,229)	465	(15,764)
Income tax receivable	1,805	(11)	1,794
Deferred revenue	(686)	478	(208)
Net cash provided by operating activities	$3,840	$-	$3,840

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended March 31,
			Dollar	%
	2018	2017	Change	Change
Revenues	$55,747	$54,111	$1,636	3.0%
Income from operations	$34,567	$3,475	$31,092	894.7%
Net income	$40,354	$3,396	$36,958	1088.3%
Earnings per common share:
Basic	$0.92	$0.08	$0.84	1050.0%
Diluted	$0.92	$0.08	$0.84	1050.0%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$361	$842	$(481)	(57.1%)
Adjusted EBITDA	$37,597	$5,569	$32,028	575.1%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended March 31,
	2018	2017
Adjusted EBITDA	$37,597	$5,569
Depreciation	(2,756)	(2,896)
Non-cash stock-based compensation	(107)	(477)
Interest and dividend income	1,992	1,723
Non-cash interest expense	(43)	(43)
Losses on disposal of property and equipment	(5)	(31)
Gains/(losses) on derivative instruments	(162)	1,279
Gains/(losses) on marketable securities	1,375	(131)
Income tax benefit/(expense)	2,463	(1,597)
Net income	$40,354	$3,396

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Three months ended March 31,
	2018	2017
Adjusted EBITDA	$37,597	$5,569
Benefit for deferred income taxes	(2,388)	(1,761)
Interest and dividend income	1,992	1,723
Income tax benefit/(expense)	2,463	(1,597)
Gains/(losses) on derivative instruments	(162)	1,279
Change in fair value of derivative instruments	(1,789)	1,202
Changes in operating assets and liabilities, net	(33,873)	1,868
Other	-	(1)
Net cash provided by operating activities	$3,840	$8,282

Results of Operations

Consolidated

	Three months ended March 31,
			Change
	2018	2017	Amount	%

Revenues	$55,747	$54,111	$1,636	3.0%
Volume/product mix effect			$6,603	12.2%
Price effect			$(4,967)	(9.2%)

Gross profit	$37,507	$6,130	$31,377	511.9%

Consolidated sales revenue in the three months ended March 31, 2018 increased $1,636, compared to the three months ended March 31, 2017. This increase primarily resulted from increased sales volumes and prices in the chemical and biofuels segments, mostly offset by the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018, which is presented as a price effect. Please see Note 2 for additional discussion.

Gross profit in the three months ended March 31, 2018 increased $31,377, compared to the three months ended March 31, 2017. This increase was primarily from the biofuel segment as the result of the BTC which expired on December 31, 2016 and was retroactively reinstated for 2017 (but, not beyond 2017) on February 9, 2018 resulting in the benefit being recognized in 2018. Also benefiting gross profit was increased sales volumes in both the chemicals and biofuels segments.

Gross profit was favorably impacted in the three months ended March 31, 2018, as compared to the prior year period, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $331 in the three months ended March 31, 2018 and reduced gross profit $1,877 in the three months ended March 31, 2017.  This change in LIFO resulted in a lower of cost or market adjustment of $955 in the three months ended March 31, 2017 and no such adjustment was necessary in the three months ended March 31, 2018. Please see Note 3 for additional discussion.

Gross profit was negatively impacted by the change in the unrealized and realized activity in derivative instruments with a loss of $162 in the three months ended March 31, 2018, as compared to a gain of $1,279, in the prior year period.

Operating Expenses

Operating expenses increased from $2,655 to $2,940 or $285 in the three months ended March 31, 2018, as compared to the three months ended March 31, 2017.  This increase was primarily from an increase in accrued research and development compensation expense.

Provision/(Benefit) for Income Taxes

The effective tax rate for the three months ended March 31, 2018 reflects our expected tax rate on reported operating income before income tax including the favorable effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the three months ended March 31, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018. This rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018.

Unrecognized tax benefits totaled $0 at both March 31, 2018 and December 31, 2017.

Net Income

Net income for the three months ended March 31, 2018 increased $36,958 as compared to the same period in 2017. The increase resulted from the benefit of tax credits and incentives not in effect in the three months ended March 31, 2017 and a 14% reduction in the federal statutory tax rate. Additionally, the adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting benefited net income in the three months ended March 31, 2018. In comparison, this adjustment negatively impacted net income in the three months ended March 31, 2017.

Chemicals Segment

	Three months ended March 31,
			Change
	2018	2017	Amount	%

Revenues	$29,081	$26,357	$2,724	10.3%
Volume/product mix effect			$1,361	5.2%
Price effect			$1,363	5.2%

Gross profit	$7,556	$7,009	$547	7.8%

Sales revenue in the three months ended March 31, 2018 increased by $2,724 compared to the three months ended March 31, 2017. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2018 totaled $23,420, an increase of $1,468 from the comparable period in 2017. This increase was attributed to increased sales volumes in the agrochemical and energy markets and the change in the recognition of contract liabilities in deferred revenue for a few custom chemical contracts from the adoption of ASC 606. See Note 17 for additional discussion. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $5,661 in the three months ended March 31, 2018, an increase of $1,256 from the three months ended March 31, 2017. This increase was primarily from higher glycerin prices and the timing of the sales of products we campaign.

Gross profit for the chemicals segment for the three months ended March 31, 2018 increased by $547 when compared to the three months ended March 31, 2017. This increase was driven in part by higher volumes in the agrochemical and energy markets, an increase in recognition of contract liabilities in deferred revenue from the adoption of ASC 606, and favorable product mix, but was negatively impacted by accrued compensation.

Biofuels Segment

	Three months ended March 31,
			Change
	2018	2017	Amount	%

Revenues	$26,666	$27,754	$(1,088)	(3.9%)
Volume/product mix effect			$5,242	18.9%
Price effect			$(6,330)	(22.8%)

Gross profit	$29,951	$(879)	$30,830	(3507.4%)

Biofuels sales revenue in the three months ended March 31, 2018 decreased $1,088 when compared to the three months ended March 31, 2017. This decrease was primarily from the retroactive reinstatement of the 2017 BTC (see Note 2) which is presented as a price effect offset in part by higher volumes of biodiesel and biodiesel blends and higher average selling prices.

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions increased $184 in the three months ended March 31, 2018.

A portion of our biodiesel sold in 2018 and 2017 was to two major refiners/blenders.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended March 31, 2018 increased $30,830 when compared to the three months ended March 31, 2017. Gross profit was benefited as a result of the recognition in the first quarter of 2018 of the retroactive reinstatement of the 2017 BTC totaling $28,869. Gross profits were benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $143 in the three months ended March 31, 2018, compared to a decrease of $1,458 in the three months ended March 31, 2017. This change in LIFO resulted in a lower of cost or market adjustment of $955 in the three months ended March 31, 2017. No such adjustment impacted gross profit in the three months ended March 31, 2018. Please see Note 3 for additional discussion.

Biofuels gross profit was reduced by the change in the activity in derivative instruments in comparison to the prior year quarter with a loss of $162 as compared to a gain of $1,279 in the three months ended March 31, 2018 and 2017, respectively. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	March 31, 2018		December 31, 2017
	Number of contracts Short	Fair Value	Number of contracts Short	Fair Value
Regulated options, included in other current assets	100	$(57)	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	404	$(582)	-	$-

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

Certain long-term contracts had an upfront non-cancellable payment considered a material right. The Company applied the renewal option approach in allocating the transaction price to the material right. For each of these contracts the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate will be updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. Please see Note 17 for additional discussion.

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written master service agreements. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. All of our products are tested for quality before shipment, and historically returns have been inconsequential. We do not offer rebates, except those related to the BTC, or other warranties.

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of the RINs is not reflected in revenue until such time as the RIN sale has been completed.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for the three months ended March 31, 2018 and 2017 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $7,521 and $4,498 for the three months ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2018 and 2017 are set forth in the following chart.

	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$3,840	$8,282
Net cash used in investing activities	$19,550	$(10,055)
Net cash used in financing activities	$(2,624)	$(102,813)

Operating Activities

Cash from operating activities decreased from $8,282 of cash provided by operating activities in the first three months of 2017 to $3,840 of cash provided by operating activities in the first three months of 2018. This decrease was primarily attributable to the decrease of $45,836 and $16,118 in the change in accounts receivable and inventory, respectively, offset by the increase in net income of $34,307 and change in accounts payable, including accounts payable - related parties, of $23,543.

Investing Activities

Cash provided by investing activities increased $29,605, from cash provided by investing of $19,550 in the first three months of 2018 compared to $10,055 of cash used in the first three months of 2017. $27,011 of this change was the result of net sales of marketable securities in the first three months of 2018 compared to net purchases in the first three months of 2017. Such net sales totaled $19,077, in the first three months of 2018, compared to $7,934 in net purchases in the first three months of 2017. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Three months ended March 31,
	2018	2017
Cash paid for capital expenditures and intangibles	$428	$898
Cash received as reimbursement of capital expenditures	$(67)	$(56)
Cash paid, net of reimbursement, for capital expenditures	$361	$842

Financing Activities

Cash used in financing activities decreased to $2,624 in the first three months of 2018 from $102,813 in the first three months of 2017. This change is the result of payments of dividends on our common stock in the first three months of 2018 compared to the first three months of 2017. The payment of dividends totaled $2,624 and $102,813 in the first three months of 2018 and 2017, respectively.

Credit Facility

Effective April 16, 2015, we entered into a new $150,000 secured committed credit facility with a syndicated group of commercial banks. On May 25, 2016, we increased the facility $15,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on April 16, 2020. See Note 7 for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2018, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in the first quarter of 2018.  In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $102,813 in the first three months of 2017.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2018, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2018 and December 31, 2017, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale.” Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments totaled $97,179 and $120,699 at March 31, 2018 and December 31, 2017, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at March 31, 2018 and December 31, 2017. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2018 or December 31, 2017 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2018 or 2017. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of March 31, 2018 and December 31, 2017, the fair values of our derivative instruments were a net liability in the amount of $639 and $2,428, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2018. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

                                   (Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	100,829	LB	10%	$2,743	7.3%
Methanol	44,032	LB	10%	$784	2.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2018. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2018 or December 31, 2017 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2018 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Report for the year ended December 31, 2017 filed with the SEC on March 16, 2018.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2017 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 10, 2018

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 10, 2018