Form 10-Q
period 2018-06-30
FutureFuel Corp.
filed 2018-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2018: 43,742,677

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of June 30, 2018, our audited consolidated balance sheet as of December 31, 2017, our unaudited consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and our unaudited consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(Dollars in thousands)

	(Unaudited)
	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$199,921	$114,627
Accounts receivable, net of allowances for bad debt of $0 and $0, at June 30, 2018 and December 31, 2017, respectively	22,390	21,973
Accounts receivable – related parties	176	165
Inventory	47,521	43,754
Income tax receivable	3,481	6,937
Prepaid expenses	954	1,660
Prepaid expenses – related parties	12	12
Marketable securities	91,564	120,699
Deferred financing costs	144	144
Other current assets	789	387
Total current assets	366,952	310,358
Property, plant and equipment, net	105,098	109,735
Intangible assets	1,408	1,408
Deferred financing costs	108	180
Other assets	3,845	3,882
Total noncurrent assets	110,459	115,205
Total Assets	$477,411	$425,563
Liabilities and Stockholders’ Equity
Accounts payable	$34,712	$18,396
Accounts payable – related parties	781	1,183
Deferred revenue – short-term	5,692	2,736
Dividends payable	5,250	10,498
Accrued expenses and other current liabilities	7,052	2,468
Total current liabilities	53,487	35,281
Deferred revenue – long-term	17,142	16,522
Other noncurrent liabilities	1,129	1,115
Noncurrent deferred income tax liability	17,160	21,049
Total noncurrent liabilities	35,431	38,686
Total liabilities	88,918	73,967
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,742,677 and 43,741,670, issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	4	4
Accumulated other comprehensive income	145	8,433
Additional paid in capital	282,178	281,964
Retained earnings	106,166	61,195
Total stockholders’ equity	388,493	351,596
Total Liabilities and Stockholders’ Equity	$477,411	$425,563

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months ended June 30, 2018 and 2017

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue	$87,653	$67,972	$142,596	$121,620
Revenues – related parties	683	76	1,487	539
Cost of goods sold	73,218	60,227	85,357	104,381
Cost of goods sold – related parties	5,302	5,217	10,031	8,115
Distribution	1,498	769	2,817	1,658
Distribution – related parties	47	37	100	77
Gross profit	8,271	1,798	45,778	7,928
Selling, general, and administrative expenses
Compensation expense	846	1,030	2,121	2,294
Other expense	596	505	1,006	1,085
Related party expense	205	44	278	100
Research and development expenses	784	845	1,966	1,600
	2,431	2,424	5,371	5,079
Income/(loss) from operations	5,840	(626)	40,407	2,849
Interest and dividend income	2,153	1,991	4,145	3,714
Interest expense	(43)	(43)	(86)	(86)
Gain/(loss) on marketable securities	281	(438)	(4,088)	(569)
Other expense	(177)	(2)	(177)	(33)
	2,214	1,508	(206)	3,026
Income before income taxes	8,054	882	40,201	5,875
Provision/(benefit) for income taxes	2,003	48	(1,676)	1,645
Net income	$6,051	$834	$41,877	$4,230

Earnings per common share
Basic	$0.14	$0.02	$0.96	$0.10
Diluted	$0.14	$0.02	$0.96	$0.10
Weighted average shares outstanding
Basic	43,716,726	43,665,171	43,716,698	43,641,038
Diluted	43,720,942	43,675,688	43,721,568	43,649,400

Comprehensive Income
Net income	$6,051	$834	$41,877	$4,230
Other comprehensive income/(loss) from unrealized net
gains/(losses) on available-for-sale securities	55	3,210	(19)	6,096
Income tax effect	(12)	(1,126)	4	(2,137)
Total unrealized gain/(loss), net of tax	43	2,084	(15)	3,959
Comprehensive income	$6,094	$2,918	$41,862	$8,189

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three and Six Months ended June 30, 2018 and 2017

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2018	2017
Cash flows provided by operating activities
Net income	$41,877	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,512	5,808
Amortization of deferred financing costs	72	72
Benefit for deferred income taxes	(3,885)	(1,763)
Change in fair value of equity securities	6,412	-
Change in fair value of derivative instruments	(1,559)	318
Other than temporary impairment of marketable securities	-	177
Impairment of fixed assets	171	9
Gain on the sale of investments	(2,324)	392
Stock based compensation	214	750
Losses on disposals of fixed assets	37	77
Noncash interest expense	14	13
Changes in operating assets and liabilities:
Accounts receivable	(417)	5,613
Accounts receivable – related parties	(11)	(2,573)
Inventory	(3,767)	15,204
Income tax receivable	3,456	4,262
Prepaid expenses	706	626
Prepaid expenses – related parties	-	(7)
Accrued interest on marketable securities	(82)	(11)
Other assets	39	19
Accounts payable	16,316	(5,150)
Accounts payable – related parties	(402)	525
Accrued expenses and other current liabilities	4,584	1,370
Accrued expenses and other current liabilities – related parties	-	(142)
Deferred revenue	(1,603)	(1,972)
Other noncurrent liabilities	-	112
Net cash provided by operating activities	65,360	27,959
Cash flows from investing activities
Collateralization of derivative instruments	1,237	(34)
Purchase of marketable securities	(10,690)	(19,322)
Proceeds from the sale of marketable securities	35,718	10,268
Proceeds from the sale of fixed assets	20	-
Capital expenditures	(1,103)	(1,686)
Net cash provided by/(used in) investing activities	25,182	(10,774)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	-	(8)
Excess tax benefits associated with stock options and awards	-	(1)
Payment of dividends	(5,248)	(105,438)
Net cash used in financing activities	(5,248)	(105,447)
Net change in cash and cash equivalents	85,294	(88,262)
Cash and cash equivalents at beginning of period	114,627	199,272
Cash and cash equivalents at end of period	$199,921	$111,010

Cash paid for interest	$-	$-
Cash paid for income taxes	$759	$55

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

The biodiesel Blenders’ Tax Credit (“BTC”) provides a $1.00 per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When in effect, FutureFuel is the blender of record and recognizes the credit as a reduction to cost of goods sold.  The BTC expired on December 31, 2016 and was not reinstated for 2017 until it was signed into law as part of The Bipartisan Budget Act of 2018 passed by Congress on February 9, 2018.  As this act was passed into law in 2018, FutureFuel recognized a net estimated pretax benefit from the reinstatement in the biofuels segment of $28,869 (a reduction in sales revenue of $13,559 for customer rebates (“BTC Rebates”) upon reinstatement and a reduction in cost of goods sold of $42,428). The gallons related to this credit were sold in the twelve months ended December 31, 2017.

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a benefit in the tax provision in the three and six months ended June 30, 2018.

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for 2018.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

3 )	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2018	December 31, 2017
At average cost (approximates current cost)
Finished goods	$15,421	$22,998
Work in process	1,549	1,735
Raw materials and supplies	40,671	27,143
	57,641	51,876
LIFO reserve	(10,120)	(8,122)
Total inventory	$47,521	$43,754

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was no LCM adjustment in the three and six months ended June 30, 2018.  For the three and six months ended June 30, 2017, the LCM adjustment was $957.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a loss of $3,109 and a gain of $524 for the three months ended June 30, 2018 and 2017, respectively, and a loss of $3,271 and a gain of $1,803 for the six months ended June 30, 2018 and 2017, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	June 30, 2018		December 31, 2017
	Contract quantity Short	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	100	$(940)	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	171	$71	-	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,423 and $2,660 at June 30, 2018 and December 31, 2017, respectively, and is classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5 )	MARKETABLE SECURITIES

At June 30, 2018 and December 31, 2017, FutureFuel had investments in certain debt securities (trust preferred securities and exchange traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. Accordingly, debt securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the year ended December 31, 2017. For the six months ended, June 30, 2018, in accordance with ASC 321, the change in the fair value of equity securities was reported as (losses)/gains on marketable securities as a component of net income.

FutureFuel’s available for sale debt securities were comprised of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,429	$96	$(9)	$1,516
Trust Preferred	3,147	97	-	3,244
Total debt securities	$4,576	$193	$(9)	$4,760

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,702	$158	$-	$1,860
Trust Preferred	3,147	114	-	3,261
Total debt securities	$4,849	$272	$-	$5,121

The aggregate fair value of debt securities with unrealized losses totaled $297 at June 30, 2018, and the aggregate fair value of debt and equity securities with unrealized losses totaled $14,103 at December 31, 2017. As of June 30, 2018, FutureFuel had investments in debt securities with a total value of $168 that were in an unrealized loss position for a greater than a 12-month period. As of December 31, 2017, FutureFuel had investments in debt and equity securities with a total value of $2,903 that were in an unrealized loss position for a greater than 12-month period. The unrealized loss position for those securities was $7 and $124, respectively.  Those loss positions represented a minimal reduction for the securities and are expected to fully recover given changes in market value.

6 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2018	December 31, 2017
Accrued employee liabilities	$4,681	$976
Accrued property, franchise, motor fuel and other taxes	1,948	1,387
Other	423	105
Total	$7,052	$2,468

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of June 30, 2018.

There were no borrowings under this credit agreement at June 30, 2018 or December 31, 2017.

8 )	PROVISION/(BENEFIT) FOR INCOME TAXES

The following table summarizes the provision/(benefit) for income taxes.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018		2017
(Benefit)/provision for income taxes	$2,003	$48	$(1,676)		$1,645
Effective tax rate	24.9%	5.4%	(4.2%	)	28.0%

The effective tax rate for the three months ended June 30, 2018 and 2017 reflects our expected tax rate on reported operating income before income tax. This three-month effective rate is expected to continue for the remainder of 2018.

The effective tax rate for the six months ended June 30, 2018 reflects our expected tax rate on reported operating income before income tax including the positive effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the six months ended June 30, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018.  This rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018 and six months ended June 30, 2018.

.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Unrecognized tax benefits totaled $0 at June 30, 2018 and December 31, 2017.

FutureFuel records interest and penalties, net, as a component of income tax expense. At June 30, 2018 and December 31, 2017, FutureFuel recorded $0 in accruals for interest or tax penalties.

9 )	EARNINGS PER SHARE

The Company computes earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The Company had no other participating securities at June 30, 2018 or 2017.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month periods ended June 30, 2018 or 2017 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$6,051	$834	$41,877	$4,230
Less: distributed earnings allocated to non-vested stock	-	-	-	-
Less: undistributed earnings allocated to non-vested restricted stock	(3)	(1)	(24)	(10)
Numerator for basic earnings per share	$6,048	$833	$41,853	$4,220
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	3	1	24	10
Less: undistributed earnings reallocated to non-vested restricted stock	(3)	(1)	(24)	(10)
Numerator for diluted earnings per share	$6,048	$833	$41,853	$4,220
Denominator:
Weighted average shares outstanding – basic	43,716,726	43,665,171	43,716,698	43,641,038
Effect of dilutive securities:
Stock options and other awards	4,216	10,517	4,870	8,362
Weighted average shares outstanding – diluted	43,720,942	43,675,688	43,721,568	43,649,400

Basic earnings per share	$0.14	$0.02	$0.96	$0.10
Diluted earnings per share	$0.14	$0.02	$0.96	$0.10

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 and 2017 because they were anti-dilutive in the periods. The weighted average number of options excluded on this basis was 30,000 and 30,000 for the three-months and six-months ended June 30, 2018, respectively.  The weighted average number of options excluded on this basis was 0 and 15,000 for the three-months and six-months ended June 30, 2017, respectively.

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

Biofuels

FutureFuel’s biofuels business segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, internally generated, separated Renewable Identification Numbers (“RINs”), biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RIN sale has been completed, which may lead to variability in reported operating results.

Summary of long-lived assets and revenues by geographic area

All of FutureFuel’s long-lived assets are located in the United States.

Most of FutureFuel’s sales are transacted with control and title passing at the time of shipment from the Batesville Plant, although some sales are transacted with control and title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. FutureFuel is rarely the exporter of record, never the importer of record into foreign countries, and is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or outside the United States. FutureFuel’s revenues attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	$87,525	$66,918	$142,791	$120,333
All Foreign Countries	811	1,130	1,292	1,826
Total	$88,336	$68,048	$144,083	$122,159

Revenues from a single foreign country during the three and six months ended June 30, 2018 and 2017 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Custom chemicals	$27,072	$19,644	$50,492	$41,596
Performance chemicals	4,455	3,707	10,116	8,112
Chemicals revenue	31,527	23,351	60,608	49,708
Biofuels revenue	56,809	44,697	83,475	72,451
Total Revenue	$88,336	$68,048	$144,083	$122,159

Segment gross profit
Chemicals	$8,016	$5,332	$15,572	$12,341
Biofuels	255	(3,534)	30,206	(4,413)
Total gross profit	8,271	1,798	45,778	7,928
Corporate expenses	(2,431)	(2,424)	(5,371)	(5,079)
Income before interest and taxes	5,840	(626)	40,407	2,849
Interest and other income	2,434	1,991	4,145	3,714
Interest and other expense	(220)	(483)	(4,351)	(688)
(Provision)/benefit for income taxes	(2,003)	(48)	1,676	(1,645)
Net income	$6,051	$834	$41,877	$4,230

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2018 and December 31, 2017.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(869)	$(869)	$-	$-
Preferred stock, and other equity instruments	$86,804	$86,804	$-	$-
Trust preferred and exchange traded debt instruments	$4,760	$4,760	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(2,428)	$(2,428)	$-	$-
Preferred stock, and other equity instruments	$115,578	$115,578	$-	$-
Trust preferred and exchange traded debt instruments	$5,121	$5,121	$-	$-

12 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and six months ended June 30, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
For the three months ended June 30, 2018 and 2017
(net of tax)
	2018	2017
Balance at April 1	$102	$5,415
Other comprehensive income before reclassifications	43	1,799
Amounts reclassified from accumulated other comprehensive income	-	285
Net current-period other comprehensive income	43	2,084
Balance at June 30	$145	$7,499

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
For the six months ended June 30, 2018 and 2017
(net of tax)
	2018	2017
Balance at January 1[1]	$160	$3,540
Other comprehensive income before reclassifications	(15)	3,589
Amounts reclassified from accumulated other comprehensive income	-	370
Net current-period other comprehensive income	(15)	3,959
Balance at June 30	$145	$7,499

[1] The beginning balance for 2018 was decreased $8,273 to reflect the impact of the adoption of ASU 2016-01. See Note 18 for additional information.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and six months ended June 30, 2018 and 2017:

Reclassifications from Accumulated Other
Comprehensive Income for the three and six months ended
June 30, 2018 and 2017

	Three months ended June 30,
	2018	2017	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale debt securities	$-	$(438)	Gain/(loss) on marketable securities
Total before tax	-	(438)
Tax (provision)/benefit	-	153
Total reclassifications	$-	$(285)

	Six months ended June 30,
	2018	2017	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale debt securities	$-	$(569)	Gain/(loss) on marketable securities
Total before tax	-	(569)
Tax benefit	-	199
Total reclassifications	$-	$(370)

*Effective January 1, 2018, FutureFuel’s unrealized gains/(losses) on available-for-sale securities includes debt securities only in accordance with ASC 320 and ASC 321.  The prior year was not restated under the modified retrospective approach in adoption of ASC 321. Please see Note 18 for further details on the adoption of this standard.

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of June 30, 2018 and December 31, 2017. FutureFuel tests the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

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
In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting.

This Update is part of the FASB Simplification Initiative. Under the new standard, Topic 718 is expanded to include the nonemployee share-based payments. As a result, companies will no longer be required to value non-employee awards differently from employee awards. This means that companies will value all equity classified awards at their grant-date under ASC Topic 718 and forgo revaluing the award after that date as currently required under Subtopic 505-50.

		Annual periods beginning after December 15, 2018. Early adoption is permitted.	The Company believes the adoption of the standard will have minimal impact on our financial statements. The Company plans to adopt the standard effective January 1, 2019.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

17 ) REVENUE RECOGNITION

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

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities for the three and six months ended June 30, 2018. There were no contract assets recognized under Topic 605:

Contract assets - short-term (included in accounts receivable)
Three months ended June 30, 2018
Beginning balance at March 31, 2018	$651
Additions	1,110
Reductions	(651)
Ending balance at June 30, 2018	$1,110
Six months ended June 30, 2018
Beginning balance at January 1, 2018	$505
Additions	1,761
Reductions	(1,156)
Ending balance at June 30, 2018	$1,110

	As Reported	Under Prior Standard
Contract Liabilities	Topic 606	Topic 605	Change
Current
Beginning balance at March 31, 2018	$5,650	$2,529	$3,121
Revenue recognized for the three months ended June 30, 2018	(165)	(24)	(141)
Ending balance at June 30, 2018	5,485	2,505	2,980

Beginning balance at January 1, 2018	5,780	2,529	3,251
Revenue recognized for the six months ended June 30, 2018	(295)	(24)	(271)
Ending balance at June 30, 2018	$5,485	$2,505	$2,980

Long term
Beginning balance at March 31, 2018	$13,843	$11,308	$2,535
Additions	458	458	-
Revenue recognized for the three months ended June 30, 2018	(1,631)	(1,173)	(458)
Ending balance at June 30, 2018	12,670	10,593	2,077

Beginning balance at January 1, 2018	15,233	11,940	3,293
Additions	458	458	-
Revenue recognized for the six months ended June 30, 2018	(3,021)	(1,805)	(1,216)
Ending balance at June 30, 2018	$12,670	$10,593	$2,077

Transaction price allocated to the remaining performance obligations

As of June 30, 2018, approximately $18,155 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 30% of this revenue is expected to be recognized over the next 12 months, and 70% is expected to be recognized between one and 5 years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of revenue – contractual and non-contractual

	Three months ended June 30,		Six months ended June 30,
	2018	2017(a)	2018	2017 (a)
Contract revenue from customers with > 1 year arrangements	$17,908	$11,973	$33,158	$25,927
Contract revenue from customers with < 1 year arrangement	70,373	56,007	124,414	96,122
Revenue from non-contractual arrangements	55	68	110	110
BTC rebate	-		(13,599)
Total revenue	$88,336	$68,048	$144,083	$122,159

Timing of Revenue

	Three months ended June 30,		Six months ended June 30,
	2018	2017(a)	2018	2017(a)
Bill and hold revenue	$13,373	$3,460	$20,894	$7,958
Non-bill and hold revenue	74,963	64,588	123,189	114,201
Total revenue	$88,336	$68,048	$144,083	$122,159

(a)	Prior periods have not been adjusted under the modified retrospective method for Topic 606.

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

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2018.

	Three months ended June 30, 2018
	Balances Prior to Adoption of Topic 606	Adjustments	As Reported

Revenue	$86,595	$1,058	$87,653
Cost of goods sold	72,915	303	73,218
Gross profit	7,516	755	8,271
Income from operations	5,085	755	5,840
Income before income taxes	7,299	755	8,054
(Benefit)/provision for income taxes	1,814	189	2,003
Net income	$5,485	$566	$6,051
Basic earnings per share	$0.13	$0.01	$0.14
Diluted earnings per share	$0.13	$0.01	$0.14
Comprehensive income	$5,528	$566	$6,094

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six months ended June 30, 2018
	Balances Prior to Adoption of Topic 606	Adjustments	As Reported

Revenue	$139,999	$2,597	$142,596
Cost of goods sold	84,944	413	85,357
Gross profit	43,594	2,184	45,778
Income from operations	38,223	2,184	40,407
Income before income taxes	38,017	2,184	40,201
(Benefit)/provision for income taxes	(2,165)	489	(1,676)
Net income	$40,182	$1,695	$41,877
Basic earnings per share	$0.92	$0.04	$0.96
Diluted earnings per share	$0.92	$0.04	$0.96
Comprehensive income	$40,167	$1,695	$41,862

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated balance sheet which has been adjusted for the adoption of Topic 606 as of June 30, 2018.

	Balances Prior
	to Adoption of
	Topic 606	Adjustments	As Reported
Accounts receivable	$21,280	$1,110	$22,390
Inventory	48,289	(768)	47,521
Income tax receivable	3,513	(32)	3,481
Total current assets	366,642	310	366,952
Total assets	477,101	310	477,411
Deferred revenue - short term	2,712	2,980	5,692
Total current liabilities	50,507	2,980	53,487
Deferred revenue - long term	15,065	2,077	17,142
Noncurrent deferred income tax liability	18,424	(1,264)	17,160
Total noncurrent liabilities	34,618	813	35,431
Total liabilities	85,125	3,793	88,918
Retained earnings	109,649	(3,483)	106,166
Total stockholders' equity	391,976	(3,483)	388,493
Total liabilities and stockholders' equity	$477,101	$310	$477,411

The following table summarizes the impacts of our adoption of Topic 606 on the Company’s consolidated statement of cash flows for the six months ended June 30, 2018:

	Balances Prior
	to Adoption of		As Reported
	Topic 606	Adjustments	or Restated
Change in net income	$40,182	$1,695	$41,877
Benefit for deferred income taxes	(2,621)	(1,264)	(3,885)
Changes in operating assets and liabilities:
Accounts receivables	693	(1,110)	(417)
Inventory	(4,528)	768	(3,760)
Income tax receivable	3,424	32	3,456
Deferred revenue	(1,482)	(121)	(1,603)
Net cash provided by operating activities	$65,360	$-	$65,360

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

18 ) CHANGE IN ACCOUNTING PRINCIPLE AND ERROR CORRECTIONS

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. One provision of this update requires that equity investments, except those accounted for under the equity method or resulting in consolidation, be measured at fair value and changes in fair value recognized in net income. The provisions of this update are recognized as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. For public entities, this guidance was effective for years beginning after December 15, 2017, including interim periods within those years.

The new accounting standard related to the recognition and measurement of financial assets and liabilities makes the following changes to prior guidance and requires:

●

certain equity investments to be measured at fair value with changes in fair value now recognized in net income. However, equity investments that do not have readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer;

●	a qualitative assessment of equity investments without readily determinable fair values to identify impairment; and
●	separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or in the accompanying notes to the financial statements.

We adopted the new accounting standard utilizing the modified retrospective method, and, therefore, no adjustments were made to amounts in our prior period financial statements. We recorded the cumulative effect of adopting the standard as an adjustment to increase the opening balance of retained earnings by $13,139 on a pre-tax basis ($8,273 after-tax) related to the net impact of unrealized gains and losses primarily on equity securities and preferred stock.

	Three months ended June 30,		Six months ended June 30,
	2018	2017*	2018	2017*
Net gains/(losses) recognized on equity securities	$281	$(438)	$(4,088)	$(569)
Less: net gains/(losses) recognized during the period on equity securities sold during the period	663	(438)	2,324	(569)
Unrealized gains/(losses) during the reporting period on equity securities held at the reporting date	$(382)	$-	$(6,412)	$-

*Prior periods have not been adjusted under the modified retrospective method for Topic 321.

For the three months ended March 31, 2018, the Company had failed to adopt the standard and presented the unrealized loss on equity investments as a change in accumulated other comprehensive income within the equity section of the Consolidated Balance Sheets. Within the six-month period, the Company corrected the first quarter of 2018, by recording $5,744 of unrealized pre-tax losses ($4,528, net of tax) on equity securities from accumulated other comprehensive income to net income. The restated balances ended March 31, 2018 were as follows:

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

		Adjustment
		for Adoption
Balance sheet impact to previously reported period	As Reported	of Topic 321	As Recast
Liabilities and stockholders' equity
Additional other comprehensive income	$3,847	$(3,745)	$102
Retained earnings	96,371	3,745	100,116

Income statement impact to previously reported period
Gain/(loss) on marketable securities	$1,375	$(5,744)	$(4,369)
Income before income taxes	37,891	(5,744)	32,147
(Benefit)/provision for income taxes	(2,463)	(1,216)	(3,679)
Net income	40,354	(4,528)	35,826
Earnings per common share, basic and diluted:	0.92	(0.10)	0.82
Other comprehensive income from unrealized net gain on available for sale securities	(5,818)	5,744	(74)
Income tax effect	1,232	(1,216)	16
Total unrealized (loss)/gain, net of tax	(4,586)	4,528	(58)

Cash flow impact provided by operating activities
Net income	$40,354	$(4,528)	$35,826
Benefit for deferred income taxes	(2,388)	(1,216)	(3,604)
Change in fair value of equity securities	-	6,030	6,030
Other than temporary impairment of marketable securities	286	(286)	-

With adoption of the Topic 321, the prior period change in net gains/(losses) was as follows:

	Three months ended March 31,
	2018	2017
Net losses recognized on equity securities	$(4,369)	$(131)
Less: net gains recognized during the period on equity securities sold during the period	1,661	(131)
Unrealized losses during the reporting period on equity securities held at the reporting date	$(6,030)	$-

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended June 30,
			Dollar	%
	2018	2017	Change	Change
Revenues	$88,336	$68,048	$20,288	29.8%
Income from operations	$5,840	$(626)	$6,466	1,032.9%
Net income	$6,051	$834	$5,217	625.5%
Earnings per common share:
Basic	$0.14	$0.02	$0.12	600.0%
Diluted	$0.14	$0.02	$0.12	600.0%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$536	$715	$(179)	(25.0%)
Adjusted EBITDA	$11,667	$2,079	$9,588	461.3%

	Six months ended June 30,
			Dollar	%
	2018	2017	Change	Change
Revenues	$144,083	$122,159	$21,924	17.9%
Income from operations	$40,407	$2,849	$37,558	1,318.3%
Net income	$41,877	$4,230	$37,647	890.0%
Earnings per common share:
Basic	$0.96	$0.10	$0.86	860.0%
Diluted	$0.96	$0.10	$0.86	860.0%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$897	$1,557	$(660)	(42.4%)
Adjusted EBITDA	$49,264	$7,648	$41,616	544.1%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Adjusted EBITDA	$11,667	$2,079	$49,264	$7,648
Depreciation	(2,756)	(2,912)	(5,512)	(5,808)
Non-cash stock-based compensation	(107)	(273)	(214)	(750)
Interest and dividend income	2,153	1,991	4,145	3,714
Non-cash interest expense	(43)	(43)	(86)	(86)
Losses on disposal of property and equipment	(32)	(46)	(37)	(77)
(Losses)/gains on derivative instruments	(3,109)	524	(3,271)	1,803
Gains/(losses) on marketable securities	281	(438)	(4,088)	(569)
Income tax (provision)/benefit	(2,003)	(48)	1,676	(1,645)
Net income	$6,051	$834	$41,877	$4,230

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Six months ended June 30,
	2018	2017
Adjusted EBITDA	$49,264	$7,648
Benefit for deferred income taxes	(3,885)	(1,763)
Impairment of fixed assets	171	9
Interest and dividend income	4,145	3,714
Income tax benefit/(expense)	1,676	(1,645)
Gains/(losses) on derivative instruments	(3,271)	1,803
Change in fair value of derivative instruments	(1,559)	318
Changes in operating assets and liabilities, net	18,819	17,876
Other	-	(1)
Net cash provided by operating activities	$65,360	$27,959

Results of Operations

Consolidated

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%

Revenues	$88,336	$68,048	$20,288	29.8%	$144,083	$122,159	$21,924	17.9%
Volume/product mix effect			$14,739	21.7%			$21,342	17.5%
Price effect			$5,549	8.2%			$582	0.5%

Gross profit	$8,271	$1,798	$6,473	360.0%	$45,778	$7,928	$37,850	477.4%

Consolidated sales revenue in the three and six months ended June 30, 2018 increased $20,288 and $21,924, compared to the three and six months ended June 30, 2017. The three-month period increased $8,111 from higher chemical sales volumes from strong demand in the agrochemical and energy markets; $6,628 from stronger biodiesel sales volumes, and $5,484 from higher biofuel sales prices. The six-month period increased $9,472 from higher chemical sales volumes, $1,428 from higher chemical sales prices primarily from the adoption of ASC 606, and in part from higher prices indexed to raw materials. Also benefiting sales revenue for the six-month period was stronger biodiesel sales volumes of $11,870 which was net of the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018, presented as a price effect. Please see Note 2 for additional discussion.

Gross profit in the three and six months ended June 30, 2018 increased $6,473 and $37,850 compared to the three months and six months ended June 30, 2017. The three-month increase was driven by higher volumes in the agrochemical and energy markets and stronger margins on higher volumes in the biofuel segment. The six-month increase was primarily from the biofuel segment as the result of the BTC which expired on December 31, 2016 and was retroactively reinstated for 2017 (but, not beyond 2017) on February 9, 2018 resulting in the benefit being recognized in 2018. Also benefiting gross profit was increased sales volumes in both the chemicals and biofuels segments.

Gross profit was favorably impacted in the three and six months ended June 30, 2018, as compared to the prior year period, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  The change in this adjustment increased gross profit $943 and $3,150 in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017.  This change in LIFO resulted in a lower of cost or market adjustment of $957 in the three and six months ended June 30, 2017 and no such adjustment was necessary in the three months ended June 30, 2018. Please see Note 3 for additional discussion.

Gross profit was negatively impacted by the change in the unrealized and realized activity in derivative instruments with a loss of $3,109 and $3,271 in the three and six months ended June 30, 2018, as compared to a gain of $524 and $1,803, in the prior year period.

Operating Expenses

Operating expenses increased $7 and $292 in the three and six months ended June 30, 2018, respectively, as compared to the three and six months ended June 30, 2017. This increase was primarily from an increase in compensation.

Provision/(Benefit) for Income Taxes

The effective tax rate for the three months ended June 30, 2018 and 2017 reflects our expected tax rate on reported operating income before income tax. This three-month effective rate is expected to continue for the remainder of 2018.

The effective tax rate for the six months ended June 30, 2018 reflects our expected tax rate on reported operating income before income tax including the favorable effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the six months ended June 30, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018. This six-month effective rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018.

Unrecognized tax benefits totaled $0 at both June 30, 2018 and December 31, 2017.

Net Income

Net income for the three and six months ended June 30, 2018 increased $5,217 and $37,647 as compared to the same periods in 2017. The increase was primarily from stronger sales volumes and a 14% reduction in the federal statutory tax rate. The first three months ended March 31, 2018 was benefited by tax credits and incentives that were not in effect for 2017 (see Note 2) but not in effect in the prior year. Also benefitting net income was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The change in this adjustment increased net income in the three and six months of 2018 as compared to the same periods of 2017. Net income was further benefited from the absence of a lower or cost market write-down compared to the prior three and six months ended June 30, 2017.

Chemicals Segment

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%

Revenues	$31,527	$23,351	$8,176	35.0%	$60,608	$49,708	$10,900	21.9%
Volume/product mix effect			$8,111	34.7%			$9,472	19.1%
Price effect			$65	0.3%			$1,428	2.9%

Gross profit	$8,016	$5,332	$2,684	50.3%	$15,572	$12,341	$3,231	26.2%

Sales revenue in the three and six months ended June 30, 2018 increased $8,176 and $10,900 compared to the three and six months ended June 30, 2017. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months and six months ended June 30, 2018 totaled $27,072 and $50,492, an increase of $7,428 and $8,896 from the comparable periods, respectively in 2017. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets. In addition, the six-month comparison period sales were benefited from the change in the recognition of contract liabilities in deferred revenue for a few custom chemical contracts from the adoption of ASC 606. See Note 17 for additional discussion. Performance chemicals (comprised of multi-customer products, which are sold based on specification) sales revenues were $4,455 and $10,116, in the three and six months ended June 30, 2018, an increase of $748 and $2,004 from the three and six months ended June 30, 2017, respectively. This increase was primarily from higher glycerin prices and the timing of the sales of products we campaign.

Gross profit for the chemicals segment for the three and six months ended June 30, 2018, increased $2,684 and $3,231 when compared to the three and six months ended June 30, 2017, respectively. This increase was driven primarily by higher volumes in the agrochemical and energy markets, and to a lesser extent, from a favorable product mix. For the three and six-month comparison period, gross profit was benefited by the change in the recognition of contract liabilities in deferred revenue for a few customer chemical contracts given the adoption of ASC 606. See Note 17 for additional discussion.

Biofuels Segment

	Three months ended June 30,				Six months ended June 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%

Revenues	$56,809	$44,697	$12,112	27.1%	$83,475	$72,451	$11,024	15.2%
Volume/product mix effect			$6,628	14.8%			$11,870	16.4%
Price effect			$5,484	12.3%			$(846)	(1.2%)

Gross profit	$255	$(3,534)	$3,789	107.2%	$30,206	$(4,413)	$34,619	784.5%

Biofuels sales revenue in the three and six months ended June 30, 2018 increased $12,112 and $11,024 when compared to the three and six months ended June 30, 2017. This increase was primarily from increased sales volumes and higher average selling prices. Sales price in the first three months ended March 31, 2018 decreased primarily from the retroactive reinstatement of the 2017 BTC (see Note 2).

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions was zero in both of the three months ended June 30, 2018 and 2017.

A portion of our biodiesel sold in 2018 and 2017 was to one major refiner/blender.  No assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three and six months ended June 30, 2018 increased $3,789 and $34,619 when compared to the three and six months ended June 30, 2017. The increase in the three-month period was primarily from higher sales volumes and improved petroleum margins. The increase for the six-month period was benefited from the recognition in the first quarter of 2018 of the retroactive reinstatement of the 2017 BTC totaling $28,869. Also benefitting gross profit was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The change in this adjustment increased biofuels gross profit in the three and six months of 2018 over the same periods of 2017 by $732 and $2,333 and was further benefited from the absence of a lower or cost market write-down, which was $957 in the prior three and six months ended June 30, 2017.

Biofuels gross profit in the three and six months ended June 30, 2018 was reduced by the change in activity in derivative instruments of $3,109 and $3,271 in comparison to an increase in gross profit in the three and six months ended June 30, 2017 of $524 and $1,803. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	June 30, 2018		December 31, 2017
	Number of contracts Short	Fair Value	Number of contracts Short	Fair Value
Regulated options, included in other current assets	100	$(940)	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	171	$71	-	$-

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for the three months ended June 30, 2018 and 2017 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $13,373 and $3,460 for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, bill and hold inventory was $20,894 and $7,958, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended June 30, 2018 and 2017 are set forth in the following chart.

	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$65,360	$27,959
Net cash provided by/(used in) investing activities	$25,182	$(10,774)
Net cash used in financing activities	$(5,248)	$(105,447)

Operating Activities

Cash from operating activities increased from $27,959 of cash provided by operating activities in the first six months of 2017 to $65,360 of cash provided by operating activities in the first six months of 2018. This increase was primarily attributable to the increase of $37,647 in net income, the increase in the change in accounts payable, including accounts payable - related parties, of $20,539 offset by the decrease in the change in inventory of $18,964.

Investing Activities

Cash provided by investing activities increased $35,956, from cash used in investing activities of $10,774 in the first six months of 2017 compared to $25,182 of cash provided by investing activities in the first six months of 2018. Of this change, $34,082 was the result of net sales of marketable securities in the first six months of 2018 compared to net purchases in the first six months of 2017. Such net sales totaled $25,028, in the first six months of 2018, compared to $9,054 in net purchases in the first six months of 2017. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Six months ended June 30,
	2018	2017
Cash paid for capital expenditures and intangibles	$1,103	$1,686
Cash received as reimbursement of capital expenditures	$(206)	$(129)
Cash paid, net of reimbursement, for capital expenditures	$897	$1,557

Financing Activities

Cash used in financing activities decreased to $5,248 in the first six months of 2018 from $105,447 in the first six months of 2017. This change is the result of payments of dividends on our common stock in the first six months of 2018 compared to the first six months of 2017. The payment of dividends totaled $5,248 and $105,438 in the first six months of 2018 and 2017, respectively.

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

Dividends

In the first and second quarters of 2018, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in the first and second quarters of 2018 for a total of $5,248.  In the first two quarters of 2017, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 per quarter. In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $105,438 in the first six months of 2017.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2018 and December 31, 2017, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses in net income. The fair value of the debt securities, and equity instruments totaled $91,564 and $120,699 at June 30, 2018 and December 31, 2017, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2018 and December 31, 2017. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2018 or December 31, 2017 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2018 or 2017. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of June 30, 2018 and December 31, 2017, the fair values of our derivative instruments were a net liability in the amount of $869 and $2,428, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2018. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	205,476	LB	10%	$5,363	11.7%
Methanol	90,467	LB	10%	$1,710	3.7%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2018. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2018 or December 31, 2017 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2018 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: August 9, 2018

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2018