Form 10-Q
period 2018-09-30
FutureFuel Corp.
filed 2018-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer	√
Non-accelerated filer ☐	Smaller reporting company	☐
(do not check if a smaller reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No √

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2018: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of September 30, 2018, our audited consolidated balance sheet as of December 31, 2017, our unaudited consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and our unaudited consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017.

FutureFuel Corp.

Consolidated Balance Sheets

As of September 30, 2018 and December 31, 2017

(Dollars in thousands)

	(Unaudited)
	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$199,348	$114,627
Accounts receivable, net of allowances for bad debt of $0 and $0, at September 30, 2018 and December 31, 2017, respectively	18,942	21,973
Accounts receivable – related parties	2,547	165
Inventory	48,005	43,754
Income tax receivable	479	6,937
Prepaid expenses	470	1,660
Prepaid expenses – related parties	12	12
Marketable securities	103,102	120,699
Deferred financing costs	144	144
Other current assets	677	387
Total current assets	373,726	310,358
Property, plant and equipment, net	104,254	109,735
Intangible assets	1,408	1,408
Deferred financing costs	72	180
Other assets	3,745	3,882
Total noncurrent assets	109,479	115,205
Total Assets	$483,205	$425,563
Liabilities and Stockholders’ Equity
Accounts payable	$31,414	$18,396
Accounts payable – related parties	3,132	1,183
Deferred revenue – short-term	7,114	2,736
Dividends payable	2,626	10,498
Accrued expenses and other current liabilities	7,853	2,468
Total current liabilities	52,139	35,281
Deferred revenue – long-term	14,651	16,522
Other noncurrent liabilities	1,137	1,115
Noncurrent deferred income tax liability	17,430	21,049
Total noncurrent liabilities	33,218	38,686
Total liabilities	85,357	73,967
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243 and 43,741,670, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	4	4
Accumulated other comprehensive income	124	8,433
Additional paid in capital	282,109	281,964
Retained earnings	115,611	61,195
Total stockholders’ equity	397,848	351,596
Total Liabilities and Stockholders’ Equity	$483,205	$425,563

The accompanying notes are an integral part of these financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Nine Months ended September 30, 2018 and 2017

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue	$80,588	$77,106	$223,184	$198,726
Revenues – related parties	834	500	2,321	1,039
Cost of goods sold	61,559	61,088	146,916	165,469
Cost of goods sold – related parties	5,651	9,880	15,682	17,995
Distribution	1,512	1,072	4,329	2,730
Distribution – related parties	47	40	147	117
Gross profit	12,653	5,526	58,431	13,454
Selling, general, and administrative expenses
Compensation expense	933	876	3,054	3,170
Other expense	476	477	1,482	1,562
Related party expense	138	38	416	138
Research and development expenses	877	935	2,843	2,535
	2,424	2,326	7,795	7,405
Income from operations	10,229	3,200	50,636	6,049
Interest and dividend income	2,543	1,965	6,688	5,679
Interest expense	(43)	(43)	(129)	(129)
Gain/(loss) on marketable securities	815	26	(3,273)	(543)
Other expense	(87)	(84)	(264)	(117)
	3,228	1,864	3,022	4,890
Income before income taxes	13,457	5,064	53,658	10,939
Provision for income taxes	4,012	1,730	2,336	3,375
Net income	$9,445	$3,334	$51,322	$7,564

Earnings per common share
Basic	$0.22	$0.08	$1.17	$0.17
Diluted	$0.22	$0.08	$1.17	$0.17
Weighted average shares outstanding
Basic	43,724,195	43,705,234	43,719,215	43,662,672
Diluted	43,732,920	43,714,753	43,725,370	43,671,420

Comprehensive Income
Net income	$9,445	$3,334	$51,322	$7,564
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale debt securities	(27)	1,006	(46)	7,102
Income tax effect	6	(353)	10	(2,490)
Total unrealized gains/(losses), net of tax	(21)	653	(36)	4,612
Comprehensive income	$9,424	$3,987	$51,286	$12,176

  The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three and Nine Months ended September 30, 2018 and 2017

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2018	2017
Cash flows provided by operating activities
Net income	$51,322	$7,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,244	8,735
Amortization of deferred financing costs	108	109
Benefit for deferred income taxes	(3,609)	(1,303)
Change in fair value of equity securities	5,597	-
Change in fair value of derivative instruments	(2,290)	(60)
Other than temporary impairment of marketable securities	-	177
Impairment of fixed assets	258	28
(Gain)/loss on the sale of investments	(2,324)	366
Stock based compensation	321	878
Loss on disposal of fixed assets	41	145
Noncash interest expense	22	20
Changes in operating assets and liabilities:
Accounts receivable	3,031	3,081
Accounts receivable – related parties	(2,382)	(1,181)
Inventory	(4,251)	8,570
Income tax receivable	6,458	5,546
Prepaid expenses	1,190	1,152
Prepaid expenses – related parties	-	(4)
Accrued interest on marketable securities	9	22
Other assets	(256)	37
Accounts payable	13,018	1,425
Accounts payable – related parties	1,949	2,780
Accrued expenses and other current liabilities	5,385	1,587
Accrued expenses and other current liabilities – related parties	-	(142)
Deferred revenue	(2,672)	(3,220)
Other noncurrent liabilities	-	128
Net cash provided by operating activities	79,169	36,440
Cash flows from investing activities
Collateralization of derivative instruments	2,384	(760)
Purchase of marketable securities	(19,664)	(25,795)
Proceeds from the sale of marketable securities	33,942	14,913
Proceeds from the sale of fixed assets	22	4
Capital expenditures	(3,084)	(2,614)
Net cash provided by/(used in) investing activities	13,600	(14,252)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(176)	(121)
Excess tax benefits associated with stock options and awards	-	(31)
Payment of dividends	(7,872)	(108,063)
Net cash used in financing activities	(8,048)	(108,215)
Net change in cash and cash equivalents	84,721	(86,027)
Cash and cash equivalents at beginning of period	114,627	199,272
Cash and cash equivalents at end of period	$199,348	$113,245

Cash paid for interest	$-	$-
Cash paid for income taxes	$1,506	$55

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

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a benefit in the tax provision in the first three months of the nine month period ended September 30, 2018.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for 2018.

3 )	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2018	December 31, 2017
At average cost (approximates current cost)
Finished goods	$18,668	$22,998
Work in process	1,858	1,735
Raw materials and supplies	38,221	27,143
	58,747	51,876
LIFO reserve	(10,742)	(8,122)
Total inventory	$48,005	$43,754

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was no LCM adjustment in the three and nine months ended September 30, 2018.  For the three months ended September 30, 2017, there was no LCM adjustment. In the nine months ended September 30, 2017, there was an LCM adjustment of $1,912 which impacted inventory sold prior to September 30, 2017.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a loss of $676 and $3,314 for the three months ended September 30, 2018 and 2017, respectively, and a loss of $3,947 and $1,511 for the nine months ended September 30, 2018 and 2017, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	September 30, 2018		December 31, 2017
	Contract quantity Short	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	31	$(138)	-	$-

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $276 and $2,660 at September 30, 2018 and December 31, 2017, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5 )	MARKETABLE SECURITIES

At September 30, 2018 and December 31, 2017, FutureFuel had investments in certain debt securities (trust preferred securities and exchange traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. Accordingly, debt securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity in the year ended December 31, 2017. For the three and nine months ended, September 30, 2018, in accordance with ASC 321, the change in the fair value of equity securities was reported as (losses)/gains on marketable securities as a component of net income.

FutureFuel’s available for sale debt securities were comprised of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,428	$83	$(11)	$1,500
Trust preferred	3,147	86	(1)	3,232
Total debt securities	$4,575	$169	$(12)	$4,732

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,702	$158	$-	$1,860
Trust preferred	3,147	114	-	3,261
Total debt securities	$4,849	$272	$-	$5,121

The aggregate fair value of debt securities with unrealized losses totaled $578 at September 30, 2018, and the aggregate fair value of debt and equity securities with unrealized losses totaled $14,103 at December 31, 2017. As of September 30, 2018, FutureFuel had investments in debt securities with a total value of $103 that were in an unrealized loss position for a greater than a 12-month period. As of December 31, 2017, FutureFuel had investments in debt and equity securities with a total value of $2,903 that were in an unrealized loss position for a greater than 12-month period. The unrealized loss position for those securities was $4 and $124, respectively, at September 30, 2018 and December 31, 2017.  Those loss positions represented a minimal reduction for the securities and are expected to fully recover given changes in market value.

6 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2018	December 31, 2017
Accrued employee liabilities	$5,859	$976
Accrued property, franchise, motor fuel and other taxes	1,516	1,387
Other	478	105
Total	$7,853	$2,468

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of September 30, 2018.

There were no borrowings under this credit agreement at September 30, 2018 or December 31, 2017.

8 )	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$4,012	$1,730	$2,336	$3,375
Effective tax rate	29.8%	34.2%	4.4%	30.9%

The effective tax rate for the three months ended September 30, 2018 and 2017 reflects our expected tax rate on reported operating income before income tax. This three-month effective rate is expected to materially continue for the remainder of 2018 absent the effect of the subsequent event impact as noted below.

The effective tax rate for the nine months ended September 30, 2018 reflects our expected tax rate on reported operating income before income tax including the positive effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the nine months ended September 30, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018. This rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018 and nine months ended September 30, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Unrecognized tax benefits totaled $0 at September 30, 2018 and December 31, 2017.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. Interest and penalties included as a component of provision for income taxes amounted to $81 for the three and nine months ended September 30, 2018, and $29 and $402, for the three and nine months ended September 30, 2017, respectively.

In a decision dated November 1, 2018, the United States Court of Appeals for the Federal Circuit affirmed a November 22, 2016 decision of the Federal Court of Claims pertaining to the income tax treatment of the blenders’ fuel mixture credit.  Like the Federal Court of Claims before it, the Court of Appeals found that the mixture credit is a reduction in excise tax liability and, to the extent the mixture credit reduces excise tax liabilities, the mixture credit is a component of taxable income.

As a result of the November 1, 2018 decision, FutureFuel is assessing whether the recorded benefits associated with the mixture credit should be re-measured in the period of the decision.  If FutureFuel determines that ASC 740, Income Tax’s recognition threshold of more-likely-than-not is no longer met because of the decision, FutureFuel may recognize additional income tax expense ranging from approximately $4,000 to $4,500 in the fourth quarter.

9 )	EARNINGS PER SHARE

The Company computes earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding non-vested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. The Company had no other participating securities at September 30, 2018 or 2017.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three and nine-month periods ended September 30, 2018 or 2017 as the vesting conditions had not been satisfied.

Basic and diluted earnings per common share were computed as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$9,445	$3,334	$51,322	$7,564
Less: distributed earnings allocated to non-vested stock	-	-	-	-
Less: undistributed earnings allocated to non-vested restricted stock	(4)	(3)	(26)	(15)
Numerator for basic earnings per share	$9,441	$3,331	$51,296	$7,549
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	4	3	26	15
Less: undistributed earnings reallocated to non-vested restricted stock	(4)	(3)	(26)	(15)
Numerator for diluted earnings per share	$9,441	$3,331	$51,296	$7,549
Denominator:
Weighted average shares outstanding – basic	43,724,195	43,705,234	43,719,215	43,662,672
Effect of dilutive securities:
Stock options and other awards	8,725	9,519	6,155	8,748
Weighted average shares outstanding – diluted	43,732,920	43,714,753	43,725,370	43,671,420

Basic earnings per share	$0.22	$0.08	$1.17	$0.17
Diluted earnings per share	$0.22	$0.08	$1.17	$0.17

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 because they were anti-dilutive in the periods. The weighted average number of options excluded on this basis was 0 and 20,000 for the three-months and nine-months ended September 30, 2018, respectively.  The weighted average number of options excluded on this basis was 0 and 10,000 for the three-months and nine-months ended September 30, 2017, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	$81,152	$76,711	$223,943	$197,044
All Foreign Countries	270	895	1,562	2,721
Total	$81,422	$77,606	$225,505	$199,765

Revenues from a single foreign country during the three and nine months ended September 30, 2018 and 2017 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue
Custom chemicals	$23,973	$23,593	$74,465	$65,189
Performance chemicals	4,049	4,574	14,165	12,686
Chemicals revenue	28,022	28,167	88,630	77,875
Biofuels revenue	53,400	49,439	136,875	121,890
Total Revenue	$81,422	$77,606	$225,505	$199,765

Segment gross profit/(loss)
Chemicals	$8,898	$8,060	$24,470	$20,401
Biofuels	3,755	(2,534)	33,961	(6,947)
Total gross profit	12,653	5,526	58,431	13,454
Corporate expenses	(2,424)	(2,326)	(7,795)	(7,405)
Income before interest and taxes	10,229	3,200	50,636	6,049
Interest and other income	3,358	1,965	6,688	5,679
Interest and other expense	(130)	(101)	(3,666)	(789)
Provision for income taxes	(4,012)	(1,730)	(2,336)	(3,375)
Net income	$9,445	$3,334	$51,322	$7,564

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2018 and December 31, 2017.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(138)	$(138)	$-	$-
Preferred stock, and other equity instruments	$98,370	$98,370	$-	$-
Trust preferred and exchange traded debt instruments	$4,732	$4,732	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2017	Level 1	Level 2	Level 3
Derivative instruments	$(2,428)	$(2,428)	$-	$-
Preferred stock, and other equity instruments	$115,578	$115,578	$-	$-
Trust preferred and exchange traded debt instruments	$5,121	$5,121	$-	$-

12 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and nine months ended September 30, 2018 and 2017.

Changes in Accumulated Other Comprehensive Income From Unrealized Gains and Losses on Available-for-Sale Securities For the three months ended September 30, 2018 and 2017 (net of tax)
	2018	2017
Balance at July 1	$145	$7,499
Other comprehensive income before reclassifications	(21)	670
Amounts reclassified from accumulated other comprehensive income	-	(17)
Net current-period other comprehensive income	(21)	653
Balance at September 30	$124	$8,152

Changes in Accumulated Other Comprehensive Income From Unrealized Gains and Losses on Available-for-Sale Securities For the nine months ended September 30, 2018 and 2017 (net of tax)
	2018	2017
Balance at January 1[1]	$160	$3,540
Other comprehensive income before reclassifications	(36)	4,259
Amounts reclassified from accumulated other comprehensive income	-	353
Net current-period other comprehensive income	(36)	4,612
Balance at September 30	$124	$8,152

[1] The beginning balance for 2018 was decreased $8,273 to reflect the impact of the adoption of ASU 2016-01. See Note 18 for additional information.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2018 and 2017:

Reclassifications from Accumulated Other

Comprehensive Income for the three and nine months ended

September 30, 2018 and 2017

	Three months ended September 30,
	2018	2017	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale debt securities	$-	$26	Gain/(loss) on marketable securities
Total before tax	-	26
Tax provision	-	(9)
Total reclassifications	$-	$17

	Nine months ended September 30,
	2018	2017	Affected Line Item in Statement of Operations
Unrealized losses on available-for-sale debt securities	$-	$(543)	Gain/(loss) on marketable securities
Total before tax	-	(543)
Tax benefit	-	190
Total reclassifications	$-	$(353)

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of September 30, 2018 and December 31, 2017. FutureFuel tests the intangible asset for impairment in accordance with ASC 350-30-35-18 through 35-20.

16 )	RECENTLY ISSUED ACCOUNTING STATEMENTS

The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
In February 2016, the FASB issued ASU 2016-02, Leases. In July 2018, the FASB issued ASU 2018-11, Leases – Targeted Improvements

The new guidance supersedes the lease guidance under FASB ASC Topic 840, Leases, resulting in the creation of FASB ASC Topic 842, Leases. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term for both finance and operating leases. The targeted improvements provide entities with an additional (and optional) transition method to adopt the new leases standard.

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

		Annual periods beginning after December 15, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of this standard. The Company plans to adopt the standard on January 1, 2019.
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

On January 1, 2018, FutureFuel adopted ASU 2014-09 Revenue Recognition and related subsequently issued ASU’s (“Topic 606”). Under this standard, FutureFuel recognizes revenue when performance obligations of the sale are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. Under the previous revenue recognition accounting standard (“Topic 605”), FutureFuel recognized revenue upon the transfer of title and risk of loss, generally upon shipment or delivery of goods, although some revenue was recognized on a bill and hold basis.

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

The majority of our revenue is from short term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied. Accordingly, FutureFuel recognizes revenue when control is transferred to the customer, which is when products are considered to meet customer specification and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery, however, for certain contracts, this occurs upon delivery of the material to a FutureFuel storage location, ready for customer pickup and separated from other FutureFuel inventory. Revenue is measured as the amount of consideration FutureFuel expects to receive in exchange for transferring products and is generally based upon a negotiated price. FutureFuel sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 3 to 10 days for biofuel segment customers. For these short-term contracts, there was no material change in recognizing revenue under Topic 606 and Topic 605.

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

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities for the three and nine months ended September 30, 2018. There were no contract assets recognized under Topic 605:

Contract assets - short-term (included in accounts receivable)

Three months ended September 30, 2018
Beginning balance at June 30, 2018	$1,110
Additions	656
Reductions	(1,110)
Ending balance at September 30, 2018	$656

Nine months ended September 30, 2018
Beginning balance at January 1, 2018	$505
Additions	2,417
Reductions	(2,266)
Ending balance at September 30, 2018	$656

	As Reported	Under Prior Standard
Contract Liabilities	Topic 606	Topic 605	Change
Beginning balance at July 1, 2018	$18,155	$13,098	$5,057
Additions	474	310	164
Revenue recognized for the three months ended September 30, 2018	(1,486)	(965)	(521)
Ending balance at September 30, 2018	$17,143	$12,443	$4,700

Beginning balance at January 1, 2018	$21,013	$14,469	$6,544
Additions	932	768	164
Revenue recognized for the nine months ended September 30, 2018	(4,802)	(2,794)	(2,008)
Ending balance at September 30, 2018	$17,143	$12,443	$4,700

Transaction price allocated to the remaining performance obligations

As of September 30, 2018, approximately $17,143 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 40% of this revenue is expected to be recognized over the next 12 months, and 60% is expected to be recognized between one and 5 years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Disaggregation of revenue – contractual and non-contractual

	Three months ended September 30,		Nine months ended September 30,
	2018	2017(a)	2018	2017 (a)
Contract revenue from customers with > 1 year arrangements	$14,587	$14,779	$47,745	$40,706
Contract revenue from customers with < 1 year arrangement	66,780	62,772	191,194	158,894
Revenue from non-contractual arrangements	55	55	165	165
BTC rebate	-	-	(13,599)	-
Total revenue	$81,422	$77,606	$225,505	$199,765

Timing of revenue

	Three months ended September 30,		Nine months ended September 30,
	2018	2017(a)	2018	2017(a)
Bill and hold revenue	$11,576	$4,519	$32,470	$12,477
Non-bill and hold revenue	69,846	73,087	193,035	187,288
Total revenue	$81,422	$77,606	$225,505	$199,765

(a)	Prior periods have not been adjusted under the modified retrospective method for Topic 606.

For both long term and short-term contracts, FutureFuel has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of goods sold and distribution. FutureFuel has elected to exclude from net sales any taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which FutureFuel historically recorded shipping and handling fees and taxes.

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2018.

	Three months ended September 30, 2018
	Balances Prior to Adoption of Topic 606	Adjustments	As Reported

Revenue	$80,521	$67	$80,588
Cost of goods sold	61,879	(320)	61,559
Gross profit	12,266	387	12,653
Income from operations	9,842	387	10,229
Income before income taxes	13,070	387	13,457
Provision for income taxes	3,915	97	4,012
Net income	$9,155	$290	$9,445
Basic earnings per share	$0.21	$0.01	$0.22
Diluted earnings per share	$0.21	$0.01	$0.22
Comprehensive income	$9,134	$290	$9,424

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	Nine months ended September 30, 2018
	Balances Prior to Adoption of Topic 606	Adjustments	As Reported

Revenue	$220,520	$2,664	$223,184
Cost of goods sold	146,823	93	146,916
Gross profit	55,860	2,571	58,431
Income from operations	48,065	2,571	50,636
Income before income taxes	51,087	2,571	53,658
Provision for income taxes	1,750	586	2,336
Net income	$49,337	$1,985	$51,322
Basic earnings per share	$1.13	$0.04	$1.17
Diluted earnings per share	$1.13	$0.04	$1.17
Comprehensive income	$49,301	$1,985	$51,286

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated balance sheet which has been adjusted for the adoption of Topic 606 as of September 30, 2018.

	Balances Prior to Adoption of Topic 606	Adjustments	As Reported
Accounts receivable	$18,286	$656	$18,942
Inventory	48,453	(448)	48,005
Income tax receivable	519	(40)	479
Total current assets	373,558	168	373,726
Total assets	483,037	168	483,205
Accounts payable	31,578	(164)	31,414
Deferred revenue - short term	2,690	4,424	7,114
Total current liabilities	47,879	4,260	52,139
Deferred revenue - long term	14,375	276	14,651
Noncurrent deferred income tax liability	18,605	(1,175)	17,430
Total noncurrent liabilities	34,117	(899)	33,218
Total liabilities	81,996	3,361	85,357
Retained earnings	118,804	(3,193)	115,611
Total stockholders' equity	401,041	(3,193)	397,848
Total liabilities and stockholders' equity	$483,037	$168	$483,205

The following table summarizes the impacts of our adoption of Topic 606 on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2018:

	Balances Prior to
	Adoption of		As Reported
	Topic 606	Adjustments	or Restated
Change in net income	$49,337	$1,985	$51,322
Benefit for deferred income taxes	(2,434)	(1,175)	(3,609)
Changes in operating assets and liabilities:
Accounts receivables	3,687	(656)	3,031
Inventory	(4,699)	448	(4,251)
Income tax receivable	6,418	40	6,458
Accounts payable	13,182	(164)	13,018
Deferred revenue	(2,194)	(478)	(2,672)
Net cash provided by operating activities	$79,169	$-	$79,169

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

18 )	CHANGE IN ACCOUNTING PRINCIPLE

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017*	2018	2017*
Net gains/(losses) recognized on equity securities	$815	$26	$(3,273)	$(543)
Less: net gains/(losses) recognized during the period on equity securities sold during the period	-	26	2,324	(543)
Unrealized gains/(losses) during the reporting period on equity securities held at the reporting date	$815	$-	$(5,597)	$-

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three months ended September 30,
			Dollar	%
	2018	2017	Change	Change
Revenues	$81,422	$77,606	$3,816	4.9%
Income from operations	$10,229	$3,200	$7,029	219.7%
Net income	$9,445	$3,334	$6,111	183.3%
Earnings per common share:
Basic	$0.22	$0.08	$0.14	175.0%
Diluted	$0.22	$0.08	$0.14	175.0%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$642	$856	$(214)	(25.0% )
Adjusted EBITDA	$13,661	$9,553	$4,108	43.0%

	Nine months ended September 30,
			Dollar	%
	2018	2017	Change	Change
Revenues	$225,505	$199,765	$25,740	12.9%
Income from operations	$50,636	$6,049	$44,587	737.1%
Net income	$51,322	$7,564	$43,758	578.5%
Earnings per common share:
Basic	$1.17	$0.17	$1.00	588.2%
Diluted	$1.17	$0.17	$1.00	588.2%
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$1,539	$2,413	$(874)	(36.2% )
Adjusted EBITDA	$62,926	$17,201	$45,725	265.8%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Adjusted EBITDA	$13,661	$9,553	$62,926	$17,201
Depreciation	(2,732)	(2,927)	(8,244)	(8,735)
Non-cash stock-based compensation	(107)	(128)	(321)	(878)
Interest and dividend income	2,543	1,965	6,688	5,679
Non-cash interest expense (including amortization of deferred financing costs)	(43)	(43)	(130)	(129)
Losses on disposal of property and equipment	(4)	(68)	(41)	(145)
Losses on derivative instruments	(676)	(3,314)	(3,947)	(1,511)
Gains/(losses) on marketable securities	815	26	(3,273)	(543)
Provision for income taxes	(4,012)	(1,730)	(2,336)	(3,375)
Net income	$9,445	$3,334	$51,322	$7,564

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Nine months ended September 30,
	2018	2017
Adjusted EBITDA	$62,926	$17,201
Benefit for deferred income taxes	(3,609)	(1,303)
Impairment of fixed assets	258	28
Interest and dividend income	6,688	5,679
Provision for income taxes	(2,336)	(3,375)
Losses on derivative instruments	(3,947)	(1,511)
Change in fair value of derivative instruments	(2,290)	(60)
Changes in operating assets and liabilities, net	21,479	19,781
Net cash provided by operating activities	$79,169	$36,440

Results of Operations

Consolidated

	Three months ended September 30,					Nine months ended September 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%

Revenues	$81,422	$77,606	$3,816	4.9%	$225,505	$199,765	$25,740	12.9%
Volume/product mix effect			$(3,054)	(3.9%)			$18,288	9.2%
Price effect			$6,870	8.9%			$7,452	3.7%

Gross profit	$12,653	$5,526	$7,127	129.0%	$58,431	$13,454	$44,977	334.3%

Consolidated sales revenue in the three and nine months ended September 30, 2018 increased 4.9% or $3,816 and 12.9% or $25,740, compared to the three and nine months ended September 30, 2017. The current three-month period was benefited $6,086 from higher biofuel prices and unfavorably affected by a volume reduction in pipeline trades. In the first nine months of 2018, sales revenue benefited from strong demand in the agricultural chemical and energy markets with higher sales volumes and prices in both segments. Within the chemical segment, in the current nine-month period, sales volume/product mix improved 11.0% or $8,543 in addition to an increase of $2,212 from higher average selling prices. The price increases were primarily from higher prices indexed to higher raw material prices. Within the biofuel segment, sales revenue increased $9,745 in the current nine-month period from improved sales volumes and product mix and $5,240 from higher average selling prices experienced in the fuel industry. Negatively influencing this price effect was the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018. Please see Note 2 for additional discussion.

Gross profit in the three and nine months ended September 30, 2018 increased $7,127 and $44,977 compared to the three months and nine months ended September 30, 2017. The three-month increase was primarily from stronger margins in the biofuel segment. The nine-month increase was primarily from improved margins in the biofuel segment from the BTC which expired on December 31, 2016 and was retroactively reinstated for 2017 (but, not beyond 2017) on February 9, 2018 resulting in the benefit being recognized in 2018. Also benefiting gross profit in the nine-month period was increased sales volumes in both the chemicals and biofuels segments.

Gross profit was favorably impacted in the three and nine months ended September 30, 2018, as compared to the prior year period, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  The change in this adjustment decreased gross profit $443 in the three months ended September 30, 2018 and increased gross profit $2,708 in the nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Please see Note 3 for additional discussion.

Gross profit was favorably impacted by the change in the unrealized and realized activity in derivative instruments with a loss of $676 in the three months ended September 30, 2018, as compared to a loss of $3,314 in the prior year period. In the nine-month period, gross profit was impacted negatively by the change in unrealized and realized activity in derivative instruments with a loss of $3,947, as compared to a loss of $1,511, in the prior year period.

Operating Expenses

Operating expenses increased $98 and $390 in the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017. This increase was primarily from an increase in purchased services and compensation.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2018 and 2017 reflects our expected tax rate on reported operating income before income tax. This three-month effective rate is expected to materially continue for the remainder of 2018 absent the effect of the subsequent event impact as noted below.

The effective tax rate for the nine months ended September 30, 2018 reflects our expected tax rate on reported operating income before income tax including the positive effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. Our effective tax rate in the nine months ended September 30, 2017 does not reflect the BTC and Small Agri-biodiesel Producer Tax Credit recognized in 2018 because these credits and incentives were retroactively extended through December 31, 2017 on February 9, 2018. This rate is not expected to continue for the remainder of 2018 as these credits only benefited the three months ended March 31, 2018 and nine months ended September 30, 2018.

Unrecognized tax benefits totaled $0 at both September 30, 2018 and December 31, 2017.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. Interest and penalties included as a component of provision for income taxes amounted to $81 for the three and nine months ended September 30, 2018, and $29 and $402, for the three and nine months ended September 30 2017, respectively.

In a decision dated November 1, 2018, the United States Court of Appeals for the Federal Circuit affirmed a November 22, 2016 decision of the Federal Court of Claims pertaining to the income tax treatment of the blenders’ fuel mixture credit.  Like the Federal Court of Claims before it, the Court of Appeals found that the mixture credit is a reduction in excise tax liability and, to the extent the mixture credit reduces excise tax liabilities, the mixture credit is a component of taxable income.

As a result of the November 1, 2018 decision, FutureFuel is assessing whether the recorded benefits associated with the mixture credit should be re-measured in the period of the decision.  If FutureFuel determines that ASC 740, Income Tax’s recognition threshold of more-likely-than-not is no longer met because of the decision, FutureFuel may recognize additional income tax expense ranging from approximately $4,000 to $4,500 in the fourth quarter.

Net Income

Net income for the three and nine months ended September 30, 2018 increased $6,111 and $43,758 as compared to the same periods in 2017. The increase was from stronger sales volumes, a 14% reduction in the federal statutory tax rate, and biodiesel tax credits and incentives that were reinstated in the three months ended March 31, 2018 that were not in effect for 2017 (see Note 2).

Chemicals Segment

	Three months ended September 30,					Nine months ended September 30,
			Change					Change
	2018	2017	Amount	%		2018	2017	Amount	%

Revenues	$28,022	$28,167	$(145)	(0.5%	)	$88,630	$77,875	$10,755	13.8%
Volume/product mix effect			$(929)	(3.3%	)			$8,543	11.0%
Price effect			$784	2.8%				$2,212	2.8%

Gross profit	$8,898	$8,060	$838	10.4%		$24,470	$20,401	$4,069	19.9%

Sales revenue in the three and nine months ended September 30, 2018 decreased $145 and increased $10,755, compared to the three and nine months ended September 30, 2017. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months and nine months ended September 30, 2018 totaled $23,973 and $74,465, an increase of $380 and $9,276 from the comparable periods, respectively in 2017. In the three-month comparison period, revenue was unfavorably impacted by lower volumes from the timing of custom chemicals shipments. In the nine-month comparison period, sales revenue was benefited from higher volumes in the agrochemical and energy markets. To a lesser extent, the three and nine-month comparison periods were benefited from the change in the recognition of contract liabilities in deferred revenue for a few custom chemical contracts from the adoption of ASC 606.  See Note 17 for additional discussion.  Performance chemicals (comprised of multi-customer products, which are sold based on specification) sales revenues were $4,049 and $14,165, in the three and nine months ended September 30, 2018, a decrease of $525 and an increase of $1,479 from the three and nine months ended September 30, 2017, respectively. The change in the three-month period was related to timing of shipments for products campaigned.  The nine-month comparison period was benefited by higher unit pricing for glycerin products based on improved market conditions.

Gross profit for the chemicals segment for the three and nine months ended September 30, 2018, increased $838 and $4,069 when compared to the three and nine months ended September 30, 2017, respectively. This increase was driven primarily by higher volumes in the agrochemical and energy markets, and to a lesser extent, from a favorable product mix and the change in the recognition of contract liabilities in deferred revenue for a few customer chemical contracts given the adoption of ASC 606. See Note 17 for additional discussion.

Biofuels Segment

	Three months ended September 30,				Nine months ended September 30,
			Change				Change
	2018	2017	Amount	%	2018	2017	Amount	%

Revenues	$53,400	$49,439	$3,961	8.0%	$136,875	$121,890	$14,985	12.3%
Volume/product mix effect			$(2,125)	(4.3% )			$9,745	8.0%
Price effect			$6,086	12.3%			$5,240	4.3%

Gross profit	$3,755	$(2,534)	$6,289	248.2%	$33,961	$(6,947)	$40,908	588.9%

Biofuels sales revenue in the three and nine months ended September 30, 2018 increased $3,961 and $14,985 when compared to the three and nine months ended September 30, 2017. This increase in the three-month comparison period was primarily from higher sales prices partially offset by lower pipeline sales volumes.  The increase in the nine-month comparison period was benefited by an 8% volume increase and a net 4.3% price increase.  The price increase was partially offset by the effect of the retroactive reinstatement of the 2017 BTC, as recorded in the first three months ended March 31, 2018 (see Note 2).

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions.  Revenue from pipeline transactions was $0 and $1,852, in the three and nine months ended September 30, 2018 and 2017, respectively.

A portion of our biodiesel sold in 2018 and 2017 was to a couple major refiners/blenders.  No assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three and nine months ended September 30, 2018 increased $6,289 and $40,908 when compared to the three and nine months ended September 30, 2017. The increase in the three-month period was primarily from higher sales volumes and improved petroleum margins. The increase for the nine-month period was benefited from the recognition in the first quarter of 2018 of the retroactive reinstatement of the 2017 BTC totaling $28,869. Also benefitting gross profit in the nine-month comparison period was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting, which increased biofuels gross profit $2,256.

Biofuels gross profit improved in the three months ended September 30, 2018 as compared to same period in 2017 by the change in activity in derivative instruments with a loss of $676 as compared to a loss of $3,314, respectively. Gross profit was unfavorably impacted by this change in the nine-month comparison period of 2018 to 2017 with a loss of $3,947 and $1,511, respectively. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments, and changes in fair value of the derivative instruments, are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	September 30, 2018		December 31, 2017
	Number of contracts Short	Fair Value	Number of contracts Short	Fair Value
Regulated options, included in other current assets	-	$-	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	31	$(138)	-	$-

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

Certain long-term contracts had an upfront non-cancellable payment considered a material right. The Company applied the renewal option approach in allocating the transaction price to the material right. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate will be updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. Please see Note 17 for additional discussion.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for the three months ended September 30, 2018 and 2017 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $11,602 and $4,519 for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, bill and hold revenue was $32,496 and $12,477, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the nine months ended September 30, 2018 and 2017 are set forth in the following chart.

	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$79,169	$36,440
Net cash used in investing activities	$13,600	$(14,252)
Net cash used in financing activities	$(8,048)	$(108,215)

Operating Activities

Cash from operating activities increased from $36,440 of cash provided by operating activities in the first nine months of 2017 to $79,169 of cash provided by operating activities in the first nine months of 2018. This increase was primarily attributable to the increase of $43,758 in net income, the increase in the change in accounts payable, including accounts payable - related parties, of $10,762 offset by the decrease in the change in inventory of $12,821.

Investing Activities

Cash provided by investing activities increased $27,852, from cash used in investing activities of $14,252 in the first nine months of 2017 compared to $13,600 of cash provided by investing activities in the first nine months of 2018. Of this change, $25,160 was the result of net sales of marketable securities in the first nine months of 2018 compared to net purchases in the first nine months of 2017. Such net sales totaled $14,278, in the first nine months of 2018, compared to $10,882 in net purchases in the first nine months of 2017. Our capital expenditures and customer reimbursements for capital expenditures are summarized in the following table:

	Nine months ended September 30,
	2018	2017
Cash paid for capital expenditures and intangibles	$3,084	$2,614
Cash received as reimbursement of capital expenditures	$(1,545)	$(201)
Cash paid, net of reimbursement, for capital expenditures	$1,539	$2,413

Financing Activities

Cash used in financing activities decreased to $8,048 in the first nine months of 2018 from $108,215 in the first nine months of 2017. This change is the result of payments of dividends on our common stock in the first nine months of 2018 compared to the first nine months of 2017. The payment of dividends totaled $7,872 and $108,063 in the first nine months of 2018 and 2017, respectively.

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

Dividends

In each of the first three quarters of 2018, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in each of such three quarters of 2018 for a total of $7,872.  In each of the first three quarters of 2017, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 per quarter. In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid were $108,063 in the first nine months of 2017.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2018 and December 31, 2017, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses in net income. The fair value of the debt securities and equity instruments totaled $103,102 and $120,699 at September 30, 2018 and December 31, 2017, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2018 and December 31, 2017. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2018 or December 31, 2017 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2018 or 2017. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of September 30, 2018 and December 31, 2017, the fair values of our derivative instruments were a net liability in the amount of $138 and $2,428, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2018. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	310,928	LB	10%	$8,053	13.8%
Methanol	113,984	LB	10%	$2,572	4.4%

(a)   Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2018.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of September 30, 2018 or December 31, 2017 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of September 30, 2018 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 9, 2018

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2018