Form 10-K
period 2018-12-31
FutureFuel Corp.
filed 2019-03-15
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

√	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes √ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

$358,626,929

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 43,743,243

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

During 2018, we distributed normal quarterly cash dividends of $0.06 per share on our common stock. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2019.

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

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 million gallons per year. The plant ran at a slightly reduced rate during 2018 without the reinstatement of the blenders’ tax credit (“BTC”) which weakened market conditions for renewable fuel. The BTC was retroactively reinstated for fiscal year 2017 in February of 2018, however, the BTC has not been extended past 2017. The future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) whether government mandates with respect to biodiesel usage remain in effect; (iii) whether certain tax credits with respect to biodiesel production remain in effect; and (iv) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 16 below.

Narrative Description of Our Business

`

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

Operations

For the year ended December 31, 2018, approximately 60% of our revenue was derived from biofuels, 33% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 7% of revenues from multi-customer specialty chemicals (“performance chemicals”).

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referenced as “B5”) to 20% (commonly referenced as “B20”) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act. In 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy, which allowed federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements by simply buying biodiesel and burning it in new or existing diesel vehicles in a minimum B20 blend. Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See http://www.biodiesel.org/using-biodiesel/market-segments/general-interest.

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process which can utilize a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, crude corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A biodiesel blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, B20, and B50 blends) at our leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

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

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its wide spread availability and ease of processing. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States continues a transition from this expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks such as waste vegetable oil, tallow, and algae. See http://www.emerging-markets.com/biodiesel/index.html . Our continuous production line produces biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids. Our plant has demonstrated a production capacity in excess of 58 million gallons of biodiesel per year.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve- out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.10 billion gallons per year in 2018. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. The last update to the mandate was issued on November 30, 2018, when the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2019 for cellulosic biofuel, biomass based diesel, advanced biofuel, and total renewable fuel.

The following table shows the finalized volume requirement by the USEPA with a modest grow rate in biomass-based diesel.

	Final Renewable Fuel Volumes (a)(c)
	2017	2018	2019		2020
Cellulosic biofuel (million gallons)	311	288	418		n/a
Biomass-based diesel (billion gallons)	2.00	2.10	2.10	(b)	2.43
Advanced biofuel (billion gallons)	4.28	4.29	4.92		n/a
Renewable fuel (billion gallons)	19.28	19.29	19.92		n/a

(a)	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
(b)	The 2019 biomass-based diesel volume requirement was established in the 2018 final rule (82 FR 58486, December 12, 2017)
(c)	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2019-and-biomass-based-diesel-volume

U.S. biomass-based diesel production, of which biodiesel represents a significant amount, exceeded the federal mandate from 2014 through 2018 as shown in the following chart:

Biomass Production Source : Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at

https://www.epa.gov/fuels-registration-reporting-and-compliance-help/rins-generated-transactions

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

State Incentives

Many states follow the federal government’s lead and are offering similar programs and incentives to spur biodiesel production and use. For example, Arkansas offers a tax refund of $0.50 for each gallon of biodiesel used by a supplier to produce a biodiesel/petrodiesel mixture of not more than 2% biodiesel. In April 2007, Arkansas passed legislation that provided for a $0.20 per gallon biodiesel producer credit and up to $50 in grants per site for biodiesel producers and distributors to install distribution infrastructure. The $0.20 per gallon Arkansas producer credit was capped at 10 million gallons of production, or $2 million, per defined time intervals. We applied for, and received, the credit for time intervals through June 30, 2009. No funding was available for this program in 2010 through 2018. However, we intend to apply for the credit in future years when and as such credit is available.

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. We also are registered in the states of California and Oregon fuel programs which incentivize the use of low carbon fuels specific to biomass-based diesel. Washington is in the process of implementing a similar program. As we expand our business, we will assess these and other state incentives and determine if we qualify. We will also stay abreast of regulations and update registrations if eligible.

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

The U.S. biodiesel industry created the BQ-9000 program to address quality issues that arose during the early years of the industry. This program is run by the National Biodiesel Accreditation Committee, which is a cooperative and voluntary program for the accreditation of biodiesel producers and marketers. The program is a quality system-oriented program that includes standards for storage, sampling, testing, blending, shipping, distribution, and fuel management practices. Since the creation and adoption of the BQ-9000 program, the quality of biodiesel in the U.S. market has markedly improved. Our plant has operated as a BQ-9000 accredited production facility since 2006.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Countervailing duties levied in 2017 by the U.S. Commerce Department in on biodiesel imported from Argentina and Indonesia reduced excess supply of imported glycerin. The U.S glycerin market corrected in 2018 with supply/demand more in balance. See https://www.icis.com/explore/resources/news/2018/07/18/10242376/us-glycerine-market-finely-balanced-in-h2-2018/ . Crude glycerin (as generated from biodiesel production) is commonly sold into energy exploration and water treatment markets for limited value, the price of which is determined by energy prices, product supply, and corn commodity prices.

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

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We utilize distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. This is a low-priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine, Fifteenth Edition, (2019, January), the United States has a total combined annual capacity of 2,470.92 million gallons from 121 biodiesel plants. See https://www.directory.biodieselmagazine.com. Available plant capacity decreased 43 million gallons from 2017. However, a reported total of 10 plants with 190.5 million gallons of capacity are under construction (expansion, retrofit, and greenfield projects) in the U.S. Both current and anticipated biodiesel production capacities remain in excess of the federal mandate. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

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

For the twelve months ended December 31, 2018, four of our customers represented approximately 58% of our biofuels revenues (35% of total revenues). For the twelve months ended December 31, 2017 and 2016, three and two of our customers represented approximately 44% and 29% of our biofuels revenues (27% and 17% of total revenues), respectively, with the remaining biofuels spread across multiple other customers. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Renewable diesel is a rapidly growing competing biofuel to biodiesel. Renewable diesel is produced via hydrotreating a biomass-based feedstock. Hydrotreating is a process widely used in petroleum refineries in which hydrogen is used to replace sulfur, oxygen and nitrogen atoms. In production of renewable diesel, hydrotreating is used to convert the biomass triglyceride molecules into paraffinic hydrocarbons. The resultant renewable diesel has several advantages over conventional biodiesel including the ability to be blended into petroleum diesel at higher blend levels and the ability to be transported via conventional fuel pipelines.

The primary manufactures of renewable biodiesel include Neste, Diamond Green, REG and ENI. Biofuels Digest’s recently estimated that there is close to two billion dollars of new investments being made to expend capacity of renewable diesel. https://www.biofuelsdigest.com/bdigest/2018/12/15/from-neste-fulcrum-others-making-renewable-diesel-a-dream-come-true/. Jacobsen reported current renewable diesel capacity as 1.24 billion gals with an additional 1.08 billion gallons planned/under construction

https://conference.thejacobsen.com/wp-content/uploads/2018/05/John-Cusick-Renewables-Forward-Curve-1.pdf

Domestic Competition

We compete with other producers of biodiesel locally, regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The nine largest producers in terms of production capacity of biodiesel in the United States in 2018 were Renewable Energy Group, Inc., World Energy, RBF Port Neches LLC, Ag Processing Inc., Cargill Inc., Louis Dreyfus Agricultural Industries LLC, Archer Daniels Midland Co. - Velva, Cincinnati Renewable Fuels, and FutureFuel Chemical Company. See Biodiesel Magazine, Fifteenth Edition, (2019, January). These nine producers account for 57% of the total production capacity that was available in 2018. Additionally, we compete with numerous other smaller producers and evolving renewable diesel and cellulosic based biodiesel technologies.

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

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. We historically have produced two significant products, or product families, within this particular portfolio. One is our laundry detergent additive product, which is produced for a major detergent and consumer products manufacturer. The other was a proprietary herbicide and associated intermediates we produced for a former long-term Agro chemical customer. We ceased production for this latter customer in 2014 and began the process of transitioning the equipment used for the production of the proprietary herbicide and intermediates into use for a different customer desiring a different proprietary herbicide. Our current custom manufacturing product portfolio is diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, polymer modifiers and fabric care markets.

Performance chemicals comprise multi-customer products which are sold based upon specification and/or performance in the end-use application. This portfolio includes a family of polymer (nylon and polyester) modifiers, glycerin products, and several small-volume specialty chemicals and solvents for diverse applications. In addition, we have recently been successful in growing our performance chemical business through new product development. New products include a family of acetalbased solvents, including diethoxymethane, dimethoxymethane, dibutoxymethane, glycerol formal, and phenol sulfonic acid. In 2014, we added the capability to refine our crude glycerin to an industrial grade of glycerin for higher value specialty chemical applications.

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

We have agreed to extend the supply of our laundry detergent additive to our customer through 2020. However, there is no guarantee that this customer will purchase any laundry detergent additive after 2019. This customer had previously expressed its intent to terminate the supply arrangement effective December 31, 2015, but agreed to amended terms. Demand for the laundry detergent additive has continued to decrease. We continue to work collaboratively with our customer to assess their future demand, which may continue to decline. We are also working to find new customers for this product.

One of our chemical customers, DowDupont Inc. and its affiliates, represented 10% or more of our 2018 and 2017 consolidated sales revenues. This customer represented approximately 27% and 30% of our chemicals revenue (11% and 11% of total revenues) in 2018 and 2017, respectively. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. For this reason, we believe the loss of this customer is unlikely, but would have a material impact on our financials temporarily while we sought to source other custom chemical contracts for the equipment. For the twelve months ended December 31, 2016, none of our customers represented 10% or more of total revenues.

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

Research and development expense incurred by us for the years ended December 31, 2018, 2017, and 2016 were $3,524, $3,659, and $2,715, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,940, $11,488, and $11,136 for the years ended December 31, 2018, 2017, and 2016, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Our Batesville workforce comprises over 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 5.8% over the past five years.

Available Information

We file annual, quarterly, and other reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. You may access that site at http://www.sec.gov.

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website ( https://futurefuelcorporation.gcs-web.com/financial-information/sec-filings ), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (https://futurefuelcorporation.gcs-web.com/corporate-governance ), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Associated with Our Business Activities

The BTC for biodiesel expired on December 31, 2016 and it was not in place during 2017. However, in February 2018, the BTC was retroactively reinstated for 2017. The BTC has not been extended past December 31, 2017. If the credit is not renewed, our cost of producing biodiesel will be increased or our selling price could decrease, which could have an adverse effect on our financial position and results of operations.

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

The total production capacity is well in excess of the current 2.1 billion gallons per year RFS2 mandate for 2018 and 2019. The excess of production capacity over the 2019 and 2020 mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

Biodiesel is encountering increased competition from renewable diesel, which is produced via hydrotreating a biomass-based feedstock. Renewable diesel can be used interchangeably with conventional petroleum diesel and is not limited in blends and can be transported via existing fuel pipeline infrastructure.

The primary manufactures of renewable biodiesel include Neste, Diamond Green, REG and ENI. Biofuels Digest’s recently estimated that there is close to two billion dollars of new investments being made to expend capacity of renewable diesel. https://www.biofuelsdigest.com/bdigest/2018/12/15/from-neste-fulcrum-others-making-renewable-diesel-a-dream-come-true/.

Jacobsen reported current renewable diesel capacity as 1.24 billion gals with an additional 1.08 billion gallons planned/under construction.

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with five large strategic customers covering multiple products representing greater than 81% of our chemicals segment product sales, or 33% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has two large customers. Sales to these two biodiesel customers totaled approximately 20% of total revenues in 2018 (or $57,198), compared to one large customer with total revenue of 14% in 2017 (or $38,917) and 14% in 2016 (or $35,568). We do not have a contract with these customers, but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline and renewable diesel produced from catalytic hydrotreating of renewable feedstock oils and competitive process technologies such as advanced biodiesel continuous reactor and washing designs that increase throughput. Additionally, new supplies of natural gas in the U.S., primarily as a result of shale gas development, have lowered natural gas prices. Lower natural gas prices may lead to increased use of natural gas as a transportation fuel. Increased usage of natural gas in the transportation market, or other markets which have traditionally utilized petrodiesel or biodiesel, may lead to declines in the demand for petrodiesel and biodiesel. Lastly, new and more active compounds may be discovered that require less volume or different manufacturing methods, or the end products may become obsolete and be replaced with differing materials.

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

We hold a $165 million revolving credit facility with a commercial bank. Although as of the date of this report we have no outstanding borrowings under this facility, if and when we do borrow the restrictions governing this indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive and time consuming and may require significant attention from management. Although we have concluded as of December 31, 2018, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 31, 2018, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was utilized for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. The first such triennial report was published in January 2011. The second triennial report was published June 29, 2018. The 2018 report reaffirms the findings of the 2011 report and reflects the current understanding about biofuel production using data gathered through May 2017. See

https://cfpub.epa.gov/si/si_public_record_report.cfm?Lab=IO&dirEntryId=341491 .

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,743,243 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 15, 2019, there are 43,743,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 273 holders of record on March 15, 2019 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2017 and 2018 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$2.29	December 16, 2016	January 13, 2017	November 30, 2016
$0.06	March 1, 2017	March 15, 2017	November 30, 2016
$0.06	June 1, 2017	June 15, 2017	November 30, 2016
$0.06	September 1, 2017	September 15, 2017	November 30, 2016
$0.06	December 1, 2017	December 15, 2017	November 30, 2016
$0.06	March 1, 2018	March 15, 2018	December 6, 2017
$0.06	June 1, 2018	June 15, 2018	December 6, 2017
$0.06	September 4, 2018	September 18, 2018	December 6, 2017
$0.06	December 3, 2018	December 17, 2018	December 6, 2017

We have also declared dividends for 2019 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 1, 2019	March 15, 2019	November 19, 2018
$0.06	June 3, 2019	June 17, 2019	November 19, 2018
$0.06	September 3, 2019	September 17, 2019	November 19, 2018
$0.06	December 2, 2019	December 16, 2019	November 19, 2018

No assurances can be given that we will declare or pay dividends for years after 2019.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2018, we issued 10,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

The following additional information regarding the incentive plans is as of December 31, 2018.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
Plan Category	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,000(*)	$14.55(*)	4,364,167

(*) 30,000 shares granted pursuant to a prior separate omnibus incentive plan (the “Prior Plan”), which was adopted by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  The Prior Plan expired on June 26, 2017.  Under the Prior Plan, we were authorized to issue 2,670,000 shares of our common stock. Through the expiration of the Prior Plan, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of FutureFuel Corp's common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of forty five companies that includes: Aemetis Inc., American Resources Corp, Benchmark Energy Corp, Bioamber Inc., Blue Sugars Corp, Bluefire Renewables Inc., Cardinal Ethanol LLC, Celanese Corp, Cleantech Biofuels Inc., Codexis Inc., Easylink Solutions Corp, ESP Resources Inc., Evolution Fuels Inc., Global Energy Inc., Granite Falls Energy LLC, Green Energy Live Inc., Green Energy Resources Inc., Green Plains Inc., Green Plains Partners LP, Greenbelt Resources Corp, Greenshift Corp, Heron Lake Bioenergy LLC, Highwater Ethanol LLC, Immage Biotherapeutics Corp, Innophos Holdings Inc., International Flavors & Fragrances Inc., Koppers Holdings Inc., Kreido Biofuels Inc., Long Beard Breweries Inc., Methes Energies International Ltd, New America Energy Corp, Nouveau Life Pharmaceuticals Inc., N Technology Inc., Ozop Surgical Corp, Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Red Trail Energy LLC, Renewable Energy Group Inc., Rex American Resources Corp, Sino United Worldwide Consolidated Ltd, Southwest Iowa Renewable Energy LLC, Tantech Holdings Ltd, Tapinator, Inc.., Westlake Chemical Partners LP and Zeons Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2013 and tracks it through December 31, 2018.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FutureFuel Corp, the Russell 2000 Index,
and SIC Code 2860

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
3/14
6/14
9/14
12/14
3/15
6/15
9/15
12/15
3/16
6/16
9/16
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
FutureFuel Corp
Russell 2000
SIC Code 2860

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Russell Investment Group. All rights reserved.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2018 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2018, neither we nor anyone acting on our behalf purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.       Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2014, 2015, 2016, 2017, and 2018. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto. The financial data presented is not directly comparable between periods as a result of the adoption of ASC Topic 606, Revenue from Contracts with Customers in 2018.

(Dollars in thousands, except per share amounts)

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December	December	December	December	December
Item	31, 2018	31, 2017	31, 2016	31, 2015	31, 2014
Operating Revenues	$291,018	$275,026	$253,193	$299,611	$341,838
Net income	$53,158	$23,511	$56,341	$46,421	$53,200
Earnings per common share:
Basic	$1.22	$0.54	$1.29	$1.06	$1.22
Diluted	$1.22	$0.54	$1.29	$1.06	$1.22
Total Assets	$471,155	$425,563	$529,043	$489,109	$461,488
Long-term obligations	$42,586	$38,686	$52,181	$46,244	$50,392
Dividends declared per common share	$0.24	$0.24	$2.77	$0.24	$0.48
Net cash provided by operating activities	$85,955	$39,347	$90,975	$39,623	$51,952
Net cash provided by (used in) investing activities	$25,064	$(13,183)	$(35,207)	$2,025	$6,708
Net cash used in financing activities	$(10,674)	$(110,809)	$(10,545)	$(11,678)	$(21,044)

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

Major products in the custom chemicals group include: (i) a laundry detergent additive manufactured exclusively for a customer for use in a household detergent; (ii) proprietary herbicide intermediates manufactured for select strategic customers; (iii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iv) a biocide intermediate for another customer. The custom chemicals group also includes consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry).

Revenues generated from the laundry detergent additive are based on a supply agreement with the customer. In 2018, we entered into a new agreement to extend the supply of the laundry detergent additive to this customer through 2020 at reduced volumes and prices. However, there is no guarantee that this customer will order any laundry detergent additive after 2019. We previously acquired intellectual property rights related to the laundry detergent additive and are working to leverage this intellectual property to find new customers for this product.

In 2013, we completed a supply agreement with a major multi-national life sciences company to manufacture an intermediate to a new herbicide. The equipment utilized for this project is, in part, the equipment vacated from the termination of previous contracts with other customers. The contract is effective through December 31, 2020. No assurances can be given, however, that the agreement will be further extended past 2020.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2018	$289,019	$1,999	$291,018
Year ended December 31, 2017	$271,635	$3,391	$275,026
Year ended December 31, 2016	$250,320	$2,873	$253,193

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

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December	Dollar	%
	31, 2018	31, 2017	Change	Change
Revenues	$291,018	$275,026	$15,992	5.8%
Income from operations	$63,439	$9,887	$53,552	541.6%
Net income	$53,158	$23,511	$29,647	126.1%
Earnings per common share:
Basic	$1.22	$0.54	$0.68	125.9%
Diluted	$1.22	$0.54	$0.68	125.9%
Capital expenditures (net of customer reimbursements and regulatory grants)	$2,550	$3,406	$(856)	(25.1%)
Adjusted EBITDA	$73,912	$26,353	$47,559	180.5%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2018	2017(1)
Adjusted EBITDA	$73,912	$26,353
Depreciation	(10,969)	(11,617)
Non-cash stock-based compensation	(357)	(998)
Interest and dividend income	9,183	7,809
Non-cash interest expense (including amortization of deferred financing costs)	(173)	(172)
Losses on disposal of property and equipment	(41)	(195)
Gains/(losses) on derivative instruments	633	(3,844)
Losses on marketable securities	(12,011)	(687)
(Provision)/benefit for income taxes	(7,019)	6,862
Net income	$53,158	$23,511

(1)	Prior year amounts have been restated to be consistent with current year classifications.

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2018	2017
Adjusted EBITDA	$73,912	$26,353
Benefit for deferred income taxes	(1,253)	(13,657)
Impairment of fixed assets	258	28
Interest and dividend income	9,183	7,809
(Provision)/ benefit for income taxes	(7,019)	6,862
Gains/(losses) on derivative instruments	633	(3,844)
Change in fair value of derivative instruments	(2,130)	2,170
Changes in operating assets and liabilities, net	12,030	13,626
Other	(1)	-
Net cash provided by operating activities	$85,613	$39,347

Results of Operations

Consolidated

	2018 Compared to 2017:				2017 Compared to 2016:
			Change				Change
(Dollars in thousands)	2018	2017	$	%	2017	2016	$	%
Sales	$291,018	$275,026	$15,992	5.8%	$275,026	$253,193	$21,833	8.6%
Volume/product mix effect			$8,787	3.2%			$(23,743)	(9.4% )
Price effect			$7,205	2.6%			$45,576	18.0%
Gross profit	$73,398	$20,261	$53,137	262.3%	$20,261	$46,858	$(26,597)	(56.8% )
Operating expense	$9,959	$10,374	$(415)	(4.0% )	$10,374	$10,335	$39	0.4%

2018 Compared to 2017

Consolidated sales revenue increased 5.8% or $15,992 in 2018 compared to 2017. This increase primarily resulted from higher selling prices in the biofuel and chemical segments. Chemical sales volumes increased primarily from the improved conditions in the agrochemical and energy markets.

Gross profit increased $53,137 in 2018 compared to 2017. This increase was primarily attributable to: i) the reinstatement of the biodiesel BTC for 2017 in 2018, amounting to $28,865 (see Note 3 for further details); ii) increased volumes in the chemical segment from the agrochemical and energy markets; iii) gains in the unrealized and realized activity in derivative instruments as compared to losses in the prior year;- the change in the derivative activity increased gross profit $633 in 2018 as compared to decreasing gross profit $3,844 in 2017; and iv) the benefit of adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The LIFO adjustment decreased gross profit $ 2,249 in 2018 as compared to decreased gross profit $5,204 in 2017. The change in LIFO did not result in a lower of cost or market adjustment in 2018 but did in 2017 in the amount of $276.

Operating expenses decreased $415 in 2018 compared to 2017. This decrease was primarily the result of lower compensation expense and research and development expense.

Provision for Taxes

The provision for taxes in 2018 was 11.7% or $7,019 as compared to a benefit of 41.2% or $6,862 in 2017.

FutureFuel’s effective tax rate for the year 2018 reflects FutureFuel’s uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. See Note 14 for further details. Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018. This tax benefit was recorded in FutureFuel’s first quarter 2018 results. Please see Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2016, 2017, and 2018.

FutureFuel’s effective tax rate for the year 2017, reflects a one-time benefit from The Tax Cuts and Jobs Act of 2017 (“The Act”). The Act provided for a federal tax rate from 35% to 21%, effective January 1, 2018. FutureFuel recognized a one-time $12,066 income tax benefit from anticipated lower tax rates on future reversals of deferred tax liabilities.

FutureFuel’s unrecognized tax benefits totaled $2,804 and $0 at December 31, 2018 and 2017, respectively.

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

FutureFuel’s effective tax rate for the year December 31, 2016 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit present in 2016 were not in effect during 2017. However, these credits and incentives were retroactively extended for 2017 (but not beyond 2017) on February 9, 2018. The tax benefit of this retroactive extension for 2017 was recorded in FutureFuel’s first quarter 2018 results.

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (“The Act”) was enacted. The Act provides for a decrease in the overall federal tax rate from 35% to 21% effective January 1, 2018. As a result of the Act, FutureFuel recognized a one-time $12,066 income tax benefit due to an anticipated lower tax rate for future reversals of deferred tax liabilities.

Prior to 2013, FutureFuel had historically included the BTC in taxable income as a reduction in cost of goods sold on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the IRS, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. Please see Note 3 of our consolidated financial statements for a discussion of the impact of the BTC for the years ended December 31, 2016, 2017 and 2018.

FutureFuel’s unrecognized tax benefits totaled $0 and $2,056 at December 31, 2017 and 2016, respectively.

Chemicals Segment

	2018 Compared to 2017:				2017 Compared to 2016:
			Change				Change
(Dollars in thousands)	2018	2017	$	%	2017	2016	$	%
Sales	$117,128	$105,386	$11,742	11.1%	$105,386	$100,907	$4,479	4.4%
Volume/product mix effect			8,353	7.9%			2,609	2.6%
Price effect			3,389	3.2%			1,870	1.8%

Gross profit	$33,986	$28,016	$5,970	21.3%	$28,016	$32,055	$(4,039)	(12.6%)

2018 Compared to 2017

Chemical sales revenue increased 11.1% or $11,742 in 2018 compared with 2017. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $97,746, an increase of $9,841 from 2017. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets, new customer product sales, and increased amortization of deferred revenue (which was presented as a price variance). This increase was partially offset by reduced sales volumes and price of our laundry detergent additive. Our contract for sales of the laundry detergent additive expires December 31, 2020, however, there is no guarantee that this customer will order any laundry detergent additive after 2019. We continue to pursue other customers for this product. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $19,382 in 2018, an increase of $1,901 from 2017. This increase was primarily from a stronger glycerin market absent the Argentinian imports that impeded U.S. demand in 2017.

Gross profit for the chemicals segment increased 21.3% or $5,970 in 2018 compared with 2017. This increase resulted from improved profits from higher volumes in the agrochemical and energy markets and the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The change in LIFO reduced gross profit in both 2018 and 2017, however, the reduction in 2017 was greater. Gross profit was partially reduced by the impact of lower sales volumes and sales prices of the laundry detergent additive.

2017 Compared to 2016

Chemical sales revenue increased 4.4% or $4,479 in 2017 compared with 2016. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $87,905, an increase of $5,238 from 2016. This increase was primarily attributed to increased sales prices and volumes in the agrochemical and energy markets, new customer product sales, and increased amortization of deferred revenue which were partially offset by reduced sales volumes and price of our laundry detergent additive. Our contract for sales of the laundry detergent additive expires December 31, 2020, however, there is no guarantee that this customer will order any laundry detergent additive after 2019. We continue to pursue other customers for this product. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $17,481 in 2017, a decrease of $759 from 2016. This decrease was primarily from reduced sales volumes of our polymer modifier products and specialty additives.

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

Biofuel Segment

	2018 Compared to 2017:				2017 Compared to 2016:
			Change				Change
(Dollars in thousands)	2018	2017	$	%	2017	2016	$	%
Sales	$173,890	$169,640	$4,250	2.5%	$169,640	$152,286	$17,354	11.4%
Volume/product mix effect			434	0.3%			(26,352)	(17.3%	)
Price effect			3,816	2.2%			43,706	28.7%

Gross profit	$39,412	$(7,755)	$47,167	(608.2% )	$(7,755)	$14,803	$(22,558)	(152.4%	)

2018 Compared to 2017

Biofuels sales revenue increased 2.5% or $4,250 in 2018 compared to 2017 primarily from increased sales prices of biodiesel and biodiesel blends. The fuel industry experienced favorable prices in 2018 versus 2017, however, this favorable price increase was mostly offset by the effect of the retroactive reinstatement of the 2017 BTC which reduced revenue $13,559, as recorded in the first three months ended March 31, 2018 (see Note 3 for further information). Additionally offsetting this price increase was reduced common carrier pipeline sales. Pipeline sales totaled $491 in 2018 compared to $2,175 in 2017.

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

A portion of our biodiesel sold was to four major refiners in the United States in 2018 and one in 2017. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased $47,167 in 2018 compared to 2017. Cost of goods sold decreased largely as a result of the 2017 BTC which was retroactively reinstated on February 9, 2018. The BTC has not been reinstated beyond December 31, 2017. Please see Note 3 for additional discussion. Gross profit was also benefited by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The LIFO reserve for the biofuel segment increased in both 2018 and 2017, however, the increase in 2017 was greater resulting in an increase to gross profit for 2018. Additional benefit to gross profit was the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a gain of $633 in 2018 and a loss of $3,844 in 2017.

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

Critical Accounting Policies and Practices

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2018 and 2017, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2018 and December 31, 2017, we recorded a reserve for closure/post-closure liabilities of $904 and $876, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue Recognition

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

Certain long-term contracts had an upfront non-cancellable payment considered a material right. The Company applied the renewal option approach in allocating the transaction price to the material right. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate will be updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. Please see Note 15 for additional discussion.

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written master service agreements. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. All of our products are tested for quality before shipment, and historically returns have been inconsequential. We do not offer rebates, except those related to the BTC.

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of the RINs is not reflected in revenue until such time as the RIN sale has been completed.

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for 2018 and 2017 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $44,924, $17,517, and $23,725 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2018, 2017, and 2016 are set forth in the following table.

(Dollars in thousands)

	2018	2017	2016
Net cash provided by operating activities	$85,613	$39,347	$90,975
Net cash provided by (used in) investing activities	$25,406	$(13,183)	$(35,207)
Net cash used in financing activities	$(10,674)	$(110,809)	$(10,545)

Operating Activities

Cash provided by operating activities increased from $39,347 in 2017 to $85,613 in 2018, a net increase of $46,266. This increase was attributed to: (i) the increase in net income in 2018 compared to 2017 of $29,647 (ii) the increase in the change in the fair value of equity securities of $13,238 and (iii) the decrease in the change in the benefit for deferred taxes of $12,404. Primarily offsetting this cash from operations was a decrease in the change in income tax refunds receivable of $13,492.

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

Investing Activities

Cash provided by investing activities was $25,406 in 2018 compared to cash used of $13,183 in 2017, for a net increase in cash from investing activities of $38,589. This decrease was primarily attributable to a $36,276 increase in the net sales of marketable securities in 2018 compared to the net purchases of marketable securities in 2017. Such net sales totaled $28,571 in 2018, as compared to total net purchases of $7,705 in 2017. The net increase in cash from investing activities was also benefited by the change in the cash used in the collateralization of derivative instruments of $3,581. The cash used in collateralization of derivative instruments was $1,901 in 2017 as compared to cash provided by $1,680 in 2018. Partially offsetting the increase in the cash flows from investing was the increase in the cash used in capital expenditures of $1,286.

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

Our capital expenditures and customer reimbursements are summarized in the table below.

	2018	2017	2016
Cash paid for capital expenditures and intangibles	$4,867	$3,581	$4,495
Cash received as reimbursement of capital expenditures	$(2,659)	$(175)	$(272)
Cash paid, net of reimbursement, for capital expenditures	$2,208	$3,406	$4,223

Financing Activities

Cash used in financing activities decreased from $110,809 in 2017 to $10,674 in 2018, a net decrease of $100,135. This decrease was primarily due to $10,498 in of cash dividends in 2018 as compared to $110,688 of cash dividends paid in 2017.

Cash used in financing activities increased from $10,545 in 2016 to $110,809 in 2017. This increase was primarily due to $110,688 of cash dividends paid in 2017 as compared to $10,493 of cash dividends paid in 2016.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2018.

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

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Facility as of December 31, 2018 and 2017.

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

Dividends

In 2018, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,498. On November 19, 2018, we declared normal quarterly dividends of $0.06 per share on our common stock with record dates and payment dates as previously discussed. Dividends declared, but not paid, were accrued at December 31, 2018.

In 2017, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,500. In the first quarter of 2017, we also paid a special cash dividend of $2.29 per share on our common stock. This special cash dividend amounted to $100,188. Total cash dividends paid in 2017 were $110,688. On December 6, 2017, we declared normal quarterly dividends of $0.06 per share on our common stock with record dates and payment dates as previously discussed. Dividends declared, but not paid, were accrued at December 31, 2017.

In 2016, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,493. Dividends declared, but not paid, were accrued at December 31, 2016.

Capital Management

As a result of positive operating results, we accumulated excess working capital, as previously discussed. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2018, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also hold certain exchange traded debt, and trust preferred securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $79,888 as of December 31, 2018.

In 2017, prior to the adoption of ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10), on January 1, 2018, we held investments in certain preferred stock, other equity instruments, trust preferred securities, and exchange traded debt with all being classified as “available-for-sale”. Accordingly, these securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, including accrued dividends and interest, totaled $120,699 at December 31, 2017. In 2018, we adopted ASU 2016-01 utilizing the modified retrospective method which states that equity investments are to be measured at fair value with changes in fair value recognized in net income. The unrealized losses on equity securities were $13,236 for 2018.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at December 31, 2018 and 2017. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at December 31, 2018 or 2017, as they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

The following table sets forth as of December 31, 2018, the payments due by period for the following contractual obligations.

(Dollars in thousands)

		Less than 1	1-3	4-5	More than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-term debt obligations (a)	-	-	-	-	-
Capital lease obligations	-	-	-	-	-
Operating lease obligations	$2,363	$644	$1,354	$365	-
Purchase obligations (b)	$6,700	$6,700	-	-	-
Unrecognized tax benefits	$2,804	$2,804	-	-	-
Other long-term liabilities reflected on our balance sheet under GAAP (c)	-	-	-	-	-
Total	$11,867	$10,148	$1,354	$365	-

(a)	As of December 31, 2018, we had no borrowings under the $165 million credit agreement described above.

(b)	Purchase obligations within less than one year include (i) the purchase of biodiesel feedstock to be taken during 2018 and (ii) various other infrastructure and capital repairs.

(c)

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $904 at December 31, 2018. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2018 or 2017. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2018 and 2017, the fair values of our derivative instruments were in a liability position in the amount of $297 and $2,428, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices in 2018. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	406,086	LB	10%	$10,599	14.4%
Methanol	179,020	LB	10%	$3,455	4.7%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2018.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2018 or 2017 and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.      Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2018 and 2017 and our consolidated statements of operations, statements of comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2018, together with RubinBrown LLP’s report thereon.

Report Of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion thereon.

Adoption of New Accounting Pronouncements

As discussed in Note 15 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers. As discussed in Note 27 to the consolidated financial statements, the Company changed how changes in the fair value of equity security investments are recognized in 2018 due to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

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

We have served as the Company’s auditor since 2007.

Denver, Colorado

March 15, 2019

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017
Assets
Cash and cash equivalents	$214,972	$114,627
Accounts receivable, net of allowances for bad debt of $0 and $0, at December 31, 2018 and December 31, 2017, respectively	16,294	21,973
Accounts receivable – related parties	1,844	165
Inventory	39,296	43,754
Income tax receivable	6,858	6,937
Prepaid expenses	1,767	1,660
Prepaid expenses – related parties	12	12
Marketable securities	79,888	120,699
Deferred financing costs	144	144
Other current assets	1,255	387
Total current assets	362,330	310,358
Property, plant and equipment, net	103,575	109,735
Intangible assets	1,408	1,408
Deferred financing costs	36	180
Other assets	3,806	3,882
Total noncurrent assets	108,825	115,205
Total Assets	$471,155	$425,563
Liabilities and Stockholders’ Equity
Accounts payable	$19,981	$18,396
Accounts payable – related parties	1,689	1,183
Deferred revenue – current	4,581	2,736
Dividends payable	10,498	10,498
Accrued expenses and other current liabilities	2,742	2,468
Total current liabilities	39,491	35,281
Deferred revenue – noncurrent	20,319	16,522
Other noncurrent liabilities	4,241	1,115
Noncurrent deferred income tax liability	18,026	21,049
Total noncurrent liabilities	42,586	38,686
Total liabilities	82,077	73,967
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243 and 43,741,670, issued and outstanding as of December 31, 2018 and 2017, respectively	4	4
Accumulated other comprehensive income	(20)	8,433
Additional paid in capital	282,145	281,964
Retained earnings	106,949	61,195
Total stockholders’ equity	389,078	351,596
Total Liabilities and Stockholders’ Equity	$471,155	$425,563

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Years Ended December 31, 2018, 2017, and 2016

(Dollars in thousands, except per share amounts)

	2018	2017	2016
Revenue	$286,949	$273,144	$244,822
Revenues – related parties	4,069	1,882	8,371
Cost of goods sold	191,758	224,249	191,662
Cost of goods sold – related parties	19,596	26,606	10,319
Distribution	6,075	3,750	3,976
Distribution – related parties	191	160	378
Gross profit	73,398	20,261	46,858
Selling, general, and administrative expenses
Compensation expense	3,809	4,153	4,921
Other expense	2,037	2,066	2,176
Related party expense	589	496	523
Research and development expenses	3,524	3,659	2,715
	9,959	10,374	10,335
Income from operations	63,439	9,887	36,523
Interest and dividend income	9,183	7,809	6,152
Interest expense	(173)	(172)	(173)
Loss on marketable securities	(12,011)	(687)	(1,340)
Other expense	(261)	(188)	(356)
	(3,262)	6,762	4,283
Income before income taxes	60,177	16,649	40,806
Provision/(benefit) for income taxes	7,019	(6,862)	(15,535)
Net income	$53,158	$23,511	$56,341

Earnings per common share
Basic	$1.22	$0.54	$1.29
Diluted	$1.22	$0.54	$1.29
Weighted average shares outstanding
Basic	43,725,333	43,676,171	43,542,785
Diluted	43,731,192	43,685,579	43,547,538

Comprehensive Income	2018	2017	2016
Net income	$53,158	$23,511	$56,341
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale securities	(229)	7,535	2,643
Income tax effect	49	(2,642)	(1,158)
Total unrealized gains/(losses), net of tax	(180)	4,893	1,485
Comprehensive income	$52,978	$28,404	$57,826

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2018, 2017, and 2016

(Dollars in thousands)

	2018	2017	2016
Cash flows provided by operating activities
Net income	$53,158	$23,511	$56,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,969	11,617	10,819
Amortization of deferred financing costs	144	145	144
Benefit for deferred income taxes	(1,253)	(13,657)	(5,271)
Change in fair value of equity securities	13,238	-	-
Change in fair value of derivative instruments	(2,130)	2,170	3,621
Other than temporary impairment of marketable securities	-	814	2,184
Impairment of fixed assets	258	28	178
Gain on the sale of investments	(1,227)	(127)	(843)
Stock based compensation	357	998	1,908
Losses on disposals of fixed assets	41	195	147
Noncash interest expense	28	27	27
Changes in operating assets and liabilities:
Accounts receivable	5,679	2,386	21,960
Accounts receivable – related parties	(1,679)	220	(375)
Inventory	4,458	8,339	12,864
Income tax receivable	79	13,571	(6,394)
Prepaid expenses	(107)	34	(52)
Prepaid expenses – related party	-	-	23
Accrued interest on marketable securities	(25)	16	(110)
Other assets	(317)	(9)	(556)
Accounts payable	1,243	(4,403)	(11,643)
Accounts payable – related parties	506	(71)	1,010
Accrued expenses and other current liabilities	274	60	(645)
Accrued expenses and other current liabilities – related parties	-	(142)	142
Deferred revenue	(1,258)	(4,215)	3,734
Other noncurrent liabilities	3,177	(2,160)	1,762
Net cash provided by operating activities	85,613	39,347	90,975
Cash flows from investing activities
Collateralization of derivative instruments	1,680	(1,901)	(535)
Purchase of marketable securities	(19,664)	(30,959)	(60,664)
Proceeds from the sale of marketable securities	48,235	23,254	30,487
Proceeds from the sale of fixed assets	22	4	-
Capital expenditures	(4,867)	(3,581)	(4,495)
Net cash provided by (used in) investing activities	25,406	(13,183)	(35,207)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	(176)	(121)	(128)
Excess tax benefits associated with stock options and awards	-	-	(137)
Proceeds from issuance of stock	-	-	213
Payment of dividends	(10,498)	(110,688)	(10,493)
Net cash used in financing activities	(10,674)	(110,809)	(10,545)
Net change in cash and cash equivalents	100,345	(84,645)	45,223
Cash and cash equivalents at beginning of period	114,627	199,272	154,049
Cash and cash equivalents at end of period	$214,972	$114,627	$199,272

Cash paid for interest	-	-	-
Cash paid for income taxes	$9,182	$55	$987
Noncash items incurred:
Noncash dividends declared	$10,498	$10,498	$10,688
Noncash capital expenditures	$420	$-	$471

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2018, 2017, and 2016

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - January 1, 2016	43,715,832	$4	$2,055	$279,231	$113,022	$394,312
Dividends	-	-	-	-	(121,181)	(121,181)
Proceeds from the issuance of stock	34,138	-	-	213	-	213
Stock based compensation	-	-	-	1,908	-	1908
Excess income tax benefits from exercise of stock options	-	-	-	(137)	-	(137)
Minimum tax withholdings on options and awards	-	-	-	(128)	-	(128)
Other comprehensive gain	-	-	1,485	-	-	1,485
Net income	-	-	-	-	56,341	56,341
Balance - December 31, 2016	43,749,970	$4	$3,540	$281,087	$48,182	$332,813
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	(8,300)	-	-	998	-	998
Minimum tax withholdings on options and awards	-	-	-	(121)	-	(121)
Other comprehensive gain	-	-	4,893	-	-	4,893
Net income	-	-	-	-	23,511	23,511
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	$281,964	$64,289	$346,417
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	1,573	-	-	357	-	357
Minimum tax withholdings on options and awards	-	-	-	(176)	-	(176)
Other comprehensive loss	-	-	(180)	-	-	(180)
Net income	-	-	-	-	53,158	53,158
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Customer concentrations

For the twelve months ended December 31, 2018, 2017, and 2016, significant portions of FutureFuel’s sales are made to a relatively small number of customers. Sales to two biodiesel customers totaled $57,198 in 2018, and sales to one customer in 2017 and 2016 totaled $38,917, and $35,568, respectively.

For the twelve months ended December 31, 2018, one of our customers, DowDupont Inc. and its affiliates, represented approximately 27% of our chemicals revenue (11% of total revenues). Multiple products were sold to various affiliates of this customer under both long-term and short-term contracts. FutureFuel believes the loss of this customer would have a material impact on our financials temporarily while the company sought to source other custom chemical contracts for this equipment. In the twelve months ended December 31, 2017, this customer represented 30% of our chemical revenue (11% of total revenues). For the twelve months ended December 31, 2016, none of our chemical customers represented 10% or more of total revenues.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in our biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2018 or 2017.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of the physical commodity sold. As of December 31, 2018 and 2017, the fair value of our derivative instruments were ($297) and ($2,428), respectively. They were comprised of a short position of 100 regulated options with a fair value of ($484) and a short position of 96 regulated fixed price futures contracts with a fair value of $187 at December 31, 2018. Comparatively, we held a short position of 200 regulated options with a fair value of ($2,428) at December 31, 2017.

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

Deferred revenue and revenue recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis on January 1, 2018. The policy below reflects the Company's policy after adoption. See Note 15 for discussion of differences from prior standard.

FutureFuel recognizes revenue when performance obligations of the sale are satisfied in accordance with ASC 606. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control is transferred to the customer, generally at the time of shipment or delivery of products.

A select number of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by Topic 606 as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimates the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis. See Note 15 for further discussion including disaggregation.

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

Bill and hold transactions for 2018, 2017, and 2016 related to three specialty chemical customers in 2018 and 2016, and two in 2017 whereby revenue was recognized in accordance with contractual agreements based on product produced and ready for use. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The inventory was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions are similar to other specialty chemical customers. Sales revenue under bill and hold arrangements totaled $44,924, $17,517, and $23,725 for the years ended December 31, 2018, 2017, and 2016, respectively. See Note 15 for further details.

Additionally, FutureFuel has been awarded grants from governmental agencies related to the construction of production equipment and infrastructural improvements at its plant site. The cost of construction of these projects has been either funded by the governmental agencies directly or funded by FutureFuel who has then been reimbursed by the governmental agencies. Direct payments and reimbursements for construction costs have been recognized as deferred revenue and will be amortized into earnings over the expected life of the applicable customer relationship or the life of the asset if no direct customer relationship is tied to the asset. Such amortization began when the asset was placed into service and all contingencies associated with the grants were fulfilled.

Asset retirement obligations

FutureFuel establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a liability is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and FutureFuel’s environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, FutureFuel estimates the useful life of each individual asset up to 35 years. Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

FASB ASC Topic 740, Income Taxes (“ASC 740”), addresses the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

Cost of goods sold and selling, general, and administration expenses

Cost of goods sold includes the costs of inventory sold, related purchasing, distribution, and warehousing costs, costs incurred for shipping and handling, and environmental remediation costs. In 2016, the biodiesel tax incentive for blending biodiesel with petroleum diesel was netted with cost of goods sold. The one dollar per gallon blenders’ tax credit (“BTC”) amounted to one cent for each percentage point of vegetable oil or animal fat biodiesel that was blended with petrodiesel. The credit was recognized as it was earned as a reduction to cost of goods sold, i.e., when biodiesel blended with petrodiesel was sold or when such credit was made law. This tax credit expired on December 31, 2016, but in February 2018, this credit was retroactively reinstated for 2017 and has not been extended past 2017. In the first three months ended March 31, 2018, the biodiesel tax incentive was netted with cost of goods sold. See Note 3 for further discussion.

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

Earnings per share

Earnings per share is computed using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2018, 2017, or 2016.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the years ended December 31, 2017, and 2016. There were no outstanding service-based restricted stock units for the year ended December 31, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income/(loss) (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. FutureFuel’s OCI is comprised of unrealized gains and losses resulting from its investment in certain marketable securities classified as available for sale (see Note 6). For the year ended December 31, 2018, FutureFuel recorded other comprehensive losses of $180, net of income tax benefit of $49, on these securities. For the year ended December 31, 2017, FutureFuel recorded other comprehensive income of $4,893, net of income taxes of $2,642. For the year ended December 31, 2016, FutureFuel recorded other comprehensive income of $1,485, net of income taxes of $1,158. For the year ended December 31, 2017 and 2016, FutureFuel reclassified a portion of its unrealized income related to certain of its available-for-sale securities from OCI to a component of net income as a result of recording an other than temporary impairment. This reclassification totaled $529 and $1,419, net of income tax benefit of $285 and $765, for the years ended December 31, 2017, and 2016, respectively.

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during a reporting period. Estimates are used when accounting for allowance for doubtful accounts, depreciation, amortization, asset retirement obligations, contract liabilities, revenue recognition, material rights, and income taxes as well as the evaluation of potential losses due to impairments or future liabilities. Actual results could differ materially from those estimates.

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

The Bipartisan Budget Act of 2018 was passed by Congress and signed into law on February 9, 2018, retroactively reinstating the BTC for 2017.  As this act was passed into law in 2018, FutureFuel recognized its impact in FutureFuel’s 2018 financial results. FutureFuel recorded a net estimated pretax benefit from the reinstatement of $28,865. This tax credit has not been reinstated beyond December 31, 2017.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The BTC was in full effect for 2016 and expired December 31 of that year.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The benefit of the Small Agri-biodiesel Producer Tax Credit was recorded in the same accounting period as the benefit from the BTC as described above.

4)	Inventory

The carrying values of inventory were as follows as of December 31:

	2018	2017
At average cost (approximates current cost)
Finished goods	$23,658	$22,998
Work in process	2,100	1,735
Raw materials and supplies	23,909	27,143
	49,667	51,876
LIFO reserve	(10,371)	(8,122)
Total inventory	$39,296	$43,754

A lower of cost or market adjustment was recorded for the year ended December 31, 2018 and 2017 of $0 and $276, respectively. The 2017 adjustment was caused in part by the change in the LIFO reserve. This lower of cost or market adjustment was recorded as a decrease in inventory values and an increase in cost of goods sold.

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

FutureFuel recognizes all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. FutureFuel’s derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. While management believes each of these instruments are entered into in order to effectively manage various risks, none of the derivative instruments are designated and accounted for as hedges primarily as a result of the extensive record keeping requirements. The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statement of operations as a component of cost of goods sold, and amounted to a gain of $633, and losses of $3,844 and $6,220, for the years ended December 31, 2018, 2017, and 2016, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2018		2017
	Quantity/ contracts Short	Fair Value	Quantity/ contracts Short	Fair Value
Regulated options, included in other current assets	100	$(484)	200	$(2,428)
Regulated fixed price future commitments, included in other current assets	96	$187	-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $980 and $2,660 at December 31, 2018 and 2017, respectively, and is classified as other current assets in the consolidated balance sheet. The carrying values of the margin account and of the derivative instruments are included, net, in other current assets.

6)	Marketable securities

At December 31, 2018 and 2017, FutureFuel had investments in certain debt securities (trust preferred securities and exchange traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. Accordingly, debt securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. For the year ended, December 31, 2018, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as (losses)/gains on marketable securities as a component of net income. See Note 27 for more information.

FutureFuel’s available for sale debt securities were comprised of the following at December 31, 2018 and 2017:

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,147	$21	$(18)	$3,150
Exchange traded debt instruments	1,428	37	(65)	1,400
Total	$4,575	$58	$(83)	$4,550

	December 31, 2017
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,147	$114	$-	$3,261
Exchange traded debt instruments	1,702	158	-	1,860
Total	$4,849	$272	$-	$5,121

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The aggregate fair value of debt securities with unrealized losses totaled $2,540 and $0 at December 31, 2018 and 2017, respectively. As of December 31, 2018, FutureFuel had debt securities with a total value of $187 that were in an unrealized loss position for greater than a 12-month period. The unrealized loss position for these two securities was $19.  This loss position represented a minimal reduction for these securities and they are expected to fully recover given changes in market value.

In 2018, 2017, and 2016, FutureFuel recategorized a net gain of $0, $248, and $728 from accumulated other comprehensive income to a component of net income as a result of sales of available for sale securities, respectively.

The adjusted cost basis and fair value of debt securities at December 31, 2018, by contractual maturity, are shown below.

	December 31, 2018
	Adjusted Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	4,575	4,550
Total	$4,575	$4,550

7)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2018	2017
Land and land improvements	$5,929	$5,862
Buildings and building equipment	27,021	26,656
Machinery and equipment	169,341	167,179
Construction in progress	2,643	808
Accumulated depreciation	(101,359)	(90,770)
Total	$103,575	$109,735

Depreciation expense totaled $10,949, $11,617, and $10,819 for the years ended December 31, 2018, 2017, and 2016, respectively.

8)	Intangible assets

In April 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 and $1,408, respectively, as of December 30, 2018 and 2017. The Company tested the intangible asset for impairment in accordance with codification Topic 350 and no impairment was necessary for either period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)	Other assets

Other assets are primarily comprised of supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $3,806 and $3,882 at December 31, 2018 and 2017, respectively.

10)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at December 31:

	2018	2017
Accrued employee liabilities	$1,253	$976
Accrued property, franchise, motor fuel and other taxes	1,225	1,387
Other	264	105
Total	$2,742	$2,468

11)	Borrowings

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of December 31, 2018.

There were no borrowings under this credit agreement at December 31, 2018 and 2017.

12)	Asset retirement obligations and environmental reserves

The Batesville Plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville Plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. FutureFuel’s liability for asset retirement obligations and environmental contingencies was $904 and $876 as of December 31, 2018 and 2017, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the activity of accrued obligations for asset retirement obligations:

	2018	2017
Balance at January 1	$876	$849
Accretion expense	28	27
Balance at December 31	$904	$876

13)	Stock based compensation

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

Prior to the approval of the Incentive Plan, a separate omnibus incentive plan (the “Prior Plan”) was adopted by shareholders at FutureFuel’s 2007 annual shareholder meeting on June 26, 2007.  The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008. The Prior Plan expired on June 26, 2017.  Under the Prior Plan, FutureFuel was authorized to issue 2,670,000 shares of common stock. Through the expiration of the Prior Plan, FutureFuel issued options to purchase 1,060,500 shares of common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan

No stock awards were issued in 2016, 2017 or 2018.

In October 2018, under the Incentive Plan, FutureFuel granted a total of 10,000 stock options to a new member of the Board of Directors. The options awarded in 2018 have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2018 vested immediately upon grant and expire in October 2023. FutureFuel has utilized the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted in 2018 was $3.64 per option.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

No stock options were granted in 2016 or 2017.

In 2016, FutureFuel realized gross proceeds from stock option exercises of $213 and realized a net tax expense of $23. A portion of the options exercised in 2016 were exercised on a cashless basis and resulted in 85,862 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. All of the stock awards that vested were issued on a cash basis. Minimum tax withholdings related to these exercises were $128.

In 2017, a portion of stock awards that vested were issued on a cashless basis and resulted in 8,300 shares of FutureFuel's common stock being returned to FutureFuel by the stock award holder. Minimum tax requirements related to these exercises were $121.

All of the options exercised in 2018 were exercised on a cashless basis and resulted in 30,896 shares of FutureFuel’s common stock being returned to FutureFuel by the stock option holder. All of the stock awards that vested were issued on a cashless basis and resulted in 7,531 shares of FutureFuel’s common stock being returned to FutureFuel by the stock award holder. Such shares were returned to satisfy payment of the exercise price along with minimum tax withholdings. Such minimum tax withholdings totaled $111 for stock awards and $65 for stock options exercised on a cashless basis.

The following summarizes unvested stock option activity under the Prior Plan:

		Weighted Average	Weighted
		Grant Date	Average Life
	Stock Options	Fair Value	Remaining
Unvested as of January 1, 2016	60,000	2.78	1.92
Granted	-	-	-
Vested	(30,000)	2.78	-
Forfeited	-	-	-
Unvested as of December 31, 2016	30,000	2.78	0.92
Granted	-	-	-
Vested	(30,000)	2.78	-
Forfeited	-	-	-
Unvested as of December 31, 2017	-	-	-
Granted	-	-	-
Vested	-	-	-
Forfeited	-	-	-
Unvested as of December 31, 2018	-	-	-

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	December 2018 Options
Expected volatility rate	33.87%
Expected dividend yield	1.48%
Risk-free interest rate	2.86%
Expected forfeiture rate	0.00%
Expected term in years	2.7

The volatility rate for the options granted in 2018 were derived from the historical stock price volatility of FutureFuel’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula utilizing the daily closing stock price data over the expected term.

The expected dividend yield is calculated using FutureFuel’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of FutureFuel’s common stock.

For the years ended December 31, 2018, 2017, and 2016, total share-based compensation expense (before tax) totaled $357, $998, and $1,908, respectively. In the years ended December 31, 2018, 2017, and 2016, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2018 and 2017, there was no unrecognized compensation expense related to stock options.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

A summary of the activity of FutureFuel’s stock options and awards for the period beginning January 1, 2016 and ending December 31, 2018 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2016 *	250,000	$12.05
Granted	-	-
Exercised	(120,000)	$11.45
Canceled, forfeited, or expired	(60,000)	$12.74
Outstanding at December 31, 2016	70,000	$12.48
Granted	-	-
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2017	70,000	$12.48
Granted	10,000	$16.21
Exercised	(40,000)	$11.34
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2018	40,000	$14.55

(*) Granted pursuant to the “Prior Plan”.

There were 4,364,167 options available for grant under the Incentive Plan and no further awards available under the Prior Plan at December 31, 2018. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan and Prior Plan at December 31, 2018.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2018	Life	Price	2018	Price
$13.99	30,000	1.97	$13.99	30,000	$13.99
$16.21	10,000	4.82	$16.21	10,000	$16.21
	40,000	2.68	$14.55	40,000	$14.55

The weighted average remaining contractual life of all exercisable options is 2.68 years.

The aggregate intrinsic values of total options outstanding at December 31, 2018 and 2017 were $56 and $113, respectively. The aggregate intrinsic values of total options exercisable at December 31, 2018 and 2017 were $56 and $113, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2018 and 2017, respectively, exceeded the exercise price of the options granted.

In 2017, no stock options were exercised.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following summarizes unvested restricted stock activity under the Prior Plan:

	Number of	Weighted Average	Weighted
	Restricted	Grant Date	Average Life
	Stock	Fair Value	Remaining
Unvested as of January 1, 2016	241,667	$16.88	1.86
Granted	-	-	-
Vested	108,333	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2016	133,334	$16.90	1.15
Granted	-	-	-
Vested	108,334	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2017	25,000	$17.09	0.67
Granted	-	-	-
Vested	25,000	$17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2018	-	$-	-

In 2016, the excess tax benefit was recorded as a decrease to additional paid in capital and was reflected as a financing cash outflow in 2016 in the accompanying consolidated statement of cash flows. In 2017, management adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). With this adoption, the excess tax benefit attributable to restricted stock has been recorded as a decrease in the benefit for income taxes in 2018 and 2017. The company realized a tax benefit of $12, $31, and $160 in the years ended December 31, 2018, 2017 and 2016, respectively, related to the vesting of restricted shares.

14)	Provision/(benefit) for income taxes

The following table summarizes the provision/(benefit) for income taxes:

	2018	2017	2016
Income before taxes - U.S.	$60,177	$16,649	$40,806
Provision for income taxes:
Federal
Current	7,105	6,185	(9,463)
Deferred	(1,389)	(12,632)	(4,988)
State and other
Current	1,167	610	(801)
Deferred	69	(1,025)	(283)
Total	$7,019	$(6,862)	$(15,535)

*	Historical balances have been adjusted to follow the historical cash flow presentation of the change in deferred balances.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Differences between the provision/(benefit) for income taxes computed using the U.S. federal statutory income tax rate were as follows:

	2018	2017	2016
Amount computed using the statutory rate of 21% for 2018 and 35% for 2017 and 2016	$12,637	$5,827	$14,282
Section 199 manufacturing deduction	-	(85)	-
Agri-biodiesel production credit	(975)	-	(975)
Federal excise tax benefit	(7,751)	-	(20,048)
State excise tax benefit	(1,963)	-	(6,845)
Credit for increasing research activities	(117)	(127)	(56)
Dividends received deduction	(355)	(865)	(730)
State income taxes, net	2,549	463	(1,262)
Tax expense recorded as an increase in unrecognized tax benefit	3,176	191	193
Tax Cuts and Jobs Act of 2017 Impact	-	(12,066)	-
Other	(182)	(200)	(94)
Provision/(benefit) for income taxes	$7,019	$(6,862)	$(15,535)

The provision for taxes in 2018 was 11.7% or $7,019 as compared to a benefit of 41.2% or $6,862 in 2017.

FutureFuel’s effective tax rate for the year 2018 reflects FutureFuel’s uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018. This tax benefit was recorded in FutureFuel’s first quarter 2018 results. Please see Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2016, 2017, and 2018.

FutureFuel’s effective tax rate for the year 2017, reflects a one-time benefit from The Tax Cuts and Jobs Act of 2017 (“The Act”). The Act provided for a federal tax rate from 35% to 21% effective January 1, 2018. FutureFuel recognized a one-time $12,066 income tax benefit from anticipated lower tax rates on future reversals of deferred tax liabilities. FutureFuel’s unrecognized tax benefits totaled $2,804 and $0 at December 31, 2018 and 2017, respectively.

FutureFuel’s effective tax rate for the year December 31, 2016 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2016, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit present in 2016 were not extended during 2017.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2018	2017
Deferred tax assets
Compensation	$30	$-
Inventory reserves	458	502
Self insurance	63	63
Asset retirement obligation	209	201
Deferred revenue	5,015	4,809
State net operating loss carryforwards	1	609
Accrued expenses	1,653	1,674
Stock based compensation	108	143
Derivative instruments	-	252
Other	130	-
Total deferred tax assets	7,667	8,253
Deferred tax liabilities
Available for sale securities	-	(2,285)
Derivative instruments	(86)	-
LIFO inventory	(3,389)	(3,342)
Depreciation	(22,010)	(23,293)
Other	(208)	(382)
Total deferred tax liabilities	(25,693)	(29,302)
Net deferred tax liabilities	$(18,026)	$(21,049)

	2018	2017
As recorded in the consolidated balance sheet
Noncurrent deferred tax liability	(18,026)	(21,049)

Prior to 2013, FutureFuel had historically included revenue from the biodiesel BTC in taxable income on its federal and state income tax returns. In 2013, as a result of then recently issued technical guidance from the Internal Revenue Service, FutureFuel changed its position related to the benefit from the biodiesel BTC to exclude this credit from taxable income for 2010 and all future years. Please see Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2016, 2017, and 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes FutureFuel’s unrecognized tax benefits activity.

	2018	2017	2016
Balance at January 1	$-	$2,056	$4,588
Increases to tax positions taken in the current year	-	-	2,056
Increases to tax positions taken in prior years	2,804	-	-
Decrease due to resolution of tax positions taken in a prior year	-	(2,056)	(4,588)
Balance at December 31	$2,804	$-	$2,056

FutureFuel does not expect its unrecognized tax benefits to change significantly over the next 12 months.

FutureFuel records interest and penalties net as a component of income tax expense. FutureFuel accrued balances of $681 and $0 at December 31, 2018 and 2017, respectively, for interest or tax penalties.

FutureFuel and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, FutureFuel is subject to U.S., state, and local examinations by tax authorities from 2014 forward. In the fourth quarter of 2017, the IRS notified FutureFuel it has been selected for an audit of its 2015 federal return. The audit process commenced in January 2018. The IRS has subsequently expanded its audit to include the 2014 and 2016 federal returns.

15)	Deferred revenue and contingent liability

On January 1, 2018, FutureFuel adopted ASU 2014-09, Revenue from Contracts with Customers, and related subsequently issued ASUs (“Topic 606”). Under this standard, FutureFuel recognizes revenue when performance obligations of the sale are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. Under the previous revenue recognition accounting standard (“Topic 605”), FutureFuel recognized revenue upon the transfer of title and risk of loss, generally upon shipment or delivery of goods, although some revenue was recognized on a bill and hold basis.

A select number of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by Topic 606 as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. FutureFuel has applied the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimated the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis. In applying the cumulative effect of Topic 606 as of January 1, 2018, for all contracts that were not completed on that date, FutureFuel recorded a gross reduction to opening retained earnings of $6,900 and a net of tax reduction of $5,179. Additionally, the adoption of Topic 606 resulted in one contract recognizing revenue on a bill and hold basis, whereas under Topic 605 it was recognized at point of shipment. The adoption of Topic 606 also increased short term deferred revenue $3,251 and long term deferred revenue $3,293 and reduced inventory $356 as of January 1, 2018.

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

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities for the year ended December 31, 2018. There were no contract assets recognized under Topic 605:

2018
Beginning balance at January 1	$505
Additions	3,215
Reductions	(2,922)
Ending balance at December 31	$798

		Under Prior
	As Reported	Standard
	Topic 606	Topic 605	Change
Contract liabilities
Beginning balance at January 1, 2018\	$21,013	$14,469	$6,544
Additions	5,823	1,385	4,438
Revenue recognized for the twelve months ended December 31, 2018	(6,504)	(2,637)	(3,867)
Ending balance at December 31, 2018	$20,332	$13,217	$7,115

Transaction price allocated to the remaining performance obligations

As of December 31, 2018, approximately $20,322 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 22% of this revenue is expected to be recognized over the next 12 months, and 78% is expected to be recognized between one and 5 years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Disaggregation of revenue - contractual and non-contractual
	Twelve months ended December 31,
	2018	2017
Contract revenue from customers with > 1 year arrangements	$60,721	$54,900
Contract revenue from customer with < 1 year arrangement	243,634	219,954
Revenue from non-contractual arrangements	222	172
BTC rebate	(13,559)	-
Total revenue	$291,018	$275,026

Timing of revenue
	Twelve months ended December 31,
	2018	2017
Bill and hold revenue	$44,924	$17,517
Non-bill and hold revenue	246,094	257,509
Total revenue	$291,018	$275,026

(a)	Prior periods have not been adjusted under the modified retrospective method for Topic 606.

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

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated statement of operations and comprehensive income for the year ended December 31, 2018.

	Twelve months ended December 31, 2018
	Balances Prior
	to Adoption		As Reported
	of Topic 606	Adjustments	or Restated
Revenue	$282,284	$4,665	$286,949
Cost of goods sold	191,573	185	191,758
Gross profit	68,918	4,480	73,398
Income from operations	58,959	4,480	63,439
Income before income taxes	55,697	4,480	60,177
Provision/(benefit) for income taxes	5,900	1,119	7,019
Net income	49,798	3,360	53,158
Basic earnings per share	1.14	0.08	1.22
Diluted earnings per share	1.14	0.08	1.22
Comprehensive income	$49,618	$3,360	$52,978

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes the impacts of Topic 606 adoption on the Company’s consolidated balance sheet which has been adjusted for the adoption of Topic 606 as of December 31, 2018.

	Balances Prior to
	Adoption of		As Reported
	Topic 606	Adjustments	or Restated
Accounts receivable	$14,296	$1,998	$16,294
Inventory	39,837	(541)	39,296
Income tax receivable	8,034	(1,176)	6,858
Total current assets	362,049	281	362,330
Total assets	470,874	281	471,155
Accounts payable	23,219	(3,238)	19,981
Deferred revenue – current	2,883	1,698	4,581
Total current liabilities	41,031	(1,540)	39,491
Deferred revenue – noncurrent	14,902	5,417	20,319
Noncurrent deferred income tax liability	19,805	(1,779)	18,026
Total noncurrent liabilities	38,948	3,638	42,586
Total liabilities	79,979	2,098	82,077
Retained earnings	108,767	(1,818)	106,949
Total stockholders' equity	390,896	(1,818)	389,078
Total liabilities and stockholders' equity	$470,874	$281	$471,155

The following table summarizes the impacts of our adoption of Topic 606 on the Company’s consolidated statement of cash flows for the year ended December 31, 2018:

	Balances Prior
	to Adoption		As Reported
	of Topic 606	Adjustments	or Restated
Net income	$49,798	$3,360	$53,158
Benefit for deferred income taxes	526	(1,779)	(1,253)
Changes in operating assets and liabilities:
Accounts receivables	7,677	(1,998)	5,679
Inventory	3,917	541	4,458
Income tax receivable	(1,097)	1,176	79
Accounts payable	4,481	(3,238)	1,243
Deferred revenue	(3,195)	1,937	(1,258)
Net cash provided by operating activities	$85,613	$(0)	$85,613

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

16)	Stockholders’ equity

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

FutureFuel computes earnings per share using the two-class method in accordance with ASC 260, Earnings Per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. FutureFuel’s outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. FutureFuel had no other participating securities at December 31, 2018, 2017, or 2016.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the years ended December 31, 2017, and 2016. There were no outstanding service-based restricted stock units for the year ended December 31, 2018.

	For the twelve months ended December 31:
	2018	2017	2016
Numerator:
Net income	$53,158	$23,511	$56,341
Less: distributed earnings allocated to non-vested stock	-	(6)	(377)
Less: undistributed earnings allocated to non-vested restricted stock	(16)	(21)	264
Numerator for basic earnings per share	$53,142	$23,484	$56,228
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	16	21	(264)
Less: undistributed earnings reallocated to non-vested restricted stock	(16)	(21)	264
Numerator for diluted earnings per share	$53,142	$23,484	$56,228
Denominator:
Weighted average shares outstanding – basic	43,725,333	43,676,171	43,542,785
Effect of dilutive securities:
Stock options and other awards	5,859	9,408	4,753
Weighted average shares outstanding – diluted	43,731,192	43,685,579	43,547,538

Basic earnings per share	$1.22	$0.54	$1.29
Diluted earnings per share	$1.22	$0.54	$1.29

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 15,000, 7,500 and 65,000, respectively.

18)	Employee benefit plans

Defined contribution savings plan

FutureFuel currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, FutureFuel matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,801, $1,632, and $1,540 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Related party balance sheet accounts

	2018	2017
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$1,844	$165
Total accounts receivable	$1,844	$165
Prepaid expenses
Administrative services and other	$12	$12
Total prepaid expenses	$12	$12
Accounts payable
Natural gas and fuel purchases	$1,354	$1,033
Travel and administrative services	$335	$150
Total accounts payable	$1,689	$1,183

Related party income statement accounts

	For the years ended December 31:
	2018	2017	2016
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$4,069	$1,882	$8,371
Total revenues	$4,069	$1,882	$8,371
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$13,985	$21,655	$6,016
Natural gas purchases	5,510	4,871	4,223
Income tax, consulting services and other	101	80	80
Total cost of goods sold	$19,596	$26,606	$10,319
Distribution
Distribution and related services	$191	$160	$378
Total distribution	$191	$160	$378
Selling, general and administrative expenses
Commodity trading advisory fees	$307	$307	$307
Travel and administrative services	282	189	216
Total selling, general, and administrative expenses	$589	$496	$523

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Most of FutureFuel’s sales are transacted with title passing at the time of shipment from the Batesville Plant, although some sales are transacted based on title passing at the delivery point. While many of FutureFuel’s chemicals are utilized to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after ownership has transferred from FutureFuel to the customer. Rarely is FutureFuel the exporter of record, never is FutureFuel the importer of record into foreign countries, and FutureFuel is not always aware of the exact quantities of its products that are moved into foreign markets by its customers. FutureFuel does track the addresses of its customers for invoicing purposes and uses this address to determine whether a particular sale is within or without the United States. FutureFuel’s revenues for the years ended December 31, 2018, 2017, and 2016 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2018	2017	2016
United States	$289,019	$271,635	$250,320
All Foreign Countries	1,999	3,391	2,873
Total	$291,018	$275,026	$253,193

For the years ended December 31, 2018, 2017, and 2016, no revenues from a single foreign country were greater than 1% of our total revenues.

Summary of business by segment

	Twelve months ended
	2018	2017	2016
Revenue
Custom chemicals	$97,746	$87,905	$82,667
Performance chemicals	19,382	17,481	18,240
Chemicals revenue	117,128	105,386	100,907
Biofuels revenue	173,890	169,640	152,286
Total Revenue	$291,018	$275,026	$253,193

Segment gross profit
Chemicals	$33,986	$28,016	$32,055
Biofuels	39,412	(7,755)	14,803
Total gross profit	73,398	20,261	46,858
Corporate expenses	9,959	10,374	10,335
Income before interest and taxes	63,439	9,887	36,523
Interest and other income	9,183	7,809	6,152
Interest and other expense	(12,445)	(1,047)	(1,869)
(Provision)/benefit for income taxes	(7,019)	6,862	15,535
Net income	$53,158	$23,511	$56,341

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Gross margins for the biofuels segment for the year ended December 31, 2018 were favorably impacted by the receipt of approximately $215 awarded to FutureFuel under the United States Department of Agriculture Section 9005 – Advanced Biofuel Producers program in 2018. This award totaled $232 and $220 in 2017 and 2016, respectively. Based on the characteristics of this award, FutureFuel recognizes the income from the award in the period the funding is received. The biofuels segment also includes activity on common carrier pipelines.

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

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	December 31, 2018	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(297)	$(297)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$79,888	$79,888	$-	$-

	Asset (Liability)
	Fair Value at	Fair Value Measurements Using
	December 31, 2017	Inputs Considered as:
Description		Level 1	Level 2	Level 3
Derivative instruments	$(2,428)	$(2,428)	$-	$-
Preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments	$120,699	$120,699	$-	$-

22)	Reclassifications from accumulated other comprehensive income

The following tables summarize the changes in accumulated other comprehensive income from unrealized losses on available-for-sale securities:

Changes in Accumulated Other Comprehensive Income Unrealized Gains and
Losses on Available-for-Sale Securities
For the twelve months ended December 31, 2018 and 2017
(net of tax)
	2018	2017
Balance at January 1[1]	$160	$3,540
Other comprehensive income/(loss) before reclassifications	(180)	4,447
Amounts reclassified from accumulated other comprehensive income/(loss)	-	446
Net current-period other comprehensive income/(loss)	(180)	4,893
Balance at December 31	$(20)	$8,433

[1] The beginning balance for 2018 was decreased $8,273 to reflect the impact of the adoption of ASU 2016-01. See Note 27 for additional information.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The following table summarizes amounts reclassified from accumulated other comprehensive income in the years ended December 31, 2018 and 2017:

Reclassifications from Accumulated Other Comprehensive Income For the twelve months ended December 31, 2018 and 2017
	2018	Affected Line Item in Statement of Operations
Unrealized loss on available-for-sale securities	$-	Losses on marketable securities
Total before tax	-
Tax benefit	-
Total reclassifications	$-

	2017	Affected Line Item in Statement of Operations
Unrealized loss on available-for-sale securities	$(687)	Losses on marketable securities
Total before tax	(687)
Tax Benefit/(provision)	241
Total reclassifications	$(446)

* Effective January 1, 2018, FutureFuel’s unrealized gains/(losses) on available-for-sale securities includes debt securities only in accordance with ASC 320 and ASC 321.  The prior year was not restated under the modified retrospective approach in adoption of ASC 321. Please see Note 27 for further details on the adoption of this standard.

23)	Commitments

Lease agreements

FutureFuel has entered into lease agreements for oil storage capacity, railcars, isotainers, gas cylinders, argon tanks, and office machines. Minimum rental commitments under existing non-cancellable operating leases as of December 31, 2018 were as follows:

Minimum Rental
Commitment
2019	644
2020	595
2021	389
2022	370
2023	341
Thereafter	24
Total	2,363

Lease expenses totaled $658, $952, and $1,121 for the years ended December 31, 2018, 2017, and 2016, respectively.

Purchase obligations

FutureFuel has entered into contracts for the purchase of goods and services including contracts for the purchase of feedstocks for biodiesel and expansion of FutureFuel’s specialty chemicals segment and related infrastructure.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

24)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2018
Revenues	$55,747	$88,336	$81,422	$65,513
Gross profit	$37,507	$8,271	$12,653	$14,967
Net income	$35,826	$6,051	$9,445	$1,836
Net income per common share:
Basic	$0.82	$0.14	$0.22	$0.04
Diluted	$0.82	$0.14	$0.22	$0.04

2017
Revenues	$54,111	$68,048	$77,606	$75,261
Gross profit	$6,130	$1,798	$5,526	$6,807
Net income	$3,396	$834	$3,334	$15,947
Net income per common share:
Basic	$0.08	$0.02	$0.08	$0.36
Diluted	$0.08	$0.02	$0.08	$0.36

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

The Company is currently evaluating its population of leases, and is continuing to assess all potential impacts of the standard, but currently believes the most significant impact relates to its accounting for logistics equipment. Our implementation plan related to processes, systems and internal controls (including general ledger software integration) is nearing completion. The Company anticipates recognition of additional assets and corresponding liabilities related to leases upon adoption. The Company plans to adopt the standard effective January 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments.

These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

		Annual periods beginning after December 15, 2019. Earlier adoption was permitted, for annual periods beginning after December 15, 2018.	The Company is currently considering the potential impact of this standard on financial reporting and internal controls related to the implementation of the standard as it relates to accounts receivable and debt securities and plans to adopt the new guidance on or before the effective date of January 1, 2020. The new guidance is expected to have minimal impact.
In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation, Improvements to Nonemployee Share-Based Payment Accounting.

These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

		Annual periods beginning after December 15, 2018. Earlier adoption was permitted, but no earlier than a company's date of adoption of Topic 606, Revenue from Contracts with Customers.	The Company plans to adopt the new guidance effective January 1, 2019. The new guidance is expected to have minimal impact.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

26)	Reserve roll forwards - valuation and qualifying accounts

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December
	2018	Expense	Accounts	Deductions	31,2018
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	8,122	2,249	-	-	10,371
Aged and obsolete inventory	379	38	-	-	417
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	1,358	136	-	-	1,494
	$9,859	$2,423	$-	$-	$12,282

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December
	2017	Expense	Accounts	Deductions	31,2017
Reserve for:
Doubtful accounts and returns	$-	$-	$-	$-	$-
LIFO inventory	2,918	5,204	-	-	8,122
Aged and obsolete inventory	341	38	-	-	379
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	1,222	136	-	-	1,358
	$4,481	$5,378	$-	$-	$9,859

	Balance at	Charged to	Charged to		Balance at
	January 1,	Cost and	Other		December
	2016	Expense	Accounts	Deductions	31,2016
Reserve for:
Doubtful accounts and returns	$-	$106	$-	$106	$-
LIFO inventory	3,502	-	-	584	2,918
Aged and obsolete inventory	546	-	-	205	341
Deferred tax valuation allowance	-	-	-	-	-
Aged and obsolete supplies and parts	987	235	-	-	1,222
	$5,035	$341	$-	$895	$4,481

27)	Change in accounting for financial instruments

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

	Twelve months ended December 31,
	2018	2017*	2016*
Net losses recognized on equity securities	$(12,011)	$(687)	$(1,340)
Less: net gains/(losses) recognized during the period on equity securities sold during the period	1,227	(687)	$(1,340)
Unrealized losses during the reporting period on equity securities held at the reporting date	$(13,238)	$-	$-

* Prior periods have not been adjusted under the modified retrospective method for Topic 321.

28)	Legal proceedings

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

Supplementary Financial Information.

The following is selected quarterly financial data for each full quarter within our two most recent fiscal years.

(Dollars in thousands except per share amounts)

	Quarter
	1st	2nd	3rd	4th
2018
Revenues	$55,747	$88,336	$81,422	$65,513
Gross profit	$37,507	$8,271	$12,653	$14,967
Net income	$35,826	$6,051	$9,445	$1,836
Net income per common share:
Basic	$0.82	$0.14	$0.22	$0.04
Diluted	$0.82	$0.14	$0.22	$0.04

2017
Revenues	$54,111	$68,048	$77,606	$75,261
Gross profit	$6,130	$1,798	$5,526	$6,807
Net income	$3,396	$834	$3,334	$15,947
Net income per common share:
Basic	$0.08	$0.02	$0.08	$0.36
Diluted	$0.08	$0.02	$0.08	$0.36

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RubinBrown LLP was engaged as the principal accountant to audit our financial statements for 2016, 2017, and 2018, and no other independent accountant was so engaged. There were no disagreements with RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2018 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by our auditor, RubinBrown LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report Of Independent

Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2018, and related notes and our report dated March 15, 2019, expressed an unqualified opinion thereon.

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

Denver, Colorado

March 15, 2019

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2018.

Item 9B.    Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2018.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.     Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2018 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	75	2005	2021
Edwin A. Levy	81	2005	2019
Donald C. Bedell	77	2008	2019
Paul M. Manheim	70	2011	2020
Dale E. Cole	70	2015	2021
Terrance C.Z. Egger	61	2015	2019
Jeffrey L. Schwartz	70	2015	2020
Alain Louvel	73	2018	2021

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Paul A. Novelly	Chairman of the board and chief executive officer	75	2005
Thomas McKinlay	Chief Operating Officer	55	2017
Rose M. Sparks	Principal financial officer and chief financial officer	52	2012
Paul M. Flynn	Executive Vice President	52	2015

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

			Officer
Name	Position	Age	Since
Thomas McKinlay	Chief Operating Officer	55	2017
Rose M. Sparks	Chief Financial Officer	52	2013
Paul M. Flynn	Executive Vice President of Business and Marketing	52	2014

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

Alain J. Louvel, after receiving an MBA from Columbia University and a Master’s in Economics and Political Sciences degree from the Paris University, began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government.

In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. From 1985 on, for a period of 10 years, he was responsible for the bank's energy, commodity and derivative activities, first in New York covering the Americas until 1991, and then in the Paris head office as global head. In 1996, Mr. Louvel returned to New York as the bank's head of territory for the Americas and completed his banking career as head of risk Management Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas, until his retirement from the bank in 2007.

Mr. Louvel currently serves as a director and/or member of the Audit Committee of Great West Life Insurance and Annuity, Putnam Investments LLC, and Mountain Asset Management LLC. He is also a trustee of the French Institute Alliance Francaise and a French Foreign Trade Counselor. Mr. Louvel previously served on the board of directors of World Point Terminals Inc., predecessor to World Point Terminals, LP’s parent and a Canadian and Toronto Stock Exchange company prior to June 2010.

Our board believes that Mr. Louvel’s experience, knowledge, skills, and expertise acquired in international banking and finance, including experience and understanding of business strategy related to energy, commodities and derivatives, add significant value to our board. Additionally, Mr. Louvel’s service and experience as a director for other boards both international and domestic, including involvement as a member of other audit committees, strengthens the governance and functioning of our board.

Thomas McKinlay became FutureFuel Corp.’s and FutureFuel Chemical Company’s Chief Operating Officer on January 9, 2017. Mr. McKinlay is a Chemical Engineer and business operations executive with over 30 years of global experience in the oil and gas industry. He has extensive experience in the oil and gas industry on both sides of the Atlantic. This includes responsibility for large scale refining and trading operations; midstream assets; renewables production and trading; retail; contract negotiation; and mergers and acquisitions.

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

Rose M. Sparks has been our principal financial officer and treasurer and principal accounting officer since November 8, 2012 and our chief financial officer since June 1, 2013. Prior to June 1, 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty-five years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks holds a certified public accounting certificate but has elected inactive status.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to us.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2018, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2018, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2018.

Code of Business Conduct and Ethics

We adopted a revised code of business conduct and ethics that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this revised code of business conduct and ethics has been posted on our Internet website and may be accessed at https://futurefuelcorporation.gcs-web.com/corporate-governance. We will provide any person, without charge, a copy of such code of business conduct and ethics upon request to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, attention: Investor Relations.

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

Alain J. Louvel

Paul M. Manheim (Chair)

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert. Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11.     Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2018, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2019. In November 2018, an additional stipend of $20 was approved and paid to our directors in December 2018.

We determined for 2018 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2019 and set or adjusted as the board deems appropriate.

In 2018, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2018. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income to compensate him for his services to us. The base salary for Mrs. Sparks was increased approximately 7% in 2018. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. Flynn’s base salary was increased approximately 5.6% in 2018. Mr. McKinlay was hired in 2017 with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay’s base salary was increased approximately 4.4% in 2018. The Company’s compensation committee and board have considered the advisory vote on executive compensation cast by our shareholders at our annual shareholders’ meeting on September 7, 2017. Such advisory vote was determined to be in line with recommendations of the compensation committee and the board and the compensation decisions and policies of the Company.

For the year 2018, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2018 received approximately 176 hours of pay at their normal hourly rate. Employees hired in 2018 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than certain lead executives) received an additional bonus amount ranging from $0 to $100. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by FutureFuel Chemical Company’s board of directors. Bonuses in 2018 for Mr. McKinlay, Mr. Flynn, Mrs. Sparks, and other lead executives of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2018 with a target of 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, and solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the "Incentive Plan"). The purpose of the Incentive Plan is to:

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. To date, 10,000 options for shares of stock and no awards of shares of stock have been made. Please see Note 13 to our consolidated financial statements for a detailed discussion of 2018 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,364,167 shares are available to be issued under the Incentive Plan as of December 31, 2018.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2018 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2018, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2018.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (d)	Awards (d)	Compensation	Total
Paul A. Novelly (a) (b)	2018	$-	$-	$-	$-	$-	$-
Chairman and Chief executive	2017	$-	$-	$108	$-	$-	$108
officer FutureFuel Corp.	2016	$-	$-	$999	$-	$-	$999
Rose M. Sparks (a)	2018	$183	$100	$-	$28	$20	$331
Chief financial officer, principal financial officer, and treasurer,	2017	$170	$88	$-	$-	$24	$282
FutureFuel Corp.	2016	$161	$100	$-	$-	$17	$278
Paul M. Flynn (a) (c)	2018	$226	$100	$369	$-	$21	$716
Executive vice president of business and marketing,	2017	$213	$88	$342	$-	$22	$665
FutureFuel Chemical Company	2016	$218	$100	$292	$-	$14	$624
Tom McKinlay(a)	2018	$287	$100	$-	$-	$85	$472
Chief operating officer	2017	$264	$88	$-	$-	$13	$365

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

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

(c)

Mr. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing effective September 2, 2014. He was awarded 125,000 shares of our common stock, of which 25,000 vested immediately and 25,000 vested in each of the following four years.

(d)

Represents the grant date valuation of the awards under FASB ASC Topic 718. Assumptions used for determining the value of option awards reported here are set forth in Note 13 to our consolidated financial statements included elsewhere herein. Mr. Novelly’s prior year stock awards amount restated to conform with current year presentation.

Grants of Plan-Based Awards

No stock options or stock awards were granted under an incentive plan to executive officers in 2018.

Outstanding Equity Awards at Fiscal Year-End

There were no unexercised options, unvested stock awards, or equity incentive plan awards as of December 31, 2018 with respect to our executive officers.

Option Exercises and Stock Vested

The following table sets forth the number of options exercised by each of our executive officers in 2018 and stock awards that vested in 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)	($)
Paul M. Flynn (a)(b)	-	-	25,000	369
Rose M. Sparks (c)	5,000	28	-	-

(a)

The company issued restricted stock award to Mr. Flynn on September 2, 2014. 20% of the 125,000 shares awarded to Mr. Flynn vested immediately, with the remaining 100,000 shares vesting equally over four years. The total expense for the reward was $2,136, with 20% recognized immediately.

(b)	Pursuant to Mr. Flynn’s restricted stock award, 25,000 shares vested in 2018. In 2018, 7,531 shares were withheld in payment of tax liability.

(c)

The Company issued stock options to Ms. Sparks on December 2, 2014. The stock options vested in 2017. On September 17, 2018, the options were exercised on a cashless basis with 3,841 shares withheld in payment of tax liability.

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

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) payment of his base salary for a period of six months; and (ii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2018, Mr. Flynn would have received $113 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) payment of his base salary for a period of six months; and (ii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2018, Mr. Flynn would have been able to receive $113 as payment of his base salary for a period of six months, and $6 as reimbursement for COBRA premiums for a period of six months.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2018, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure for 2019. In November 2018, an additional stipend of $20 was approved and paid to our directors in December 2018.

The following is the compensation our directors earned for 2018.

					Change in
	Fees				Pension Value and
	Earned	Stock	Option	Non-Equity	Non-Qualified	All Other
	or Paid	Awards	Awards	Incentive Plan	Deferred	Compensation	Total
	in Cash			Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	($)
Paul A. Novelly	0	0	0	0	0	0	0
Edwin A. Levy	66	0	0	0	0	0	66
Donald C. Bedell	68	0	0	0	0	0	68
Paul M. Manheim	68	0	0	0	0	0	68
Dale E. Cole	56	0	0	0	0	0	56
Terrance C.Z. Egger	54	0	0	0	0	0	54
Jeffrey L. Schwartz	54	0	0	0	0	0	54
Alain Louvel	18	0	36	0	0	0	54

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2018 with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dale E. Cole (a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Terrance C.Z. Egger(a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Jeffrey L. Schwartz (a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Alain Louvel (a)	10,000	0	0	16.21	10/24/23	0	0	0	0

(a)

In December 2015 and October 2018, we granted a total of 30,000 and 10,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on December 18, 2020 and October 24, 2023, respectively. Please see Note 13 to our consolidated financial statements for a discussion of the company’s plan-based awards.

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

Median Employee total annual compensation   $ 64,289

Mr. Paul A. Novelly (‟PEO”) total annual compensation   $ 0

Ratio of PEO to Median Employee Compensation - N/A

In determining the median employee, a listing was prepared of all employees as of December 31, 2018. Employees’ actual gross wages and salaries were used for the full year of 2018.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2018, the Company employed 548 persons of which 378 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2018 were Donald C. Bedell, Terrance C.Z. Egger, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2018 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2018, we issued 10,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is plan is as of December 31, 2018.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
Plan Category	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	40,000(*)	$14.55(*)	4,364,167

(*) Includes 30,000 granted pursuant to a prior separate omnibus incentive plan (the “Prior Plan”), which was adopted by our shareholders at our 2007 annual shareholder meeting on June 26, 2007. The shares to be issued under the Prior Plan were registered with the SEC on a Form S-8 filed on April 29, 2008.  The Prior Plan expired on June 26, 2017.  Under the Prior Plan, we were authorized to issue 2,670,000 shares of our common stock. Through the expiration of the Prior Plan, we issued options to purchase 1,060,500 shares of our common stock and awarded an additional 414,800 shares to participants under the Prior Plan. No further awards will be granted under the Prior Plan.

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,743,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 15, 2019.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.5%
Edwin A. Levy (b)	280,725	*
Paul M. Flynn	44,168	*
Donald C. Bedell (c)	58,650	*
Rose M. Sparks	14,283	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	2,000	*
Dale E. Cole	350	*
Jeffrey L. Schwartz	-	*
Tom McKinlay	-	*
All directors and executive officers	18,138,379	41.5%

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

Alain J. Louvel

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under such definitions.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2018 and 2017, we incurred $357 and $280, respectively for audit and financial statement review services from RubinBrown LLP.

Audit-Related Fees

During fiscal 2018 and 2017, we incurred $12 and $12, respectively, for each year’s employee benefit plan audit procedures from RubinBrown LLP.

Tax Fees

During fiscal 2018 and 2017, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RubinBrown LLP during fiscal 2018 or 2017.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2018 and 2017 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016.

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

/s/ Alain J. Louvel
Alain J. Louvel, Director

Date: March 15, 2019