Form 10-Q
period 2019-03-31
FutureFuel Corp.
filed 2019-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   (Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of	(IRS Employer Identification No.)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2019: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of March 31, 2019, our audited consolidated balance sheet as of December 31, 2018, our unaudited consolidated statements of operations and comprehensive income for the three-month periods ended March 31, 2019 and 2018, and our unaudited consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018.

FutureFuel Corp.

Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(Dollars in thousands)

	(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$206,021	$214,972
Accounts receivable, net of allowance for bad debts of $0	17,614	16,294
Accounts receivable – related parties	124	1,844
Inventory	53,329	39,296
Income tax receivable	5,518	6,858
Prepaid expenses	1,383	1,767
Prepaid expenses – related parties	12	12
Marketable securities	84,459	79,888
Deferred financing costs	144	144
Other current assets	930	1,255
Total current assets	369,534	362,330
Property, plant and equipment, net	102,849	103,575
Intangible assets	1,408	1,408
Deferred financing costs	-	36
Other noncurrent assets	5,864	3,806
Total noncurrent assets	110,121	108,825
Total Assets	$479,655	$471,155
Liabilities and Stockholders’ Equity
Accounts payable	$23,483	$19,981
Accounts payable – related parties	1,070	1,689
Deferred revenue – short-term	4,624	4,581
Dividends payable	7,874	10,498
Accrued expenses and other current liabilities	4,130	2,742
Total current liabilities	41,181	39,491
Deferred revenue – long-term	20,307	20,319
Other noncurrent liabilities	5,723	4,241
Noncurrent deferred income tax liability	17,665	18,026
Total noncurrent liabilities	43,695	42,586
Total liabilities	84,876	82,077
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding as of March 31, 2019 and December 31, 2018	4	4
Accumulated other comprehensive income	182	(20)
Additional paid in capital	282,145	282,145
Retained earnings	112,448	106,949
Total stockholders’ equity	394,779	389,078
Total Liabilities and Stockholders’ Equity	$479,655	$471,155

The accompanying notes are an integral part of these financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three Months ended March 31, 2019 and 2018

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$47,422	$54,943
Revenues – related parties	1,079	804
Cost of goods sold	40,065	12,139
Cost of goods sold – related parties	3,796	4,729
Distribution	1,325	1,319
Distribution – related parties	53	53
Gross profit	3,262	37,507
Selling, general, and administrative expenses
Compensation expense	715	1,275
Other expense	501	410
Related party expense	129	73
Research and development expenses	706	1,182
	2,051	2,940
Income from operations	1,211	34,567
Interest and dividend income	2,362	1,992
Interest expense	(43)	(43)
Gain/(loss) on marketable securities	2,927	(4,369)
	5,246	(2,420)
Income before income taxes	6,457	32,147
Provision/(benefit) for income taxes	958	(3,679)
Net income	$5,499	$35,826

Earnings per common share
Basic	$0.13	$0.82
Diluted	$0.13	$0.82
Weighted average shares outstanding
Basic	43,743,243	43,716,670
Diluted	43,748,974	43,722,194

Comprehensive Income
Net income	$5,499	$35,826
Other comprehensive income/(loss) from unrealized net gain/(loss) on available-for-sale securities	256	(74)
Income tax effect	(54)	16
Total unrealized gain/(loss), net of tax	202	(58)
Comprehensive income	$5,701	$35,768

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

For the Three Months ended March 31, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive gain	-	-	202	-	-	202
Net income	-	-	-	-	5,499	5,499
Balance - March 31, 2019	43,743,243	$4	$182	$282,145	$112,448	$394,779

	For the Three Months Ended March 31, 2018
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	$281,964	$64,289	$346,417
Stock based compensation	-	-	-	107	-	107
Other comprehensive loss	-	-	(58)	-	-	(58)
Net income	-	-	-	-	35,826	35,826
Balance - March 31, 2018	43,741,670	$4	$102	$282,071	$100,115	$382,292

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Three Months ended March 31, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$5,499	$35,826
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,725	2,756
Amortization of deferred financing costs	36	36
Benefit for deferred income taxes	(415)	(3,604)
Change in fair value of equity securities	(3,008)	6,030
Change in fair value of derivative instruments	(286)	(1,789)
(Gain)/loss on the sale of investments	80	(1,661)
Stock based compensation	-	107
Loss on disposal of fixed assets	3	5
Noncash interest expense	7	7
Changes in operating assets and liabilities:
Accounts receivable	(1,320)	(40,867)
Accounts receivable – related parties	1,720	(2,077)
Inventory	(13,926)	(15,764)
Income tax receivable	1,340	1,794
Prepaid expenses	384	254
Accrued interest on marketable securities	21	25
Other assets	15	(68)
Accounts payable	3,634	16,644
Accounts payable – related parties	(619)	1,394
Accrued expenses and other current liabilities	807	5,000
Deferred revenue	31	(208)
Other noncurrent liabilities	(17)	-
Net cash (used in)/provided by operating activities	(3,289)	3,840
Cash flows from investing activities
Collateralization of derivative instruments	590	901
Purchase of marketable securities	(9,096)	(5,844)
Proceeds from the sale of marketable securities	7,709	24,921
Proceeds from the sale of fixed assets	5	-
Capital expenditures	(2,246)	(428)
Net cash (used in)/provided by investing activities	(3,038)	19,550
Cash flows from financing activities
Payment of dividends	(2,624)	(2,624)
Net cash used in financing activities	(2,624)	(2,624)
Net change in cash and cash equivalents	(8,951)	20,766
Cash and cash equivalents at beginning of period	214,972	114,627
Cash and cash equivalents at end of period	$206,021	$135,393

Cash paid for interest	$-	$-
Cash paid for income taxes	$3	$-
Noncash items incurred:
Noncash capital expenditures	$210	$-
Noncash operating leases	$432	$-

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

The biofuels segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the company’s biodiesel and, from time to time, with no biodiesel added. Finally, FutureFuel Chemical is a shipper of refined petroleum products on common carrier pipelines and buys and sells petroleum products to maintain an active shipper status on these pipelines.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2018 audited consolidated financial statements and should be read in conjunction with the 2018 audited consolidated financial statements of FutureFuel.

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

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a benefit in the tax provision in the first three months of the period ended March 31, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for gallons blended and sold in 2018 or 2019.

3 )	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2019	December 31, 2018
At average cost (approximates current cost)
Finished goods	$33,684	$23,658
Work in process	1,567	2,100
Raw materials and supplies	26,813	23,909
	62,064	49,667
LIFO reserve	(8,735)	(10,371)
Total inventory	$53,329	$39,296

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was $121 LCM adjustment in the three months ended March 31, 2019.  For the three months ended March 31, 2018, there was no LCM adjustment.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a loss of $1,476 and $162 for the three months ended March 31, 2019 and 2018, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	March 31, 2019		December 31, 2018
	Contract quantity Short	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	66	$(11)	96	$187

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $390 and $980 at March 31, 2019 and December 31, 2018, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5 )	MARKETABLE SECURITIES

At March 31, 2019 and December 31, 2018, FutureFuel had investments in certain debt securities (trust preferred securities and exchange traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. For the three months ended, March 31, 2019 and 2018, the change in the fair value of equity securities was reported as gains/(losses) on marketable securities as a component of net income.

FutureFuel’s available for sale debt securities were comprised of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,428	$104	$(7)	$1,525
Trust preferred	3,676	135	-	3,811
Total debt securities	$5,104	$239	$(7)	$5,336

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,428	$37	$(65)	$1,400
Trust preferred	3,147	21	(18)	3,150
Total debt securities	$4,575	$58	$(83)	$4,550

The aggregate fair value of debt securities with unrealized losses totaled $254 at March 31, 2019, and the aggregate fair value of debt securities with unrealized losses totaled $2,540 at December 31, 2018. As of March 31, 2019, FutureFuel had investments in debt securities with a total value of $254 that were in an unrealized loss position for a greater than a 12-month period. As of December 31, 2018, FutureFuel had investments in debt securities with a total value of $187 that were in an unrealized loss position for a greater than 12-month period. The unrealized loss position for those securities was $7 and $19, respectively, at March 31, 2019 and December 31, 2018.  Those loss positions represented a minimal reduction for the securities and are expected to fully recover given changes in market value.

The adjusted cost basis and fair value of debt securities at March 31, 2019, by contractual maturity, are shown below.

	March 31, 2019
	Adjusted Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,104	5,336
Total	$5,104	$5,336

The following table shows the recognized change in equity securities sold and the change in unrealized fair value:

	Three months ended March 31,
	2019	2018
Net gain/(losses) recognized on equity securities	$2,927	$(4,369)
Less: net gains/(losses) recognized during the period on equity securities sold during the period	(81)	1,661
Unrealized gain/(losses) during the reporting period on equity securities held at the reporting date	$3,008	$(6,030)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	March 31, 2019	December 31, 2018
Accrued employee liabilities	$1,878	$1,253
Accrued property, franchise, motor fuel and other taxes	1,548	1,225
Lease liability	520	-
Other	184	264
Total	$4,130	$2,742

7 )	BORROWINGS

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of March 31, 2019.

There were no borrowings under this credit agreement at March 31, 2019 or December 31, 2018.

8 )	LEASE COMMITMENTS AND SHORT-TERM CONTRACTS

The FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments under the leases.

The Company adopted the new lease standard January 1, 2019 under the modified retrospective transition approach using the effective date as our date of initial application with the practical expedient election for short term lease exemption (leases shorter than 12 months are exempt from this standard) with the election to not separate lease and non-lease components for all leases.

FutureFuel leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its Biofuels segment. The lease fees are fixed, with no option to purchase, and no upfront fees nor residual value guarantees. All railcar leases are direct and no subleases exist. FutureFuel determines lease existence and classification at inception when an agreement conveys the right to control identified property for a period of time in exchange for consideration. The Company’s leases have remaining terms from two to five years with a weighted average remaining term of 4 years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments. On January 1, 2019, a ROU asset was reported as other noncurrent assets of $1,641 and other current liabilities and other noncurrent liabilities of $370 and $1,271, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating lease expense	$130	$135
Short-term lease expense	$54	$-
Cash paid for operating leases included in cash from operating activities	$130	$135
Right of use assets obtained in exchange for lease obligations	$432	$-
Weighted average discount rate	4.4% per annum	NA

Supplemental balance sheet information related to leases as of March 31, 2019:

Operating lease right-of-use assets:
Other noncurrent assets	$1,945
Total operating lease liabilities	$1,945
Operating lease liabilities:
Other current liabilities	$520
Other noncurrent liabilities	$1,425
Total operating lease liabilities	$1,945

Maturities of lease liabilities as of March 31, 2019:

2019	$427
2020	594
2021	389
2022	370
2023	319
2024	32
Total	$2,131
Less: imputed interest	186
Present value of lease payments	$1,945

9 )	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three Months Ended March 31,
	2019	2018
Provision for income taxes	$958	$(3,679)
Effective tax rate	14.8%	(11.4%	)

The effective tax rate for the three months ended March 31, 2019 reflects the unfavorable effect of the BTC and Small Agri-biodiesel Producer Tax Credit not being reinstated into law for 2019 (2017 BTC was reinstated in the three months ended March 31, 2018). The 2019 effective rate was favorably impacted by FutureFuel being granted a retroactive research and development credit for a prior year in a state where it does significant business. This three-month effective rate is expected to increase for the remainder of 2019.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Unrecognized tax benefits totaled $2,804 at March 31, 2019 and December 31, 2018.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. FutureFuel accrued balances of $665 and $681 at March 31, 2019 and December 31, 2018, respectively, for interest and penalties.

10 )	EARNINGS PER SHARE

In the first three months ended March 31, 2019, FutureFuel used the treasury method in computing earnings per share as all shares with participating security holders had vested. During 2018, FutureFuel had unvested participating shares and computed earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share.” The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. There were no other participating securities at March 31, 2019 or 2018.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month period ended March 31, 2018 as the vesting conditions had not been satisfied. There were no outstanding service-based restricted stock units for the three months ended March 31, 2019.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income	$5,499	$35,826
Less: distributed earnings allocated to non-vested stock	-	-
Less: undistributed earnings allocated to non-vested restricted stock	-	(23)
Numerator for basic earnings per share	$5,499	$35,803
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	-	23
Less: undistributed earnings reallocated to non-vested restricted stock	-	(23)
Numerator for diluted earnings per share	$5,499	$35,803
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,716,670
Effect of dilutive securities:
Stock options and other awards	5,731	5,524
Weighted average shares outstanding – diluted	43,748,974	43,722,194

Basic earnings per share	$0.13	$0.82
Diluted earnings per share	$0.13	$0.82

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2018 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 30,000 for the three-months ended March 31, 2018.  For the three months ended March 31, 2019, no options were excluded on a weighted average basis.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11 )	SEGMENT INFORMATION

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

Biofuels

FutureFuel’s biofuels segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, internally generated, separated Renewable Identification Numbers (“RINs”), biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis. Such method of selling results in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RIN sale has been completed, which may lead to variability in reported operating results.

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

	Three Months Ended March 31,
	2019	2018
United States	$47,976	$55,266
All Foreign Countries	525	481
Total	$48,501	$55,747

Revenues from a single foreign country during the three ended March 31, 2019 and 2018 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three Months Ended March 31,
	2019	2018
Revenue
Custom chemicals	$23,700	$23,420
Performance chemicals	3,652	5,661
Chemicals revenue	27,352	29,081
Biofuels revenue	21,149	26,666
Total Revenue	$48,501	$55,747

Segment gross profit/(loss)
Chemicals	$7,309	$7,556
Biofuels	(4,047)	29,951
Total gross profit	3,262	37,507
Corporate expenses	(2,051)	(2,940)
Income before interest and taxes	1,211	34,567
Interest and other income	5,289	(2,377)
Interest and other expense	(43)	(43)
(Provision)/benefit for income taxes	(958)	3,679
Net income	$5,499	$35,826

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

12 )	FAIR VALUE MEASUREMENTS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2019 and December 31, 2018.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2019	Level 1	Level 2	Level 3
Derivative instruments	$(11)	$(11)	$-	$-
Preferred stock, trust preferred, exchange traded debt instruments, and other equity instruments	$84,459	$84,459	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(297)	$(297)	$-	$-
Preferred stock, trust preferred, exchange traded debt instruments, and other equity instruments	$79,888	$79,888	$-	$-

13 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three months ended March 31, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Three Months Ended March 31, 2019 and 2018
(net of tax)
	2019	2018
Balance at January 1	$(20)	$160
Other comprehensive income/(loss) before reclassifications	202	(58)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income/(loss)	202	(58)
Balance at March 31	$182	$102

There were no reclassifications from accumulated other comprehensive income in the three months ended March 31, 2019 and 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14 )	LEGAL MATTERS

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

15 )	RELATED PARTY TRANSACTIONS

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

16 )	INTANGIBLE ASSET

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of March 31, 2019 and December 31, 2018. FutureFuel tests the intangible asset for impairment in accordance with Topic 350.

17 )	RECENTLY ISSUED ACCOUNTING STATEMENTS

The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

In August, 2018 the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals.

		Annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted, including any interim period.	The Company plans to adopt the new guidance effective January 1, 2020. The new guidance is expected to have minimal impact.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments.	These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.	Annual periods beginning after December 15, 2019. Earlier adoption was permitted, for annual periods beginning after December 15, 2018.	The Company is currently considering the potential impact of this standard on financial reporting and internal controls related to the implementation of the standard as it relates to accounts receivable and debt securities and plans to adopt the new guidance on the effective date of January 1, 2020. The new guidance is expected to have minimal impact.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

18 )	REVENUE RECOGNITION

FutureFuel recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers, and related subsequently issued ASUs (“Topic 606”). Under this standard, FutureFuel recognizes revenue when performance obligations of the sale are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. Under the previous revenue recognition accounting standard (“Topic 605”), FutureFuel recognized revenue upon the transfer of title and risk of loss, generally upon shipment or delivery of goods, although some revenue was recognized on a bill and hold basis.

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

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities.

Contract assets - short-term
	Three months ended March 31,
	2019	2018
Beginning balance January 1	$798	$505
Additions	1,190	651
Reductions	(798)	(505)
Ending balance March 31	$1,190	$651

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Contract liabilities
	Three months ended March 31,
	2019	2018
Beginning balance at January 1	$20,332	$21,013
Additions	1,438	-
Revenue recognized	(1,351)	(1,520)
Ending balance at March 31	$20,419	$19,493

Transaction price allocated to the remaining performance obligations:

As of March 31, 2019, approximately $20,419 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 22% of this revenue is expected to be recognized over the next 12 months, and 78% is expected to be recognized between one and 5 years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of revenue - contractual and non-contractual:

	Three months ended March 31,
	2019	2018
Contract revenue from customers with > 1 year arrangements	$15,418	$15,250
Contract revenue from customer with < 1 year arrangement	33,028	54,041
Revenue from non-contractual arrangements	55	55
BTC rebate	-	(13,599)
Total revenue	$48,501	$55,747

Timing of revenue:

	Three months ended March 31,
	2019	2018
Bill and hold revenue	$11,756	$7,521
Non-bill and hold revenue	36,745	48,226
Total revenue	$48,501	$55,747

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2019	2018	Change	Change
Revenues	$48,501	$55,747	$(7,246)	(13.0%)
Income from operations	$1,211	$34,567	$(33,356)	(96.5%)
Net income	$5,499	$35,826	$(30,327)	(84.7%)
Earnings per common share:
Basic	$0.13	$0.82	$(0.69)	(84.1%)
Diluted	$0.13	$0.82	$(0.69)	(84.1%)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$423	$361	$62	17.2%
Adjusted EBITDA	$5,415	$37,597	$(32,182)	(85.6%)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$5,415	$37,597
Depreciation	(2,725)	(2,756)
Non-cash stock-based compensation	-	(107)
Interest and dividend income	2,362	1,992
Non-cash interest expense (including amortization of deferred financing costs)	(43)	(43)
Losses on disposal of property and equipment	(3)	(5)
Losses on derivative instruments	(1,476)	(162)
Gains/(losses) on marketable securities	2,927	(4,369)
Income tax expense	(958)	3,679
Net income	$5,499	$35,826

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Three Months Ended March 31,
	2019	2018
Adjusted EBITDA	$5,415	$37,597
Benefit for deferred income taxes	(415)	(3,604)
Interest and dividend income	2,362	1,992
Income tax expense	(958)	3,679
Losses on derivative instruments	(1,476)	(162)
Change in fair value of derivative instruments	(286)	(1,789)
Changes in operating assets and liabilities, net	(7,930)	(33,873)
Other	(1)	-
Net cash (used in)/provided by operating activities	$(3,289)	$3,840

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2019	2018	Amount	%

Revenues	$48,501	$55,747	$(7,246)	(13.0%)
Volume/product mix effect			$(16,817)	(30.2%)
Price effect			$9,571	17.2%

Gross profit	$3,262	$37,507	$(34,245)	(91.3%)

Consolidated sales revenue in the three months ended March 31, 2019 decreased $7,246, compared to the three months ended March 31, 2018. This decrease primarily resulted from decreased sales volumes of biodiesel and to a lesser extent, reduced sales volumes of chemicals. This reduction was partially offset by a favorable price variance in the biofuels segment as compared to the same period in 2018. Sales revenue in the three months ended March 31, 2018 included rebates that resulted from the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018. The BTC has not been reinstated beyond 2017.  Please see Note 2 for additional discussion.

Gross profit in the three months ended March 31, 2019 decreased $34,245, compared to the three months ended March 31, 2018. This decrease was primarily from the biofuel segment as the result of the retroactive reinstatement of the BTC in the same period of 2018 which was not in law in the current period. Also negatively impacting gross profit in the current period was reduced sales volumes in the biofuels segment and to a lesser extent, reduced sales volumes in the chemical segment.  Furthermore, gross profit was negatively impacted by the change in the unrealized and realized activity in derivative instruments with a loss of $1,476 in the three months ended March 31, 2019 as compared to a loss of $162 in the same period of 2018.

Gross profit was favorably impacted in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $1,637 and $331 in the three months ended March 31, 2019 and 2018, respectively. This change in LIFO resulted in a lower of cost or market adjustment of $121 in the three months ended March 31, 2019 and no such adjustment was necessary in the three months ended March 31, 2018. Please see Note 3 for additional discussion.

Operating Expenses

Operating expenses decreased $889 in the three months ended March 31, 2019, as compared to the three ended March 31, 2018. This decrease was primarily from reduced compensation.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2019 reflects the unfavorable effect of the BTC and Small Agri-biodiesel Producer Tax Credit not being reinstated into law for 2019 (2017 BTC was reinstated in the three months ended March 31, 2018). The 2019 effective rate was favorably impacted by FutureFuel being granted a retroactive research and development credit for a prior year in a state where it does significant business. This three-month effective rate is expected to increase for the remainder of 2019.

Unrecognized tax benefits totaled $2,804 at March 31, 2019 and December 31, 2018.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. FutureFuel accrued balances of $665 and $681 at March 31, 2019 and December 31, 2018, respectively, for interest and penalties.

Net Income

Net income for the three months ended March 31, 2019 decreased $30,327 as compared to the same period in 2018. The decrease was from decreased sales volumes and biodiesel tax credits and incentives that were reinstated in the three months ended March 31, 2018 that were not in effect for 2019 (see Note 2).

Chemicals Segment

	Three Months Ended March 31,
			Change
	2019	2018	Amount	%

Revenues	$27,352	$29,081	$(1,729)	(5.9%)
Volume/product mix effect			$(2,271)	(7.8%)
Price effect			$542	1.9%

Gross profit	$7,309	$7,556	$(247)	(3.3%)

Sales revenue in the three months ended March 31, 2019 decreased 6% or $1,729 compared to the three months ended March 31, 2018. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2019 totaled $23,700, an increase of $280 from the same period in 2018. This moderate increase was attributed to increased sales volumes of specialty polymer modifiers and dyes. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $3,652 in the three months ended March 31, 2019, a decrease of $2,009 from the three months ended March 31, 2018. This decrease was primarily from reduced glycerin sales and the timing of the sales of products we campaign.

Gross profit for the chemicals segment for the three months ended March 31, 2019 decreased $247 when compared to the same period of 2018. This decrease was driven mostly by product mix and the timing of material shipments.

Biofuels Segment

	Three Months Ended March 31,
			Change
	2019	2018	Amount	%

Revenues	$21,149	$26,666	$(5,517)	(20.7%)
Volume/product mix effect			$(14,546)	(54.5%)
Price effect			$9,029	33.9%

Gross profit	$(4,047)	$29,951	$(33,998)	(113.5%)

Biofuels sales revenue in the three months ended March 31, 2019 decreased $5,517 when compared to the same period of 2018. This decrease was primarily from reduced sales volume of biodiesel and biodiesel blends. Partially offsetting this decrease was an increased price variance as sales revenue in the three months ended March 31, 2018 included rebates that resulted from the retroactive reinstatement of the 2017 BTC. The BTC has not been reinstated beyond 2017.  Please see Note 2 for additional discussion.

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions increased $121 in the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

A portion of our biodiesel sold was to three major refiners/blenders in 2019 and to two major refiners/blenders in 2018.  No assurances can be given that we will continue to sell to such major refiners/blenders, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended March 31, 2019 decreased $33,998 when compared to the same period of 2018. Gross profit was benefited in the three months ended March 31, 2018 by the retroactive reinstatement of the 2017 BTC totaling $28,869. Gross profit was benefited to a greater extent in 2019 as compared to 2018 by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,110 in the three months ended March 31, 2019, compared to an increase of $143 in the three months ended March 31, 2018. This change in LIFO resulted in a lower of cost or market adjustment of $121 in the three months ended March 31, 2019. No such adjustment impacted gross profit in the three months ended March 31, 2018. Please see Note 3 for additional discussion.

Biofuels gross profit was also reduced by the change in the activity in derivative instruments in comparison to the same prior year period with a loss of $1,476 in the three months ended March 31, 2019 as compared to a loss of $162 in the three months ended March 31, 2018. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	March 31, 2019		December 31, 2018
	Contract quantity Short	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	66	$(11)	96	$187

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under Topic 606, Revenue from Contracts with Customers. Certain long-term contracts had upfront non-cancellable payments considered material rights. The Company applied the renewal option approach in allocating the transaction price to the material rights. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Estimates are updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. Please see Note 18 for additional discussion.

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for the three months ended March 31, 2019 and 2018 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $11,756 and $7,521 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the three months ended March 31, 2019 and 2018 are set forth in the following table.

	Three Months Ended March 31,
	2019	2018
Net cash from operating activities	$(3,289)	$3,840
Net cash from investing activities	$(3,038)	$19,550
Net cash from financing activities	$(2,624)	$(2,624)

Operating Activities

Cash from operating activities decreased from $3,840 of cash provided by operating activities in the first three months of 2018 to $3,289 of cash used in operating activities in the first three months of 2019. This decrease was primarily attributable to the decrease of $30,327 in net income, the decrease in the change in accounts payable, including accounts payable - related parties, of $15,023 offset by the decrease in the change in accounts receivable, including accounts receivable – related parties, of $43,344.

Investing Activities

Cash from investing activities decreased from $19,550 of cash provided by investing activities in the first three months of 2018 to $3,038 of cash used in investing activities in the first three months of 2019. Of this change, $20,464 was the result of increased cash outflows from net purchases of marketable securities in the first three months of 2019 compared to net sales in the first three months of 2018. Such net purchases totaled $1,387, in the first three months of 2019, compared to $19,077 in net sales in the first three months of 2018. Our capital expenditures and customer reimbursements for capital expenditures for the three months ended March 31, 2019 and 2018, are summarized in the following table:

	Three Months Ended March 31,
	2019	2018
Cash paid for capital expenditures and intangibles	$2,246	$428
Cash received as reimbursement of capital expenditures	$(1,823)	$(67)
Cash paid, net of reimbursement, for capital expenditures	$423	$361

Financing Activities

Cash used in financing activities of $2,624, was unchanged in the first three months of 2019 and 2018. This is the result of payments of dividends on our common stock in the first three months of 2019 and 2018.

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

Dividends

In the first quarter of 2019 and 2018, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in each period.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2019, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2019 and December 31, 2018, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $84,459 and $79,888 at March 31, 2019 and December 31, 2018, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at March 31, 2019 and December 31, 2018. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at March 31, 2019 or December 31, 2018 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2019 or 2018. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of March 31, 2019 and December 31, 2018, the fair values of our derivative instruments were a net liability in the amount of $11 and $297, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2019. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstock	82,962	LB	10%	$2,265	69.4%
Methanol	40,299	LB	10%	$766	23.5%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2019. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of March 31, 2019 or December 31, 2018 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of March 31, 2019 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Report for the year ended December 31, 2018 filed with the SEC on March 15, 2019.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2018 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 10, 2019

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 10, 2019