Form 10-Q
period 2019-06-30
FutureFuel Corp.
filed 2019-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

8235 Forsyth Blvd., Suite 400

St. Louis, Missouri

(Address of Principal Executive Offices)

Zip Code

63105

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

Yes √ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes √ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2019: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

The following sets forth our unaudited consolidated balance sheet as of June 30, 2019, our audited consolidated balance sheet as of December 31, 2018, our unaudited consolidated statements of operations and comprehensive income for the three and six month periods ended June 30, 2019 and 2018, our unaudited consolidated statements of stockholders’ equity for the six months ended June 30, 2019 and 2018, and our unaudited consolidated statements of cash flows for the six month periods ended June 30, 2019 and 2018.

FutureFuel Corp.

Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(Dollars in thousands)

	(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$222,871	$214,972
Accounts receivable, net of allowance for bad debts of $0	21,641	16,294
Accounts receivable – related parties	30	1,844
Inventory	36,116	39,296
Income tax receivable	5,522	6,858
Prepaid expenses	1,055	1,767
Prepaid expenses – related parties	-	12
Marketable securities	80,560	79,888
Deferred financing costs	108	144
Other current assets	625	1,255
Total current assets	368,528	362,330
Property, plant and equipment, net	102,374	103,575
Intangible assets	1,408	1,408
Deferred financing costs	-	36
Other noncurrent assets	5,359	3,806
Total noncurrent assets	109,141	108,825
Total Assets	$477,669	$471,155
Liabilities and Stockholders’ Equity
Accounts payable	$20,705	$19,981
Accounts payable – related parties	441	1,689
Deferred revenue – short-term	5,258	4,581
Dividends payable	5,249	10,498
Accrued expenses and other current liabilities	4,011	2,742
Total current liabilities	35,664	39,491
Deferred revenue – long-term	20,233	20,319
Other noncurrent liabilities	5,649	4,241
Noncurrent deferred income tax liability	17,640	18,026
Total noncurrent liabilities	43,522	42,586
Total liabilities	79,186	82,077
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding as of June 30, 2019 and December 31, 2018	4	4
Accumulated other comprehensive income	199	(20)
Additional paid in capital	282,145	282,145
Retained earnings	116,135	106,949
Total stockholders’ equity	398,483	389,078
Total Liabilities and Stockholders’ Equity	$477,669	$471,155

The accompanying notes are an integral part of these financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

For the Three and Six Months ended June 30, 2019 and 2018

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$70,076	$87,653	$117,498	$142,596
Revenues – related parties	788	683	1,867	1,487
Cost of goods sold	61,501	73,218	101,566	85,357
Cost of goods sold – related parties	4,063	5,302	7,859	10,031
Distribution	1,994	1,498	3,319	2,817
Distribution – related parties	36	47	89	100
Gross profit	3,270	8,271	6,532	45,778
Selling, general, and administrative expenses
Compensation expense	620	846	1,335	2,121
Other expense	547	596	1,048	1,006
Related party expense	130	205	259	278
Research and development expenses	788	784	1,494	1,966
	2,085	2,431	4,136	5,371
Income from operations	1,185	5,840	2,396	40,407
Interest and dividend income	2,750	2,153	5,112	4,145
Interest expense	(44)	(43)	(87)	(86)
Gain/(loss) on marketable securities	826	281	3,753	(4,088)
Other expense	(113)	(177)	(113)	(177)
	3,419	2,214	8,665	(206)
Income before income taxes	4,604	8,054	11,061	40,201
Provision/(benefit) for income taxes	917	2,003	1,875	(1,676)
Net income	$3,687	$6,051	$9,186	$41,877

Earnings per common share
Basic	$0.08	$0.14	$0.21	$0.96
Diluted	$0.08	$0.14	$0.21	$0.96
Weighted average shares outstanding
Basic	43,743,243	43,716,726	43,743,243	43,716,698
Diluted	43,743,243	43,720,942	43,746,109	43,721,568

Comprehensive income
Net income	$3,687	$6,051	$9,186	$41,877
Other comprehensive income/(loss) from unrealized net gains/(losses) on available-for-sale securities	22	55	278	(19)
Income tax effect	(5)	(12)	(59)	4
Total unrealized gain/(loss), net of tax	17	43	219	(15)
Comprehensive income	$3,704	$6,094	$9,405	$41,862

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

For the Six Months ended June 30, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive income	-	-	219	-	-	219
Net income	-	-	-	-	9,186	9,186
Balance - June 30, 2019	43,743,243	$4	$199	$282,145	$116,135	$398,483

	For the Six Months Ended June 30, 2018
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	$281,964	$64,289	$346,417
Stock based compensation	-	-	-	214	-	214
Other comprehensive loss	-	-	(15)	-	-	(15)
Net income	-	-	-	-	41,877	41,877
Balance - June 30, 2018	43,741,670	$4	$145	$282,178	$106,166	$388,493

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Six Months ended June 30, 2019 and 2018

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$9,186	$41,877
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,472	5,512
Amortization of deferred financing costs	72	72
Benefit for deferred income taxes	(445)	(3,885)
Change in fair value of equity securities	(4,891)	6,412
Change in fair value of derivative instruments	(297)	(1,559)
Impairment of fixed assets	130	171
(Gain)/loss on the sale of investments	1,138	(2,324)
Stock based compensation	-	214
Loss on disposal of fixed assets	11	37
Noncash interest expense	14	14
Changes in operating assets and liabilities:
Accounts receivable	(5,347)	(417)
Accounts receivable – related parties	1,814	(11)
Inventory	3,180	(3,767)
Income tax receivable	1,336	3,456
Prepaid expenses	712	706
Prepaid expenses – related parties	12	-
Accrued interest on marketable securities	19	(82)
Other assets	520	39
Accounts payable	958	16,316
Accounts payable – related parties	(1,248)	(402)
Accrued expenses and other current liabilities	688	4,584
Deferred revenue	591	(1,603)
Other noncurrent liabilities	(98)	-
Net cash provided by operating activities	13,527	65,360
Cash flows from investing activities
Collateralization of derivative instruments	908	1,237
Purchase of marketable securities	(14,323)	(10,690)
Proceeds from the sale of marketable securities	17,682	35,718
Proceeds from the sale of fixed assets	13	20
Capital expenditures	(4,659)	(1,103)
Net cash (used in)/provided by investing activities	(379)	25,182
Cash flows from financing activities
Payment of dividends	(5,249)	(5,248)
Net cash used in financing activities	(5,249)	(5,248)
Net change in cash and cash equivalents	7,899	85,294
Cash and cash equivalents at beginning of period	214,972	114,627
Cash and cash equivalents at end of period	$222,871	$199,921

Cash paid for interest	$-	$-
Cash paid for income taxes	$898	$759
Noncash items incurred:
Noncash capital expenditures	$108	$-
Noncash operating leases	$432	$-

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

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a benefit in the tax provision in the six month period ended June 30, 2018.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for gallons blended and sold in 2018 or 2019.

3 )	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2019	December 31, 2018
At average cost (approximates current cost)
Finished goods	$17,765	$23,658
Work in process	1,551	2,100
Raw materials and supplies	25,248	23,909
	44,564	49,667
LIFO reserve	(8,448)	(10,371)
Total inventory	$36,116	$39,296

4 )	DERIVATIVE INSTRUMENTS

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a gain of $443 for the three months ended June 30, 2019 and a loss of $3,109 for the three months ended June 30, 2018, and a loss of $1,033 and $3,271 for the six months ended June 30, 2019 and 2018, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	June 30, 2019		December 31, 2018
	Contract quantity	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	-	$-	96	$187

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $72 and $980 at June 30, 2019 and December 31, 2018, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5 )	MARKETABLE SECURITIES

At June 30, 2019 and December 31, 2018, FutureFuel had investments in certain debt securities (trust preferred securities and exchange traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. For the six months ended, June 30, 2019 and 2018, the change in the fair value of equity securities was reported as gains/(losses) on marketable securities as a component of net income.

FutureFuel’s available for sale debt securities were comprised of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,428	$100	$(8)	$1,520
Trust preferred	3,676	161	-	3,837
Total debt securities	$5,104	$261	$(8)	$5,357

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange traded debt	$1,428	$37	$(65)	$1,400
Trust preferred	3,147	21	(18)	3,150
Total debt securities	$4,575	$58	$(83)	$4,550

The aggregate fair value of debt securities with unrealized losses totaled $253 at June 30, 2019, and the aggregate fair value of debt securities with unrealized losses totaled $2,540 at December 31, 2018. As of June 30, 2019, FutureFuel had investments in debt securities with a total value of $253 that were in an unrealized loss position for a greater than a 12-month period. As of December 31, 2018, FutureFuel had investments in debt securities with a total value of $187 that were in an unrealized loss position for a greater than 12-month period. The unrealized loss position for those securities was $8 and $19, respectively, at June 30, 2019 and December 31, 2018.  Those loss positions represented a minimal reduction for the securities and are expected to fully recover given changes in market value. Realized gains and losses are recognized on the specific identification method.

The adjusted cost basis and fair value of debt securities at June 30, 2019, by contractual maturity, are shown below.

	June 30, 2019
	Adjusted Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,104	5,357
Total	$5,104	$5,357

The following table shows the recognized change in equity securities sold and the change in unrealized fair value:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net gains/(losses) recognized on equity securities	$826	$281	$3,753	$(4,088)
Less: net gains/(losses) recognized during the period on equity securities sold during the period	(1,057)	663	(1,138)	2,324
Unrealized gains/(losses) during the reporting period on equity securities held at the reporting date	$1,883	$(382)	$4,891	$(6,412)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	June 30, 2019	December 31, 2018
Accrued employee liabilities	$1,296	$1,253
Accrued property, franchise, motor fuel and other taxes	1,962	1,225
Lease liability	525	-
Other	228	264
Total	$4,011	$2,742

7 )	BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as the borrower, and certain of FutureFuel’s other subsidiaries, as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, FutureFuel increased the credit facility by $15,000. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $165,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The credit facility expires on April 16, 2020.

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio	Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0	1.25%	0.25%	0.15%
≥ 1.00:1.0 And < 1.50:1.0	1.50%	0.50%	0.20%
≥ 1.50:1.0 And < 2.00:1.0	1.75%	0.75%	0.25%
≥ 2.00:1.0 And < 2.00:1.0	2.00%	1.00%	0.30%
≥ 2.50:1.0	2.25%	1.25%	0.35%

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants as of June 30, 2019.

There were no borrowings under this credit agreement at June 30, 2019 or December 31, 2018.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

FutureFuel leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its Biofuels segment. The lease fees are fixed, with no option to purchase and no upfront fees nor residual value guarantees. All railcar leases are direct and no subleases exist. FutureFuel determines lease existence and classification at inception when an agreement conveys the right to control identified property for a period of time in exchange for consideration. The Company’s leases have remaining terms from two to five years with a weighted average remaining term of 4 years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments. On January 1, 2019, a ROU asset was reported as other noncurrent assets of $1,641 and other current liabilities and other noncurrent liabilities of $370 and $1,271, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating lease expense	$149	$135	$279	$270
Short-term lease expense	$38	$-	$92	$-
Cash paid for operating leases	$149	$135	$279	$270
Right of use assets obtained in exchange for lease obligations	$-	$-	$432	$-
Weighted average discount rate	4.4% per annum	NA	4.4% per annum	NA

Supplemental balance sheet information related to leases as of June 30, 2019:

Operating lease right-of-use assets:
Other noncurrent assets	$1,817
Total operating lease assets	$1,817
Operating lease liabilities:
Other current liabilities	$525
Other noncurrent liabilities	1,292
Total operating lease liabilities	$1,817

Maturities of lease liabilities as of June 30, 2019:

2019	$279
2020	595
2021	388
2022	370
2023	318
2024	32
Total	$1,982
Less: imputed interest	165
Present value of lease payments	$1,817

9 )	PROVISION FOR INCOME TAXES

The following table summarizes the provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Provision for income taxes	$917	$2,003	$1,875	$(1,676)
Effective tax rate	19.9%	24.9%	17.0%	(4.2%	)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three months ended June 30, 2019 and 2018 reflects our expected tax rate on reported operating income before income tax.  The three-month effective rate ended June 30, 2019 is expected to continue for the remainder of the year.

The effective tax rate for the six months ended June 30, 2019 was favorably impacted by FutureFuel being granted a retroactive research and development credit for a prior year in a state where it does significant business.  Comparatively, the six months ended June 30, 2018, reflects the favorable effect of the BTC and Small Agri-biodiesel Producer Tax Credit (2017 BTC was reinstated in the three months ended March 31, 2018), which were not in law in 2019.

Unrecognized tax benefits totaled $2,804 at June 30, 2019 and December 31, 2018.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. FutureFuel accrued balances of $734 and $681 at June 30, 2019 and December 31, 2018, respectively, for interest and penalties.

10 )	EARNINGS PER SHARE

In the three and six months ended June 30, 2019, FutureFuel used the treasury method in computing earnings per share as all shares with participating security holders had vested. During 2018, FutureFuel had unvested participating shares and computed earnings per share using the two-class method in accordance with ASC Topic No. 260, Earnings per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. There were no other participating securities at June 30, 2019 or 2018.

Contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and six-month periods ended June 30, 2018 as the vesting conditions had not been satisfied. There were no outstanding service-based restricted stock units for the three and six months ended June 30, 2019.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$3,687	$6,051	$9,186	$41,877
Less: distributed earnings allocated to non-vested stock	-	-	-	-
Less: undistributed earnings allocated to non-vested restricted stock	-	(3)	-	(24)
Numerator for basic earnings per share	$3,687	$6,048	$9,186	$41,853
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	-	3	-	24
Less: undistributed earnings reallocated to non-vested restricted stock	-	(3)	-	(24)
Numerator for diluted earnings per share	$3,687	$6,048	$9,186	$41,853
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,716,726	43,743,243	43,716,698
Effect of dilutive securities:
Stock options and other awards	-	4,216	2,866	4,870
Weighted average shares outstanding – diluted	43,743,243	43,720,942	43,746,109	43,721,568

Basic earnings per share	$0.08	$0.14	$0.21	$0.96
Diluted earnings per share	$0.08	$0.14	$0.21	$0.96

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2018 because they were anti-dilutive in the period. The weighted average number of options excluded on this basis was 30,000 for the three and six months ended June 30, 2018.  For the three months ended June 30, 2019, 40,000 options were excluded on a weighted average basis. The weighted average number of options excluded for the six months ended June 30, 2019 was 20,000.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$70,302	$87,525	$118,266	$142,791
All Foreign Countries	562	811	1,099	1,292
Total	$70,864	$88,336	$119,365	$144,083

Revenues from a single foreign country during the three and six months ended June 30, 2019 and 2018 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Custom chemicals	$21,965	$27,072	$45,665	$50,492
Performance chemicals	3,894	4,455	7,546	10,116
Chemicals revenue	25,859	31,527	53,211	60,608
Biofuels revenue	45,005	56,809	66,154	83,475
Total Revenue	$70,864	$88,336	$119,365	$144,083

Segment gross profit/(loss)
Chemicals	$7,181	$8,016	$14,490	$15,572
Biofuels	(3,911)	255	(7,958)	30,206
Total gross profit	3,270	8,271	6,532	45,778
Corporate expenses	(2,085)	(2,431)	(4,136)	(5,371)
Income before interest and taxes	1,185	5,840	2,396	40,407
Interest and other income	3,576	2,434	8,865	4,145
Interest and other expense	(157)	(220)	(200)	(4,351)
(Provision)/benefit for income taxes	(917)	(2,003)	(1,875)	1,676
Net income	$3,687	$6,051	$9,186	$41,877

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2019 and December 31, 2018.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2019	Level 1	Level 2	Level 3
Preferred stock, trust preferred, exchange traded debt instruments, and other equity instruments	$80,560	$80,560	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(297)	$(297)	$-	$-
Preferred stock, trust preferred, exchange traded debt instruments, and other equity instruments	$79,888	$79,888	$-	$-

13 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three and six months ended June 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Three Months Ended June 30, 2019 and 2018
(net of tax)
	2019	2018
Balance at April 1	$182	$102
Other comprehensive income before reclassifications	17	43
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	17	43
Balance at June 30	$199	$145

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Six Months Ended June 30, 2019 and 2018
(net of tax)
	2019	2018
Balance at January 1	$(20)	$160
Other comprehensive income before reclassifications	219	(15)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	219	(15)
Balance at June 30	$199	$145

There were no reclassifications from accumulated other comprehensive income in the three and six months ended June 30, 2019 and 2018.

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

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of June 30, 2019 and December 31, 2018. FutureFuel tests the intangible asset for impairment in accordance with Topic 350.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. In April and May of 2019, FASB issued ASU 2019-04 and 2019-05 related to codification improvements and targeted transition relief for ASU 2016-13

These amendments require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.

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

The following table reflects the changes in FutureFuel’s contract assets and contract liabilities.

Contract assets - short-term
	Three months ended June 30,
	2019	2018
Beginning balance April 1	$1,190	$651
Additions	820	1,110
Reductions	(1,190)	(651)
Ending balance June 30	$820	$1,110

	Six months ended June 30,
	2019	2018
Beginning balance January 1	$798	$505
Additions	2,010	1,761
Reductions	(1,988)	(1,156)
Ending balance June 30	$820	$1,110

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Contract liabilities
	Three months ended June 30,
	2019	2018
Beginning balance at April 1	$20,419	$19,493
Additions	1,471	458
Revenue recognized	(857)	(1,796)
Ending balance at June 30	$21,033	$18,155

	Six months ended June 30,
	2019	2018
Beginning balance at January 1	$20,332	$21,013
Additions	2,909	458
Revenue recognized	(2,208)	(3,316)
Ending balance at June 30	$21,033	$18,155

Transaction price allocated to the remaining performance obligations:

As of June 30, 2019, approximately $21,033 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 24% of this revenue is expected to be recognized over the next 12 months, and 76% is expected to be recognized between one and 5 years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

We applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Disaggregation of revenue - contractual and non-contractual:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Contract revenue from customers with > 1 year arrangements	$11,721	$17,908	$27,139	$33,158
Contract revenue from customer with < 1 year arrangement	59,088	70,373	92,116	124,414
Revenue from non-contractual arrangements	55	55	110	110
BTC rebate	-	-	-	(13,599)
Total revenue	$70,864	$88,336	$119,365	$144,083

Timing of revenue:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Bill and hold revenue	$12,006	$13,373	$23,762	$20,894
Non-bill and hold revenue	58,858	74,963	95,603	123,189
Total revenue	$70,864	$88,336	$119,365	$144,083

For both long term and short-term contracts, FutureFuel has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of goods sold. FutureFuel has elected to exclude from net sales any taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which FutureFuel historically recorded shipping and handling fees and taxes.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2019	2018	Change	Change
Revenues	$70,864	$88,336	$(17,472)	(19.8%	)
Income from operations	$1,185	$5,840	$(4,655)	(79.7%	)
Net income	$3,687	$6,051	$(2,364)	(39.1%	)
Earnings per common share:
Basic	$0.08	$0.14	$(0.06)	(42.9%	)
Diluted	$0.08	$0.14	$(0.06)	(42.9%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$451	$536	$(85)	(15.9%	)
Adjusted EBITDA	$3,384	$11,667	$(8,283)	(71.0%	)

	Six Months Ended June 30,
			Dollar	%
	2019	2018	Change	Change
Revenues	$119,365	$144,083	$(24,718)	(17.2%	)
Income from operations	$2,396	$40,407	$(38,011)	(94.1%	)
Net income	$9,186	$41,877	$(32,691)	(78.1%	)
Earnings per common share:
Basic	$0.21	$0.96	$(0.75)	(78.1%	)
Diluted	$0.21	$0.96	$(0.75)	(78.1%	)
Capital expenditures and intangibles (net of customer reimbursements and regulatory grants)	$874	$897	$(23)	(2.6%	)
Adjusted EBITDA	$8,799	$49,264	$(40,465)	(82.1%	)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP performance financial measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Adjusted EBITDA	$3,384	$11,667	$8,799	$49,264
Depreciation	(2,747)	(2,756)	(5,472)	(5,512)
Non-cash stock-based compensation	-	(107)	-	(214)
Interest and dividend income	2,750	2,153	5,112	4,145
Non-cash interest expense (including amortization of deferred financing costs)	(44)	(43)	(87)	(86)
Losses on disposal of property and equipment	(8)	(32)	(11)	(37)
Gains/(losses) on derivative instruments	443	(3,109)	(1,033)	(3,271)
Gains/(losses) on marketable securities	826	281	3,753	(4,088)
Income tax (expense)/benefit	(917)	(2,003)	(1,875)	1,676
Net income	$3,687	$6,051	$9,186	$41,877

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure.

	Six Months Ended June 30,
	2019	2018
Adjusted EBITDA	$8,799	$49,264
Benefit for deferred income taxes	(445)	(3,885)
Impairment of fixed assets	130	171
Interest and dividend income	5,112	4,145
Income tax (expense)/benefit	(1,875)	1,676
Losses on derivative instruments	(1,033)	(3,271)
Change in fair value of derivative instruments	(297)	(1,559)
Changes in operating assets and liabilities, net	3,137	18,819
Other	(1)	-
Net cash provided by operating activities	$13,527	$65,360

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2019	2018	Amount	%	2019	2018	Amount	%

Revenues	$70,864	$88,336	$(17,472)	(19.8)%	$119,365	$144,083	$(24,718)	(17.2)%
Volume/product mix effect			$(10,753)	(12.2)%			$(27,570)	(19.1)%
Price effect			$(6,719)	(7.6)%			$2,852	2.0%

Gross profit	$3,270	$8,271	$(5,001)	(60.5)%	$6,532	$45,778	$(39,246)	(85.7)%

Consolidated sales revenue in the three and six months ended June 30, 2019 decreased $17,472 and $24,718, respectively, compared to the three and six months ended June 30, 2018.  This decrease primarily resulted from decreased sales volumes in biodiesel and chemicals.  In addition, in the three-month period ended June 30, 2019, sales revenue was reduced by lower average selling prices in our biofuel segment. Partially offsetting the six-month period decrease was higher average selling prices in the biofuels segment of $2,191, as compared with the same period in 2018.  The prior year period was unfavorably impacted by rebates to customers that resulted from the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018.  The BTC has not been reinstated beyond 2017, therefore, these rebates did not reoccur in 2019.  Please see Note 2 for additional discussion.

Gross profit in the three and six months ended June 30, 2019 decreased $5,001 and $39,246, respectively, compared to the three and six months ended June 30, 2018. This decrease was primarily from the biofuel segment with the prior year period benefiting from the aforementioned BTC which was not in law in 2019.  Also negatively impacting gross profit in the current periods was reduced sales volumes in both the biofuels segment and chemical segment.  Partially offsetting these decreases in gross profit was the favorable impact of the change in the unrealized and realized activity in derivative instruments with a gain of $443 in the three months ended June 30, 2019 as compared to a loss of $3,109 in the three months ended June 30, 2018 and a loss of $1,033 in the six months ended June 30, 2019, as compared to a loss of $3,271 in the same period of 2018.  Additionally, gross profit was favorably impacted in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit of $287 and $1,924 in the three and six months ended June 30, 2019 as compared to a decrease in gross profit of $2,330 and $1,998 in the three and six months ended June 30, 2018, respectively.

Operating Expenses

Operating expenses decreased $346 and $1,235 in the three and six months ended June 30, 2019, as compared to the three and six months ended June 30, 2018. This decrease was primarily from reduced compensation expense.

Provision for Income Taxes

The effective tax rate for the three months ended June 30, 2019 and 2018 reflects our expected tax rate on reported operating income before income tax.  The three-month effective rate ended June 30, 2019 is expected to continue for the remainder of the year.

The effective tax rate for the six months ended June 30, 2019 was favorably impacted by FutureFuel being granted a retroactive research and development credit for a prior year in a state where it does significant business.  Comparatively, the six months ended June 30, 2018, reflects the favorable effect of the BTC and Small Agri-biodiesel Producer Tax Credit (2017 BTC was reinstated in the three months ended March 31, 2018), which were not in law in 2019.

Unrecognized tax benefits totaled $2,804 at June 30, 2019 and December 31, 2018.

FutureFuel records interest and penalties, net, as a component of provision for income taxes. FutureFuel accrued balances of $734 and $681 at June 30, 2019 and December 31, 2018, respectively, for interest and penalties.

Net Income

Net income for the three and six months ended June 30, 2019 decreased $2,364 and $32,691, respectively, as compared to the same periods in 2018. The decrease in the three-month period resulted primarily from lower sales volumes of agro/energy chemicals and biodiesel.  The decrease in the six-month period resulted primarily from the absence of biodiesel tax credits and incentives that were in law in the prior year and not in effect for 2019.

Chemicals Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2019	2018	Amount	%	2019	2018	Amount	%

Revenues	$25,859	$31,527	$(5,668)	(18.0)%	$53,211	$60,608	$(7,397)	(12.2)%
Volume/product mix effect			$(5,787)	(18.4)%			$(8,058)	(13.3)%
Price effect			$119	0.4%			$661	1.1%

Gross profit	$7,181	$8,016	$(835)	(10.4)%	$14,490	$15,572	$(1,082)	(6.9)%

Sales revenue in the three months ended June 30, 2019 decreased 18% or $5,668 compared to the three months ended June 30, 2018. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended June 30, 2019 totaled $21,965, a decrease of $5,107 from the same period in 2018. This decrease was primarily attributed to decreased sales volumes in the agrochemical and energy markets and included a planned shutdown of a process line to expand capacity. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $3,894 in the three months ended June 30, 2019, a decrease of $561 from the three months ended June 30, 2018. This decrease was primarily from reduced sales volume of glycerin and slower sales of a polymer modifier used in the carpet industry.

Sales revenue in the six months ended June 30, 2019 decreased 12% or $7,397 compared to the six months ended June 30, 2018. Sales revenue for our custom chemicals (unique chemicals produced for specific customers) for the six months ended June 30, 2019 totaled $45,665, a decrease of $4,827 from the same period in 2018. This decrease was primarily attributed to decreased sales volumes in the agrochemical and energy markets and included a planned shutdown of a process line to expand capacity. Performance chemicals (comprised of multi-customer products which are sold based on specification) sales revenues were $7,546 in the six months ended June 30, 2019, a decrease of $2,570 from the six months ended June 30, 2018. This decrease was primarily from reduced sales volume of glycerin and slower sales of a polymer modifier used in the carpet industry.

Gross profit for the chemicals segment for the three and six months ended June 30, 2019 decreased $835 and $1,082, respectively, when compared to the same period of 2018. This decrease was driven mostly by sales volume declines in the agrochemical and energy market as discussed above. Partially offsetting this decline was improved throughput in our custom chemicals due to production scheduling for annual maintenance, favorable product mix of products we campaign, and a benefit from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The change in this adjustment increased the chemical segment gross profit in the three and six month periods ending June 30, 2019 by $217 and $744, respectively, as compared to a decrease in gross profit of $627 and $438, in the same respective periods of 2018.

Biofuels Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2019	2018	Amount	%	2019	2018	Amount	%

Revenues	$45,005	$56,809	$(11,804)	(20.8)%	$66,154	$83,475	$(17,321)	(20.7)%
Volume/product mix effect			$(4,966)	(8.7)%			$(19,512)	(23.4)%
Price effect			$(6,838)	(12.0)%			$2,191	2.6%

Gross profit	$(3,911)	$255	$(4,166)	(1633.5)%	$(7,958)	$30,206	$(38,164)	(126.3)%

Biofuels sales revenue in the three and six months ended June 30, 2019 decreased $11,804 and $17,321, respectively, as compared to the same periods of 2018. The biodiesel and biodiesel blend volumes decreased in both the three and six month periods as compared to the prior year primarily from the lack of sourcing profitable feedstock. In addition, in the three-months ending June 30, 2019 as compared to the same period of 2018, lower selling price reduced revenue 12% or $6,838. In the six-month period ended June 30, 2019 as compared to the same period of 2018, net sales prices increased revenue 2.6% or $2,191. In the six-month period ended June 30, 2018, sales revenue included rebates that resulted from the retroactive reinstatement of the 2017 BTC. These rebates represented a lower sales price in the six months ended June 30, 2018; these rebates were not present in the six-month period ending June 30, 2019. The BTC has not been reinstated beyond 2017. Please see Note 2 for additional discussion.

Revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions increased $121 in the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

A portion of our biodiesel sold was to one major refiner/blender in 2019 and 2018.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit in the three months ended June 30, 2019 decreased $4,166 when compared to the same period of 2018. Gross profit was benefited in the three months ended June 30, 2018 by higher sales volumes. Partially benefiting gross profit in the three months ended June 30, 2019 the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period in 2018. This adjustment increased gross profit $70 in the three months ended June 30, 2019, compared to a decrease in gross profit of $1,703 in the three months ended June 30, 2018.

Biofuels gross profit was also benefited by the change in the activity in derivative instruments with a gain of $443 in the three months ended June 30, 2019, as compared to a loss of $3,109 in the same period of 2018. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

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

In the six-month period ended June 30, 2019, biofuels gross profit decreased $38,164 when compared to the same period of 2018. The change was primarily from the retroactive reinstatement of the 2017 BTC, totaling $28,869, which benefited the first six months of 2018 and has not been reinstated past December 31, 2017. Further reducing gross profit was lower sales volumes in the six months of 2019 as compared to the same period of 2018. Gross profit was partially benefited in 2019, as compared to 2018, by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,180 in the six months ended June 30, 2019, as compared to a decrease of $1,560 in the six months ended June 30, 2018. In addition, Biofuels gross profit was impacted by the change in the activity in derivative instruments with a loss of $1,033 in the three months ended June 30, 2019, as compared to a loss of $3,271 in the same period of 2018.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows:

	June 30, 2019		December 31, 2018
	Contract quantity	Fair Value	Contract quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	-	$-	96	$187

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

Revenue from bill and hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill and hold transactions for the three and six months ended June 30, 2019 and 2018 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill and hold customers are similar to other custom chemicals customers. Sales revenue under bill and hold arrangements were $12,006 and $13,373 for the three months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019 and 2018, bill and hold sales revenue was $23,762 and $20,894, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2019 and 2018 are set forth in the following table.

	Six Months Ended June 30,
	2019	2018
Net cash from operating activities	$13,527	$65,360
Net cash from investing activities	$(379)	$25,182
Net cash from financing activities	$(5,249)	$(5,248)

Operating Activities

Cash from operating activities decreased from $65,360 of cash provided by operating activities in the first six months of 2018 to $13,527 of cash provided in operating activities in the first six months of 2019. This $51,833 decrease was primarily attributable to the decrease of $32,691 in net income, the decrease in the change in accounts payable, including accounts payable - related parties, of $16,204 and the decrease in the change in the fair value of equity securities, of $11,305.

Investing Activities

Cash from investing activities decreased from $25,182 of cash provided by investing activities in the first six months of 2018 to $379 of cash used in investing activities in the first six months of 2019. Of this change, $21,669 was the result of decreased cash inflows from net sales of marketable securities in the first six months of 2019 compared to net sales in the first six months of 2018. Such net sales totaled $3,359, in the first six months of 2019, compared to $25,028 in net sales in the first six months of 2018. Our capital expenditures and customer reimbursements for capital expenditures for the six months ended June 30, 2019 and 2018, are summarized in the following table:

	Six Months Ended June 30,
	2019	2018
Cash paid for capital expenditures and intangibles	$4,659	$1,103
Cash received as reimbursement of capital expenditures*	$(3,785)	$(206)
Cash paid, net of reimbursement, for capital expenditures	$874	$897

*This receipt of cash was reported as an increase in deferred revenue in cash flows from operations.

Financing Activities

Cash used in financing activities of $5,249 and $5,248, in the six months ended June 30, 2019 and 2018, respectively. This is the result of payments of dividends on our common stock in for the first six months of 2019 and 2018.

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

Dividends

In the first six months of 2019 and 2018, we paid a regular cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $5,249 and $5,248 in the six month periods ended June 30, 2019 and 2018, respectively.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2019 and December 31, 2018, we also had investments in certain preferred stock, trust preferred securities, exchange traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $80,560 and $79,888 at June 30, 2019 and December 31, 2018, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at June 30, 2019 and December 31, 2018. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at June 30, 2019 or December 31, 2018 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. As of June 30, 2019 and December 31, 2018, the fair values of our derivative instruments were a net liability in the amount of $0 and $297, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2019. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	158,114	LB	10.0%	4,301	60.8%
Methanol	74,428	LB	10.0%	1,377	21.1%
Electricity	60	MWH	10.0%	323	4.9%
Natural Gas	650	MCF	10.0%	201	3.1%
Sodium Methylate	4,297	LB	10.0%	168	2.6%
Coal	19	Ton	10.0%	121	1.9%
Caustic soda	6,309	LB	10.0%	83	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2019. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of June 30, 2019 or December 31, 2018 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of June 30, 2019 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: August 9, 2019

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2019