Form 10-Q
period 2019-09-30
FutureFuel Corp.
filed 2019-11-08
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

√	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

8235 Forsyth Blvd., Suite 400, St Louis, Missouri	63105
(Address of Principal Executive Offices)	(Zip Code)

  (314) 854-8352

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FF	NYSE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes √ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2019: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$235,945	$214,972
Accounts receivable, net of allowance for bad debts of $0	20,820	16,294
Accounts receivable – related parties	22	1,844
Inventory	42,789	39,296
Income tax receivable	367	6,858
Prepaid expenses	510	1,767
Prepaid expenses – related parties	12	12
Marketable securities	75,583	79,888
Deferred financing costs	72	144
Other current assets	870	1,255
Total current assets	376,990	362,330
Property, plant and equipment, net	100,320	103,575
Intangible assets	1,408	1,408
Deferred financing costs	-	36
Other noncurrent assets	5,548	3,806
Total noncurrent assets	107,276	108,825
Total Assets	$484,266	$471,155
Liabilities and Stockholders’ Equity
Accounts payable	$25,632	$19,981
Accounts payable – related parties	972	1,689
Deferred revenue – short-term	5,232	4,581
Dividends payable	2,625	10,498
Accrued expenses and other current liabilities	5,227	2,742
Total current liabilities	39,688	39,491
Deferred revenue – long-term	19,394	20,319
Noncurrent deferred income tax liability	17,813	18,026
Other noncurrent liabilities	2,244	4,241
Total noncurrent liabilities	39,451	42,586
Total liabilities	79,139	82,077
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding at September 30, 2019 and December 31, 2018	4	4
Accumulated other comprehensive income (loss)	200	(20)
Additional paid in capital	282,166	282,145
Retained earnings	122,757	106,949
Total stockholders’ equity	405,127	389,078
Total Liabilities and Stockholders’ Equity	$484,266	$471,155

The accompanying notes are an integral part of these financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$65,332	$80,588	$182,830	$223,184
Revenue – related parties	352	834	2,219	2,321
Cost of goods sold	54,037	61,559	155,603	146,916
Cost of goods sold – related parties	4,455	5,651	12,314	15,682
Distribution	1,687	1,512	5,006	4,329
Distribution – related parties	43	47	132	147
Gross profit	5,462	12,653	11,994	58,431
Selling, general, and administrative expenses
Compensation expense	661	933	1,996	3,054
Other expense	561	476	1,609	1,482
Related party expense	132	138	391	416
Research and development expenses	833	877	2,327	2,843
Total operating expenses	2,187	2,424	6,323	7,795
Income from operations	3,275	10,229	5,671	50,636
Interest and dividend income	2,718	2,543	7,830	6,688
Interest expense	(43)	(43)	(130)	(129)
Gain (loss) on marketable securities	1,424	815	5,177	(3,273)
Other income (expense)	262	(87)	149	(264)
Other income	4,361	3,228	13,026	3,022
Income before taxes	7,636	13,457	18,697	53,658
Income tax provision	1,014	4,012	2,889	2,336
Net income	$6,622	$9,445	$15,808	$51,322

Earnings per common share
Basic	$0.15	$0.22	$0.36	$1.17
Diluted	$0.15	$0.22	$0.36	$1.17
Weighted average shares outstanding
Basic	43,743,243	43,724,195	43,743,243	43,719,215
Diluted	43,743,243	43,732,920	43,745,153	43,725,370

Comprehensive income
Net income	$6,622	$9,445	$15,808	$51,322
Other comprehensive income (loss) from unrealized net gains (losses) on available-for-sale debt securities	1	(27)	279	(46)
Income tax effect	-	6	(59)	10
Total unrealized gains (losses), net of tax	1	(21)	220	(36)
Comprehensive income	$6,623	$9,424	$16,028	$51,286

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive income	-	-	202	-	-	202
Net income	-	-	-	-	5,499	5,499
Balance - March 31, 2019	43,743,243	$4	$182	$282,145	$112,448	$394,779
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	3,687	3,687
Balance - June 30, 2019	43,743,243	$4	$199	$282,145	$116,135	$398,483
Stock based compensation, net of tax	-	-	-	21	-	21
Other comprehensive income	-	-	1	-	-	1
Net income	-	-	-	-	6,622	6,622
Balance - September 30, 2019	43,743,243	$4	$200	$282,166	$122,757	$405,127

	For the Nine Months Ended September 30, 2018
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	$281,964	$64,289	$346,417
Stock based compensation, net of tax	-	-	-	107	-	107
Other comprehensive loss	-	-	(58)	-	-	(58)
Net income	-	-	-	-	35,826	35,826
Balance - March 31, 2018	43,741,670	$4	$102	$282,071	$100,115	$382,292
Stock based compensation, net of tax	1,007	-	-	107	-	107
Other comprehensive income	-	-	43	-	-	43
Net income	-	-	-	-	6,051	6,051
Balance - June 30, 2018	43,742,677	$4	$145	$282,178	$106,166	$388,493
Stock based compensation, net of tax	566	-	-	(69)	-	(69)
Other comprehensive loss	-	-	(21)	-	-	(21)
Net income	-	-	-	-	9,445	9,445
Balance - September 30, 2018	43,743,243	$4	$124	$282,109	$115,611	$397,848

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$15,808	$51,322
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	9,092	8,502
Amortization of deferred financing costs	108	108
Benefit for deferred income taxes	(273)	(3,609)
Change in fair value of equity securities	(6,621)	5,597
Change in fair value of derivative instruments	(357)	(2,290)
Loss (gain) on the sale of investments	1,444	(2,324)
Stock based compensation	21	321
(Gain) loss on disposal of property and equipment	(11)	41
Noncash interest expense	22	22
Changes in operating assets and liabilities:
Accounts receivable	(4,526)	3,031
Accounts receivable – related parties	1,822	(2,382)
Inventory	(3,493)	(4,251)
Income tax receivable	6,491	6,458
Prepaid expenses	1,257	1,190
Other assets	221	(247)
Accounts payable	5,951	13,018
Accounts payable – related parties	(717)	1,949
Accrued expenses and other current liabilities	1,904	5,385
Deferred revenue	(274)	(2,672)
Other noncurrent liabilities	(3,511)	-
Net cash provided by operating activities	24,358	79,169
Cash flows from investing activities
Collateralization of derivative instruments	852	2,384
Purchase of marketable securities	(19,200)	(19,664)
Proceeds from the sale of marketable securities	28,962	33,942
Proceeds from the sale of property and equipment	13	22
Capital expenditures	(6,139)	(3,084)
Net cash provided by investing activities	4,488	13,600
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	-	(176)
Payment of dividends	(7,873)	(7,872)
Net cash used in financing activities	(7,873)	(8,048)
Net change in cash and cash equivalents	20,973	84,721
Cash and cash equivalents at beginning of period	214,972	114,627
Cash and cash equivalents at end of period	$235,945	$199,348

Cash paid for interest	$-	$-
Cash paid for income taxes	$1,076	$1,506
Noncash investing and financing activities:
Noncash capital expenditures	$42	$-
Noncash operating leases	$432	$-

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1 )	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

FutureFuel Corp. (“FutureFuel” or “the Company”), through its wholly-owned subsidiary, FutureFuel Chemical Company (“FutureFuel Chemical”), owns and operates a chemical production facility located on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River (the “Batesville Plant”). FutureFuel Chemical manufactures diversified chemical products, biobased products comprised of biofuels, and biobased specialty chemical products. FutureFuel Chemical’s operations are reported in two segments: chemicals and biofuels.

The chemical segment manufactures a diversified portfolio of chemical products that are sold to third party customers. The majority of the revenues from the chemical segment are derived from the custom manufacturing of specialty chemicals for specific customers.

The biofuels segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the Company’s biodiesel and, from time to time, with no biodiesel added. FutureFuel Chemical is a shipper of refined petroleum products on common carrier pipelines and buys and sells petroleum products to maintain an active shipper status on these pipelines.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2018 audited consolidated financial statements and should be read in conjunction with the 2018 audited consolidated financial statements of FutureFuel. Certain reclassifications were made to prior year amounts to conform to the 2019 presentation.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the financial statements do not include all the information and footnotes required by GAAP for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company, FFC Grain, L.L.C., FutureFuel Warehouse Company, L.L.C., and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

2 )	REINSTATEMENT OF THE BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a $1.00 per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When in effect, FutureFuel is the blender of record and recognizes the credit as a reduction to cost of goods sold.  The BTC expired on December 31, 2016 and was not reinstated for 2017 until it was signed into law as part of The Bipartisan Budget Act of 2018 passed by Congress on February 9, 2018.  As this Act was passed into law in 2018, FutureFuel recognized a net estimated pretax benefit from the reinstatement in the biofuels segment of $28,865 (a reduction in revenue of $13,559 for customer rebates (“BTC Rebates”) upon reinstatement and a reduction in cost of goods sold of $42,424). The gallons related to this credit were sold in the twelve months ended December 31, 2017.

As part of the law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”).  The benefit of the Small Agri-biodiesel Producer Tax Credit was recognized as a $1,500 benefit in the income tax provision in the nine-month period ended September 30, 2018.

Neither the BTC nor the Small Agri-biodiesel Producer Tax Credit have been passed into law for gallons blended and sold in 2018 or 2019.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

3 )	REVENUE RECOGNITION

FutureFuel recognizes revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers, and related subsequently issued ASUs (“Topic 606”). Under this standard, FutureFuel recognizes revenue when performance obligations of the customer contract are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. Under the previous revenue recognition accounting standard (“Topic 605”), FutureFuel recognized revenue upon the transfer of title and risk of loss, generally upon shipment or delivery of goods, although some revenue was recognized on a bill-and-hold basis.

A select number of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. FutureFuel has applied the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimated the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

The majority of the Company’s revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied. Accordingly, FutureFuel recognizes revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to a FutureFuel storage location, ready for customer pickup and separated from other FutureFuel inventory. Revenue is measured as the amount of consideration FutureFuel expects to receive in exchange for transferring products and is generally based upon a negotiated price. FutureFuel sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 3 to 10 days for biofuels segment customers.

Contract Assets and Liabilities:

Contract assets consist of amounts typically resulting from amounts related to FutureFuel’s contractual right to consideration for completed performance obligations not yet invoiced.  Contract assets are recorded as accounts receivable on the consolidated balance sheet. Contract liabilities consist of upfront capital payments from a customer material right. The contract liabilities are recorded as deferred revenue in the consolidated balance sheets and are reduced as FutureFuel transfers product to the customer under the renewal option approach.  “Contract liabilities – short-term” primarily reflects deferred revenue from prepayments from customers for product to be delivered in 12 months or less.  “Contract liabilities – long-term” includes advance payments that FutureFuel has received from customers related to long-term supply contracts that are deferred and recognized over the life of the contract.

These contract assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2019	December 31, 2018
Trade receivables, which are included in Accounts receivable, net of allowances for bad debts of $0	$20,045	$15,496
Contract assets	$775	$798
Contract liabilities, which are included in Deferred revenue - short-term	$5,025	$4,374
Contract liabilities, which are included in Deferred revenue - long-term	$15,199	$15,958

The increase in contract liabilities from December 31, 2018 to September 30, 2019 was $3,402 of advanced payments from customers related to long-term supply agreements.  Revenue recognized in the first nine months of 2019 from amounts included in contract liabilities at the beginning of the period was $3,510.

Transaction price allocated to the remaining performance obligations:

At September 30, 2019, approximately $20,224 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 25% of this revenue is expected to be recognized over the next 12 months, and 75% is expected to be recognized between one and five years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applied the practical expedient in ASC 606-10-50-14 and have excluded the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Disaggregation of revenue - contractual and non-contractual:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Contract revenue from customers with > 1 year arrangements	$16,331	$14,587	$43,470	$47,745
Contract revenue from customer with < 1 year arrangements	49,298	66,780	141,413	191,154
Revenue from non-contractual arrangements	55	55	166	165
BTC rebate	-	-	-	(13,559)
Total revenue	$65,684	$81,422	$185,049	$225,505

Timing of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Bill-and-hold revenue	$14,417	$11,576	$38,179	$32,470
Non-bill-and-hold revenue	51,267	69,846	146,870	193,035
Total revenue	$65,684	$81,422	$185,049	$225,505

For both long-term and short-term contracts, FutureFuel has elected to account for shipping and handling as activities to fulfill the promise to transfer the good. As such, shipping and handling fees billed to customers in a sales transaction are recorded in net sales and shipping and handling costs incurred are recorded in cost of goods sold. FutureFuel has elected to exclude from net sales any taxes which it collects concurrent with revenue-producing activities. These accounting policy elections are consistent with the manner in which FutureFuel historically recorded shipping and handling fees and taxes.

4 )	LEASE COMMITMENTS AND SHORT-TERM CONTRACTS

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

The Company adopted the new lease standard January 1, 2019 under the modified retrospective transition approach using the effective date as the date of initial application with the practical expedient election for short-term lease exemption along with the election to not separate lease and non-lease components for all leases.

FutureFuel leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees are fixed, with no option to purchase and no upfront fees nor residual value guarantees. All railcar leases are direct and no subleases exist. FutureFuel determines lease existence and classification at inception when an agreement conveys the right to control identified property for a period of time in exchange for consideration. The Company’s leases have remaining terms from two to five years with a weighted average remaining term of four years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments. On January 1, 2019, an ROU asset and ROU liability was reported as other noncurrent assets of $1,641 and other current liabilities and other noncurrent liabilities of $370 and $1,271, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Following are supplemental income statement and cash flow information related to leases at September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating lease expense	$149	$135	$427	$405
Short-term lease expense	$73	$-	$165	$-
Cash paid for operating leases	$149	$135	$427	$405
ROU assets obtained in exchange for lease obligations	$-	$-	$432	$-
Weighted average discount rate	4.4% per annum	N/A	4.4% per annum	N/A

Following are supplemental balance sheet information related to leases at September 30, 2019.

Operating lease ROU assets:
Other noncurrent assets	$1,688
Total operating lease assets	$1,688

Operating lease liabilities:
Other current liabilities	$531
Other noncurrent liabilities	1,157
Total operating lease liabilities	$1,688

Following are maturities of lease liabilities at September 30, 2019.

2019	$130
2020	595
2021	388
2022	370
2023	319
2024	32
Total	$1,834
Less: imputed interest	146
Present value of lease payments	$1,688

5 )	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2019	December 31, 2018
At average cost (approximates current cost)
Finished goods	$18,283	$23,658
Work in process	1,480	2,100
Raw materials and supplies	30,917	23,909
	50,680	49,667
LIFO reserve	(7,891)	(10,371)
Total inventory	$42,789	$39,296

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	DERIVATIVE INSTRUMENTS

FutureFuel is exposed to certain risks relating to its ongoing business operations. Commodity price risk is the primary risk managed by using derivative instruments. Regulated fixed price futures and options contracts are utilized to manage the price risk associated with future purchases of feedstock used in FutureFuel’s biodiesel production along with physical feedstock and finished product inventories attributed to this process.

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

The fair value of FutureFuel’s derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statements of operations as a component of cost of goods sold, and amounted to a gain of $322 for the three months ended September 30, 2019 and a loss of $676 for the three months ended September 30, 2018, and a loss of $711 and $3,947 for the nine months ended September 30, 2019 and 2018, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	September 30, 2019		December 31, 2018
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated options	-	$-	100	$(484)
Regulated fixed price future commitments	10	$60	96	$187

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $128 and $980 at September 30, 2019 and December 31, 2018, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

7 )	MARKETABLE SECURITIES

At September 30, 2019 and December 31, 2018, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. FutureFuel has designated the debt securities as being available-for-sale. For the nine months ended September 30, 2019 and 2018, the change in the fair value of equity securities was reported as gain (loss) on marketable securities as a component of net income.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

AVAILABLE-FOR-SALE DEBT SECURITIES:

The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	September 30, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange-traded debt	$1,428	$112	$(5)	$1,535
Trust preferred stock	3,676	147	-	3,823
Total debt securities	$5,104	$259	$(5)	$5,358

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Exchange-traded debt	$1,428	$37	$(65)	$1,400
Trust preferred stock	3,147	21	(18)	3,150
Total debt securities	$4,575	$58	$(83)	$4,550

The aggregate fair value of debt securities with unrealized losses totaled $256 at September 30, 2019, and the aggregate fair value of debt securities with unrealized losses totaled $2,540 at December 31, 2018. FutureFuel had investments in debt securities with a total value of $256 and $187 that were in an unrealized loss position for a greater-than-12-month period at September 30, 2019 and December 31, 2018, respectively. The unrealized loss position for those securities was $5 and $19, respectively, at September 30, 2019 and December 31, 2018.  These unrealized losses are interest rate related and therefore considered temporary. FutureFuel will hold these debt securities as they are fully expected to recover. Both unrealized and realized gains and losses are recognized on the specific identification method. There were no sales of debt securities in 2019 or 2018.

The adjusted cost basis and fair value of debt securities at September 30, 2019, by contractual maturity, are shown below.

	September 30, 2019
	Adjusted Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,104	5,358
Total	$5,104	$5,358

The unrealized gain (loss) on equity securities held for the three and nine months ended September 30, 2019 were $1,730 and $6,621, respectively, and for the three- and nine- months ended September 2018, $815 and ($5,597), respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME:

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale securities in the three- and nine-months ended September 30, 2019 and 2018.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Three Months Ended September 30, 2019 and 2018
(Net of Tax)
	2019	2018
Balance at July 1	$199	$145
Other comprehensive income before reclassifications	1	(21)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	1	(21)
Balance at September 30	$200	$124

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Nine Months Ended September 30, 2019 and 2018
(Net of Tax)
	2019	2018
Balance at January 1	$(20)	$160
Other comprehensive income before reclassifications	220	(36)
Amounts reclassified from accumulated other comprehensive income	-	-
Net current-period other comprehensive income	220	(36)
Balance at September 30	$200	$124

There were no reclassifications from accumulated other comprehensive income in the three- and nine-months ended September 30, 2019 and 2018.

9 )	FAIR VALUE MEASUREMENTS

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2019 and December 31, 2018.

	Asset
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2019	Level 1	Level 2	Level 3
Derivative instruments	$60	$60	$-	$-
Preferred stock and other equity instruments	$70,225	$70,225	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,358	$5,358	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2018	Level 1	Level 2	Level 3
Derivative instruments	$(297)	$(297)	$-	$-
Preferred stock and other equity instruments	$75,338	$75,338	$-	$-
Trust preferred stock and exchange-traded debt instruments,	$4,550	$4,550	$-	$-

10 )	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 at September 30, 2019 and December 31, 2018. FutureFuel tests the intangible asset for impairment in accordance with Topic 350, Intangibles-Goodwill and Other.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities, including those associated with related parties, consisted of the following at:

	September 30, 2019	December 31, 2018
Accrued employee liabilities	$2,533	$1,253
Accrued property, franchise, motor fuel and other taxes	1,860	1,225
Lease liability, current	531	-
Other	303	264
Total	$5,227	$2,742

12 )	BORROWINGS

On April 16, 2015, FutureFuel, with FutureFuel Chemical as the borrower and certain of FutureFuel’s other subsidiaries as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, FutureFuel increased the credit facility by $15,000. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $165,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The credit facility expires on April 16, 2020.

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. FutureFuel was in compliance with such covenants at September 30, 2019.

There were no borrowings under this credit agreement at September 30, 2019 or December 31, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

13)	LEGAL MATTERS

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

15 )	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax provision	$1,014	$4,012	$2,889	$2,336
Effective tax rate	13.3%	29.8%	15.5%	4.4%

The effective tax rate for the three-and nine-months ended September 30, 2019 included a benefit from the 2014, 2015, and 2016 income tax audit settlements with the Internal Revenue Service (IRS) and a return to provision true-up. The effective tax rate for the nine months ended September 30, 2019 was also favorably impacted from a retroactive research and development credit for a prior year in a state where FutureFuel does significant business.

Comparatively, the effective tax rate for the nine months ended September 30, 2018 reflected the expected tax rate on reported operating income before income tax, including the positive effect of the retroactive reinstatement of the 2017 BTC and Small Agri-biodiesel Producer Tax Credit. The effective tax rate in the nine months ended September 30, 2019 does not reflect these credits as they were not applicable for 2018 or 2019.

There were no unrecognized tax benefits at September 30, 2019 and unrecognized tax benefits of $2,804 at December 31, 2018. As mentioned above, the Company settled the 2014, 2015, and 2016 IRS audit through resolution of issues previously provided for as unrecognized tax benefits.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of $748 and $681 at September 30, 2019 and December 31, 2018, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

16 )	EARNINGS PER SHARE

In the three- and nine-months ended September 30, 2019, FutureFuel used the treasury method in computing earnings per share as all shares with participating security holders had vested and thus, the two class method was unnecessary. During 2018, FutureFuel had unvested participating shares and computed earnings per share using the two-class method in accordance with ASC Topic 260, Earnings per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. There were no other participating securities at September 30, 2019 or 2018.

FutureFuel had shares contingently issuable of 53,405 and 160,218 associated with outstanding service-based restricted stock units for the three- and nine-month periods ended September 30, 2018, respectively. These shares were not included in the earnings per share calculations as the vesting conditions had not been satisfied. There were no outstanding service-based restricted stock units for the three- and nine-months ended September 30, 2019.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$6,622	$9,445	$15,808	$51,322
Less: distributed earnings allocated to non-vested stock	-	-	-	-
Less: undistributed earnings allocated to non-vested restricted stock	-	(4)	-	(26)
Numerator for basic earnings per share	$6,622	$9,441	$15,808	$51,296
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	-	4	-	26
Less: undistributed earnings reallocated to non-vested restricted stock	-	(4)	-	(26)
Numerator for diluted earnings per share	$6,622	$9,441	$15,808	$51,296
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,724,195	43,743,243	43,719,215
Effect of dilutive securities:
Stock options and other awards	-	8,725	1,910	6,155
Weighted average shares outstanding – diluted	43,743,243	43,732,920	43,745,153	43,725,370

Basic earnings per share	$0.15	$0.22	$0.36	$1.17
Diluted earnings per share	$0.15	$0.22	$0.36	$1.17

Certain options to purchase FutureFuel’s common stock were not included in the computation of diluted earnings per share because they were anti-dilutive in the period. For the three- and nine-months ended September 30, 2019, 50,000 and 30,000 options were excluded on a weighted average basis, respectively. There were no options excluded on this basis for the three-months ended September 30, 2018. The weighted average number of options excluded on this basis was 20,000 for the nine-months ended September 30, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

17 )	SEGMENT INFORMATION

FutureFuel has two reportable segments organized along similar product groups – chemicals and biofuels.

Chemicals

FutureFuel’s chemical segment manufactures diversified chemical products that are sold externally to third party customers. This segment is comprised of two components: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

FutureFuel’s biofuels segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); biodiesel production byproducts; and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$65,340	$81,152	$183,606	$223,943
All Foreign Countries	344	270	1,443	1,562
Total	$65,684	$81,422	$185,049	$225,505

Revenues from a single foreign country during the three- and nine-months ended September 30, 2019 and 2018 did not exceed 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Custom chemicals	$25,270	$23,973	$70,935	$74,465
Performance chemicals	3,376	4,049	10,922	14,165
Chemicals revenue	28,646	28,022	81,857	88,630
Biofuels revenue	37,038	53,400	103,192	136,875
Total Revenue	$65,684	$81,422	$185,049	$225,505

Segment gross profit (loss)
Chemicals	$8,488	$8,898	$22,978	$24,470
Biofuels	(3,026)	3,755	(10,984)	33,961
Total gross profit	5,462	12,653	11,994	58,431
Corporate expenses	(2,187)	(2,424)	(6,323)	(7,795)
Income before interest and taxes	3,275	10,229	5,671	50,636
Interest and other income	4,404	3,358	13,156	6,688
Interest and other expense	(43)	(130)	(130)	(3,666)
Income tax provision	(1,014)	(4,012)	(2,889)	(2,336)
Net income	$6,622	$9,445	$15,808	$51,322

Depreciation is allocated to segment costs of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

18 )	RECENTLY ISSUED ACCOUNTING STANDARDS

The following table provides a brief description of recent Accounting Standard Updates ("ASU") issued by the FASB:

Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters

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

Overview

Our company is managed and reported in two reporting segments: chemicals and biofuels. Within the chemical segment are two product groupings: custom chemicals and performance chemicals. The custom product group is comprised of specialty chemicals manufactured for a single customer whereas the performance product group is comprised of chemicals manufactured for multiple customers. The biofuels segment is comprised of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2019	2018	Change	Change
Revenue	$65,684	$81,422	$(15,738)	(19.3%	)
Income from operations	$3,275	$10,229	$(6,954)	(68.0%	)
Net income	$6,622	$9,445	$(2,823)	(29.9%	)
Earnings per common share:
Basic	$0.15	$0.22	$(0.07)	(31.8%	)
Diluted	$0.15	$0.22	$(0.07)	(31.8%	)
Capital expenditures (net of customer reimbursements)	$572	$642	$(70)	(10.9%	)
Adjusted EBITDA	$6,834	$13,661	$(6,827)	(50.0%	)

	Nine Months Ended September 30,
			Dollar	%
	2019	2018	Change	Change
Revenue	$185,049	$225,505	$(40,456)	(17.9%	)
Income from operations	$5,671	$50,636	$(44,965)	(88.8%	)
Net income	$15,808	$51,322	$(35,514)	(69.2%	)
Earnings per common share:
Basic	$0.36	$1.17	$(0.81)	(69.2%	)
Diluted	$0.36	$1.17	$(0.81)	(69.2%	)
Capital expenditures (net of customer reimbursements)	$1,446	$1,539	$(93)	(6.0%	)
Adjusted EBITDA	$15,633	$63,184	$(47,551)	(75.3%	)

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

We utilize commodity derivative instruments primarily to protect our operations from downward movements in commodity prices, and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

Additionally, we invest in marketable securities of certain debt securities (trust preferred stock and exchange-traded debt instruments) and in preferred stock and other equity instruments. The realized and unrealized gains and losses on these marketable securities can fluctuate significantly from period to period. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$6,622	$9,445	$15,808	$51,322
Depreciation	3,620	2,732	9,092	8,502
Non-cash stock-based compensation	21	107	21	321
Interest and dividend income	(2,718)	(2,543)	(7,830)	(6,688)
Non-cash interest expense and amortization of deferred financing costs	43	43	130	130
(Gain) loss on disposal of property and equipment	(22)	4	(11)	41
(Gain) loss on derivative instruments	(322)	676	711	3,947
(Gain) loss on marketable securities	(1,424)	(815)	(5,177)	3,273
Income tax provision	1,014	4,012	2,889	2,336
Adjusted EBITDA	$6,834	$13,661	$15,633	$63,184

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$24,358	$79,169
Benefit for deferred income taxes	273	3,609
Interest and dividend income	(7,830)	(6,688)
Income tax provision	2,889	2,336
Loss on derivative instruments	711	3,947
Change in fair value of derivative instruments	357	2,290
Changes in operating assets and liabilities, net	(5,125)	(21,479)
Adjusted EBITDA	$15,633	$63,184

Results of Operations

Consolidated

	Three Months Ended September 30,					Nine Months Ended September 30,
			Change					Change
	2019	2018	Amount	%		2019	2018	Amount	%

Revenue	$65,684	$81,422	$(15,738)	(19.3%	)	$185,049	$225,505	$(40,456)	(17.9%	)
Volume/product mix effect			$(11,108)	(13.6%	)			$(38,678)	(17.2%	)
Price effect			$(4,630)	(5.7%	)			$(1,778)	(0.7%	)

Gross profit	$5,462	$12,653	$(7,191)	(56.8%	)	$11,994	$58,431	$(46,437)	(79.5%	)

Consolidated revenue in the three- and nine-months ended September 30, 2019 decreased $15,738 and $40,456, respectively, compared to the three- and nine-months ended September 30, 2018. This decrease primarily resulted from decreased sales volumes and decreased prices of biodiesel in the three- and nine-month periods ended September 30, 2019. In addition, in the nine-month period ended September 30, 2019, revenue was reduced by lower sales volumes in the chemical segment. Partially reducing the nine-month price effect was prior year rebates paid to customers that resulted from the retroactive reinstatement of the 2017 blenders’ tax credit (BTC) passed into law on February 9, 2018. The BTC has not been reinstated beyond 2017, therefore, these rebates did not reoccur in 2019. Please see Note 2 for additional discussion.

Gross profit in the three- and nine-months ended September 30, 2019 decreased $7,191 and $46,437, respectively, compared to the three- and nine-months ended September 30, 2018. This decrease was primarily from the biofuels segment with the prior year period benefiting from the aforementioned BTC which was not in law in 2019. Also negatively impacting gross profit in the current periods were reduced sales volumes and average selling price in the biofuels segment. Additionally, chemical segment sales volumes reduced gross profit in the nine-month period. Partially offsetting these decreases in gross profit was the favorable impact of the change in the unrealized and realized activity in derivative instruments with a gain of $322 in the three months ended September 30, 2019 as compared to a loss of $676 in the three months ended September 30, 2018 and a loss of $711 in the nine months ended September 30, 2019, as compared to a loss of $3,947 in the same period of 2018. Additionally, gross profit was favorably impacted in the three- and nine-months ended September 30, 2019, as compared to the three- and nine-months ended September 30, 2018, by the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit by $557 and $2,480 in the three- and nine-months ended September 30, 2019 as compared to a decrease in gross profit of $623 and $2,621 in the three- and nine-months ended September 30, 2018, respectively.

Operating Expenses

Operating expenses decreased $237 and $1,472 in the three- and nine-months ended September 30, 2019, as compared to the three- and nine-months ended September 30, 2018. This decrease was primarily from reduced compensation expense on accrued bonuses related to the benefit of the 2017 BTC reinstated in the three and nine-month period ended September 30, 2018.

Income tax provision

The effective tax rate for the three-and nine-months ended September 30, 2019 included a benefit from income tax settlements for 2014, 2015, and 2016 Internal Revenue Service audits.  The effective tax rate for the nine-months ended September 30, 2019 was also favorably impacted by a retroactive research and development credit for a prior year in a state where we had significant business.

The nine-month period ended September 30, 2018 included the favorable effect of the BTC and Small Agri-biodiesel Producer Tax Credit (2017 BTC which was reinstated in the three months ended March 31, 2018).  These tax credits were not in law in 2019.

There were no unrecognized tax benefits at September 30, 2019 and there were unrecognized tax benefits of $2,804 at December 31, 2018. As mentioned in the previous paragraph, we settled the 2014, 2015, and 2016 IRS audits through resolution of issues previously provided for as unrecognized tax benefits.

We recorded interest and penalties, net, as a component of income tax provision with accrued balances of $748 and $681 at September 30, 2019 and December 31, 2018, respectively.

Net Income

Net income for the three- and nine-months ended September 30, 2019 decreased $2,823 and $35,514, respectively, as compared to the same periods in 2018. The decrease in the three-month period resulted primarily from lower sales volumes and lower prices of biodiesel.  The decrease in the nine-month period resulted primarily from the absence of biodiesel tax credits and incentives that benefited the prior year and were not in effect for 2019 and to a lesser extent, lower sales volumes in the chemical segment.

 Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2019	2018	Amount	%	2019	2018	Amount	%

Revenue	$28,646	$28,022	$624	2.2%	$81,857	$88,630	$(6,773)	(7.6%	)
Volume/product mix effect			$466	1.7%			$(7,592)	(8.6%	)
Price effect			$158	0.6%			$819	0.9%

Gross profit	$8,488	$8,898	$(410)	(4.6% )	$22,978	$24,470	$(1,492)	(6.1%	)

Chemical revenue in the three months ended September 30, 2019 increased 2.2% or $624 compared to the three months ended September 30, 2018. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended September 30, 2019 totaled $25,270, an increase of $1,297 from the same period in 2018. This increase was primarily attributed to the timing of products delivered. Performance chemicals (comprised of multi-customer products which are sold based on specification) revenue was $3,376 in the three months ended September 30, 2019, a decrease of $673 from the three months ended September 30, 2018. This decrease was primarily from reduced sales volume of glycerin and slower sales of a polymer modifier used in the carpet industry.

Chemical revenue in the nine months ended September 30, 2019 decreased 7.6% or $6,773 compared to the nine months ended September 30, 2018. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the nine months ended September 30, 2019 totaled $70,935, a decrease of $3,530 from the same period in 2018. This decrease was primarily attributed to decreased sales volumes in the agrochemical and energy markets and included a planned shutdown of a process line to expand capacity. During the current quarter, a custom agrochemical customer informed us that they would not renew their contract for 2020. For the three- and nine-month period, revenue from this customer totaled $4,877 and $12,195, respectively. Performance chemicals (comprised of multi-customer products which are sold based on specification) revenue was $10,922 in the nine months ended September 30, 2019, a decrease of $3,243 from the nine months ended September 30, 2018. This decrease was primarily from reduced sales volume of glycerin and slower sales of a polymer modifier used in the carpet industry.

Gross profit for the chemical segment for the three- and nine-months ended September 30, 2019, decreased 4.6% or $410 and 6.1% or $1,492, respectively, when compared to the same period of 2018. This decrease was driven mostly by sales volume declines in the agrochemical and energy market as discussed above and partially offset by a benefit from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The change in this adjustment increased the chemical segment gross profit in the nine-months ended September 30, 2019 by $836, as compared to a decrease in gross profit of $601, in the same period of 2018.

Biofuels Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2019	2018	Amount	%	2019	2018	Amount	%

Revenue	$37,038	$53,400	$(16,362)	(30.6%)	$103,192	$136,875	$(33,683)	(24.6%)
Volume/product mix effect			$(11,574)	(21.6%)			$(31,086)	(22.7%)
Price effect			$(4,788)	(9.0%)			$(2,597)	(1.9%)

Gross (loss) profit	$(3,026)	$3,755	$(6,781)	(180.6%)	$(10,984)	$33,961	$(44,945)	(132.3%)

Biofuels revenue in the three- and nine-months ended September 30, 2019 decreased $16,362 and $33,683, respectively, as compared to the same periods of 2018. The biodiesel and biodiesel blend volumes decreased in both the three- and nine-month period as compared to the prior year, primarily from the lack of sourcing profitable feedstock. In addition, in the three months ended September 30, 2019 as compared to the same period of 2018, lower selling price reduced revenue 9.0% or $4,788. In the nine-month period ended September 30, 2019 as compared to the same period of 2018, net sales prices decreased revenue 1.9% or $2,597. In the nine-month period ended September 30, 2018, revenue included rebates that resulted from the retroactive reinstatement of the 2017 BTC. These rebates represented a lower sales price in the nine months ended September 30, 2018; these rebates were not present in the nine-month period ended September 30, 2019. The BTC has not been reinstated beyond 2017. Please see Note 2 for additional discussion.

Biofuels revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions increased $121 in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

A portion of our biodiesel sold was to one major refiner/blender in 2019 and two in 2018.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels had a gross loss of $3,026 in the three months ended September 30, 2019, as compared to a gross profit of $3,755 in the same period of 2018, primarily on lower sales volumes and to a lesser extent, lower sales prices. Partially reducing the gross loss in the three months ended September 30, 2019 was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period in 2018. This adjustment decreased gross loss $465 in the three months ended September 30, 2019, compared to a decrease in gross profit of $460 in the three months ended September 30, 2018.

Biofuels gross loss was also reduced by the change in the activity in derivative instruments with a gain of $322 in the three months ended September 30, 2019, as compared to a loss of $676 in the same period of 2018. In order to better manage the commodity price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with accounting standards whereby the fair value of our derivative instruments is determined based on the closing prices of the derivative instruments on relevant commodity exchanges at the end of an accounting period. Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the statement of operations as a component of cost of goods sold within the biofuels segment.

We recognize all derivative instruments as either assets or liabilities at fair value in its consolidated balance sheet. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges due primarily to the extensive record keeping requirements.

In the nine-month period ended September 30, 2019, biofuels gross loss was $10,984 as compared to a gross profit of $33,961 in the same period of 2018. The change was primarily from the retroactive reinstatement of the 2017 BTC, totaling $28,865, which benefited the first nine months of 2018 and has not been reinstated past December 31, 2017. Further increasing gross loss were lower sales volumes in the nine months of 2019 as compared to the same period of 2018. Gross loss was partially reduced in 2019, by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment reduced gross loss $1,645 in the nine months ended September 30, 2019, as compared to a reduction in gross profit of $2,020 in the nine months ended September 30, 2018. In addition, biofuels gross loss was reduced by the change in the activity in derivative instruments with a loss of $711 in the nine months ended September 30, 2019, as compared to a loss of $3,947 in the same period of 2018.

The volumes and carrying values of our derivative instruments were as follows:

	September 30, 2019		December 31, 2018
	Contract Quantity	Fair Value	Contract Quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	10	$60	96	$187

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three- and nine-months ended September 30, 2019 and 2018 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements were $14,417 and $11,576 for the three months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019 and 2018, bill-and-hold revenue were $38,179 and $32,470, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2019 and 2018 are set forth in the following table.

	2019	2018
Net cash from operating activities	$24,358	$79,169
Net cash from investing activities	$4,488	$13,600
Net cash used in financing activities	$(7,873)	$(8,048)

Operating Activities

Cash from operating activities decreased from $79,169 in the first nine months of 2018 to $24,358 in the first nine months of 2019. This $54,811 decrease was primarily attributable to the decrease of $35,514 in net income; a gain in the fair value of equity securities of $6,621 in the nine months ended September 30, 2019, as compared to a loss of $5,597 in the nine months ended September 30, 2018 for a total change of $12,218, and a lesser increase of $5,234 in accounts payable, including accounts payable - related parties, compared to the increase of $14,967 for the nine months ended September 30, 2018, for a net change of $9,733.

Investing Activities

Cash from investing activities decreased from $13,600 in the first nine months of 2018 to $4,488 in the first nine months of 2019. Of the $9,112 change, $4,516 was the result of decreased cash inflows from net sales of marketable securities in the first nine months of 2019 compared to net sales in the first nine months of 2018. Such net sales totaled $9,762, in the first nine months of 2019, compared to $14,278 in net sales in the first nine months of 2018. Our capital expenditures and customer reimbursements for capital expenditures for the nine months ended September 30, 2019 and 2018 are summarized in the following table:

	2019	2018
Cash paid for capital expenditures	$6,139	$3,084
Cash received from customers as reimbursement of capital expenditures*	$(4,693)	$(1,545)
Cash paid for capital expenditures, net of customer reimbursements	$1,446	$1,539

*This receipt of cash was reported as an increase in deferred revenue in cash flows from operations.

Financing Activities

Cash used in financing activities was $7,873 and $8,048, in the nine months ended September 30, 2019 and 2018, respectively. This is primarily the result of payments of dividends on our common stock in the first nine months of 2019 and 2018.

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

Dividends

In the first nine months of 2019 and 2018, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $7,873 and $7,872 in the nine-month periods ended September 30, 2019 and 2018, respectively.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2019 and December 31, 2018, we also had investments in certain preferred stock, trust preferred securities, exchange-traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $75,583 and $79,888 at September 30, 2019 and December 31, 2018, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our balance sheet at September 30, 2019 and December 31, 2018. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors. These hedging transactions are recognized in earnings and were not recorded on our balance sheet at September 30, 2019 or December 31, 2018 because they do not meet the definition of a derivative instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2019 or 2018. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2019 and December 31, 2018, the fair values of our derivative instruments were a net asset of $60 and liability of $297, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection. These items are principally comprised of crude corn oil and yellow grease and petrodiesel. The availability and price of these items are subject to fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2019. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	256,495	LB	10.0%	6,977	58.2%
Methanol	117,689	LB	10.0%	2,083	17.4%
Electricity	90	MWH	10.0%	500	4.2%
Natural Gas	964	MCF	10.0%	285	2.4%
Sodium Methylate	6,951	LB	10.0%	261	2.2%
Coal	26	Ton	10.0%	172	1.4%
Caustic soda	9,438	LB	10.0%	125	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2019. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2019 or December 31, 2018 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at September 30, 2019 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 8, 2019

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 8, 2019