Form 10-K
period 2019-12-31
FutureFuel Corp.
filed 2020-03-13
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No √ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Note —Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $301,570,575.

Note — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 9, 2020: 43,743,243

PART I

Item 1.	Business

General

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly owned subsidiaries) is a Delaware corporation, and, through its wholly-owned subsidiary, FutureFuel Chemical Company, manufactures diversified chemical products, bio-based fuel products, and bio-based specialty chemical products.

We are headquartered in St. Louis, Missouri, and our manufacturing operations are conducted at our facility in Batesville, Arkansas. Trading of our common stock on the New York Stock Exchange (“NYSE”) commenced on March 23, 2011 under the symbol “FF”.

During 2019, we distributed normal quarterly cash dividends of $0.06 per share on our common stock. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2020.

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

With respect to our biofuels segment, our plant has a demonstrated capacity in excess of 58 MMgy (million gallons per year). The plant ran at a slightly reduced rate during 2019 without the reinstatement of the blenders’ tax credit (“BTC”) for the majority of the year, which weakened market conditions for renewable fuel. In late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022. The future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) competition from alternative products, such as renewable diesel; (iii) whether government mandates with respect to biodiesel usage remain in effect; (iv) whether certain tax credits with respect to biodiesel production remain in effect; and (v) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 15 below.

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

Operations

For the year ended December 31, 2019, approximately 49% of our revenue was derived from biofuels, 44% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 7% of revenues from multi-customer specialty chemicals (“performance chemicals”).

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

We are committed to growing our biofuels and chemicals businesses. For the biofuels business segment, we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. For our chemicals segment, we intend to pursue commercialization of other products, including building block chemicals. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments.

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. The mono-alkyl esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5% (commonly referenced as “B5”) to 20% (commonly referenced as “B20”) by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. As an additional benefit, biodiesel is the only alternative fuel to meet all testing requirements of the Clean Air Act. In 1998, Congress approved the use of biodiesel as an Energy Policy Act compliance strategy, which allowed federal, state, and public fleets covered by this Act to meet their alternative fuel vehicle purchase requirements by simply buying biodiesel and burning it in new or existing diesel vehicles in a minimum B20 blend. Finally, biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See https://afdc.energy.gov/files/pdfs/30882.pdf.

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process, which can use a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, inedible corn oil, yellow grease, inedible tallow, choice white grease, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A biodiesel blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, B20, and B50 blends) at our short-term leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

Biodiesel Production/Capacity

While biodiesel can be made from various renewable sources, the choice of feedstock to be used at any particular facility is determined primarily by the price and availability of each feedstock variety, the yield loss of lower quality feedstock, and the capabilities of the producer’s biodiesel production facility. In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock. See EIA, Monthly Biodiesel Production Report, http://www.eia.gov/biofuels/biodiesel/production/biodiesel.pdf.

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its widespread availability and ease of processing. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States transitioned from this expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks, such as waste vegetable oil, tallow, and inedible corn oil. Our continuous production line produces biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids and has demonstrated a biodiesel production capacity in excess of 58 MMgy.

Legislative Incentives

Biodiesel production and use in the United States continues to be driven in large part by legislative initiatives at both the federal and state levels.

Federal Renewable Fuels Mandate

The largest incentive program at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (the “2005 Act”). The 2005 Act included a number of provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the “renewable fuels standard” or “RFS”) to be included in the nationwide gasoline and diesel pool. The volume increased each year, from 4 billion gallons per year in 2006 to 16.55 billion gallons per year in 2013. The 2005 Act required the Environmental Protection Agency (the “USEPA”) to publish “renewable fuel obligations” applicable to refiners, blenders, and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that applies to all categories of refiners, blenders, and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of gasoline it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period began on September 1, 2007. No differentiation was made among the various types of renewable fuels (e.g., biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to its predecessor, the 2007 Act provided a renewable fuel standard carve- out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.10 billion gallons per year in 2019. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. The last update to the mandate was issued on December 19, 2019, when the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2020 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel and for biomass-based diesel for 2021.

The following table shows the finalized volume requirement by the USEPA with a modest growth rate in biomass-based diesel.

	Final Renewable Fuel Volumes
	2018	2019	2020	2021
Cellulosic biofuel (million gallons)	288	418	590	n/a
Biomass-based diesel (billion gallons)	2.10	2.10	2.43	2.43
Advanced biofuel (billion gallons)	4.29	4.92	5.09	n/a
Renewable fuel (billion gallons)	19.29	19.92	20.09	n/a

●	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
●	The 2020 biomass-based diesel volume requirement was established in the 2019 final rule (40 CFR 80.1405, December 19, 2019).
●	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2020-and-biomass-based-diesel-volume

U.S. biomass-based diesel production capacity, of which biodiesel represents a significant amount, exceeded the federal mandate from 2015 through November 2019 as shown in the following chart:

Biomass Production Source: Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at https://www.eia.gov/biofuels/biodiesel/production/.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon BTC applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade as shown in the following table. As shown in the following table, the BTC was not in place during 2012, 2014, 2015, 2018 and the majority of 2019. For each of these years the BTC was retroactively reinstated. The longest period of retroactive reinstatement was in late December 2019 which reinstated the credit for 2018 through December 31, 2022 (the longest established period in law).

Like the BTC, the small agri-biodiesel credit was not in place during 2018 and not in place for the majority of 2019. However, in late December 2019, the small agri-biodiesel credit was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022.

State Incentives

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. We also are registered in the states of California and Oregon fuel programs, which incentivize the use of low carbon fuels specific to biomass-based diesel. Washington is in the process of implementing a similar program. As we expand our business, we will assess these and other state incentives and determine if we qualify. We will also stay abreast of regulations and update registrations if eligible.

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

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances, the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and, in theory, would be used where the cloud point of No. 2 biodiesel does not provide adequate performance. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. FutureFuel continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the specifications for No. 1 biodiesel.

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

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers. Renewable Identification Numbers (“RINs”) are the mechanism for ensuring that the prescribed levels of blending are reached. As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (“EMTS”) where a series of numbers (i.e., a RIN) is assigned to their product. Assignment is made according to guidelines established by the USEPA. Currently, 1½ RINs are assigned for each gallon of biodiesel produced. When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred. The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended. The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period. However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuels.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Countervailing duties levied in 2017 by the U.S. Commerce Department on biodiesel imported from Argentina and Indonesia reduced excess supply of imported glycerin. The U.S glycerin market corrected in 2018 with supply/demand more in balance. Malaysia and Indonesia are expanding biodiesel production to meet increased domestic biodiesel blend mandates from B20 to B30 and B10 to B20, respectively. Increased imports of refined glycerin from Indonesia softened market conditions in 2019, which is anticipated to carry forward into 2020. https://www.icis.com/explore/resources/news/2019/10/29/10436476/increased-global-biodiesel-production-to-lengthen-glycerine-markets-in-2020. Crude glycerin (as generated from biodiesel production) is commonly sold into energy exploration and water treatment markets for limited value, the price of which is determined by energy prices, product supply, and corn commodity prices.

Biodiesel producers may sell their crude glycerin to large refineries for upgrading. Because of the influx of crude glycerin into the market from biodiesel producers, producers currently are receiving only minimal value for this byproduct. Crude glycerin can be refined into a pure form and then used in higher value markets such as specialty chemical production, agricultural formulations, food, pharmaceutical, and/or cosmetic applications. We have added the capability to refine our crude glycerin to an industrial grade with higher value applications. We currently market both crude and industrial grade glycerin with our product mix dependent upon refining capacity, product specifications, prices, and other market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel residue. We use distillation columns in our biodiesel production process. Biodiesel residue accumulates in these columns as biodiesel is produced. This is a low-priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine, 2020Winter Edition, (2020, January), the United States has a total combined annual capacity of 2,470.92 million gallons from 121 biodiesel plants. See http://www.biodieselmagazine.com/articles/2516872/2020-biodiesel-plant-map-reflections. Available plant capacity decreased 43 million gallons from 2017. However, a reported total of 10 plants with 190.5 million gallons of capacity are under construction (expansion, retrofit, and greenfield projects) in the U.S. Both current and anticipated biodiesel production capacities remain in excess of the federal mandate. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

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

For the twelve months ended December 31, 2019 and 2017, one customer represented approximately 22% and 20% of biofuel revenue (11% and 12% of total revenue). For the twelve months ended December 31, 2018 four customers represented approximately 58% of biofuel revenue (35% of total revenue), with the remaining biofuel revenue spread across multiple other customers. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel is a rapidly growing competing biofuel with biodiesel. FutureFuel uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

According to BBI International as of October 23, 2019, there were two renewable diesel plants in the U.S. with a capacity of 315 MMgy of existing capacity growing to 1,390.5 MMgy in 2020 from combined existing plants and plants under construction. The world capacity is growing. In 2018, renewable diesel (also known as HVO or hydrotreated vegetable oil) had grown to 6% of the global biofuels production.

We compete with other producers of biodiesel regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The eleven largest producers in terms of production capacity of biodiesel in the United States in 2019 were Renewable Energy Group, Inc., World Energy, RBF Port Neches LLC, Cargill and Cargill Affiliates, Ag Processing Inc., Louis Dreyfus Agricultural Industries LLC, Hero BX, Archer Daniels Midland Co. - Velva, Cincinnati Renewable Fuels, American Green Fuels, and FutureFuel Chemical Company. See http://www.biodieselmagazine.com/plants/listplants/USA/. These eleven producers account for 66% of the total 2.6 billion gallons of production capacity available in 2019. Additionally, we compete with numerous other smaller producers and emerging renewable diesel and cellulosic based biodiesel technologies. Furthermore, the emergence of significant new supplies of natural gas in the U.S., primarily as a result of shale gas development, has increased the awareness of natural gas as a key component of the domestic U.S. energy supply and has lowered natural gas prices. Natural gas use in the transportation sector is likely to increase. See http://mitei.mit.edu/publications/reports-studies/future-natural-gas. Increased usage of natural gas may lead to declines in the demand for petrodiesel and biodiesel.

We cannot give any assurances that renewable diesel fuel, green diesel, natural gas or some other product produced by these or similar competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel.

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry, and large petroleum companies have greater resources than we do. Without government incentives and requirements, biodiesel would likely be more expensive than petroleum-based diesel, making it difficult for biodiesel to compete with petroleum-based diesel on price.

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

Several biodiesel producers and petroleum refiners are investing in large scale renewable diesel production. These include Neste Corporation with production facilities in Asia and Europe, Valero Corporation through its Diamond Green JV with Darling Ingredients in Norco, Louisiana and World Energy, Paramount California. Greenea reported a four times potential growth in U.S. installed capacity of Renewable Diesel over the next six years. http://www.greenea.com/wp-content/uploads/2019/07/Greenea-presentation-at-the-ARA-Symposium-Australia-July-2019.pdf.

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in northern and Midwestern states due to concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel. This seasonal fluctuation has been strongest for biodiesel made from animal fats and used cooking oils. Biodiesel made from such feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from vegetable oils, such as soybean, canola, or crude corn oil. This higher cloud point may cause cold weather performance issues. This historical seasonality appears to be decreasing as biodiesel blends are used in cold Midwestern states throughout the year.

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease.

Outlook for the Biodiesel Industry/Our Future Strategy

In late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 and extended through December 31, 2022. Based on analysis from industry analysts, the biodiesel industry is entering a new era of transition to alternative feedstocks, emerging technologies, and revised government policies favoring sustainable feedstocks and fuels. Further, it is anticipated that the U.S. market may transition to larger plants, alternative feedstocks and second-generation technologies, resulting in consolidation among smaller, first-generation producers accompanied by a series of mergers and acquisitions in the field. Although it is unclear whether this trend will occur, if it does, we believe that producers who are proactive in responding to these changes can compete with foreign imports and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.

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

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, process scale up and improvement, operational safety, and environmental protection. Our custom manufacturing products are manufactured by continuous production, dedicated batch or general-purpose batch mode depending on the volumes required. We are recognized as a strategic production partner to our key customers in this segment, and our engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. Historically, our custom manufacturing product portfolio has been highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, polymer modifiers and fabric care markets.

Performance chemicals comprise multi-customer products, which are sold based upon specification and/or performance in the end-use application. This portfolio includes a family of polymer (nylon and polyester) modifiers, glycerin products, and several small-volume specialty chemicals and solvents for diverse applications. We have added the capability to refine our crude glycerin to an industrial grade of glycerin for higher value specialty chemical applications.

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. The ability to use large-scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities. We possess a core competency in chemical processing of bio-based feedstocks, and we believe this, combined with our expertise in specialty chemical synthesis, will position us favorably as a preferred manufacturer of a rapidly growing sustainable products market.

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. Some of the chemical products can be cyclically driven by changes in energy and agricultural commodity prices. In the case of our custom manufacturing business, the customers are often the “brand owners” and, therefore, control factors related to demand, such as market development, patent expirations and external manufacturing strategy. In such cases, we may be unable to increase or maintain our level of sales revenue for these products.

We agreed to extend the supply of our laundry detergent additive to our customer through 2020. However, demand for the laundry detergent additive has continued to decrease, and this customer will not require further production of any of this laundry detergent additive. We do not believe there is a profitable market for new customers for this product.

One of our chemical customers and its affiliates, represented 10% or more of our 2019, 2018, and 2017 consolidated sales revenues. This customer represented approximately 22%, 27%, and 30% of our chemicals revenue (11% of total revenues each year) in 2019, 2018 and 2017, respectively. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. One product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue) and 14% of chemical revenue in 2018 and 2017 (6% and 5% of total revenue, respectively). We are actively considering new business for the general purpose equipment vacated; however, there is no guarantee if or when we will be successful finding new business.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals, primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies. As technology and investment have increasingly moved outside of North America, competition from international multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China. We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability. Our major competitors in this segment include large multi-national companies with internal specialty chemical manufacturing divisions and smaller independent producers. The international multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources. We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, reputation, and financial strength.

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

Backlog

The majority of our chemical revenue is derived from custom manufacturing agreements with specific customers. These customers generally provide us with forecasts of demand on a monthly or quarterly basis. These forecasts are intended to enable us to optimize the efficiency of our production processes and generally are not firm sales orders. As such, we do not monitor or report backlog.

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset, which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals during the history of the site. Our primary strategy regarding our intellectual property portfolio is to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. In the biofuels business segment, innovations and process know-how are vigorously protected as appropriate.

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

Research and development expense incurred by us for the years ended December 31, 2019, 2018, and 2017 were $3,191, $3,524, and $3,659, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units, such as chemical waste destructors, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on the expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, we estimate the useful life of each individual asset up to 39 years.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,024, $10,940, and $11,488 for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

We believe that we have obtained, in all material respects, the necessary environmental permits and licenses to carry on our operations as presently conducted. We have reviewed environmental investigations of the properties owned by us and believe, on the basis of the results of the investigations carried out to date, that there are no material environmental issues that adversely impact us. In connection with our acquisition of our warehouse in Batesville, the seller agreed to remediate certain environmental conditions existing at the facility on the date that we acquired it and to indemnify us with respect to those environmental conditions. We continue to monitor the seller’s compliance with its remediation obligations.

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

Our Batesville workforce comprises over 500 full-time employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 5.5% over the past five years.

Available Information

We file annual, quarterly, and other reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. You may access that site at http://www.sec.gov.

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (https://futurefuelcorporation.gcs-web.com/financial-information/sec-filings), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (https://futurefuelcorporation.gcs-web.com/corporate-governance), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Associated with Our Business Activities

The most significant tax incentive program in the biomass-based diesel industry has been the BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a one dollar per gallon refundable tax credit. The BTC was not in place during 2018 and not in place for the majority of 2019. However, in late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022. The BTC has not been extended past December 31, 2022. There is no guarantee that the BTC will be reinstated after 2022, which could have a material adverse effect on us and on the biodiesel industry in general.

We operate within the biomass-based diesel industry, which relies on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist. The petroleum industry is opposed to many of these government incentives and can be expected to continue to challenge these incentives.

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

With respect to our biofuels platform, the United States Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the USEPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the required renewable fuel volumes, by waiving compliance with the required renewable fuel volumes or otherwise. In addition, while Congress specified RFS2 renewable fuel volumes volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the USEPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

Further, our biofuels platform is subject to federal, state, and local laws and regulations governing the application and use of alternative energy products, including those related specifically to biodiesel. For instance, biodiesel benefits from successful completion of USEPA Tier I and Tier II health effects testing under Section 211(b) of the Clean Air Act.  This testing verified biodiesel does not pose a threat to human health and improves air quality as a replacement for petroleum diesel. Also, portions of our biofuels may, from time to time, be registered in states where we obtain benefits from state specific subsidies, mandates or programs. If federal or state agency determinations, laws, and regulations relating to the application and use of alternative energy are changed, the marketability and sales of biodiesel production could be materially adversely affected.

The industries in which we compete are highly competitive.

The biodiesel and specialty chemical industries are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual customers. We compete with other firms in the sale or purchase of various goods or services in many national and international markets. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis, and the number of these smaller companies is increasing. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Although we will employ all methods of competition that are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

Our competitive position in the markets in which we participate is, in part, subject to external factors, in addition to those that we can impact. Natural disasters, changes in laws or regulations, trade disputes, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact our competitive position and our ability to maintain market share.

As to our biofuels segment, biodiesel produced in Canada, South America, Europe, Eastern Asia, the Pacific Rim, or other regions may be imported into the United States to compete with U.S. produced biodiesel. These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the U.S. at lower prices than U.S.-based biodiesel producers. Under the RFS2, imported biodiesel may be eligible to satisfy an obligated party’s requirements and, therefore, may compete to meet the volumetric requirements of RFS2. This could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues.

The total 2019 U.S. production capacity for biodiesel of 2.47 billion gallons is in excess of the current 2.43 billion gallons per year RFS2 mandate for 2020 and 2021. Excess of production capacity over the 2020 and 2021 mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

Biodiesel is encountering increased competition from renewable diesel, which is produced via hydrotreating a biomass-based feedstock. Renewable diesel can be used interchangeably with conventional petroleum diesel, is not limited in blends, and can be transported via existing fuel pipeline infrastructure.

The primary manufacturers of renewable biodiesel include Neste, World Energy, Zymergen, Diamond Green Diesel, Fulcrum, Red Rock, Raj Renewables, Dynamic Fuels and others. Biofuels Digest’s recently estimated that there is close to two billion dollars of new investments being made to expend capacity of renewable diesel. See https://www.biofuelsdigest.com/bdigest/2018/12/15/from-neste-fulcrum-others-making-renewable-diesel-a-dream-come-true/. Biodiesel Magazine estimates the current U.S. renewable biodiesel capacity at 399.5 million gallons with nearly 1 billion additional gallons under construction year over year. See http://www.biodieselmagazine.com/articles/2516872/2020-biodiesel-plant-map-reflections.

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with five large customers covering multiple products representing greater than 75% of our chemicals segment product sales, or 38% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has one large customer. Sales to this biodiesel customer totaled approximately 11% of total revenues in 2019 (or $22,352), compared to two large customers with total revenue of 20% in 2018 (or $57,198) and one large customer with total revenue of 14% in 2017 (or $38,917). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

We are reliant on certain strategic raw materials (such as acetic anhydride, pelargonic acid, biodiesel feedstocks and methanol) for our operations. We have implemented certain risk management tools, such as multiple suppliers and hedging, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. In addition, as we increase our biodiesel capacity, we will require larger supplies of raw materials, which have not yet been secured and may not be available for the foregoing reasons, or may be available only at prices higher than current levels. Our operations or products may, at times, be adversely affected by these factors.

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

The alternative fuel and chemical industries may be substantially affected by rapid and significant changes in technology. Examples include competitive product technologies, such as green gasoline, renewable diesel produced from catalytic hydrotreating of renewable feedstock oils, and competitive process technologies, such as advanced biodiesel continuous reactor and washing designs that increase throughput. Additionally, new supplies of natural gas in the U.S., primarily as a result of shale gas development, have lowered natural gas prices. Lower natural gas prices may lead to increased use of natural gas as a transportation fuel. Increased usage of natural gas in the transportation market, or other markets that have traditionally used petrodiesel or biodiesel, may lead to declines in the demand for petrodiesel and biodiesel. Lastly, new and more active compounds may be discovered that require less volume or different manufacturing methods, or the end products may become obsolete and be replaced with differing materials.

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

The biofuel and chemical industries are subject to extensive federal, state, local, and foreign laws and regulations related to the general population’s health and safety and those associated with compliance and permitting obligations (including those related to the use, storage, handling, discharge, emission, and disposal of municipal solid waste and other waste, pollutants or hazardous substances or waste, or discharges and air and other emissions) as well as land use and development. Existing laws also impose obligations to clean up contaminated properties, or to pay for the cost of such remediation, often upon parties that did not cause the contamination. Compliance with these laws, regulations, and obligations could require substantial capital expenditures. Failure to comply could result in the imposition of penalties, fines, or restrictions on operations and remedial liabilities. These costs and liabilities could adversely affect our operations.

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal, or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business segments in general and on our results of operations, competitive position, or financial condition. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially adversely increase our cost of doing business or affect our operations in any area.

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

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets. The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities. The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets, since the Batesville, Arkansas regional market is not expected to absorb all of our contemplated production. Currently, common carrier pipelines are not transporting biodiesel or biodiesel/ petrodiesel blends. This leaves trucks, barges, and rail cars as the means of distribution of our product from the plant to these storage terminals for further distribution. However, the current availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers. Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months. If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets and consequently our cash flow from sales of biodiesel could be restricted.

The biodiesel industry also faces several challenges to wide biodiesel acceptance, including cold temperature limitations, storage stability, fuel quality standards, and exhaust emissions. If the industry does not satisfy consumers that these issues have been resolved or are being resolved, biodiesel may not gain widespread acceptance, which may have an adverse impact on our cash flow from sales of biodiesel.

Our insurance may not protect us against our business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business. For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially and, in some instances, certain insurance policies may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. Although we will maintain insurance at levels we believe are appropriate for our business and consistent with industry practice, we will not be fully insured against all risks that cannot be sourced on economic terms. In addition, pollution and environmental risks generally are not fully insurable. Losses and liabilities from uninsured and underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

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

In most cases, we are not capable of hedging raw material and/or finished products for our chemicals segment. Certain of our products are produced under manufacturing agreements with our customers, which provide us the contractual ability to pass along raw material price increases. However, we do not have this protection for all product lines within the chemicals segment. If we do not manage or are not capable of managing escalating raw material prices and/or passing these increases along to our customers via increased prices for our finished products, we may incur losses.

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

We hold a $165 million revolving credit facility with a commercial bank. This credit facility expires in April 2020. We expect to renew the credit facility for a five-year term with substantially similar terms to the existing facility at a reduced size prior to the current facility's expiration. Although as of the date of this report we have no outstanding borrowings under the existing facility, if and when we do borrow, the restrictions governing this type of indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities. We do not expect the transition from LIBOR (London Inter-Bank Offered Rate) to have a material impact on our credit facility.

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

We currently produce biodiesel to conform to or exceed standards established by ASTM. ASTM standards for biodiesel and biodiesel blends may be modified in response to new observations from the industries involved with diesel fuel. New tests or more stringent standards may require us to make additional capital investments in, or modify, plant operations to meet these standards. In addition, some biodiesel customers have developed their own biodiesel standards that are stricter than the ASTM standards. If we are unable to meet new ASTM standards or our biodiesel customers’ standards cost effectively or at all, our production technology may become obsolete, and our ability to sell biodiesel may be harmed, negatively impacting our revenues and profitability.

If we fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. Although we have concluded as of December 31, 2019, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

The Company has information and information processing assets, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premise and cloud-based business applications critical to conducting business. In addition, our chemical manufacturing facilities are highly automated using modern computer systems.  Cyber-attacks affecting the Company, its supply chain or customers could compromise confidential, business critical information, cause a disruption in the Company’s operations, harm the Company's reputation, or endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. FutureFuel, like many companies today, is the target of industrial espionage, including cyber-attacks. The Company has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information.  When unauthorized access is discovered, the Company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact.

Although management does not believe that the Company has experienced any material losses to date related to these cyber security breaches, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security breaches through a comprehensive cyber security program that is continuously reviewed (through internal and external, third party, auditing), maintained, and upgraded. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on FutureFuel’s business, results of operations, financial condition and cash flows.

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

Perception about “food vs. fuel” could impact public policy, which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

Some people believe that biodiesel may increase the cost of food, as some feedstocks, such as soybean oil, used to make biodiesel can also be used for food products. This debate is often referred to as “food vs. fuel.” Though our biodiesel is sourced from non-food grade feedstocks, this is a concern to the biodiesel industry because biodiesel demand is heavily influenced by government policy and, if public opinion were to erode, it is possible that these policies would lose political support. These views could also negatively impact public perception of biodiesel. Such claims have led some, including members of Congress, to urge the modification of current government policies that affect the production and sale of biofuels in the United States.

Concerns regarding the environmental impact of biodiesel production could affect public policy, which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

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

To the extent that state or federal laws are modified or public perception turns against biodiesel, use requirements, such as RFS2, may not continue, which could materially harm our ability to operate profitably.

Growth in the sale and distribution of biodiesel is dependent on the expansion of related infrastructure, which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure limitations or disruptions.

Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components, such as pipeline and terminal capacity. As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could materially harm our business.

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

There is currently excess production capacity and low utilization in the biodiesel industry and if non-operational and underused facilities commence or increase operations, our results of operations may be negatively affected.

Many biodiesel plants in the United States do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 31, 2019, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was used for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

We are exposed to credit risk and fluctuations in market values of our investments.

We could experience significant declines in the market value of our investment portfolio. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our cash, cash equivalents, and marketable securities could decline and result in impairment losses.

In March of 2020, the COVID-19 virus (referred herein as the coronavirus) outbreak and instability in the geopolitical environment over oil pricing have created significant volatility in global financial markets.  If these situations continue to worsen, it is expected that global market values and the value of our investments could experience significant declines.

We are exposed to operating risks.

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

We, along with global markets in general, may be significantly affected by the potential coronavirus public health pandemic, which may adversely affect our business, results of operations or financial condition.

The recent outbreak of the coronavirus in China and other countries has caused governments to take measures to prevent spread of the virus.  We source certain raw materials for our chemicals segment from China.  Currently, the impact of the coronavirus on employees and industries in China and the global economy as a whole is uncertain. If the coronavirus further spreads in China and/or the rest of the world, the pandemic could negatively affect the global economy and our business by negatively impacting our ability to competitively source raw materials, which would have a negative effect on our revenue, expenses and results of operations. We are currently supplied for these raw materials through mid to late 2020, however, our ability to competitively source these raw materials after such time is uncertain given the unknown impacts of the coronavirus.

Additionally, the spread of the coronavirus could generally devastate companies globally, which could in turn have a negative impact on our customer and thus on our business.

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

If Mr. Novelly or his designees exercises his registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

Mr. Paul A. Novelly, our executive chairman of the board, or affiliates of him are entitled to demand that we register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of certain shares of our common stock beneficially owned by Mr. Novelly or his affiliates (including St. Albans Global Management, Limited Partnership, LLLP). If Mr. Novelly or his affiliates exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 7,012,600 available for trading in the public market. The registration and availability of such a significant number of shares for trading in the public market may have an adverse effect on the market price of our shares.

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

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River. Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and infrastructure, including on-site liquid waste treatment. Our subsidiary, FutureFuel Chemical Company, is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances) and manufactures both biofuels and chemicals at the plant. Use of these facilities may vary with product mix and economic, seasonal, and other business conditions, but the plant is substantially used with the exception of facilities designated for capacity expansion of biodiesel. The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth. We believe that the plant is generally well maintained, in good operating condition, and suitable and adequate for its uses.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 13, 2020, there are 43,743,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 273 holders of record on March 13, 2020 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2018 and 2019 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 1, 2018	March 15, 2018	December 6, 2017
$0.06	June 1, 2018	June 15, 2018	December 6, 2017
$0.06	September 4, 2018	September 18, 2018	December 6, 2017
$0.06	December 3, 2018	December 17, 2018	December 6, 2017
$0.06	March 1, 2019	March 15, 2019	November 19, 2018
$0.06	June 3, 2019	June 17, 2019	November 19, 2018
$0.06	September 3, 2019	September 17, 2019	November 19, 2018
$0.06	December 2, 2019	December 16, 2019	November 19, 2018

We have also declared dividends for 2020 as follows:

Per Share Amount	Record Date	Payment Date	Date of Declaration
$0.06	March 2, 2020	March 16, 2020	December 3, 2019
$0.06	June 1, 2020	June 15, 2020	December 3, 2019
$0.06	September 1, 2020	September 15, 2020	December 3, 2019
$0.06	December 1, 2020	December 15, 2020	December 3, 2019

No assurances can be given that we will declare or pay dividends for years after 2020.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2019, we issued 20,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

The following additional information regarding the incentive plans is as of December 31, 2019.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
Plan Category	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000(*)	$14.05(*)	4,354,167

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

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of FutureFuel Corp's common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of thirty-one companies that includes: Aemetis Inc., American Resources Corp, Amyris Inc., Benchmark Energy Corp, Bluefire Renewables Inc., Celanese Corp, Cleantech Biofuels Inc., Codexis Inc., Easylink Solutions Corp, ESP Resources Inc., Evolution Fuels Inc., Green Energy Live Inc., Green Plains Inc., Green Plains Partners LP, Greenbelt Resources Corp, Innophos Holdings Inc., Koppers Holdings Inc., Kreido Biofuels Inc., Methes Energies International Ltd, Momentum Biofuels Inc., New America Energy Corp, Newmarket Corp, Nouveau Life Pharmaceuticals Inc., Nesp Technology Inc., Pacific Ethanol Inc., Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Tantech Holdings Ltd, Westlake Chemical Partners LP and Zeons Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2014 and tracks it through December 31, 2019.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2019 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2019, neither we, or anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2015, 2016, 2017, 2018 and 2019. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto. The financial data presented for 2017, 2016, and 2015 is not directly comparable between periods as a result of the adoption of Accounting Standard Codification ("ASC"), Topic 606, Revenue from Contracts with Customers in 2018 using the modified retrospective method.

(Dollars in thousands, except per share amounts)

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December	December	December	December	December
Item	31, 2019	31, 2018	31, 2017	31, 2016	31, 2015
Operating Revenue	$205,226	$291,018	$275,026	$253,193	$299,611
Net income	$88,181	$53,158	$23,511	$56,341	$46,421
Earnings per common share:
Basic	$2.02	$1.22	$0.54	$1.29	$1.06
Diluted	$2.02	$1.22	$0.54	$1.29	$1.06
Total Assets	$586,505	$471,155	$425,563	$529,043	$489,109
Long-term obligations	$36,644	$42,586	$38,686	$52,181	$46,244
Dividends declared per common share	$0.24	$0.24	$0.24	$2.77	$0.24
Net cash provided by operating activities	$34,638	$85,613	$39,347	$90,975	$39,623
Net cash provided by (used in) investing activities	$4,219	$25,406	$(13,183)	$(35,207)	$2,025
Net cash used in financing activities	$(10,498)	$(10,674)	$(110,809)	$(10,545)	$(11,678)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

In General

Our company is managed and reported in two reporting segments: chemicals segment and biofuels segment. Within the chemicals segment are two product groups: custom chemicals and performance chemicals. The custom chemicals group is comprised of chemicals manufactured for a single customer, whereas the performance chemicals product group is comprised of chemicals manufactured for multiple customers. The biofuels segment is comprised of one product group. Management believes that the diversity of each segment strengthens the company by better using resources and is committed to growing each segment.

Major products in the custom chemicals group include: (i) consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry); (ii) proprietary herbicide intermediates manufactured for select strategic customers; (iii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iv) a biocide intermediate for another customer. The custom chemicals group also includes a laundry detergent additive manufactured exclusively for a customer for use in a household detergent.

Revenues generated from the laundry detergent additive are based on a supply agreement with the customer. In 2018, we entered into a new agreement to extend the supply of the laundry detergent additive to this customer through 2019 at reduced volumes and prices and to provide this customer with the option to purchase this product in 2020. The customer has declined to make new purchases in 2020.

Our supply agreement with a major multi-national life sciences company to manufacture an intermediate for a herbicide is effective through December 31, 2020. No assurances can be given, however, that the agreement will be further extended past 2020.

Pricing for the other custom manufacturing products is negotiated directly with the customer. Some, but not all, of these products have pricing mechanisms and/or protections against raw material or conversion cost changes.

Performance chemicals consist of specialty chemicals that are manufactured to general market-determined specifications and are sold to a broad customer base. A major product line in the performance chemicals group is SSIPA/LiSIPA, a polymer modifier that aids the properties of nylon and polyesters. This group of products also includes other sulfonated monomers and hydrotropes, specialty solvents, polymer additives, and chemical intermediates, such as glycerin.

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

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from changes in feedstock prices relative to biodiesel prices and the lack of permanency of government mandates including the blenders’ tax credit, the small producer’s tax credit, the renewable fuels program, and the California low carbon fuel program credits. See “Risk Factors” above as well as Note 3 to our consolidated financial statements.

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

Most of our sales are FOB the Batesville plant, although some transfer points are in other states or foreign ports. While many of our chemicals are used to manufacture products that are shipped, further processed, and/or consumed throughout the world, the chemical products, with limited exceptions, generally leave the United States only after we have transferred ownership. Rarely are we the exporter of record, never are we the importer of record into foreign countries, and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers. We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States. Our revenue for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) is set forth in the following table.

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2019	$203,470	$1,756	$205,226
Year ended December 31, 2018	$289,019	$1,999	$291,018
Year ended December 31, 2017	$271,635	$3,391	$275,026

The majority of our expenses are cost of goods sold. Cost of goods sold includes raw material costs as well as both fixed and variable conversion costs, such conversion costs being those expenses that are directly or indirectly related to the operation of our plant. Significant conversion costs include labor, benefits, energy, supplies, depreciation, and maintenance and repair. In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity. Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment. Cost of goods sold is allocated to the chemicals and biofuels business segments based on equipment and resource usage for most conversion costs and based on revenue for most other costs.

Operating costs include selling, general and administrative, and research and development expenses.

The discussion of results of operations that follows is based on revenue and expenses in total and for individual product lines and does not differentiate related party transactions.

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December	Dollar	%
	31, 2019	31, 2018	Change	Change
Revenue	$205,226	$291,018	$(85,792)	(29.5%)
Income from operations	$65,309	$63,439	$1,870	2.9%
Net income	$88,181	$53,158	$35,023	65.9%
Earnings per common share:
Basic	$2.02	$1.22	$0.80	65.6%
Diluted	$2.02	$1.22	$0.80	65.6%
Capital expenditures (net of customer reimbursements)	$2,243	$2,208	$35	1.6%
Adjusted EBITDA	$78,697	$74,170	$4,527	6.1%

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

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

We enter into commodity derivative instruments to protect our operations from downward movements in commodity prices, and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we use mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2019	2018(1)
Net income	$88,181	$53,158
Depreciation	12,087	11,227
Non-cash stock-based compensation	21	357
Interest and dividend income	(10,050)	(9,183)
Non-cash interest expense and amortization of deferred financing costs	173	173
(Gain) loss on disposal of property and equipment	(11)	41
Loss (gain) on derivative instruments	1,301	(633)
(Gain) loss on marketable securities	(4,619)	12,011
Income tax (benefit) provision	(8,386)	7,019
Adjusted EBITDA	$78,697	$74,170

(1)	Prior year amounts have been reclassified to be consistent with current year classifications.

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2019	2018
Net cash provided by operating activities	$34,638	$85,613
Benefit for deferred income taxes	5,145	1,253
Interest and dividend income	(10,050)	(9,183)
Income tax (benefit) provision	(8,386)	7,019
Loss (gain) on derivative instruments	1,301	(633)
Change in fair value of derivative instruments	30	2,130
Change in operating assets and liabilities, net	56,017	(12,030)
Other	2	1
Adjusted EBITDA	$78,697	$74,170

Results of Operations

Consolidated

	2019 Compared to 2018:					2018 Compared to 2017:
			Change					Change
(Dollars in thousands)	2019	2018	$	%		2018	2017	$	%
Sales	$205,226	$291,018	$(85,792)	(30%	)	$291,018	$275,026	$15,992	6%
Volume/product mix effect			$(53,955)	(19%	)			$(29,584)	(11%	)
Price effect			$(31,837)	(11%	)			$45,576	17%

Gross profit	$74,139	$73,398	$741	1%		$73,398	$20,261	$53,137	262%
Operating expense	$(8,830)	$(9,959)	$1,129	(11%	)	$(9,959)	$(10,374)	$415	(4%	)
Other income	$14,486	$(3,262)	$17,748	(544%	)	$(3,262)	$6,762	$(10,024)	(148%	)
Income tax benefit (provision)	$8,386	$(7,019)	$15,405	(219%	)	$(7,019)	$6,862	$(13,881)	(202%	)
Net income	$88,181	$53,158	$35,023	66%		$53,158	$23,511	$29,647	126%

2019 Compared to 2018

Consolidated sales revenue decreased 30% or $85,792 in 2019 compared to 2018. This decrease primarily resulted from lower sales volumes in both the biofuel and chemical segments and the reinstatement of the BTC for 2018 and 2019 credited to customers in 2019 in the amount of $39,423 (see Note 3 of our consolidated financial statements for further details).

Gross profit increased $741 in 2019 compared to 2018. This increase was primarily attributable to the December 2019 reinstatement of the biodiesel BTC for 2018 and 2019, amounting to $57,872, (see Note 3 of our consolidated financial statements for further details) and the impact of adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting. The LIFO adjustment increased gross profit $2,490 in 2019 as compared to decreased gross profit $2,249 in 2018. The change in LIFO did not result in a lower of cost or market adjustment in 2019 or 2018. These increases were mostly offset by: i) the decreased selling price and volume in the biofuel segment; ii) decreased volumes in the chemical segment from the agrochemical and energy markets; and iii) the change in the derivative activity, which decreased gross profit $1,301 in 2019 as compared to increased gross profit $633 in 2018.

Operating expenses decreased $1,129 in 2019 compared to 2018. This decrease was primarily the result of lower compensation expense and research and development expense.

Other income increased $17,748 in 2019 primarily from the change in the mark-to-market on equity securities and an increase in interest and dividend income of $876. In 2019, the mark-to-market change was a gain of $6,283 and in 2018 the mark-to-market change was a loss of $13,238. Partially offsetting this increase was the loss on equity securities sold of $1,837 in 2019 as compared to a gain of $1,054 in 2018.

Income tax benefit (provision)

The income tax benefit in 2019 was 10.5% or $8,386 as compared to a provision of (11.7%) or ($7,019) in 2018.

The Company’s effective tax rate for the year 2019 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2019 and 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2019 and 2018 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 to our consolidated financial statements for a discussion of the impact of the BTC for the years ended December 31, 2019, 2018, and 2017. The 2019 effective tax rate was also favorably impacted by a retroactive research and development credit for a prior year in a state where it does significant business. Additionally, the Company’s effective tax rate reflects a one-time benefit from state legislation enacted during the year which applies a lower tax rate to future reversals of deferred tax liabilities.

The Company’s effective tax rate for the year 2018 reflects its uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018. This tax benefit was recorded in FutureFuel’s first quarter 2018 results. See Note 16 of the consolidated financial statements for a detailed discussion of our income tax (benefit) provision.

The Company’s unrecognized tax benefit totaled $0 and $2,804 at December 31, 2019 and 2018, respectively.

2018 Compared to 2017

Consolidated sales revenue increased 6% or $15,992 in 2018 compared to 2017. This increase primarily resulted from higher selling prices in the biofuel and chemical segments. Chemical sales volumes increased primarily from the improved conditions in the agrochemical and energy markets.

Gross profit increased $53,137 in 2018 compared to 2017. This increase was primarily attributable to: i) the reinstatement of the biodiesel BTC for 2017 in 2018, amounting to $28,865 (see Note 3 of the consolidated financial statements for further details); ii) increased volumes in the chemical segment from the agrochemical and energy markets; iii) gains in the unrealized and realized activity in derivative instruments as compared to losses in the prior year; the change in the derivative activity increased gross profit $633 in 2018 as compared to decreasing gross profit $3,844 in 2017; and iv) the benefit of adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting. The LIFO adjustment decreased gross profit $2,249 in 2018 as compared to decreased gross profit $5,204 in 2017. The change in LIFO did not result in a lower of cost or market adjustment in 2018 but did in 2017 in the amount of $276.

Operating expenses decreased $415 in 2018 compared to 2017. This decrease was primarily the result of lower compensation expense and research and development expense.

Other income decreased $10,024 in 2018 compared to 2017. This decrease was primarily the mark-to-market adjustment on equity securities of $13,238. Partially reducing this decrease was gains of $1,227 on equity securities sold in 2018 as compared to losses of $687 in 2017 and an increase of $1,374 in interest and dividend income.

Income tax benefit (provision)

The income tax provision in 2018 was (11.7%) or ($7,019) as compared to a benefit of 41.2% or $6,862 in 2017.

The Company’s effective tax rate for the year 2018 reflects an uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018 (see Note 16 of the consolidated financial statements for further details). Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018. This tax benefit was recorded in the Company’s first quarter 2018 results. See Note 3 of the consolidated financial statements for a discussion of the impact of the BTC for the years ended December 31, 2017, and 2018.

The Company’s effective tax rate for the year 2017 reflects a one-time benefit from The Tax Cuts and Jobs Act of 2017 (“The Act”). The Act provided for a federal tax rate from 35% to 21%, effective January 1, 2018. The Company recognized a one-time $12,066 income tax benefit from anticipated lower tax rates on future reversals of deferred tax liabilities.

The Company’s unrecognized tax benefits totaled $2,804 and $0 at December 31, 2018 and 2017, respectively.

Chemicals Segment

	2019 Compared to 2018:					2018 Compared to 2017:
			Change					Change
(Dollars in thousands)	2019	2018	$	%		2018	2017	$	%
Sales	$104,827	$117,128	$(12,301)	(11%	)	$117,128	$105,386	$11,742	11%
Volume/product mix effect			(12,519)	(11%	)			9,872	9%
Price effect			218	0%				1,870	2%

Gross profit	$29,923	$33,986	$(4,063)	(12%	)	$33,986	$28,016	$5,970	21%

2019 Compared to 2018

Chemical sales revenue decreased 11% or $12,301 in 2019 compared with 2018. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $90,962, a decrease of $6,784 from 2018. This decrease was primarily attributed to decreased sales volumes in the agrochemical and energy markets and reduced sales volumes of our laundry detergent additive. Our contract for sales of the laundry detergent additive terminates in December 2020; however, this customer has declined to order any laundry detergent additive after 2019. We continue to pursue other customers for this product. However, we believe it will be a challenge to find a profitable market for this product. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $13,865 in 2019, a decrease of $5,517 from 2018. This decrease resulted from reduced sales volumes of our polymer modifier and reduced selling price and volume of glycerin.

Gross profit for the chemicals segment decreased 12% or $4,063 in 2019 compared with 2018. This decrease resulted from lower sales volumes in the consumer product, agrochemical and energy markets and polymer modifier and glycerin. Partially offsetting the decrease was the change in adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting resulting primarily from deflation experienced in 2019 and inflation experienced in 2018. The change in LIFO increased gross profit in 2019 by $780 and reduced gross profit by $422 in 2018.

2018 Compared to 2017

Chemical sales revenue increased 11% or $11,742 in 2018 compared with 2017. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $97,746, an increase of $9,841 from 2017. This increase was primarily attributed to increased sales volumes in the agrochemical and energy markets, new customer product sales, and increased amortization of deferred revenue (which was presented as a price variance). This increase was partially offset by reduced sales volumes and price of our laundry detergent additive. Performance chemicals revenue (comprised of multi-customer products that are sold based on specification) was $19,382 in 2018, an increase of $1,901 from 2017. This increase was primarily from a stronger glycerin market absent the Argentinian imports that impeded U.S. demand in 2017.

Gross profit for the chemicals segment increased 21% or $5,970 in 2018 compared with 2017. This increase resulted from improved profits from higher volumes in the agrochemical and energy markets and the change in adjustments in the carrying value of our inventory, as determined using the LIFO method of inventory accounting. The change in LIFO reduced gross profit in both 2018 and 2017; however, the reduction in 2017 was greater. Gross profit was partially reduced by the impact of lower sales volumes and sales prices of the laundry detergent additive.

Biofuel Segment

	2019 Compared to 2018:					2018 Compared to 2017:
			Change					Change
(Dollars in thousands)	2019	2018	$	%		2018	2017	$	%
Sales	$100,399	$173,890	$(73,491)	(42%	)	$173,890	$169,640	$4,250	3%
Volume/product mix effect			(41,436)	(24%	)			(39,456)	(23%	)
Price effect			(32,055)	(18%	)			43,706	26%

Gross profit	$44,216	$39,412	$4,804	12%		$39,412	$(7,755)	$47,167	(608%	)

2019 Compared to 2018

Biofuels sales revenue decreased 42% or $73,491 in 2019 compared to 2018, primarily from decreased sales volumes of biodiesel and biodiesel blends given the challenging market without the BTC in effect and the increased number of RIN waivers granted. Revenue was also reduced by the recognition of rebates (shown as a price effect) owed to customers of $39,423 in 2019 as compared to $13,599 in 2018 (see Note 3 of the consolidated financial statements for further information). Additionally, a slight reduction in common carrier pipeline sales reduced revenue, $366 in 2019 compared to $491 in 2018.

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

A portion of our biodiesel sold was to one major refiner in the United States in 2019 and four major refiners in 2018. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased $4,804 in 2019 compared to 2018. Cost of goods sold decreased largely as a result of the 2018 and 2019 BTC (which was retroactively reinstated on December 20, 2019) in 2019 compared to 2018, when the 2017 BTC was retroactively reinstated on February 9, 2018. See Note 3 of the consolidated financial statements for additional discussion. Gross profit also benefited from the change in adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting. The LIFO reserve for the biofuel segment decreased $1,711 in 2019 and increased $1,828 in 2018. Gross profit was reduced by the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a loss of $1,301 in 2019 and a gain of $633 in 2018.

2018 Compared to 2017

Biofuels sales revenue increased 3% or $4,250 in 2018 compared to 2017, primarily from increased sales prices of biodiesel and biodiesel blends. The fuel industry experienced favorable prices in 2018 versus 2017; however, this favorable price increase was mostly offset by the effect of the retroactive reinstatement of the 2017 BTC, which reduced revenue $13,559 in the first three months ended March 31, 2018 (see Note 3 of the consolidated financial statements for further information). Additionally, offsetting this price increase was reduced common carrier pipeline sales. Pipeline sales totaled $491 in 2018 compared to $2,175 in 2017.

A portion of our biodiesel sold was to four major refiners in the United States in 2018 and one major refiner in 2017. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased $47,167 in 2018 compared to 2017. Cost of goods sold decreased largely as a result of the 2017 BTC, which was retroactively reinstated on February 9, 2018. See Note 3 of the consolidated financial statements for additional discussion. Gross profit also benefited from the change in adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting. The LIFO reserve for the biofuel segment increased in both 2018 and 2017; however, the increase in 2017 was greater, resulting in an increase to gross profit for 2018. Additional benefit to gross profit was the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a gain of $633 in 2018 and a loss of $3,844 in 2017.

Critical Accounting Policies and Practices

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2019 and 2018, we recorded an allowance for doubtful accounts of $0 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

Depreciation

Depreciation is provided for using the straight-line method over the associated assets’ estimated useful lives. We primarily base our estimate of an asset’s useful life on our experience with other similar assets. The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used, or changes in the business climate. We monitor the estimated useful lives of our assets.

Indefinite-lived intangible asset

Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, legal and regulatory environment, industry and market conditions, financial performance, and any other relevant events or circumstances specific to the intangible asset. If it is more likely than not that the fair value of the intangible asset is greater than the carrying value, no further testing is required. Otherwise, the Company will apply the quantitative impairment test method. In performing the Company's qualitative analysis, the Company determined that it was more likely than not that the indefinite-lived intangible asset's fair value was greater than the carrying value.

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units, such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2019 and December 31, 2018, we recorded a reserve for closure/post-closure liabilities of $1,288 and $904, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue Recognition

On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605.

Certain long-term contracts had an upfront non-refundable payment considered a material right. The Company applied the renewal option approach in allocating the transaction price to the material right. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate will be updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Notes 2 and 4 of our consolidated financial statements for additional discussion.

For most product sales, revenue is recognized when product is shipped from our facilities and when control has transferred to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written master service agreements. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. All of our products are tested for quality before shipment, and historically returns have been inconsequential. We do not offer rebates, except those related to the BTC.

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of the RINs is not reflected in revenue until such time as the RIN sale has been completed with the transfer of the RINs.

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2019 and 2018 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $51,700, $44,924, and $17,517 for the years ended December 31, 2019, 2018, and 2017, respectively. At December 31, 2019 and 2018, $3,255 and $4,203, respectively, was included in revenue for products that had not been shipped. These amounts do not include Contract Assets that have not been billed nor shipped.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis within cost of goods sold.

Income Taxes

The provision for (benefit from) income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2019, 2018, and 2017 are set forth in the following table.

(Dollars in thousands)

	2019	2018	2017
Net cash provided by operating activities	$34,638	$85,613	$39,347
Net cash provided by (used in) investing activities	$4,219	$25,406	$(13,183)
Net cash used in financing activities	$(10,498)	$(10,674)	$(110,809)

Operating Activities

Cash provided by operating activities decreased from $85,613 in 2018 to $34,638 in 2019, a net decrease of $50,975. This decrease was attributed to: (i) the increase in accounts receivable, including accounts receivable - related parties, of $100,728, inclusive of the BTC of $97,295 for 2019 and 2018 and (ii) the increase in the fair value of equity securities of $19,521. Primarily offsetting the decrease in cash from operations was: (i) the increase in accounts payable, including accounts payable – related parties, of $39,270, $39,423 of credit to customer for the BTC and (ii) the increase in net income in 2019 compared to 2018 of $35,023.

Cash provided by operating activities increased from $39,347 in 2017 to $85,613 in 2018, a net increase of $46,266. This increase was attributed to: (i) the increase in net income in 2018 compared to 2017 of $29,647 (ii) the decrease in the fair value of equity securities of $13,238 and (iii) the decrease in the benefit for deferred taxes of $12,404. Primarily offsetting this increase was a decrease in the income tax refunds receivable of $13,492.

Investing Activities

Cash provided by investing activities was $4,219 in 2019 compared to $25,406 in 2018 for a net decrease in cash from investing activities of $21,187. This decrease was primarily attributable to a $17,283 decrease in the net sales of marketable securities in 2019 compared to the net sales of marketable securities in 2018. Such net sales totaled $11,288 in 2019, as compared to total net sales of $28,571 in 2018. The net decrease in cash from investing activities was also impacted by the increase in the cash used in capital expenditures of $2,104.

Cash provided by investing activities was $25,406 in 2018 compared to cash used of $13,183 in 2017 for a net increase in cash from investing activities of $38,589. This increase was primarily attributable to a $36,276 increase in the net sales of marketable securities in 2018 compared to the net purchases of marketable securities in 2017. Such net sales totaled $28,571 in 2018, as compared to total net purchases of $7,705 in 2017. The net increase in cash from investing activities also benefited from the change in the cash used in the collateralization of derivative instruments of $3,581. The cash used in collateralization of derivative instruments was $1,901 in 2017 as compared to cash provided by $1,680 in 2018. Partially offsetting the increase in the cash flows from investing was the increase in the cash used in capital expenditures of $1,286.

Our capital expenditures and customer reimbursements are summarized in the table below.

	2019	2018	2017
Cash paid for capital expenditures	$6,971	$4,867	$3,581
Cash received from customers as reimbursement of capital expenditures*	$(4,728)	$(2,659)	$(175)
Cash paid for capital expenditures, net of customer reimbursements	$2,243	$2,208	$3,406

*This receipt of cash was reported as an increase in deferred revenue in cash flows from operations (see Note 4 of the consolidated financial statements for further discussion).

Financing Activities

Cash used in financing activities decreased from $10,674 in 2018 to $10,498 in 2019, a net decrease of $176. This decrease was due to the decrease in the minimum tax withholding on stock compensation in 2019 compared to 2018.

Cash used in financing activities decreased from $110,809 in 2017 to $10,674 in 2018, a net decrease of $100,135. This decrease was primarily due to $10,498 of cash dividends paid in 2018 as compared to $110,688 of cash dividends paid in 2017.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2019.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On April 16, 2015, FutureFuel, with FutureFuel Chemical as borrowers and certain of FutureFuel’s other subsidiaries as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, FutureFuel increased the credit facility by $15,000. The credit facility consists of a five-year revolving credit facility in a dollar amount of up to $165,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”).

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Facility as of December 31, 2019 and 2018. The facility terminates on April 16, 2020. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

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

We do not expect the transition from LIBOR to have a material impact on our credit facility or any new agreement we might enter into.

Consolidated Leverage Ratio			Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.25%	0.25%	0.15%
≥ 1.00:1.0	And	< 1.50:1.0	1.50%	0.50%	0.20%
≥ 1.50:1.0	And	< 2.00:1.0	1.75%	0.75%	0.25%
≥ 2.00:1.0	And	< 2.50:1.0	2.00%	1.00%	0.30%
≥ 2.50:1.0			2.25%	1.25%	0.35%

Certain of our subsidiaries have entered into guarantees of payment on behalf of the Company for amounts outstanding under the Credit Facility. In addition, we and certain subsidiaries have entered into a pledge and security agreement with the bank to secure the obligations under the Credit Facility. Pursuant to the pledge and security agreement, we and certain of our subsidiaries have pledged certain collateral, including but not limited to, interests in intellectual property rights and certain equity interests in our subsidiaries.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

We anticipate entering into a new credit facility upon expiration of the Credit Facility. The new credit facility is expected to have similar terms to the Credit Facility at a reduced size.

Dividends

In 2019, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,498. Dividends declared, but not paid, were accrued at December 31, 2019.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2019, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also hold certain exchange traded debt and trust preferred securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $73,620 as of December 31, 2019.

In 2018, we adopted Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall, as issued by the Financial Accounting Standards Board (“FASB”) using the modified retrospective method, which states that equity investments are to be measured at fair value with changes in fair value recognized in net income.  The unrealized gains on equity securities were $6,281 for 2019, unrealized losses on equity securities were $13,238 for 2018.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2019 and 2018. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded as a hedge on our consolidated balance sheets at December 31, 2019 or 2018, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$10,305
1-3 years	111
4-5 years	74
More than 5 years	6
Total	$10,496

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,288 at December 31, 2019. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2019 or 2018. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2019 and 2018, the fair values of our derivative instruments were in a liability position in the amount of $267 and $297, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2019. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	357,263	LB	10%	$9,610	13.0%
Methanol	59,965	LB	10%	$989	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2019.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2019 or 2018, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2019 and 2018 and our consolidated statements of income and comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2019, together with RSM US LLP’s report on the year ended December 31, 2019 and RubinBrown LLP’s report on the years ended December 31, 2018 and 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2019, the related consolidated statements of income and comprehensive income, cash flows, and change in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/RSM US LLP

We have served as the Company's auditor since 2019.

St. Louis, Missouri

March 13, 2020

Report Of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Pronouncements

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers. As discussed in Note 2 to the consolidated financial statements, the Company changed how changes in the fair value of equity security investments are recognized in 2018 due to the adoption of ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We served as the Company's auditor from 2007 to 2018.

/s/RubinBrown LLP

Denver, Colorado

March 15, 2019

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018
Assets
Cash and cash equivalents	$243,331	$214,972
Accounts receivable, inclusive of the blenders' tax credit of $97,295 and $0, and net of allowances for bad debt of $0	110,264	16,294
Accounts receivable – related parties	4,602	1,844
Inventory	37,573	39,296
Income tax receivable	8,062	6,858
Prepaid expenses	1,932	1,767
Prepaid expenses – related parties	12	12
Marketable securities	73,620	79,888
Other current assets	1,493	1,399
Total current assets	480,889	362,330
Property, plant and equipment, net	98,597	103,575
Intangible assets	1,408	1,408
Other assets	5,611	3,842
Total noncurrent assets	105,616	108,825
Total Assets	$586,505	$471,155
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $39,423 and $0	$61,299	$19,981
Accounts payable – related parties	1,255	1,689
Deferred revenue – current	5,237	4,581
Dividends payable	10,498	10,498
Accrued expenses and other current liabilities	4,410	2,742
Accrued expenses and other current liabilities – related parties	64	-
Total current liabilities	82,763	39,491
Deferred revenue – non-current	21,291	20,319
Other noncurrent liabilities	2,388	4,241
Noncurrent deferred income tax liability	12,965	18,026
Total noncurrent liabilities	36,644	42,586
Total liabilities	119,407	82,077
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243 issued and outstanding as of December 31, 2019 and 2018	4	4
Accumulated other comprehensive income	296	(20)
Additional paid in capital	282,166	282,145
Retained earnings	184,632	106,949
Total stockholders’ equity	467,098	389,078
Total Liabilities and Stockholders’ Equity	$586,505	$471,155

The accompanying Notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands, except per share amounts)

	2019	2018	2017
Revenue	$202,048	$286,949	$273,144
Revenue – related parties	3,178	4,069	1,882
Cost of goods sold	107,028	191,859	224,329
Cost of goods sold – related parties	16,945	19,495	26,526
Distribution	6,933	6,075	3,750
Distribution – related parties	181	191	160
Gross profit	74,139	73,398	20,261
Selling, general, and administrative expenses
Compensation expense	3,028	3,809	4,153
Other expense	1,904	1,936	1,986
Related party expense	707	690	576
Research and development expenses	3,191	3,524	3,659
Total operating expenses	8,830	9,959	10,374
Income from operations	65,309	63,439	9,887
Interest and dividend income	10,050	9,183	7,809
Interest expense	(173)	(173)	(172)
Gain (loss) on marketable securities	4,619	(12,011)	(687)
Other expense	(10)	(261)	(188)
Other income (expense)	14,486	(3,262)	6,762
Income before income taxes	79,795	60,177	16,649
Income tax (benefit) provision	(8,386)	7,019	(6,862)
Net income	$88,181	$53,158	$23,511

Earnings per common share
Basic	$2.02	$1.22	$0.54
Diluted	$2.02	$1.22	$0.54
Weighted average shares outstanding
Basic	43,743,243	43,725,333	43,676,171
Diluted	43,744,676	43,731,192	43,685,579

Comprehensive Income	2019	2018	2017
Net income	$88,181	$53,158	$23,511
Other comprehensive income (loss) from unrealized net gains (losses) on available-for-sale debt securities	400	(229)	7,535
Income tax effect	(84)	49	(2,642)
Total unrealized gains (losses), net of tax	316	(180)	4,893
Comprehensive income	$88,497	$52,978	$28,404

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flows from operating activities
Net income	$88,181	$53,158	$23,511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,087	11,227	11,645
Amortization of deferred financing costs	144	144	145
Benefit for deferred income taxes	(5,145)	(1,253)	(13,657)
Change in fair value of equity securities	(6,281)	13,238	-
Change in fair value of derivative instruments	(30)	(2,130)	2,170
Other than temporary impairment of marketable securities	-	-	814
Loss (gain) on the sale of investments	1,662	(1,227)	(127)
Stock based compensation	21	357	998
(Gain) loss on disposal of property and equipment	(11)	41	195
Noncash interest expense	29	28	27
Changes in operating assets and liabilities:
Accounts receivable	(93,970)	5,679	2,386
Accounts receivable – related parties	(2,758)	(1,679)	220
Inventory	1,723	4,458	8,339
Income tax receivable	(1,204)	79	13,571
Prepaid expenses	(165)	(107)	34
Accrued interest on marketable securities	(33)	(25)	16
Other assets	239	(317)	(9)
Accounts payable	41,453	1,243	(4,403)
Accounts payable – related parties	(434)	506	(71)
Accrued expenses and other current liabilities	1,087	274	60
Accrued expenses and other current liabilities – related parties	64	-	(142)
Deferred revenue	1,628	(1,258)	(4,215)
Other noncurrent liabilities	(3,649)	3,177	(2,160)
Net cash provided by operating activities	34,638	85,613	39,347
Cash flows from investing activities
Collateralization of derivative instruments	(111)	1,680	(1,901)
Purchase of marketable securities	(20,131)	(19,664)	(30,959)
Proceeds from the sale of marketable securities	31,419	48,235	23,254
Proceeds from the sale of property and equipment	13	22	4
Capital expenditures	(6,971)	(4,867)	(3,581)
Net cash provided by (used in) investing activities	4,219	25,406	(13,183)
Cash flows from financing activities
Minimum tax withholding on stock options exercised and awards vested	-	(176)	(121)
Payment of dividends	(10,498)	(10,498)	(110,688)
Net cash used in financing activities	(10,498)	(10,674)	(110,809)
Net change in cash and cash equivalents	28,359	100,345	(84,645)
Cash and cash equivalents at beginning of period	214,972	114,627	199,272
Cash and cash equivalents at end of period	$243,331	$214,972	$114,627

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$2,372	$9,182	$55
Noncash investing and financing activities:
Noncash capital expenditures	$207	$420	$-
Noncash operating leases	$432	$-	$-
Noncash items incurred for dividends	$10,498	$10,498	$10,498

The accompanying Notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - January 1, 2017	43,749,970	$4	$3,540	$281,087	$48,182	$332,813
Dividends	-	-	-	-	(10,498)	(10,498)
Stock-based compensation	(8,300)	-	-	998	-	998
Minimum tax withholdings on options and awards	-	-	-	(121)	-	(121)
Other comprehensive income	-	-	4,893	-	-	4,893
Net income	-	-	-	-	23,511	23,511
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	$281,964	$64,289	$346,417
Dividends	-	-	-	-	(10,498)	(10,498)
Stock-based compensation	1,573	-	-	357	-	357
Minimum tax withholdings on options and awards	-	-	-	(176)	-	(176)
Other comprehensive loss	-	-	(180)	-	-	(180)
Net income	-	-	-	-	53,158	53,158
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Dividends	-	-	-	-	(10,498)	(10,498)
Stock-based compensation	-	-	-	21	-	21
Other comprehensive income	-	-	316	-	-	316
Net income	-	-	-	-	88,181	88,181
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098

The accompanying Notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

1)	Description of business and operations

FutureFuel Corp. (the “Company”) is a Delaware corporation with its wholly owned subsidiaries, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C.

The Company’s sole operating facility is FutureFuel Chemical Company located in Batesville, Arkansas, a manufacturer of specialty and performance chemicals and biofuels.

2)	Significant accounting policies and basis of presentation

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2019 presentation.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates market. The Company places its temporary cash investments with high credit quality financial institutions. At times, bank deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.

Accounts receivable, allowance for doubtful accounts, and credit risk

Accounts receivable are recorded at the invoiced amount and only bear interest if outstanding beyond the agreed upon payment terms. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of its customers and historical bad debt experience. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Accounts receivable also includes amounts from the retroactive reinstatement of the biodiesel blenders’ tax credit (“BTC”) passed in law in December 2019. See Note 3 for details.

Customer concentrations

For the twelve months ended December 31, 2019, 2018, and 2017, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to one biodiesel customer totaled $22,351 (11% of total revenue) in 2019 and sales to two customers in 2018 totaled $57,198 (20% of total revenue). Receivables for these customers combined were 0% and 5% of the total accounts receivable at December 31, 2019 and 2018, respectively. Sales to another customer totaled $38,917 (14% of total revenue) in 2017.

One chemical customer and its affiliates, represented approximately 22%, 27%, and 30% of chemicals revenue (11% of total revenues each year) in 2019, 2018 and 2017, respectively. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. Receivable balances for this customer was 3% and 25% of the total accounts receivable at December 31, 2019 and 2018, respectively. One product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue), and 14% of chemical revenue in 2018 and 2017 (6% and 5% of total revenue, respectively).

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Inventory

Inventories are valued at the lower of cost or market. The Company determines the cost of raw materials, work in process, and finished goods inventories by the last-in, first-out ("LIFO") method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Derivative instruments

The Company records all derivative instruments at fair value. Fair value is determined by using the closing prices of the derivative instruments on the New York Mercantile Exchange at the end of an accounting period. Changes in the fair value of derivative instruments are recognized at the end of each accounting period and recorded in the statement of income as a component of cost of goods sold.

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2019 or 2018. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Marketable securities

Investments consist of marketable equity and debt securities stated at fair value. The debt securities are designated as available-for-sale securities at the time of purchase based upon the intended holding period. Gains and losses from the sale of marketable securities and the changes in the fair value of equity securities are recognized as “gains (losses) on marketable securities” as a component of other income (expense) in the consolidated statements of income and comprehensive income. The cost basis used for all marketable securities is specific identification. Changes in the fair value of debt securities are recognized in “accumulated other comprehensive income” on the consolidated balance sheets, unless the Company determines that an unrealized loss is other-than-temporary. If the Company determines that an unrealized loss is other-than-temporary, the Company recognizes the loss as a component of other income (expense).

See Notes 7 and 8 for further information on marketable securities and fair value measurements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Fair value measurements

The Company records recurring and non-recurring financial assets and liabilities as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

Property, plant, and equipment

Property, plant, and equipment is carried at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When the Company retires or otherwise disposes of an asset, it removes the cost of such asset and related accumulated depreciation from the accounts. The Company records any profit and loss on retirement or other disposition in earnings.

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets, generally using the straight-line method with the following useful lives:

Building & building equipment (years)	20	–	39
Machinery and equipment (years)	3	–	33
Transportation equipment (years)	5	–	33
Other (years)	5	–	33

Intangible assets

Intangible assets are carried at cost. Amortization expense for definite-lived intangible assets is generally determined using a straight-line method over the estimated useful life of the asset.

Impairment of assets

Long-lived tangible assets

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for tangible assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Indefinite-lived intangible assets

Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, legal and regulatory environment, industry and market conditions, financial performance, and any other relevant events or circumstances specific to the intangible asset. If it is more likely than not that the fair value of the intangible asset is greater than the carrying value, no further testing is required. Otherwise, the Company will apply the quantitative impairment test method. In performing the Company's qualitative analysis, the Company determined that it was more likely than not that the indefinite-lived intangible asset's fair value was greater than the carrying value.

Asset retirement obligations and environmental costs

The Company establishes reserves for closure/post-closure costs associated with the environmental and other assets it maintains, which include, but are not limited to, waste management units, such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a liability is established with a corresponding asset for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and the Company’s environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 27 years. Changes made in estimates of the asset retirement obligation costs or the estimate of the useful lives of these assets are reflected in earnings as an increase or decrease in the period such changes are made.

Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control facilities is charged to expense.

Litigation

The Company and its operations from time to time may be parties to or targets of lawsuits, claims, investigations, and proceedings including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and environmental matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Revenue recognition

In the year ended December 31, 2017 included in the consolidated statement of operations, amounts recognized for revenue and other revenue related balances were in accordance with ASC 605, Revenue Recognition. For most product sales, revenue was recognized when product was shipped from the Company facilities and risk of loss and title had passed to the customer, which was in accordance with customer contracts and the stated shipping terms. All custom manufactured products were manufactured under written contracts. Performance chemicals and biofuels were usually sold pursuant to the terms of written purchase orders. In general, customers did not have any rights of return, except for quality disputes. However, all products were tested for quality before shipment, and historically returns were inconsequential. The Company did not offer rebates or other warranties.

Bill and hold transactions related to a few specialty chemical customers whereby revenue was recognized in accordance with contractual agreements based on product produced and readied for use. Sales were subject to written monthly purchase orders with the agreement that production was reasonable. The inventory was custom manufactured and stored at the customer's request and could not be sold to another buyer. Credit and payment terms for bill and hold transactions were similar to other specialty chemical customers.

Taxes collected from customers and remitted to governmental authorities were excluded from revenue. Shipping and handling fees related to sales transactions were billed to customers and recorded as sales revenue.

As of January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, and related subsequently issued ASUs (“Topic 606”) using the modified retrospective approach, which resulted in a $6,900 adjustment recognized through equity upon adoption.  Prior to such time, including during the period within the financial statements for the year ended December 31, 2017 included in the consolidated statement of income, the Company was recognizing revenue in accordance with ASC 605, Revenue Recognition.  In accordance with Topic 606, the Company recognizes revenue when performance obligations of the customer contract are satisfied. The Company sells to customers through master sales agreements or standalone purchase orders. The majority of the Company’s revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied. Accordingly, the Company recognizes revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to a Company storage location, ready for customer pickup and separated from other Company inventory. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated price. The Company sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 2 to 10 days for biofuels segment customers.

The Company applies the practical expedient and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Revenue within the biofuel segment includes a reduction for customer rebate amounts from the retroactive reinstatement of the BTC passed in law in December 2019. See Note 3 for details. Also included is the revenue from biodiesel RINs upon the transfer of the RIN to the buyer. RINs are renewable identification numbers under the Renewable Fuel Standard (“RFS2”) used to incent the use of renewable fuels domestically. RINs are generated at 1.5 RINs per gallon of biodiesel produced and sold. Revenue is recognized from RINs when transferred to the buyer in the government provided tracking system. No cost is incurred in the generation of a RIN.

The accounting policies for taxes collected from customers and shipping and handling fees did not change with the adoption of Topic 606.

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. Biodiesel cost of goods sold also includes a credit for the one dollar per gallon BTC for blending biodiesel with petroleum diesel when in law. This tax credit was not in law during 2017. In February 2018, the tax credit was retroactively reinstated for 2017. In December 2019, the tax credit was retroactively reinstated for all of 2018 and 2019. See Note 3 for further discussion.

Distribution expense includes outbound freight costs, depreciation of distribution equipment, and other indirect costs necessary to distribute product.

Selling, general, and administrative expenses

Selling, general, and administrative expenses include personnel costs associated with sales, marketing, and administration; legal and related costs; consulting and professional service fees; advertising expenses; and other similar costs.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Research and development expenses

Research and development expenses include direct salaries, depreciation of equipment, material expenditures, contractor fees, and other indirect costs. All costs identified as research and development costs are charged to expense when incurred.

Comprehensive income

Comprehensive income is comprised of net income and other comprehensive income (loss) (“OCI”). Comprehensive income comprises all changes in stockholders’ equity from transactions and other events and circumstances from non-owner sources. The Company’s OCI comprises unrealized gains and losses resulting from its investments in marketable debt securities classified as available-for-sale (see Note 7).

Realized gains and losses are determined using the specific identification method and are recognized in OCI.

Income taxes

The income tax (benefit) provision is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is recorded as a component of the income tax provision.

Recently adopted accounting standards

The Company adopted ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities on January 1, 2019 which requires that equity investments be measured at fair value and changes in fair value recognized in net income. The Company used the modified retrospective method, and therefore, no adjustments were made to amounts in the prior period financials. The Company recorded the cumulative effect of adopting the standard as an adjustment to increase the January 1, 2019 opening balance of retained earnings by $13,139 on a pre-tax basis ($8,273 after-tax) related to the net impact of unrealized gains and losses primarily on equity securities and preferred stock.

The FASB issued ASU 2016-02, Leases, (“Topic 842”), which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months. An ROU asset represents the Company’s right to use an underlying asset for the lease term, and a lease liability represents the Company’s obligation to make lease payments under the leases.

The Company adopted the new lease standard January 1, 2019 under the modified retrospective transition approach using the effective date as the date of initial application with the practical expedient election for short-term lease exemption along with the election to not separate lease and non-lease components for all leases. The Company determines lease existence and classification at inception when an agreement conveys the right to control identified property for a period of time in exchange for consideration. Upon adoption, an ROU asset and a lease liability were reported as other noncurrent assets of $1,641 and other current liabilities and other noncurrent liabilities of $370 and $1,271, respectively. See Note 15 for additional information on leases.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Recently issued accounting standards not yet adopted

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. In December 2019, the FASB issued these amendments to remove specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period:

-Exception to the incremental approach for intraperiod tax allocation;

-Exceptions to accounting for basis differences when there are ownership changes in foreign investments; and

-Exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses.

The ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for:

-Franchise taxes that are partially based on income;

-Transactions with a government that result in a step up in the tax basis of goodwill;

-Separate financial statements of legal entities that are not subject to tax; and

-Enacted changes in tax laws in interim periods.

The effective date is for annual periods beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted, including any interim period. The Company is evaluating the impact on current reporting under Topic 740 to determine the timing and impact of adoption.

ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued this update with subsequent amendments by ASUs 2019-11, 2019-10, 2019-05, and 2019-04. This update requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Although delayed for some entities, these amendments are effective for annual periods beginning after December 15, 2019. Earlier adoption is permitted. The Company plans to adopt the new guidance effective January 1, 2020, with minimal impact.

3)	Reinstatement of the biodiesel blenders' tax credit and small agri-biodiesel producer tax credit

The BTC provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When the tax credit is enacted and in effect, the Company is the blender of record and recognizes the credit as a reduction to cost of goods sold.

The Bipartisan Budget Act of 2018 was passed by Congress and signed into law on February 9, 2018, retroactively reinstating the BTC for 2017.  As this act was passed into law in 2018, the Company recognized the 2017 impact within the Company’s 2018 financial statements, which resulted in a gross profit of $28,865.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. As this act was passed into law in 2019, the Company recognized its impact in 2019 for both periods within the Company’s 2019 financial results. The Company recorded a gross profit from the BTC of $57,872, that was comprised of $26,571 and $31,301 for 2019 and 2018, respectively.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2019, 2018 and 2017 in the same accounting period as the benefit from the BTC as described above.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

4)	Revenue recognition

The majority of revenue is from short term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied.

Certain of the Company’s custom chemical contracts within the chemical segment contain a material right, as defined by Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2019 and 2018 consist of unbilled revenue from only one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $5,926 and $5,823 in 2019 and 2018, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $4,077 and $6,504 in 2019 and 2018, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities	December 31,
	2019	2018*
Trade receivables, included in accounts receivable, net of allowances for bad debts of $0**	$11,902	$15,496
Contract assets, included in accounts receivable	1,067	798
Contract liabilities, included in Deferred revenue - short-term	5,030	4,374
Contract liabilities, included in Deferred revenue - long-term	17,151	15,959

*Contract asset and contract liability balances at January 1, 2018 were $505 and $21,013, respectively.

**Exclusive of the BTC of $97,295 and $0, respectively, and net of allowances for bad debt of $0 as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2019, approximately $22,181 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from three to seven years. Approximately 23% of this revenue is expected to be recognized over the next 12 months, and 77% is expected to be recognized between one and 7 years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual
	Twelve months ended December 31,
	2019	2018
Contract revenue from customers with > 1 year arrangements	$40,156	$60,721
Contract revenue from customer with < 1 year arrangement	204,271	243,634
Revenue from non-contractual arrangements	222	222
BTC rebate	(39,423)	(13,559)
Total revenue	$205,226	$291,018

Timing of revenue
	Twelve months ended December 31,
	2019	2018
Bill-and-hold revenue	$51,700	$44,924
Non-bill-and-hold revenue	153,526	246,094
Total revenue	$205,226	$291,018

Bill-and-hold transactions consisted of three specialty chemical customers in 2019 and 2018, and two in 2017 whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $51,700, $44,924, and $17,517 for the years ended December 31, 2019, 2018, and 2017, respectively. For the years ended December 31, 2019 and 2018, $3,255 and $4,203, respectively, was included as revenue for products that had not been shipped. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2019, 2018, and 2017 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2019	2018	2017
United States	$203,470	$289,019	$271,635
All Foreign Countries	1,756	1,999	3,391
Total	$205,226	$291,018	$275,026

For the years ended December 31, 2019, 2018, and 2017, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

5)	Inventory

The carrying values of inventory were as follows as of December 31:

	2019	2018
At average cost (approximates current cost)
Finished goods	$22,564	$23,658
Work in process	2,768	2,100
Raw materials and supplies	20,121	23,909
	45,453	49,667
LIFO reserve	(7,880)	(10,371)
Total inventory	$37,573	$39,296

There was no lower of cost or market adjustment for the years ended December 31, 2019 and 2018.

6)	Derivative instruments

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income as a component of cost of goods sold and amounted to a loss of $1,301, a gain of $633, and a loss of $3,844 for the years ended December 31, 2019, 2018, and 2017, respectively.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2019		2018
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated options, included in other current assets	-	$-	100	$(484)
Regulated fixed price future commitments, included in other current assets	140	$(267)	96	$187

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,091 and $980 at December 31, 2019 and 2018, respectively, and is classified as other current assets in the consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

7)	Marketable securities

At December 31, 2019 and 2018, the Company had investments in certain debt securities (trust preferred securities and exchange traded debt instruments as shown in the table below) and in preferred stock and other equity instruments which totaled $73,620 and $79,888, respectively. These investments are classified as current assets in the consolidated balance sheets. The Company has designated the debt securities as being available-for-sale. Accordingly, debt securities were recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. For the years ended December 31, 2019 and 2018, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as gain (loss) on marketable securities as a component of net income in the amount of $6,281 and ($13,238), respectively.

FutureFuel’s available-for-sale debt securities were comprised of the following at December 31, 2019 and 2018:

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,676	$250	$-	$3,926
Exchange traded debt instruments	1,428	128	(3)	1,553
Total	$5,104	$378	$(3)	$5,479

	December 31, 2018
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,147	$21	$(18)	$3,150
Exchange traded debt instruments	1,428	37	(65)	1,400
Total	$4,575	$58	$(83)	$4,550

The aggregate fair value of debt securities with unrealized losses totaled $151 and $2,540 at December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had debt securities with a total value of $151 that were in an unrealized loss position for greater than a 12-month period. The unrealized loss position for these securities was $3.  This loss position represented a minimal reduction for these securities, and they are expected to fully recover given changes in market value.

In 2019, 2018, and 2017, the Company recategorized a net gain of $0, $0, and $248, respectively, from accumulated other comprehensive income to a component of net income as a result of sales of available-for-sale securities.

As of December 31, 2019, the contractual maturities of debt securities with an adjusted cost basis of $5,104 and fair value of $5,479 were greater than 10 years.

8)	Fair value measurements

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants as of the measurement date. Fair value accounting pronouncements also include a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Marketable securities and derivative instruments were fair value measurements using inputs considered as Level 1. The Company had no Level 2 or Level 3 securities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2019	2018
Land and land improvements	$5,924	$5,929
Buildings and building equipment	27,244	27,021
Machinery and equipment	176,772	169,341
Construction in progress	646	2,643
Accumulated depreciation	(111,989)	(101,359)
Total	$98,597	$103,575

Depreciation expense totaled $12,087, $11,227, and $11,645 for the years ended December 31, 2019, 2018, and 2017, respectively.

Expenditures for planned major maintenance activities are recognized as expense as incurred.

10)	Intangible assets

In April 2015, the Company acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of December 30, 2019 and 2018. The Company tested the intangible asset for impairment in accordance with Topic 350, Intangibles - Goodwill and Other, and no impairment was necessary for either period.

11)	Other assets

Other assets primarily comprise supplies and parts that have been held longer than 24 months and are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,054 and $3,806 at December 31, 2019 and 2018, respectively.

12)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities, consisted of the following at December 31:

	2019	2018
Accrued employee liabilities	$2,534	$1,253
Accrued property, franchise, motor fuel and other taxes	1,226	1,225
Lease liability, current	537	-
Other	113	264
Total	$4,410	$2,742

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

13)	Borrowings

On April 16, 2015, the Company, with FutureFuel Chemical Company as borrowers, and certain of the Company’s other subsidiaries, as guarantors, entered into a $150,000 secured and committed credit facility with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. On May 25, 2016, the facility was increased by $15,000. The credit facility consisted of a five-year revolving credit facility of up to $165,000, which included a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). As of December 31, 2019, the Company had $1,617 outstanding in standby letters of credit under this arrangement.

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

The terms of the Credit Facility contain certain covenants and conditions including a maximum consolidated leverage ratio, a minimum consolidated fixed charge coverage ratio, and a minimum liquidity requirement. The Company was in compliance with such covenants as of December 31, 2019.

There were no borrowings under this credit agreement at December 31, 2019 and 2018.

The Credit Facility is expected to be renewed for a five-year term prior to its expiration date on April 15, 2020 in substantially the same form as the expiring credit agreement with a reduced borrowing basis.

At December 31, 2019, the Company also had $5,000 outstanding with another domestic bank for a standby letter of credit under a six-month agreement.

14)	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,288 and $904 as of December 31, 2019 and 2018, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet. The accretion expense for 2019 and 2018 was $28. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $356 in 2019.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15)	Lease commitments and purchase obligations

The Company leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases are direct, and no subleases exist. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. These leases have remaining terms from one to five years with a weighted average remaining term of four years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments.

 Following are supplemental income statement and cash flow information related to leases at December 31, 2019.

	Twelve Months Ended
	December 31,
	2019	2018
Operating lease expense	$576	$540
Short-term lease expense	$171	$-
Cash paid for operating leases	$576	$540
Right of use assets obtained in exchange for lease obligations	$432	$-
Weighted average discount rate	4.4% per annum	N/A

On December 31, 2019, an ROU asset and a lease liability were reported as other noncurrent assets of $1,557 and other current liabilities and other noncurrent liabilities of $537 and $1,020, respectively.

Following are maturities of lease liabilities at December 31, 2019.

2020	$595
2021	389
2022	370
2023	318
2024	32
Total	1,704
Less: imputed interest	(147)
Present value of lease liabilities	$1,557

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one year terms.

The Company holds one non-cancelable obligation for software maintenance with payment obligations for each year presented as follows.

2020	$37
2021-2023	111
2024-2025	74
2026 and later	6
Total	$228

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16)	Income tax (benefit) provision

The following table summarizes the income tax provision (benefit):

	2019	2018	2017
Income before taxes - U.S.	$79,795	$60,177	$16,649
Income tax provision:
Federal
Current	(2,811)	7,105	6,185
Deferred	(4,006)	(1,389)	(12,632)
State and other
Current	(430)	1,167	610
Deferred	(1,139)	136	(1,025)
Total	$(8,386)	$7,019	$(6,862)

Differences between the income tax (benefit) provision computed using the U.S. federal statutory income tax rate were as follows:

	2019		2018		2017
Amount computed using the statutory rate	21.0%		21.0%		35.0%
Section 199 manufacturing deduction	-		-		(0.5%	)
Small Agri-biodiesel Producer Tax Credit	(3.0%	)	(1.6%	)	-
Federal BTC benefit	(23.4%	)	(12.9%	)	-
State BTC benefit	(5.8%	)	(3.3%	)	-
Credit for increasing research activities	(0.2%	)	(0.2%	)	(0.8%	)
Dividends received deduction	(0.4%	)	(0.6%	)	(5.2%	)
State income taxes, net	4.0%		4.2%		2.8%
State research credits	(0.9%	)	-		-
State rate change impact	(1.6%	)	-		-
Tax expense recorded as an increase in unrecognized tax benefit	-		5.3%		1.1%
Tax Cuts and Jobs Act of 2017 impact	-		-		(72.5%	)
Other	(0.2%	)	(0.2%	)	(1.1%	)
Income tax (benefit) provision	(10.5%	)	11.7%		(41.2%	)

The income tax benefit in 2019 was (10.5%) or ($8,386) as compared to an income tax provision of 11.7% or $7,019 in 2018 and an income tax benefit of (41.2%) or ($6,862) in 2017.

The Company’s effective tax rate for the year 2019 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2018 and 2019, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2019, 2018, and 2017. The 2019 effective tax rate was also favorably impacted by the Company being granted a retroactive research and development credit for a prior year in a state where it does significant business. Additionally, the Company’s effective tax rate reflects a one-time benefit from state legislation enacted during the year which applies a lower tax rate to future reversals of deferred tax liabilities.

The Company’s effective tax rate for the year 2018 reflects an uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit was retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018.

The Company’s effective tax rate for the year 2017 reflects a one-time benefit from The Tax Cuts and Jobs Act of 2017 (“The Act”). The Act provided for a federal tax rate from 35% to 21% effective January 1, 2018. The Company recognized a one-time $12,066 income tax benefit from anticipated lower tax rates on future reversals of deferred tax liabilities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2019	2018
Deferred tax assets
Compensation	$267	$30
Inventory reserves	650	458
Self-insurance	103	63
Asset retirement obligation	199	209
Deferred revenue	4,427	5,015
Federal net operating loss carryforwards	3,121	1
State net operating loss carryforwards	363	-
Accrued expenses	1,684	1,653
Stock-based compensation	41	108
State credit carryforwards	343	-
Derivative instruments	56	-
Other	-	130
Total deferred tax assets	11,254	7,667
Deferred tax liabilities
Available-for-sale securities, unrealized gains	(79)	-
Derivative instruments	-	(86)
LIFO inventory	(2,860)	(3,389)
Depreciation	(19,891)	(22,010)
Marketable securities, unrealized gains	(1,334)	-
Other	(55)	(208)
Total deferred tax liabilities	(24,219)	(25,693)
Net deferred tax liabilities	$(12,965)	$(18,026)

Based on technical guidance from Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

Net operating loss carryforwards reflect losses generated in 2019 for federal and state income tax purposes. The federal carryforward of $3,121 is available to reduce future federal taxable income over an indefinite period. Utilization of this carryforward is limited to 80% of taxable income in any given year. The state loss carryforwards of $363 have varying lives, with the majority expiring in 2024.

The following table summarizes the Company’s unrecognized tax positions.

	2019	2018	2017
Balance at January 1	$2,804	$-	$2,056
Increases to tax positions taken in the current year	-	-	-
Increases to tax positions taken in a prior year	-	2,804	-
Decrease due to resolution of tax positions taken in a prior year	(2,804)	-	(2,056)
Balance at December 31	$-	$2,804	$-

The Company does not expect its unrecognized tax positions to change significantly over the next 12 months.

The Company records interest and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of ($557) and $681 for December 31, 2019 and 2018, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 and $598 at December 31, 2019 and 2018, respectively.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2014 forward. The Internal Revenue Service concluded its audit of the Company’s 2014 through 2016 income tax returns in the third quarter of 2019. Any unrecognized tax benefits were realized at that time.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

17)	Earnings per share

In the year ended December 31, 2019, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested, and, thus, the two-class method was unnecessary. During 2018 and 2017, the Company had unvested participating shares and computed earnings per share using the two-class method in accordance with ASC Topic 260, Earnings per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. There were no other participating securities at December 31, 2019, 2018 or 2017.

The Company had shares contingently issuable of 12,500 and 79,167 associated with outstanding service-based restricted stock units for the years ended December 31, 2018 and 2017, respectively. These shares were not included in the earnings per share calculations as the vesting conditions had not been satisfied. There were no outstanding service-based restricted stock units for the year ended December 31, 2019.

Basic and diluted earnings per common share were computed as follows:

	For the twelve months ended December 31:
	2019	2018	2017
Numerator:
Net income	$88,181	$53,158	$23,511
Less: distributed earnings allocated to non-vested stock	-	-	(6)
Less: undistributed earnings allocated to non-vested restricted stock	-	(16)	(21)
Numerator for basic earnings per share	$88,181	$53,142	$23,484
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	-	16	21
Less: undistributed earnings reallocated to non-vested restricted stock	-	(16)	(21)
Numerator for diluted earnings per share	$88,181	$53,142	$23,484
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,725,333	43,676,171
Effect of dilutive securities:
Stock options and other awards	1,433	5,859	9,408
Weighted average shares outstanding – diluted	43,744,676	43,731,192	43,685,579

Basic earnings per share	$2.02	$1.22	$0.54
Diluted earnings per share	$2.02	$1.22	$0.54

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2019, 2018 and 2017 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 35,000, 15,000, and 7,500, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

18)	Stock-based compensation

The Board of Directors of the Company adopted an omnibus incentive plan which was approved by the shareholders of the Company at its 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). The purpose of the plan is to:

●

Encourage ownership in the Company by key personnel whose long-term employment with or engagement by the Company or its subsidiaries is considered essential to its continued progress and, thereby, encourage recipients to act in the Company’s shareholders’ interests and share in its success;

●	Encourage such persons to remain in the Company’s employ or in the employ of its subsidiaries; and
●	Provide incentives to persons who are not the Company employees to promote the Company’s success.

The Incentive Plan authorizes the Company to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. Eligible participants in the plan include: (i) members of the Company’s board of directors and its executive officers; (ii) regular, active employees of the Company and any of its subsidiaries; and (iii) persons engaged by the Company or any of its subsidiaries to render services to the Company or its subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of the Company’s common stock, which may be shares acquired by the Company, including shares purchased in the open market, or authorized but un-issued shares. Awards are limited to 10% of the issued and outstanding shares of the Company’s common stock in the aggregate.

The Incentive Plan became effective upon its approval by the Company’s shareholders on September 7, 2017 and continues in effect for a term of ten years thereafter unless amended and extended by the Company or unless otherwise terminated.

The Company recognizes compensation expense in its financial statements for stock-based options based upon the grant-date fair value over the requisite service period.

No stock awards were issued in 2019, 2018 or 2017.

In September 2019 and October 2018, under the Incentive Plan, the Company granted a total of 10,000 stock options to a new member of the Board of Directors in each period. The options awarded in both years have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2019 vested immediately upon grant and expire in November 2024. All options awarded in 2018 vested immediately upon grant and expire in October 2023.The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.24 and $3.64 per option in 2019 and 2018, respectively.

No stock options were granted in 2017.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2019.

All of the options exercised in 2018 were exercised on a cashless basis and resulted in 30,896 shares of the Company’s common stock being returned to the Company by the stock option holder. All of the stock awards that vested were issued on a cashless basis and resulted in 7,531 shares of the Company’s common stock being returned to the Company by the stock award holder. Such shares were returned to satisfy payment of the exercise price along with minimum tax withholdings. Such minimum tax withholdings totaled $111 for stock awards and $65 for stock options exercised on a cashless basis.

In 2017, a portion of stock awards that vested were exercised on a cashless basis and resulted in 8,300 shares of the Company's common stock being returned to the Company by the stock award holder. Minimum tax requirements related to these exercises were $121.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	October 2018 Options	September 2019 Options
Expected volatility rate	33.87%	31.28%
Expected dividend yield	1.48%	1.99%
Risk-free interest rate	2.86%	1.71%
Expected forfeiture rate	0.00%	0.00%
Expected term in years	2.7	2.6

The volatility rate for the options granted in 2019 and 2018 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

For the years ended December 31, 2019, 2018, and 2017, total share-based compensation expense (before tax) totaled $21, $357, and $998, respectively. In the years ended December 31, 2019, 2018, and 2017, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2019 and 2018, there was no unrecognized compensation expense related to stock options.

A summary of the activity of the Company’s stock options and awards for the period beginning January 1, 2017 and ending December 31, 2019 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2017*	70,000	$12.48
Granted	-	$-
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2017	70,000	$12.48
Granted	10,000	$16.21
Exercised	(40,000)	$11.34
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2018	40,000	$14.55
Granted	10,000	$12.07
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2019	50,000	$14.05

(*) Granted pursuant to the “Prior Plan”.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 4,354,167 options available for grant under the Incentive Plan and no further awards available under the Prior Plan at December 31, 2019. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan and Prior Plan at December 31, 2019.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2019	Life	Price	2019	Price
$13.99	30,000	0.96	$13.99	30,000	$13.99
$16.21	10,000	3.81	$16.21	10,000	$16.21
$12.07	10,000	4.72	$12.07	10,000	$12.07
	50,000	2.28	$14.05	50,000	$14.05

The aggregate intrinsic values of total options outstanding and exercisable at December 31, 2019 and 2018 were $3 and $56, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2019 and 2018, respectively, exceeded the exercise price of the options granted.

The following summarizes unvested restricted stock activity under the Prior Plan:

	Number of	Weighted Average	Weighted
	Restricted	Grant Date	Average Life
	Stock	Fair Value	Remaining
Unvested as of January 1, 2017	133,334	$16.90	1.15
Granted	-	-	-
Vested	108,334	$16.85	-
Forfeited	-	-	-
Unvested as of December 31, 2017	25,000	$17.09	0.67
Granted	-	-	-
Vested	25,000	$17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2018	-	$-	-
Granted	-	-	-
Vested	-	$-	-
Forfeited	-	-	-
Unvested as of December 31, 2019	-	$-	-

In 2017, management adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). With this adoption, the excess tax benefit attributable to restricted stock has been recorded as an increase in the benefit for income taxes in 2019, 2018, and 2017. The Company realized a tax benefit of $0, $12, and $31 in the years ended December 31, 2019, 2018 and 2017, respectively, related to the vesting of restricted shares.

19)	Stockholders’ equity

Mr. Paul A. Novelly, executive chairman of the board, or his affiliates are entitled to demand that the Company register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of certain shares of the Company’s common stock beneficially owned by Mr. Novelly or his affiliates (including St. Albans Global Management, Limited Partnership, LLLP). If Mr. Novelly or his affiliates exercise their registration rights with respect to all of their shares of the Company’s common stock, there will be an additional 7,012,600 available for trading in the public market.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

20)	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,771, $1,801, and $1,632 for the years ended December 31, 2019, 2018, and 2017, respectively.

21)	Related party transactions

The Company enters into transactions with companies affiliated with or controlled by a director or significant stockholder. Revenues, expenses, accounts receivable, prepaid amounts, and unpaid amounts related to these transactions are captured on the consolidated financial statements as related party line items. These related party transactions are summarized in the following table and further described below.

Related party balance sheet accounts

	2019	2018
Accounts receivable
Biodiesel, petrodiesel, blends, and other petroleum products	$4,602	$1,844
Total accounts receivable	$4,602	$1,844
Prepaid expenses
Administrative services and other	$12	$12
Total prepaid expenses	$12	$12

Accounts payable
Natural gas and fuel purchases	$867	$1,354
Travel and administrative services	388	335
Total accounts payable	$1,255	$1,689
Accrued expenses and other current liabilities
Travel and administrative services	$64	$-
Total accrued liabilities	$64	$-

Related party income statement accounts

	For the years ended December 31:
	2019	2018	2017
Revenues
Biodiesel, petrodiesel, blends, and other petroleum products	$3,178	$4,069	$1,882
Total revenues	$3,178	$4,069	$1,882
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$12,647	$13,985	$21,655
Natural gas purchases	4,298	5,510	4,871
Total cost of goods sold	$16,945	$19,495	$26,526
Distribution
Distribution and related services	$181	$191	$160
Total distribution	$181	$191	$160
Selling, general and administrative expenses
Commodity trading advisory fees	$307	$307	$307
Travel and administrative services	280	282	189
Income tax, consulting services, and other	120	101	80
Total selling, general, and administrative expenses	$707	$690	$576

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Biodiesel, petrodiesel, blends, and other petroleum products

The Company enters into agreements to buy and sell biofuels (biodiesel, petrodiesel, biodiesel/petrodiesel blends, RINs, and biodiesel production byproducts) and other petroleum products, such as gasoline, with an affiliate from time to time. Such agreements are priced at the then-current market price of the product as determined from bids from other customers and/or market pricing services. Cost of goods sold related to these sales includes variable costs and allocated fixed costs. The revenue amounts presented in the table above result when the Company sells biodiesel, petrodiesel, blends, and other petroleum products to a related party regardless of who the material was purchased from.  Likewise, cost of goods sold amounts result when biodiesel, petrodiesel, blends, and other petroleum products are purchased from a related party regardless of who the material was sold to.

Natural gas purchases

The Company uses natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. This natural gas is purchased through an affiliate provider of natural gas marketing services. Expenses related to these purchases include the cost of the natural gas only; transportation charges are paid to an independent third party.

Distribution and related services

Distribution and related services comprise barge transportation and related unloading charges for petrodiesel that were arranged and paid for by an affiliate and subsequently rebilled to the Company. Additionally, the Company leases oil storage capacity from an affiliate under a storage and throughput agreement. This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate. Expenses related to this agreement include monthly lease charges, generally on a per-barrel basis, and associated heating, throughput, and other customary terminalling charges.

Commodity trading advisory fees

The Company entered into a commodity trading advisory agreement with an affiliate. Pursuant to the terms of this agreement, the affiliate provides advice to the Company concerning the purchase, sale, exchange, conversion, and/or hedging of commodities as requested from time to time.

Travel and administrative services

The Company reimburses an affiliate for legal, trading, travel and other administrative services incurred on its behalf. Such reimbursement is performed at cost with the affiliate realizing no profit on the transaction.

Income tax and consulting services

An affiliate provides professional services to the Company, primarily in the area of income tax preparation and consulting. The Company also receives certain finance and accounting expertise from this affiliate as requested. Expenses related to these services comprise an agreed quarterly fee plus reimbursement of expense, at cost and are reported as selling, general, and administrative expenses.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

22)	Segment information

The Company has two reportable segments organized along similar product lines – chemicals and biofuels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2.

Chemicals

The Company’s chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two product groups: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

The Company’s biofuels segment manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and the purchase and sale of other petroleum products on common carrier pipelines.

Summary of business by segment

	Twelve months ended
	2019	2018	2017
Revenue
Custom chemicals	$90,962	$97,746	$87,905
Performance chemicals	13,865	19,382	17,481
Chemicals revenue	104,827	117,128	105,386
Biofuels revenue	100,399	173,890	169,640
Total Revenue	$205,226	$291,018	$275,026

Segment gross profit (loss)
Chemicals	$29,923	$33,986	$28,016
Biofuels	44,216	39,412	(7,755)
Total gross profit	$74,139	$73,398	$20,261

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

23)	Quarterly financial information (unaudited)

	Quarter
	1st		2nd	3rd	4th
2019
Revenue	$48,501		$70,864	$65,684	$20,177	*
Gross profit	$3,262		$3,270	$5,462	$62,145	*
Net income	$5,499		$3,687	$6,622	$72,373
Net income per common share:
Basic	$0.13		$0.08	$0.15	$1.65
Diluted	$0.13		$0.08	$0.15	$1.65

2018
Revenue	$55,747	*	$88,336	$81,422	$65,513
Gross profit	$37,507	*	$8,271	$12,653	$14,967
Net income	$35,826		$6,051	$9,445	$1,836
Net income per common share:
Basic	$0.82		$0.14	$0.22	$0.04
Diluted	$0.82		$0.14	$0.22	$0.04

*The fourth quarter of 2019 and the first quarter of 2018 includes the retroactive reinstatement of the BTC in revenue and gross profit (see Note 3 for further information).

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

24)	Legal proceedings

The Company is not a party to, nor is any of its property subject to, any material pending legal proceedings, other than ordinary routine litigation incidental to its business. However, from time to time, the Company may be a party to, or a target of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which the Company expects to be handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of any matters currently pending, the Company does not believe that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows. However, adverse developments could negatively impact earnings or cash flows in future periods.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RSM US LLP was engaged as the principal accountant to audit our consolidated financial statements for 2019 and RubinBrown LLP was engaged as the principal accountant to audit our consolidated financial statements for 2018 and 2017. No other independent accountant was so engaged. There were no disagreements with RSM US LLP or RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2019 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by our auditor, RSM US LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s consolidated balance sheet of the Company as of December 31, 2019 and its consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for the year then ended, and our report dated March 13, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/RSM US LLP

St. Louis, Missouri

March 13, 2020

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2019.

Item 9B.     Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2019.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2019 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and Chief Executive Officer	76	2005	2021
Edwin A. Levy	82	2005	2022
Donald C. Bedell	78	2008	2022
Paul M. Manheim	71	2011	2020
Dale E. Cole	71	2015	2021
Terrance C.Z. Egger	62	2015	2022
Jeffrey L. Schwartz	71	2015	2020
Alain Louvel	74	2018	2021
Rose Sparks	53	2019	2020

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Paul A. Novelly	Chairman of the Board and Chief Executive Officer	76	2005
Thomas McKinlay	Chief Operating Officer	56	2017
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	53	2012
Paul M. Flynn	Executive Vice President	53	2015

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Identification of Certain Significant Employees

The following individuals are executive officers of FutureFuel Chemical Company who are expected to make significant contributions to our business.

			Officer
Name	Position	Age	Since
Thomas McKinlay	Chief Operating Officer	56	2017
Rose M. Sparks	Chief Financial Officer	53	2013
Paul M. Flynn	Executive Vice President of Business and Marketing	53	2014

There is no arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There is no family relationship between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since inception and chief executive officer since January 2013. Mr. Novelly is chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is president and a director of AIC Limited, a Bermuda-based oil trading company, a director and the chairman of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States, and chief executive officer of St. Albans Global Management, Limited Partnership, LLLP, which provides corporate management services. In the past five years, Mr. Novelly was a director of WPT GP, LLC, a wholly owned subsidiary of World Point Terminals, Inc. and general partner of World Point Terminals, LP. World Point Terminals, LP was a publicly traded master limited partnership listed on the New York Stock Exchange until July 2017. He currently serves on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and FCB Financial Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Mr. Novelly previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

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

Rose M. Sparks has been our principal financial officer and treasurer and principal accounting officer since November 8, 2012 and our chief financial officer since June 1, 2013. Prior to June 1, 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty-five years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks holds a certified public accounting certificate but has elected inactive status. In September 2019, Mrs. Sparks was appointed to the board as a Class B director whose term will expire at the Company’s 2020 Annual Meeting of Shareholders when the Class B directors will next be elected by the Company’s shareholders.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2019, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2019, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2019.

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

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a revised charter for such committee. A copy of this revised nominating/corporate governance committee charter is posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and have adopted a revised audit committee charter. A copy of this revised audit committee charter has been posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The current members of the audit committee are as follows:

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

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2019, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2020.

With the exception of Rose M. Sparks, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2019 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2020 and set or adjusted as the board deems appropriate.

In 2019, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2019. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income to compensate him for his services to us. The base salary for Mrs. Sparks was unchanged, however, directors fees of $12 were included for Mrs. Sparks in 2019. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. Flynn’s base salary was unchanged in 2019. Mr. McKinlay was hired in 2017 with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay’s base salary was unchanged in 2019. The Company’s compensation committee and board have considered the advisory vote on executive compensation cast by our shareholders at our annual shareholders’ meeting on September 7, 2017. Such advisory vote was determined to be in line with recommendations of the compensation committee and the board and the compensation decisions and policies of the Company.

For the year 2019, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2019 received approximately 87 hours of pay at their normal hourly rate. Employees hired in 2019 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than certain lead executives) received an additional bonus amount ranging from $0 to $83. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by FutureFuel Chemical Company’s executive team. Bonuses in 2019 for Mr. McKinlay, Mr. Flynn, Mrs. Sparks, and other members of management of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2019 with a target of 10% of after-tax earnings of FutureFuel Chemical Company, subject to certain adjustments, and solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. As of December 31, 2019, 20,000 options for shares of stock and no awards of shares of stock have been made. See Note 18 to our consolidated financial statements for a detailed discussion of 2019 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,354,167 shares are available to be issued under the Incentive Plan as of December 31, 2019.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2019 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2019, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2019.

Summary Compensation Table

(Dollars in thousands)

Person	Year	Salary	Bonus	Stock Awards (d)	Option Awards (e)	All Other Compensation (f)	Total
Paul A. Novelly (a)	2019	$-	$-	$-	$-	$-	$-
Chairman and Chief executive officer,	2018	$-	$-	$-	$-	$-	$-
FutureFuel Corp.	2017	$-	$-	$108	$-	$-	$108
Rose M. Sparks (a) (b)	2019	$195	$88	$-	$21	$20	$324
Chief financial officer, principal financial	2018	$183	$100	$-	$-	$20	$303
officer, and treasurer, FutureFuel Corp.	2017	$170	$88	$-	$-	$24	$282
Paul M. Flynn (a) (c)	2019	$226	$88	$-	$-	$21	$335
Executive vice president of business and marketing,	2018	$226	$100	$369	$-	$21	$716
FutureFuel Chemical Company	2017	$213	$88	$342	$-	$22	$665
Tom McKinlay (a)	2019	$287	$88	$-	$-	$22	$397
Chief operating officer	2018	$287	$100	$-	$-	$85	$472
FutureFuel Chemical Company	2017	$264	$88	$-	$-	$13	$365

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)	For Mrs. Sparks, salary includes director fees of $12 in 2019.

(c)

Mr. Flynn became FutureFuel Chemical Company’s executive vice president of business and marketing effective September 2, 2014. He was awarded 125,000 shares of our common stock, of which 25,000 vested immediately and 25,000 vested in each of the following four years.

(d)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation . Assumptions used for determining the value of option awards reported here are set forth in Note 18 to our consolidated financial statements included elsewhere herein. Mr. Novelly’s prior year stock awards amount restated to conform with current year presentation.

(e)

Represents the market price at the date of exercise less the exercise price determined by the fair value at the grant date under ASC Topic 718, Stock Compensation. The value of option awards reported here are set forth in Note 18 to our consolidated financial statements included elsewhere herein.

(f)

Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Rose M. Sparks (a)	09/17/2019	10,000	$12.07	$21

(a) In September 2019, we granted 10,000 stock options to Rose M. Sparks in connection with her appointment to our board of directors and in her capacity as a board member. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales price for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024. See Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

No stock options or stock awards were granted under an incentive plan to executive officers in 2019, except Mrs. Sparks in her capacity as a newly appointed member of the Board of Directors.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# ) Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date
Rose M. Sparks(a)	10,000	0	0	12.07	9/27/2024

(a) In September 2019, we granted 10,000 stock options to Rose M. Sparks in connection with her appointment to our board of directors and in her capacity as a board member. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales price for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024. This same information is reflected in the unexercised options, stock awards, and equity in incentive plan table in the Compensation of Directors table below. See Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

Option Exercises and Stock Vested

There were no options exercised by our executive officers in 2019 and no stock awards that vested in 2019.

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

Upon a termination of Mr. Flynn’s employment by Mr. Flynn for good reason, as defined in the employment agreement, Mr. Flynn would be entitled to (i) payment of his base salary for a period of six months; and (ii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2019, Mr. Flynn would have received $113 as payment of his base salary for a period of six months, and $7 as reimbursement for COBRA premiums for a period of six months.

Upon the Company's voluntary termination of Mr. Flynn’s employment, as defined in the employment agreement, Mr. Flynn would be entitled to (i) payment of his base salary for a period of six months; and (ii) to the extent eligible, reimbursement of COBRA premiums for a period of six months. Had such a termination occurred on December 31, 2019, Mr. Flynn would have been able to receive $113 as payment of his base salary for a period of six months, and $7 as reimbursement for COBRA premiums for a period of six months.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2019, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure for 2020.

The following is the compensation our directors earned for 2019.

					Change in
	Fees				Pension Value
	Earned			Non-Equity	and Non-Qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Paul A. Novelly	0	0	0	0	0	0	0
Edwin A. Levy	47	0	0	0	0	0	47
Donald C. Bedell	50	0	0	0	0	0	50
Paul M. Manheim	50	0	0	0	0	0	50
Dale E. Cole	38	0	0	0	0	0	38
Terrance C.Z. Egger	35	0	0	0	0	0	35
Jeffrey L. Schwartz	35	0	0	0	0	0	35
Alain Louvel	38	0	0	0	0	0	38
Rose Sparks	12	0	21	0	0	0	33

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2019 with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dale E. Cole (a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Terrance C.Z. Egger(a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Jeffrey L. Schwartz (a)	10,000	0	0	13.99	12/18/20	0	0	0	0
Alain Louvel (a)	10,000	0	0	16.21	10/24/23	0	0	0	0
Rose Sparks	10,000	0	0	12.07	9/17/24	0	0	0	0

(a)

In December 2019, October 2018, and September 2015, we granted a total of 10,000, 10,000, and 30,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024, October 24, 2023, and December 18, 2020, respectively. See Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

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

Median Employee total annual compensation   $59,314

Mr. Paul A. Novelly (‟PEO”) total annual compensation   $ 0

Ratio of PEO to Median Employee Compensation - N/A

In determining the median employee, a listing was prepared of all employees as of December 31, 2019. Employees’ actual gross wages and salaries were used for the full year of 2019.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2019, the Company employed 538 persons of which 380 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2019 were Donald C. Bedell, Terrance C.Z. Egger, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2019 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2019, we issued 20,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is plan is as of December 31, 2019.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	50,000(*)	$14.05(*)	4,354,167

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

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,743,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of March 13, 2020.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.5%
Edwin A. Levy (b)	280,725	*
Donald C. Bedell (c)	58,650	*
Paul M. Flynn	24,168	*
Rose M. Sparks	14,283	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	4,895	*
Dale E. Cole	350	*
Jeffrey L. Schwartz	-	*
Tom McKinlay	-	*
All directors and executive officers	18,121,274	41.4%
* less than 1%
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. We also may reimburse Apex Oil Company, Inc. for certain legal, trading and administrative services. The dollar amounts of such transactions and other related party transactions are detailed in Note 21 to our consolidated financial statements included elsewhere herein.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2019 and 2018, we incurred $381 and $357, respectively for audit and financial statement review services from RSM US LLP and RubinBrown LLP.

Audit-Related Fees

During fiscal 2019 and 2018, we incurred $12 and $12, respectively, for each year’s employee benefit plan audit procedures from RSM US LLP and RubinBrown LLP.

Tax Fees

During fiscal 2019 and 2018, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RSM US LLP and RubinBrown LLP.

All Other Fees

We did not incur any other fees for other services from RSM US LLP or RubinBrown LLP during fiscal 2019 or RubinBrown LLP during fiscal 2018.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2019 and 2018 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017.

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

10.11.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed November 6, 2014)

10.11.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 6, 2014)

10.11.3	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26, 2017)

11.	Statement re Computation of per Share Earnings

14.	Code of Business Conduct and Ethics (incorporated by reference to Exhibit No. 14 to Form 10-K filed March 16, 2011)

21.	Subsidiaries of FutureFuel Corp.

22.	Published report regarding matters submitted to vote of security holders (incorporated by reference to Form 8-K filed July 19, 2011)

23.1	Consent of RSM US LLP

23.2	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**

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

/s/ Rose M. Sparks

Rose M. Sparks, Director

Date: March 13, 2020