Form 10-Q
period 2020-03-31
FutureFuel Corp.
filed 2020-05-08
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware		20-3340900
(State or Other Jurisdiction of		(IRS Employer Identification No.)
Incorporation or Organization)

8235 Forsyth Blvd., Suite 400, St Louis, Missouri		63105
(Address of Principal Executive Offices)		(Zip Code)

(314) 854-8352
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FF	NYSE

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2020: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$248,102	$243,331
Accounts receivable, inclusive of the blenders' tax credit of $108,599 and $97,295 at March 31, 2020 and December 31, 2019, respectively, and net of allowances for bad debt of $33 and $0 at March 31, 2020 and December 31, 2019, respectively	128,055	110,264
Accounts receivable – related parties	427	4,602
Inventory	41,451	37,573
Income tax receivable	21,649	8,062
Prepaid expenses	1,761	1,932
Prepaid expenses – related parties	12	12
Marketable securities	59,644	73,620
Other current assets	1,610	1,493
Total current assets	502,711	480,889
Property, plant and equipment, net	96,946	98,597
Intangible assets	1,408	1,408
Other noncurrent assets	5,813	5,611
Total noncurrent assets	104,167	105,616
Total Assets	$606,878	$586,505
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $41,440 and $39,423	$63,456	$61,299
Accounts payable – related parties	440	1,255
Deferred revenue – short-term	4,093	5,237
Dividends payable	139,104	10,498
Accrued expenses and other current liabilities	6,602	4,410
Accrued expenses and other current liabilities – related parties	-	64
Total current liabilities	213,695	82,763
Deferred revenue – long-term	23,360	21,291
Noncurrent deferred income tax liability	12,859	12,965
Other noncurrent liabilities	2,329	2,388
Total noncurrent liabilities	38,548	36,644
Total liabilities	252,243	119,407
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding at March 31, 2020 and December 31, 2019	4	4
Accumulated other comprehensive (loss) income	(17)	296
Additional paid in capital	282,215	282,166
Retained earnings	72,433	184,632
Total stockholders’ equity	354,635	467,098
Total Liabilities and Stockholders’ Equity	$606,878	$586,505

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$52,372	$47,422
Revenue – related parties	710	1,079
Cost of goods sold	32,781	40,065
Cost of goods sold – related parties	2,215	3,796
Distribution	1,640	1,325
Distribution – related parties	47	53
Gross profit	16,399	3,262
Selling, general, and administrative expenses
Compensation expense	855	715
Other expense	582	501
Related party expense	148	129
Research and development expenses	835	706
Total operating expenses	2,420	2,051
Income from operations	13,979	1,211
Interest and dividend income	1,967	2,362
Interest expense	(56)	(43)
(Loss) gain on marketable securities	(10,059)	2,927
Other (expense) income	(8,148)	5,246
Income before taxes	5,831	6,457
Income tax (benefit) provision	(13,212)	958
Net income	$19,043	$5,499

Earnings per common share
Basic	$0.44	$0.13
Diluted	$0.44	$0.13
Weighted average shares outstanding
Basic	43,743,243	43,743,243
Diluted	43,743,243	43,748,974

Comprehensive income
Net income	$19,043	$5,499
Other comprehensive (loss) income from unrealized net (loss) gain on available-for-sale debt securities	(397)	256
Income tax effect	84	(54)
Total other comprehensive (loss) income, net of tax	(313)	202
Comprehensive income	$18,730	$5,701

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance - January 1, 2020, As adjusted	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635

	For the Three Months Ended March 31, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive income	-	-	202	-	-	202
Net income	-	-	-	-	5,499	5,499
Balance - March 31, 2019	43,743,243	$4	$182	$282,145	$112,448	$394,779

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$19,043	$5,499
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,004	2,725
Amortization of deferred financing costs	36	36
Benefit for deferred income taxes	(22)	(415)
Change in fair value of equity securities	9,570	(3,008)
Change in fair value of derivative instruments	(1,874)	(286)
Loss on the sale of investments	489	80
Stock based compensation	49	-
Loss on disposal of property and equipment	2	3
Noncash interest expense	19	7
Changes in operating assets and liabilities:
Accounts receivable	(17,803)	(1,320)
Accounts receivable – related parties	4,175	1,720
Inventory	(3,878)	(13,926)
Income tax receivable	(13,587)	1,340
Prepaid expenses	171	384
Other assets	120	36
Accounts payable	2,360	3,634
Accounts payable – related parties	(815)	(619)
Accrued expenses and other current liabilities	2,192	807
Accrued expenses and other current liabilities – related parties	(64)	-
Deferred revenue	925	31
Other noncurrent liabilities	(78)	(17)
Net cash provided by (used in) operating activities	4,034	(3,289)
Cash flows from investing activities
Collateralization of derivative instruments	1,876	590
Purchase of marketable securities	(964)	(9,096)
Proceeds from the sale of marketable securities	4,484	7,709
Proceeds from the sale of property and equipment	50	5
Capital expenditures	(1,608)	(2,246)
Net cash provided by (used in) investing activities	3,838	(3,038)
Cash flows from financing activities
Deferred financing costs	(477)	-
Payment of dividends	(2,624)	(2,624)
Net cash used in financing activities	(3,101)	(2,624)
Net change in cash and cash equivalents	4,771	(8,951)
Cash and cash equivalents at beginning of period	243,331	214,972
Cash and cash equivalents at end of period	$248,102	$206,021

Cash paid for interest	$1	$-
Cash paid for income taxes	$453	$3
Noncash investing and financing activities:
Cash dividends declared, not paid	$131,230	$-
Noncash capital expenditures	$-	$210
Noncash operating leases	$-	$432

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1)	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization

FutureFuel Corp. (“FutureFuel” or “the Company”), through its wholly-owned subsidiary, FutureFuel Chemical Company (“FutureFuel Chemical”), owns and operates a chemical production facility located on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River (the “Batesville Plant”). FutureFuel Chemical manufactures diversified chemical products, biobased products composed of biofuels, and biobased specialty chemical products. FutureFuel Chemical’s operations are reported in two segments: chemicals and biofuels.

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2019 audited consolidated financial statements and should be read in conjunction with the 2019 audited consolidated financial statements of FutureFuel.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. Certain reclassifications were made to prior period amounts to conform to the 2020 presentation. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

2)	REINSTATEMENT OF THE BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. As this act was passed into law in 2019, the Company recognized its impact in the last quarter of 2019 for both periods (2018 and 2019) within the Company’s 2019 financial results. The Company records the credit as a reduction to cost of goods sold.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

As the law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized its benefit in the last quarter of 2019 as described above.

3)	REVENUE RECOGNITION

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

Certain of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. FutureFuel applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimates the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at March 31, 2020 and December 31, 2019 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $2,307 and $1,438 for the three months ended March 31, 2020 and 2019, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $1,327 and $1,351 in the three months ended March 31, 2020 and 2019, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2020	December 31, 2019
Trade receivables, included in accounts receivable*	$18,974	$11,902
Contract assets, included in accounts receivable	$515	$1,067
Contract liabilities, included in deferred revenue - short-term	$3,886	$5,030
Contract liabilities, included in deferred revenue - long-term	$19,276	$17,151

*Exclusive of the BTC of $108,599 and $97,295, respectively, and net of allowances for bad debt of $33 and $0, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2020, approximately $23,162 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 17% of this revenue is expected to be recognized over the next 12 months, and 83% is expected to be recognized between one and five years. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2020	2019
Contract revenue from customers with > 1 year arrangements	$15,603	$15,418
Contract revenue from customers with < 1 year arrangements	39,440	33,028
Revenue from non-contractual arrangements	56	55
BTC rebate	(2,017)	-
Total revenue	$53,082	$48,501

Timing of revenue:

	Three Months Ended March 31,
	2020	2019
Bill-and-hold revenue	$10,153	$11,756
Non-bill-and-hold revenue	42,929	36,745
Total revenue	$53,082	$48,501

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2020	December 31, 2019
At average cost (approximates current cost)
Finished goods	$22,807	$22,564
Work in process	2,568	2,768
Raw materials and supplies	22,637	20,121
	48,012	45,453
LIFO reserve	(6,561)	(7,880)
Total inventory	$41,451	$37,573

5)	DERIVATIVE INSTRUMENTS

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2020 or 2019. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a gain of $6,857 for the three months ended March 31, 2020 and a loss of $1,476 for the three months ended March 31, 2019.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	128	$1,607	140	$(267)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of ($785) and $1,091 at March 31, 2020 and December 31, 2019, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6)	MARKETABLE SECURITIES

At March 31, 2020 and December 31, 2019, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized (loss) gain on equity securities held for the three months ended March 31, 2020 and 2019 were ($9,570) and $3,008, respectively.

Available for sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	March 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$-	$(51)	$3,625
Exchange-traded debt	1,428	30	-	1,458
Total debt securities	$5,104	$30	$(51)	$5,083

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$250	$-	$3,926
Exchange-traded debt	1,428	128	(3)	1,553
Total debt securities	$5,104	$378	$(3)	$5,479

The aggregate fair value of debt securities with unrealized losses totaled $3,625 at March 31, 2020 and $151 at December 31, 2019. Effective January 1, 2020 the Company adopted ASU 2016-13 using the modified retrospective approach. Under ASU 2016-13 the Company evaluates the debt securities for credit losses using the current expected credit loss model (“CECL”). At the date of adoption, the Company held no securities with a fair value below adjusted cost and no evaluation under the CECL model was required. At March 31, 2020, the Company held two trust preferred securities with large financial institutions that were in unrealized loss positions that mature October 30, 2040 and December 15, 2066. The Company determined an allowance for credit losses for these debt securities was not necessary as of March 31, 2020. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the three months ended March 31, 2020 or 2019.

The adjusted cost basis and fair value of debt securities at March 31, 2020, by contractual maturity, are shown below.

	March 31, 2020
	Adjusted Cost	Fair Value
Due in one year or less	$-	$-
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,104	5,083
Total	$5,104	$5,083

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7)	FAIR VALUE MEASUREMENTS

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2020 and December 31, 2019.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2020	Level 1	Level 2	Level 3
Derivative instruments	$1,607	$1,607	$-	$-
Preferred stock and other equity instruments	$54,561	$54,561	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,083	$5,083	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2019	Level 1	Level 2	Level 3
Derivative instruments	$(267)	$(267)	$-	$-
Preferred stock and other equity instruments	$68,141	$68,141	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,479	$5,479	$-	$-

8)	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 at March 31, 2020 and December 31, 2019 FutureFuel tests the intangible asset for impairment in accordance with Topic 350, Intangibles-Goodwill and Other.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2020	December 31, 2019
Accrued employee liabilities	$3,404	$2,534
Accrued property, franchise, motor fuel and other taxes	2,477	1,226
Lease liability, current	484	537
Other	237	113
Total	$6,602	$4,410

10)	BORROWINGS

On March 30, 2020, FutureFuel, with FutureFuel Chemical as the borrower and certain of FutureFuel’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The credit facility expires on March 30, 2025. The primary amendments from the Prior Credit Agreement were a reduction in the facility by $65,000, a reduction in the facility’s applicable interest rate by 0.25%, a reduction in the commitment fee, and elimination of the minimum consolidated fixed charge coverage ratio.

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio			Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.00%	0.00%	0.15%
≥ 1.00:1.0	And	< 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0	And	< 2.00:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0	And	< 2.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0			2.00%	1.00%	0.25%

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a consolidated minimum interest coverage ratio.

There were no borrowings under the Credit Agreement at March 31, 2020 or the Prior Credit Agreement at December 31, 2019.

11)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2020	2019
Income tax (benefit) provision	$(13,212)	$958
Effective tax rate	(226.6%)	14.8%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The effective tax rate for the three months ended March 31, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three months ended March 31, 2020 as FutureFuel will be able to carryback its 2019 federal NOL to a year with a higher tax rate rather than forward to a year with a lower tax rate.

The effective tax rate for the three months ended March 31, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first quarter of 2019. This rate was also favorably impacted from a retroactive research and development credit for 2018 in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at March 31, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of ($3) and ($557) at March 31, 2020 and December 31, 2019, respectively.

12)	EARNINGS PER SHARE

In the three months ended March 31, 2020 and 2019, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income	$19,043	$5,499
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,743,243
Effect of dilutive securities:
Stock options and other awards	0	5,731
Weighted average shares outstanding – diluted	43,743,243	43,748,974

Basic earnings per share	$0.44	$0.13
Diluted earnings per share	$0.44	$0.13

No options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as none were anti-dilutive in the three months ended March 31, 2020 and 2019.

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

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services by FutureFuel from these related parties.

14)	SEGMENT INFORMATION

FutureFuel has two reportable segments organized along similar product groups – chemicals and biofuels.

Chemicals

FutureFuel’s chemical segment manufactures diversified chemical products that are sold externally to third party customers. This segment is composed of two components: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

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

Summary of business by segment

	Three Months Ended March 31,
	2020	2019
Revenue
Custom chemicals	$23,760	$23,700
Performance chemicals	3,933	3,652
Chemicals revenue	27,693	27,352
Biofuels revenue	25,389	21,149
Total Revenue	$53,082	$48,501

Segment gross profit (loss)
Chemicals	$8,014	$7,309
Biofuels	8,385	(4,047)
Total gross profit	$16,399	$3,262

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

15)	SPECIAL CASH DIVIDEND

On March 23, 2020, the Company declared a special cash dividend of $3.00 per share on common stock in the amount of $131,230 that was paid on April 17, 2020.

16)	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted  Accounting Standards

In the first quarter of 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and the associated ASUs (collectively “Topic 326”) on a modified retrospective approach. The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to form credit loss estimates. The Company recorded a reduction to opening retained earnings of $12 and an allowance for bad debt of $12 on our consolidated financial statements.

Recently Issued Accounting Standards Not Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

Other

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  Effective March 12, 2020, the guidance in the update is in response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This guidance will ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued within our credit facility as described in Note 10.

.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

17)	LEGAL MATTERS

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

18)	SUBSEQUENT EVENTS

On January 30, 2020, the World Health Organization declared the coronavirus outbreak of 2019 (“COVID-19”) a “Public Health Emergency of International Concern” and on March 11, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of COVID-19 include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. COVID-19 and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which FutureFuel operates. FutureFuel continues to take actions to help prevent the spread of COVID-19 and, to date, has had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands. It is unknown how long the adverse financial conditions associated with COVID-19 will last and what the complete effect will be to FutureFuel. To date, FutureFuel is experiencing declining revenue and at times has experienced delayed shipments of select raw material supplies.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. Under the CARES Act, certain subsidiaries of FutureFuel entered into a loan with Saint Louis Bank pursuant to the Paycheck Protection Program (“PPP”) totaling $8,180 on April 10, 2020. At the time that FutureFuel applied for the PPP loan, it qualified to receive the funds pursuant to the then published eligibility requirements. FutureFuel ensured continued operation as part of the nation’s critical infrastructure on the receipt and availability of these funds. However, the Small Business Administration and Treasury Department subsequently issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, FutureFuel, out of an abundance of caution, determined to repay the full amount of the PPP loan on May 5, 2020.

In the absence of any government support from the PPP to mitigate the adverse impact of COVID-19 on our business, it is incumbent on FutureFuel to manage its response to this situation by drawing on its own resources. This resulted in reduced profitability to FutureFuel. The nature and extent of this response will be determined by the duration and severity of the on-going pandemic.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of FutureFuel Corp. (“FutureFuel”, “the Company”, “we”, or “our”) should be read together with our consolidated financial statements, including the notes thereto, set forth herein. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

Unless otherwise stated, all dollar amounts are in thousands.

Overview

Our company is managed and reported in two reporting segments: chemicals and biofuels. Within the chemical segment are two product groupings: custom chemicals and performance chemicals. The custom product group is composed of specialty chemicals manufactured for a single customer whereas the performance product group is composed of chemicals manufactured for multiple customers. The biofuels segment is composed of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects are currently unknown. Our priority has been to protect the well-being of our employees, support our customers, obtain materials from our suppliers, and maintain our manufacturing operations. We have been able to continue supplying our products to our customers to date, however, some customers have reduced their near-term demand. We have also been able to find alternative sources for raw materials and inputs to meet our near-term supply requirements.

We are closely monitoring the impact of COVID-19 on all aspects of our business, including its impact on our customers, employees, and suppliers. The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Because the magnitude and duration of the COVID-19 pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The three principle areas we anticipate COVID-19 to negatively impact our financial performance are through its impact on our customer demand, the impact on our ability to procure raw materials and inputs from suppliers, and our ability to operate our manufacturing facility.

Customer Demand – Several of our major chemical customers sell the products we produce for them in to markets that have been significantly impacted by COVID-19. The energy and automotive markets in particular have drastically been impacted starting in April which we anticipate will reduce chemical segment revenue the remainder of the year based on current estimates. Low diesel prices and a Renewable Identification Number (RIN) market that has stagnated on uncertainty of required mandates has similarly reduced the value of our finished product. The duration of this impact of COVID-19 is clearly difficult to forecast. We currently expect these markets to recover over time. However, the speed at which these market sectors rebound is highly uncertain and will be determined by reopening of economies and restoration of consumer confidence.

Supply Chain Impact – Supplier shutdowns may result in raw material or input shortages and negatively impact our ability to manufacture products and meet our customers’ demand. In our biofuel segment, we are seeing significant contraction among many of our feedstock suppliers. Closures and idling of restaurants (used cooking oil source), ethanol plants (corn oil source), rendering and poultry plants (tallow and grease source) have impacted our traditional supply chain. In addition, supply shortages may impact the timing of when customer facilities reopen and/or increase production and the speed at which customers ramp up production, negatively impacting demand for our products. Lower demand increases the risk that certain suppliers may face financial issues, potentially impacting their ability to supply.

Operations Impact - Our manufacturing is generally considered critical services and our plant remains open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we have had, where possible, employees work from home and temporarily closed portions of our offices. We continue to take actions to help prevent the spread of COVID-19 at work including social distancing, expanded cleaning and sanitization, adjusting work hours and temperature checks. To date we have had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, "Risk Factors" herein.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2020	2019	Change	Change
Revenue	$53,082	$48,501	$4,581	9.4%
Income from operations	$13,979	$1,211	$12,768	1054.3%
Net income	$19,043	$5,499	$13,544	246.3%
Earnings per common share:
Basic	$0.44	$0.13	$0.31	238.5%
Diluted	$0.44	$0.13	$0.31	238.5%
Capital expenditures (net of customer reimbursements)	$1,287	$423	$864	204.3%
Adjusted EBITDA	$10,177	$5,415	$4,762	87.9%

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results. This measure isolates the effects of certain items, including depreciation and amortization (which may vary among our operating segments without any correlation to their underlying operating performance), non-cash stock-based compensation expense (which is a non-cash expense that varies widely among similar companies), and gains and losses on derivative instruments (which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product).

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
Net income	$19,043	$5,499
Depreciation	3,004	2,725
Non-cash stock-based compensation	49	-
Interest and dividend income	(1,967)	(2,362)
Non-cash interest expense and amortization of deferred financing costs	56	43
Loss on disposal of property and equipment	2	3
(Gain) loss on derivative instruments	(6,857)	1,476
Loss (gain) on marketable securities	10,059	(2,927)
Income tax (benefit) provision	(13,212)	958
Adjusted EBITDA	$10,177	$5,415

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$4,034	$(3,289)
Benefit for deferred income taxes	22	415
Interest and dividend income	(1,967)	(2,362)
Income tax provision	(13,212)	958
(Gain) loss on derivative instruments	(6,857)	1,476
Change in fair value of derivative instruments	1,874	286
Change in operating assets and liabilities, net	26,282	7,930
Other	1	1
Adjusted EBITDA	$10,177	$5,415

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2020	2019	Amount	%

Revenues	$53,082	$48,501	$4,581	9.4%
Volume/product mix effect			$12,762	26.3%
Price effect			$(8,181)	(16.9%)

Gross profit	$16,399	$3,262	$13,137	402.7%

Consolidated revenue in the three months ended March 31, 2020 increased $4,581 compared to the three months ended March 31, 2019. This increase primarily resulted from increased sales volumes in the biofuels segment that were partially offset by decreased prices of biodiesel in the three-month period.

Gross profit in the three months ended March 31, 2020 increased $13,137 compared to the three months ended March 31, 2019. This increase primarily resulted from: i) the blenders’ tax credit (“BTC”) being in effect for the current period versus not being in effect in the prior three-month period; and ii) the change in the unrealized and realized activity in derivative instruments with a gain of $6,857 in the three months ended March 31, 2020 as compared to a loss of $1,476 in the three months ended March 31, 2019. Also benefiting gross profit in both the three months ended March 31, 2020 and 2019 was the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit by $1,319 and $1,637, respectively.

Operating Expenses

Operating expenses increased $369 in the three months ended March 31, 2020, as compared to the three-months ended March 31, 2019. This slight increase was primarily from increased research and development expenses.

Income Tax Provision

The effective tax rate for the three-months ended March 31, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit was retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three months ended March 31, 2020 as FutureFuel will be able to carryback its 2019 federal NOL to a year with a higher tax rate rather than forward to a year with a lower tax rate.

The effective tax rate for the three months ended March 31, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first quarter of 2019. The rate was also favorably impacted from a retroactive research and development credit for a prior year in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at March 31, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of ($3) and ($557) at March 31, 2020 and December 31, 2019, respectively.

Net Income

Net income for the three months ended March 31, 2020 increased $13,544 as compared to the same period in 2019. This increase resulted primarily from biodiesel tax credits and incentives that were in effect in the three months ended March 31, 2020 that were not in effect for 2019 (see Note 2) and tax benefits in effect in the first quarter of 2020 not in effect for the same period in 2019, see the income tax provision discussion above. Partially offsetting this increase was the unrealized loss on equity securities.

Chemical Segment

	Three Months Ended March 31,
			Change
	2020	2019	Amount	%

Revenues	$27,693	$27,352	$341	1.2%
Volume/product mix effect			$879	3.2%
Price effect			$(538)	(2.0%)

Gross profit	$8,014	$7,309	$705	9.6%

Chemical revenue in the three months ended March 31, 2020 increased 1.2% or $341 compared to the three months ended March 31, 2019. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2020 totaled $23,760, an increase of $60 from the same period in 2019. Increased sales of products sold to the energy market were mostly offset by declines in agrochemical sales volumes. Performance chemicals (composed of multi-customer products which are sold based on specification) revenue was $3,933 in the three months ended March 31, 2020, an increase of $281 from the three months ended March 31, 2019. This increase was primarily from increased sales volume of glycerin based on a reduced supply of imported material.

Gross profit for the chemical segment for the three months ended March 31, 2020, increased 9.6% or $705 when compared to the same period of 2019. This increase was driven mostly by favorable sales volume in the energy market.

Biofuels Segment

	Three Months Ended March 31,
			Change
	2020	2019	Amount	%

Revenues	$25,389	$21,149	$4,240	20.0%
Volume/product mix effect			$11,883	56.2%
Price effect			$(7,643)	(36.1%)

Gross profit	$8,385	$(4,047)	$12,432	(307.2%)

Biofuels revenue in the three months ended March 31, 2020 increased $4,240 as compared to the same period of 2019. The biodiesel and biodiesel blend volumes increased as compared to the prior year, primarily from a stronger market with the BTC in effect in the current quarter and not in effect in the prior year period. Partially offsetting this increase in the three months ended March 31, 2020 as compared to the same period of 2019, was lower selling prices. Global fuel markets were impacted by reduced demand for oil caused by the economic impact of the COVID-19 pandemic and a lack of support by oil producing nations to cut supply. These factors resulted in significant declines in petroleum and biodiesel oil prices.

Biofuels revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions. Revenue from net transactions increased $169 in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

A significant portion of our biodiesel sold was to one major refiner/blender in 2019 and in the first quarter of 2020 there were no significant customer concentrations.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $8,385 in the three months ended March 31, 2020, as compared to a gross loss of $4,047 in the same period of 2019, primarily from: i) increased sales volumes given improved market conditions with the BTC in effect (which was not in effect in the prior year period); ii) the change in the activity in derivative instruments with a gain of $6,857 in the three months ended March 31, 2020, as compared to a loss of $1,476 in the same period of 2019. Also benefiting gross profit in both three-month periods ended March 31, 2020 and 2019 was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $817 and $1,110, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	March 31, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	128	$1,607	140	$(267)

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under Topic 606, Revenue from Contracts with Customers. Certain long-term contracts had upfront non-cancellable payments considered material rights. The Company applied the renewal option approach in allocating the transaction price to the material rights. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Estimates are updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Note 3 to our consolidated financial statements.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2020 and 2019 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements were $10,153 and $11,756 for the three months ended March 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2020 and 2019 are set forth in the following table.

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$4,034	$(3,289)
Net cash provided by (used in) investing activities	$3,838	$(3,038)
Net cash used in financing activities	$(3,101)	$(2,624)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition.

Operating Activities

Cash was provided by operating activities of $4,034 in the first quarter of 2020 as compared to $3,289 of cash used in the first quarter of 2019. This $7,323 increase was primarily attributable to the change in net income of $5,499 in the first quarter of 2019 compared to $19,043 for the same period in 2020 for a net increase of $13,544. Also contributing to the cash inflows from operations in the first quarter of 2020, by comparison to the first quarter of 2019, there was a net cash inflow resulting from fair value adjustments to equity securities of approximately $12,578 and from less cash outflows from inventory reductions of $10,048 during the first quarter of 2020 compared to the first quarter of 2019. Partially offsetting these net cash inflows, there was a net change in the income tax receivable, demonstrating a cash outflow of $13,587 in the first quarter of 2020 as compared to a cash inflow of $1,340, and a net change in accounts receivable, including accounts receivable-related parties, demonstrating a cash outflow of $13,628 in the first quarter of 2020 as compared to a cash inflow of $400 in the first quarter of 2019.

Investing Activities

Cash from investing activities increased from $3,038 of cash used in the first three months of 2019 to $3,838 of cash provided by investing activities in the first three months of 2020. Of the $6,876 change, $8,132 was the result of a decrease in net purchases of marketable securities in the first three months of 2020 compared to the first three months of 2019. Such net purchases totaled $964, in the first three months of 2020, compared to $9,096 in net purchases in the first three months of 2019. Our capital expenditures and customer reimbursements for capital expenditures for the three months ended March 31, 2020 and 2019 are summarized in the following table:

	Three Months Ended March 31,
	2020	2019
Cash paid for capital expenditures	$1,608	$2,246
Cash received from customers as reimbursement of capital expenditures*	$(321)	$(1,823)
Cash paid for capital expenditures, net of reimbursements	$1,287	$423

*This receipt of cash was reported as an increase in deferred revenue in cash flows from operations.

Financing Activities

Cash used in financing activities was $3,101 and $2,624, in the three months ended March 31, 2020 and 2019, respectively. The increase of $477 was related to Debt origination costs in the three months ended March 31, 2020 from the amendment of our existing credit facility. The remaining $2,624 resulted from payments of dividends on our common stock in the first three months of 2020 and 2019.

Credit Facility

Effective March 30, 2020, we entered into an amended and restated credit agreement with a syndicated group of commercial banks for $100,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on March 30, 2025. See Note 10 to our consolidated financial statements for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first three months of 2020 and 2019, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in each period. In the three months ended March 31, 2020, we also declared a special cash dividend of $3.00 per share in the amount of $131,230 that was payable on April 17, 2020.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular and special cash dividends will be paid in 2020, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2020 and December 31, 2019, we also had investments in certain preferred stock, trust preferred securities, exchange-traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $59,644 and $73,620 at March 31, 2020 and December 31, 2019, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2020 and December 31, 2019. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2020 or December 31, 2019 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2020 or 2019. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2020 and December 31, 2019, the fair values of our derivative instruments were a net asset of $1,607 and a net liability of $267, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection. These items are principally composed of crude corn oil and yellow grease and petrodiesel. The availability and price of these items are subject to fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2020. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	97,206	LB	10.0%	2,625	4.9%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2020. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at March 31, 2020 or December 31, 2019 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at March 31, 2020 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual

Report for the year ended December 31, 2019 filed with the SEC on March 13, 2020, except for the addition of the Risk Factor below:

We are subject to risks associated with public health threats and epidemics, including the novel coronavirus ("COVID-19").

We are subject to risks associated with public health threats and epidemics, including the global health concerns relating to the COVID-19 pandemic. The global pandemic has adversely impacted and is likely to further adversely impact our business and markets, including our workforce and operations and the operations of our customers and suppliers. In particular, we may experience material financial or operational impacts, including:

•	Significant volatility or reductions in demand for our products;
•	Delays in obtaining regulatory clearances and approvals to market our products;
•	The failure of third parties on which we rely to meet their obligations to the Company to supply the Company with methanol, which the Company requires for several manufacturing processes;
•	The failure of third parties on which we rely to meet their other obligations to the Company, or significant disruptions in their ability to do so; or
•

The inability to meet our customers’ needs due to disruptions to our operations or the operations of our third-party suppliers, contractors, logistics partners or customers including disruptions to production, development, manufacturing, administrative and supply operations and arrangements.

The extent to which the COVID-19 global pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and our results of operations and many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 may be heightened.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
11.	Statement re Computation of per Share Earnings
10.20	Amended and Restated Credit Agreement
10.21	Amended and Restated Pledge and Security Agreement
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2019 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 8, 2020

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 8, 2020