Form 10-Q
period 2020-06-30
FutureFuel Corp.
filed 2020-08-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2020: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$187,823	$243,331
Accounts receivable, inclusive of the blenders' tax credit of $16,307 and $97,295 at June 30, 2020 and December 31, 2019, respectively, and net of allowances for bad debt of $53 and $0 at June 30, 2020 and December 31, 2019, respectively	29,223	110,264
Accounts receivable – related parties	312	4,602
Inventory	42,183	37,573
Income tax receivable	27,442	8,062
Prepaid expenses	1,150	1,932
Prepaid expenses – related parties	12	12
Marketable securities	62,095	73,620
Other current assets	4,228	1,493
Total current assets	354,468	480,889
Property, plant and equipment, net	95,348	98,597
Intangible assets	1,408	1,408
Other noncurrent assets	5,622	5,611
Total noncurrent assets	102,378	105,616
Total Assets	$456,846	$586,505
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $6,802 and $39,423	$31,503	$61,299
Accounts payable – related parties	1,475	1,255
Deferred revenue – short-term	3,427	5,237
Dividends payable	5,249	10,498
Accrued expenses and other current liabilities	6,982	4,410
Accrued expenses and other current liabilities – related parties	-	64
Total current liabilities	48,636	82,763
Deferred revenue – long-term	22,442	21,291
Noncurrent deferred income tax liability	13,620	12,965
Other noncurrent liabilities	2,204	2,388
Total noncurrent liabilities	38,266	36,644
Total liabilities	86,902	119,407
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding at June 30, 2020 and December 31, 2019	4	4
Accumulated other comprehensive income	133	296
Additional paid in capital	282,215	282,166
Retained earnings	87,592	184,632
Total stockholders’ equity	369,944	467,098
Total Liabilities and Stockholders’ Equity	$456,846	$586,505

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$47,310	$70,076	$99,682	$117,498
Revenue – related parties	112	788	822	1,867
Cost of goods sold	43,469	61,501	76,250	101,566
Cost of goods sold – related parties	1,342	4,063	3,557	7,859
Distribution	1,657	1,994	3,297	3,319
Distribution – related parties	43	36	90	89
Gross profit	911	3,270	17,310	6,532
Selling, general, and administrative expenses
Compensation expense	724	620	1,579	1,335
Other expense	403	547	985	1,048
Related party expense	155	130	303	259
Research and development expenses	768	788	1,603	1,494
Total operating expenses	2,050	2,085	4,470	4,136
(Loss) income from operations	(1,139)	1,185	12,840	2,396
Interest and dividend income	1,519	2,750	3,486	5,112
Interest expense	(31)	(44)	(87)	(87)
Gain (loss) on marketable securities	1,573	826	(8,486)	3,753
Other income (expense)	8,348	(113)	8,348	(113)
Other income	11,409	3,419	3,261	8,665
Income before taxes	10,270	4,604	16,101	11,061
Income tax (benefit) provision	(4,889)	917	(18,101)	1,875
Net income	$15,159	$3,687	$34,202	$9,186

Earnings per common share
Basic	$0.35	$0.08	$0.78	$0.21
Diluted	$0.35	$0.08	$0.78	$0.21
Weighted average shares outstanding
Basic	43,743,243	43,743,243	43,743,243	43,743,243
Diluted	43,743,740	43,743,243	43,743,491	43,746,109

Comprehensive income
Net income	$15,159	$3,687	$34,202	$9,186
Other comprehensive income (loss) from unrealized net gains (losses) on available-for-sale debt securities	190	22	(207)	278
Income tax effect	(40)	(5)	44	(59)
Total other comprehensive income (loss), net of tax	150	17	(163)	219
Comprehensive income	$15,309	$3,704	$34,039	$9,405

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance – January 1, 2020, As adjusted	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635
Other comprehensive income	-	-	150	-	-	150
Net income	-	-	-	-	15,159	15,159
Balance - June 30, 2020	43,743,243	$4	$133	$282,215	$87,592	$369,944

	For the Six Months Ended June 30, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive income	-	-	202	-	-	202
Net income	-	-	-	-	5,499	5,499
Balance - March 31, 2019	43,743,243	$4	$182	$282,145	$112,448	$394,779
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	3,687	3,687
Balance - June 30, 2019	43,743,243	$4	$199	$282,145	$116,135	$398,483

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$34,202	$9,186
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,862	5,602
Amortization of deferred financing costs	60	72
Benefit for deferred income taxes	699	(445)
Change in fair value of equity securities	7,405	(4,891)
Change in fair value of derivative instruments	198	(297)
Loss on the sale of investments	1,080	1,138
Stock based compensation	49	-
Loss on disposal of property and equipment	2	11
Noncash interest expense	27	14
Changes in operating assets and liabilities:
Accounts receivable	81,029	(5,347)
Accounts receivable – related parties	4,290	1,814
Inventory	(4,610)	3,180
Income tax receivable	(19,380)	1,336
Prepaid expenses	782	712
Prepaid expenses – related parties	-	12
Other assets	350	539
Accounts payable	(29,702)	958
Accounts payable – related parties	220	(1,248)
Accrued expenses and other current liabilities	2,572	688
Accrued expenses and other current liabilities – related parties	(64)	-
Deferred revenue	(659)	591
Other noncurrent liabilities	(211)	(98)
Net cash provided by operating activities	84,201	13,527
Cash flows from investing activities
Collateralization of derivative instruments	(2,877)	908
Purchase of marketable securities	(2,359)	(14,323)
Proceeds from the sale of marketable securities	5,192	17,682
Proceeds from the sale of property and equipment	50	13
Capital expenditures	(2,759)	(4,659)
Net cash used in investing activities	(2,753)	(379)
Cash flows from financing activities
Loan proceeds	8,180	-
Payment on loan	(8,180)	-
Deferred financing costs	(477)	-
Payment of dividends	(136,479)	(5,249)
Net cash used in financing activities	(136,956)	(5,249)
Net change in cash and cash equivalents	(55,508)	7,899
Cash and cash equivalents at beginning of period	243,331	214,972
Cash and cash equivalents at end of period	$187,823	$222,871

Cash paid for interest	$1	$-
Cash paid for income taxes	$639	$898
Noncash investing and financing activities:
Noncash capital expenditures	$94	$108
Noncash operating leases	$-	$432

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements, and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

2 )	REINSTATEMENT OF THE BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. As this act was passed into law in 2019, the Company recognized its impact in the last quarter of 2019 for both periods (2018 and 2019) within the Company’s 2019 financial results. Rebates to customers are recorded as a reduction of revenue.  The Company records the BTC as a reduction to cost of goods sold.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

As the law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized its benefit in the three months ended December 31, 2019 and in the three and six months ended June 30, 2020 as part of the tax provision.

3 )	REVENUE RECOGNITION

FutureFuel recognizes revenue when performance obligations of the customer contract are satisfied. FutureFuel sells to customers through master sales agreements or standalone purchase orders. The majority of FutureFuel's terms of sale have a single performance obligation to transfer products. Accordingly, FutureFuel recognizes revenue when control has been transferred to the customer, generally at the time of shipment or delivery of products. For certain contracts, this occurs upon delivery of the material to a FutureFuel storage location, ready for customer pickup and separated from other FutureFuel inventory. Revenue is measured as the amount of consideration FutureFuel expects to receive in exchange for transferring products and is generally based upon a negotiated price. FutureFuel sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemicals segment customers and 2 to 10 days for biofuels segment customers.

Certain of FutureFuel custom chemical contracts within the chemicals segment contain a material right as defined by Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. FutureFuel applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimates the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled and undelivered amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at June 30, 2020 and December 31, 2019 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemicals segment plant expansions were $1,051 and $1,471, and $3,358 and $2,909, for the three and six months ended June 30, 2020 and 2019, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemicals segment from the contract liability reductions were $2,579 and $857 for the three months, and $3,906 and $2,208 for the six months ended June 30, 2020 and 2019, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.  Included in the three months ended June 30, 2020, was the acceleration of the recognition of the remaining material right related to a customer contract which effectively ends December 31, 2020 for which all product shipments have been fulfilled.  The amortization of this customer contract liability was $2,909 and $89, for the three months ended June 30, 2020 and 2019, respectively; $3,452 and $570, for the six months ended June 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liabilities	June 30, 2020	December 31, 2019
Trade receivables, included in accounts receivable*	$11,738	$11,902
Contract assets included in accounts receivable	1,104	1,067
Contract liabilities, included in Deferred revenue - short-term	3,220	5,030
Contract liabilities, included in Deferred revenue - long-term	18,414	17,151

*Exclusive of the BTC of $16,307 and $97,295, respectively, and net of allowances for bad debt of $53 and $0 as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2020, approximately $21,634 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably with product sold over the expected term of its long-term contracts which range from four to six years. Approximately 15% of this revenue is expected to be recognized over the next 12 months, and 85% is expected to be recognized between years two and six. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Contract revenue from customers with > 1 year arrangements	$4,909	$11,721	$14,523	$27,139
Contract revenue from customer with < 1 year arrangement	42,458	59,088	87,887	92,116
Revenue from non-contractual arrangements	55	55	111	110
BTC rebate (customer rebates per Note 2)	-	-	(2,017)	-
Total revenue	$47,422	$70,864	$100,504	$119,365

Timing of revenue:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Bill and hold revenue	$7,335	$12,006	$17,488	$23,762
Non-bill and hold revenue	40,087	58,858	83,016	95,603
Total revenue	$47,422	$70,864	$100,504	$119,365

As of June 30, 2020, $4,105 of the three- and six-months bill and hold revenue had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2020	December 31, 2019
At average cost (approximates current cost)
Finished goods	$22,844	$22,564
Work in process	2,133	2,768
Raw materials and supplies	22,193	20,121
	47,170	45,453
LIFO reserve	(4,987)	(7,880)
Total inventory	$42,183	$37,573

Lower of Cost or Market ("LCM") adjustments are recorded as a decrease in inventory values and an increase in cost of goods sold.  The inventory is relieved at the LCM adjusted cost basis when sold.  There was an LCM adjustment of $530 in the three and six months ended  June 30, 2020.  For the three and six months ended  June 30, 2019, there was no LCM adjustment.

5 )	DERIVATIVE INSTRUMENTS

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $935 and a gain of $5,922 for the three months and six months ended June 30, 2020, respectively, and a gain of $443 and a loss of $1,033 for the three months and six months ended June 30, 2019, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	June 30, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	415	$(465)	140	$(267)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,968 and $1,091 at June 30, 2020 and December 31, 2019, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	MARKETABLE SECURITIES

At June 30, 2020 and December 31, 2019, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized gain on equity securities held for the three months ended June 30, 2020 and 2019 were $2,164 and $1,883, respectively. The unrealized (loss) gain on equity securities held for the six months ended June 30, 2020 and 2019 were ($7,405) and $4,891, respectively.

Available-for-sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	June 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$84	$-	$3,760
Exchange-traded debt	1,428	86	-	1,514
Total debt securities	$5,104	$170	$-	$5,274

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$250	$-	$3,926
Exchange-traded debt	1,428	128	(3)	1,553
Total debt securities	$5,104	$378	$(3)	$5,479

The aggregate fair value of debt securities with unrealized losses totaled $0 at June 30, 2020 and $151 at December 31, 2019.  Effective January 1, 2020 the Company adopted ASU 2016-13 using the modified retrospective approach. Under ASU 2016-13 the Company evaluates the debt securities for credit losses using the current expected credit loss model (“CECL”). At the date of adoption and at June 30, 2020, the Company held no debt securities with a fair value below adjusted cost, and no evaluation under the CECL model was required.

There were no sales of debt securities in the six months ended June 30, 2020 or 2019.

The debt securities held at June 30, 2020, had a contractual maturity of greater than ten years.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

7 )	FAIR VALUE MEASUREMENTS

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2020 and December 31, 2019.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2020	Level 1	Level 2	Level 3
Derivative instruments	$(465)	$(465)	$-	$-
Preferred stock and other equity instruments	$56,821	$56,821	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,274	$5,274	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2019	Level 1	Level 2	Level 3
Derivative instruments	$(267)	$(267)	$-	$-
Preferred stock and other equity instruments	$68,141	$68,141	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,479	$5,479	$-	$-

8 )	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 at June 30, 2020 and December 31, 2019 FutureFuel tests the intangible asset for impairment in accordance with Topic 350, Intangibles-Goodwill and Other.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2020	December 31, 2019
Accrued employee liabilities	$4,256	$2,534
Accrued property, franchise, motor fuel and other taxes	2,037	1,226
Lease liability, current	392	537
Other	297	113
Total	$6,982	$4,410

10 )	BORROWINGS

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

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

There were no borrowings under the Credit Agreement at June 30, 2020 or under the Prior Credit Agreement at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. Under the CARES Act, certain subsidiaries of FutureFuel entered into a loan with Saint Louis Bank pursuant to the Paycheck Protection Program (“PPP”) totaling $8,180 on April 10, 2020. At the time that FutureFuel applied for the PPP loan, it qualified to receive the funds pursuant to the then published eligibility requirements. FutureFuel ensured continued operation as part of the nation’s critical infrastructure on the receipt and availability of these funds. However, the Small Business Administration and Treasury Department subsequently issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, FutureFuel paid the full amount of the PPP loan on May 5, 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11 )	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax (benefit) provision	$(4,889)	$917	$(18,101)	$1,875
Effective tax rate	(47.6%)	19.9%	(112.4%)	17.0%

The effective tax rate for the three and six months ended June 30, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three and six months ended June 30, 2020 as FutureFuel will be able to carryback its 2019 federal NOL to a year with a higher tax rate rather than forward to a year with a lower tax rate.

The effective tax rate for the three and six months ended June 30, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first six months of 2019. The six months ended June 30, 2019 rate was also favorably impacted from a retroactive research and development credit for 2018 in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at June 30, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of $13 and ($557) at June 30, 2020 and December 31, 2019, respectively.

12 )	EARNINGS PER SHARE

In the three and six months ended June 30, 2020 and 2019, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income	$15,159	$3,687	$34,202	$9,186
Numerator for diluted earnings per share	$15,159	$3,687	$34,202	$9,186
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,743,243	43,743,243	43,743,243
Effect of dilutive securities:
Stock options and other awards	497	-	248	2,866
Weighted average shares outstanding – diluted	43,743,740	43,743,243	43,743,491	43,746,109

Basic earnings per share	$0.35	$0.08	$0.78	$0.21
Diluted earnings per share	$0.35	$0.08	$0.78	$0.21

For the three and six months ended June 30, 2020, 50,000 and 62,000 options were excluded on a weighted average basis respectively, as these options were anti-dilutive in the computation of diluted earnings per share. For the three and six months ended June 30, 2019, 40,000 and 20,000 options were excluded on a weighted average basis, respectively.

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

14 )	SEGMENT INFORMATION

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

Biofuels

FutureFuel’s biofuels segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenues also include the sale of biodiesel blends with petrodiesel; the sale of petrodiesel with no biodiesel added; the sale of internally generated, separated Renewable Identification Numbers (“RINs”); the sale of biodiesel production byproducts; and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Custom chemicals	$18,041	$21,965	$41,801	$45,665
Performance chemicals	4,797	3,894	8,730	7,546
Chemicals revenue	22,838	25,859	50,531	53,211
Biofuels revenue	24,584	45,005	49,973	66,154
Total Revenue	$47,422	$70,864	$100,504	$119,365

Segment gross profit (loss)
Chemicals	$7,577	$7,181	$15,591	$14,490
Biofuels	(6,666)	(3,911)	1,719	(7,958)
Total gross profit	$911	$3,270	$17,310	$6,532

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

15 )	SPECIAL CASH DIVIDEND

On March 23, 2020, the Company declared a special cash dividend of $3.00 per share on common stock in the amount of $131,230 that was paid on April 17, 2020.

16 )	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In the first quarter of 2020, the Company adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" and the associated ASUs (collectively “Topic 326”) on a modified retrospective approach. The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company recorded a $12 reduction to opening retained earnings and an allowance for bad debt of $12 on our consolidated financial statements.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Other

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  Effective March 12, 2020, the guidance in the update is in response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). Regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This guidance will ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued within our credit facility as described in Note 10.

17 )	LEGAL MATTERS

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

During the three months ended June 30, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

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

Overview

Our Company is managed and reported in two reporting segments: chemicals and biofuels. Within the chemicals segment are two product groupings: custom chemicals and performance chemicals. The custom product group is composed of specialty chemicals manufactured for a single customer whereas the performance chemical product group is composed of chemicals manufactured for multiple customers. The biofuels segment is composed of one product group. Management believes that the diversity of each segment strengthens the Company in the ability to utilize resources and is committed to growing each segment.

Coronavirus Disease 2019 (“COVID-19”)

In March 2020, the World Health Organization categorized COVID-19 as a pandemic. COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of its effects remain unknown. Our priority remains to protect the well-being of our employees, support our customers, obtain materials from our suppliers, and maintain our manufacturing operations. We have been able to continue supplying our products to our customers to date, however, some customers have reduced their near-term demand.  We have also been able to find alternative sources for raw materials and inputs to meet our near-term supply requirements.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including its impact on our customers, employees, and suppliers. The extent to which COVID-19 impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

Because the magnitude and duration of the COVID-19 pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The three principle areas we anticipate COVID-19 to negatively impact our financial performance are our customer demand, our ability to procure raw materials and inputs from suppliers, and our ability to operate our manufacturing facility.

Customer Demand – Several of our major chemical customers sell the products we produce for them in markets that have been significantly impacted by COVID-19. The energy and automotive markets in particular have drastically been impacted starting in April which we anticipate will reduce chemicals segment revenue the remainder of the year based on current estimates. Low diesel prices and a Renewable Identification Number (RIN) market that has stagnated on uncertainty of required mandates has similarly reduced the value of our finished product. The duration of this impact of COVID-19 is clearly difficult to forecast.  We currently expect these markets to recover over time. However, the speed at which these market sectors rebound is highly uncertain and will be determined by reopening of economies and restoration of consumer confidence.

Supply Chain Impact – Supplier shutdowns may result in raw material or input shortages and negatively impact our ability to manufacture products and meet our customers’ demand. In our biofuels segment, we are seeing significant contraction among many of our feedstock suppliers. Closures and idling of restaurants (used cooking oil source), ethanol plants (corn oil source), rendering and poultry plants (tallow and grease source) have impacted our traditional supply chain. In addition, supply shortages may impact the timing of when customer facilities reopen and/or increase production and the speed at which customers ramp up production, negatively impacting demand for our products. Lower demand increases the risk that certain suppliers may face financial issues, potentially impacting their ability to supply.

Operations Impact - Our manufacturing is generally considered critical services and our plant remains open to meet customer demand. In an effort to contain the spread of COVID-19, maintain the well-being of our employees, ensure compliance with governmental requirements or respond to declines in demand from customers, we have had, where possible, employees work from home and temporarily closed portions of our offices.  We continue to take actions to help prevent the spread of COVID-19 at work including social distancing, expanding cleaning and sanitization, adjusting work hours and temperature checks. To date we have had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, "Risk Factors" herein.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2020	2019*	Change	Change
Revenue	$47,422	$70,864	$(23,442)	(33.1%)
(Loss) income from operations	$(1,139)	$1,185	$(2,324)	(196.2%)
Net income	$15,159	$3,687	$11,472	311.1%
Earnings per common share:
Basic	$0.35	$0.08	$0.27	337.5%
Diluted	$0.35	$0.08	$0.27	337.5%
Capital expenditures (net of customer reimbursements)	$563	$451	$112	24.8%
Adjusted EBITDA	$2,652	$3,514	$(862)	(24.5%)

	Six Months Ended June 30,
			Dollar	%
	2020	2019*	Change	Change
Revenue	$100,504	$119,365	$(18,861)	(15.8%)
Income from operations	$12,840	$2,396	$10,444	435.9%
Net income	$34,202	$9,186	$25,016	272.3%
Earnings per common share:
Basic	$0.78	$0.21	$0.57	271.4%
Diluted	$0.78	$0.21	$0.57	271.4%
Capital expenditures (net of customer reimbursements)	$1,133	$874	$259	29.6%
Adjusted EBITDA	$12,829	$8,929	$3,900	43.7%

* Prior year amounts have been restated for comparison.

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019*	2020	2019*
Net income	$15,159	$3,687	$34,202	$9,186
Depreciation	2,858	2,877	5,862	5,602
Non-cash stock-based compensation	-	-	49	-
Interest and dividend income	(1,519)	(2,750)	(3,486)	(5,112)
Non-cash interest expense and amortization of deferred financing costs	31	44	87	87
Losses on disposal of property and equipment	-	8	2	11
(Gain) loss on derivative instruments	935	(443)	(5,922)	1,033
Loss (gain) on marketable securities	(1,573)	(826)	8,486	(3,753)
Other income	(8,350)	-	(8,350)	-
Income tax (benefit) provision	(4,889)	917	(18,101)	1,875
Adjusted EBITDA	$2,652	$3,514	$12,829	$8,929

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2020	2019*
Net cash provided by operating activities	$84,201	$13,527
Benefit for deferred income taxes	(699)	445
Interest and dividend income	(3,486)	(5,112)
Income tax (benefit) provision	(18,101)	1,875
(Gain) loss on derivative instruments	(5,922)	1,033
Change in fair value of derivative instruments	(198)	297
Change in operating assets and liabilities, net	(34,617)	(3,137)
Other income	(8,350)	-
Other	1	1
Adjusted EBITDA	$12,829	$8,929

*Prior year amounts have been restated for comparison

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%

Revenues	$47,422	$70,864	$(23,442)	(33.1%)	$100,504	$119,365	$(18,861)	(15.8%)
Volume/product mix effect			$(6,980)	(9.8%)			$5,782	4.8%
Price effect			$(16,462)	(23.2%)			$(24,643)	(20.6%)

Gross profit	$911	$3,270	$(2,359)	(72.1%)	$17,310	$6,532	$10,778	165.0%

Consolidated revenue in the three and six months ended June 30, 2020, decreased $23,442 and $18,861, compared to the three and six months ended June 30, 2019. The decrease in the three months ended June 30, 2020 primarily resulted from lower selling prices in the biofuel segment of $19,473 which was negatively impacted by supply demand imbalance and lower sales volume in the chemical segment of $6,032 from an agrochemical product we no longer make.  The decrease in the six months ended June 30, 2020 primarily resulted from lower prices in the biofuel segment of $27,116 and lower sales volume in the chemical segment of $5,153.  Partially offsetting this decrease in the six-month comparison period was higher sales volumes in the biofuels segment of $10,935 given the favorable market conditions with the reinstatement of the blenders' tax credit ("BTC").

Gross profit in the three months ended June 30, 2020 decreased $2,359 compared to the three months ended June 30, 2019. This decrease was driven by lower prices in the biofuels segment and lower volumes in both the chemicals and biofuels segments resulting from reduced demand from the weakened global fuel market and the impact of the COVID-19 pandemic as well as an agrochemical product we no longer make.  Gross profit was also reduced by the change in the unrealized and realized activity in derivative instruments with a loss of $935 in the three months ended June 30, 2020 and a gain of $443 in the three months ended June 30, 2019.

Gross profit in the six months ended June 30, 2020 increased $10,778 compared to the six months ended June 30, 2019.  This increase primarily resulted from: i) the BTC being in effect for the current period versus not being in effect in the prior six-month period; and ii) the change in the unrealized and realized activity in derivative instruments with a gain of $5,922 in the six months ended June 30, 2020 and a loss of $1,033 in the six months ended June 30, 2019.  Also benefiting gross profit in both the three and six months ended June 30, 2020 and 2019 was the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  In the three months ended June 30, 2020 and 2019, this adjustment increased gross profit $1,575 and $287, respectively.  In the six months ended June 30, 2020 and 2019, this adjustment increased gross profit $2,893 and $1,924, respectively.

Operating Expenses

Operating expenses decreased nominally in the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.  In the six months ended June 30, 2020 operating expenses increased $334 as compared to the same period in the prior year.  This increase was primarily from increased compensation expenses.

Other Income

During the three months ended June 30, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

Income Tax Provision

The effective tax rate for the three months ended June 30, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three and six months ended June 30, 2020 as FutureFuel will be able to carryback its 2019 federal NOL to a year with a higher tax rate rather than forward to a year with a lower tax rate.

The effective tax rate for the three months ended June 30, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first half of 2019. The rate was also favorably impacted from a retroactive research and development credit for a prior year in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at June 30, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of $13 and ($557) at June 30, 2020 and December 31, 2019, respectively.

Net Income

Net income for the three and six months ended June 30, 2020 increased $11,472 and $25,016, respectively, as compared to the same periods in 2019. This increase resulted primarily from biodiesel tax credits and incentives that were in effect in the three and six months ended June 30, 2020 that were not in effect for 2019 (see Note 2) and tax benefits in effect in the first half of 2020 not in effect for the same period in 2019 (see the income tax provision discussion above).  In the three and six months ended June 30, 2020, income was also benefited by other income from the resolution of a prior year contractual matter. Partially offsetting this increase in the six month period was the unrealized loss on equity securities.

Chemicals Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%

Revenues	$22,838	$25,859	$(3,021)	(11.7%)	$50,531	$53,211	$(2,680)	(5.0%)
Volume/product mix effect			$(6,032)	(23.3%)			$(5,153)	(9.6%)
Price effect			$3,011	11.6%			$2,473	4.6%

Gross profit	$7,577	$7,181	$396	5.5%	$15,591	$14,490	$1,101	7.6%

Chemical revenue in the three and six months ended June 30, 2020 decreased $3,021 and $2,680 as compared to the three and six months ended June 30, 2019. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three and six months ended June 30, 2020 totaled $18,041 and $41,801, a decrease of $3,924 and $3,864 from the same period in 2019. Decreased revenue in the three and six months ended June 30 as compared to the prior three and six-month period were mostly driven by: i) an agrochemical product we no longer manufacture; ii) a slowdown in near-term business in both automotive and energy related applications resulting from COVID-19; and iii) the phase out of a laundry detergent additive. Partially offsetting the decrease of other custom chemical revenue in the three and six months ended June 30, 2020 and 2019 was the change in accelerated amortization of deferred revenue from customer contracts of $1,722 and $1,698, respectively.  This acceleration was primarily from fulfillment of the performance obligation on an herbicide intermediate product we will no longer make.  Performance chemicals (composed of multi-customer products which are sold based on specification) revenue was $4,797 and $8,730 in the three and six months ended June 30, 2020, an increase of $903 and $1,184 from the three and six months ended June 30, 2019. This increase was primarily from product mix on higher prices of glycerin based on a reduced supply of imported material and increased demand given COVID-19.

Gross profit for the chemicals segment for the three and six months ended June 30, 2020, increased $396 and $1,101, respectively, when compared to the same periods of 2019. This increase was driven primarily from the acceleration of amortization of deferred revenue from an herbicide intermediate product we will no longer make.  In the three and six months ended June 30, 2020 and 2019, the change in amortization of the deferred revenue from customer contracts increased gross profit of $1,722 and $1,698, respectively.  Partially offsetting this benefit was the unfavorable product mix variance without the production of the agrochemical product and the volume effects of COVID-19 on our business.

Biofuels Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%

Revenues	$24,584	$45,005	$(20,421)	(45.4%)	$49,973	$66,154	$(16,181)	(24.5%)
Volume/product mix effect			$(948)	(2.1%)			$10,935	16.5%
Price effect			$(19,473)	(43.3%)			$(27,116)	(41.0%)

Gross (loss) profit	$(6,666)	$(3,911)	$(2,755)	70.4%	$1,719	$(7,958)	$9,677	(121.6%)

Biofuels revenue in the three and six months ended June 30, 2020 decreased $20,421 and $16,181 as compared to the same periods of 2019, respectively.  The biodiesel and biodiesel blend prices decreased as compared to the prior year periods primarily from industry wide challenges in the fuel market.  Global fuel markets were impacted by reduced demand for oil caused by the economic impact of the COVID-19 pandemic and the decision by foreign oil producing nations not to cut supply. These factors resulted in significant declines in petroleum and biodiesel oil prices. For the three months ended June 30, 2020 sales volume declined given the weakened market, however, for the six-month comparison period, sales volume improved $10,935.

Biofuels revenue from common carrier pipelines varies as its revenue recognition depends upon whether a transaction is bought from and sold to the same party. Purchases and sales of inventory with the same counterparty that are entered into in contemplation of one another (including buy/sell agreements) are combined and recorded on a net basis. Additionally, revenue from common carrier pipelines fluctuates with market conditions.  Revenue from net transactions did not change in the three-month comparison period.  In the six-month comparison period, revenue increased $169.

One major refiner/blender customer within our biofuels segment was greater than 10% of revenue in 2020 and 2019.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $6,666 in the three months ended June 30, 2020, as compared to a gross loss of $3,911 in the same period of 2019, primarily from reduced sales volumes and lower margins given global market conditions as well as a lower of cost or market adjustment of $530 at June 30, 2020 and none for the same period in 2019.  Partially reducing this gross loss was the change in the activity in derivative instruments with a loss of $935 in the three months ended June 30, 2020, as compared to a gain of $443 in the same period of 2019.  In addition, gross profit was benefited in both three-month periods ended June 30, 2020 and 2019 by the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,317 and $70, respectively.

Biofuels gross profit was $1,719 in the six months ended June 30, 2020, as compared to a gross loss of $7,958 in the same period of 2019, primarily from the change in the activity in derivative instruments with a gain of $5,922 in the six months ended June 30, 2020 as compared to a loss of $1,033 in the same period of 2019.  Also benefiting gross profit in both three-month periods ended June 30, 2020 and 2019 was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $2,134 and $1,180, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	June 30, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments*	415	$(465)	140	$(267)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements were $7,335 and $12,006 for the three months ended June 30, 2020 and 2019, respectively.  For the six months ended June 30, 2020 and 2019 bill and hold sales revenue was $17,488 and $23,762, respectively.  As of June 30,2020, $4,105 of the three- and six-month bill and hold revenue had not shipped.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2020 and 2019 are set forth in the following table.

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$84,201	$13,527
Net cash used in investing activities	$(2,753)	$(379)
Net cash used in financing activities	$(136,956)	$(5,249)

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

Operating Activities

Cash provided by operating activities increased from $13,527 in the first six months of 2019 to $84,201 of cash provided in the first six months of 2020, for a net increase of $70,674. This increase was primarily attributable to the decrease in accounts receivable, including accounts receivable - related parties, of $86,376.  The provision of this cash resulted from the receipt of $81,029 in the first half of 2020 primarily from BTC payments, as compared to a $5,347 decrease in accounts receivable for the same period in 2019. Offsetting these net cash inflows was a $30,660 net decrease in the accounts payable, calculated from the decrease of $29,702 in the first half of 2020 as compared to an increase in the same period in 2019 of $958. This cash outflow from accounts payable was also primarily related to BTC rebates due to customers and paid in 2020.

Investing Activities

Cash used in investing activities increased from $379 of cash used in the first six months of 2019 to $2,753 of cash used in investing activities in the first six months of 2020. The primary source of the increase in cash used was the result of a $3,785 increase in the collateralization of derivative instruments in the first six months of 2020 compared to the first six months of 2019. Offsetting this change was a decrease in capital expenditures of $1,900.  Our capital expenditures and customer reimbursements for capital expenditures for the six months ended June 30, 2020 and 2019 are summarized in the following table:

	Six Months Ended June 30,
	2020	2019
Cash paid for capital expenditures	$2,759	$4,659
Cash received from customers as reimbursement of capital expenditures	$(1,626)	$(3,785)
Cash paid for capital expenditures, net of reimbursements	$1,133	$874

Financing Activities

Cash used in financing activities was $136,956 and $5,249, in the six months ended June 30, 2020 and 2019, respectively. This $131,707 difference was primarily resulting from the payment of the special dividend of $131,230 on our common stock in the first six months of 2020.  The remaining increase of $477 related to debt origination costs in the six months of 2020 from the amendment of our existing credit facility.

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

During the three months ended June 30, 2020, we applied for and received loan proceeds under the Paycheck Protection Program.  On May 5, 2020, we repaid the loan in full.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the three and six months of 2020 and 2019, we paid regular quarterly cash dividends in the amount of $0.06 per share on our common stock. The regular quarterly cash dividend amounted to $2,624 in each period.  On March 23, 2020 we also declared a special cash dividend of $3.00 per share in the amount of $131,230 that was paid on April 17, 2020.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular cash dividends will be paid in 2020, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. At June 30, 2020 and December 31, 2019, we also had investments in certain preferred stock, trust preferred securities, exchange-traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $62,095 and $73,620 at June 30, 2020 and December 31, 2019, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2020 and December 31, 2019. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2020 or December 31, 2019 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2020 or 2019. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biofuels segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2020 and December 31, 2019, the fair values of our derivative instruments were a net liability of $465 and $267, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2020. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	215,852	LB	10%	$5,871	33.9%
Methanol	35,908	LB	10%	$524	3.0%
Electricity	53	MWH	10%	$319	1.8%
Sodium Methylate	5,978	MCF	10%	$200	1.2%

(a)   Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2020.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at June 30, 2020 or December 31, 2019 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at June 30, 2020 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

We are subject to risks associated with public health threats and epidemics, including the novel coronavirus disease ("COVID-19").

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 7, 2020

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 7, 2020