Form 10-Q
period 2020-09-30
FutureFuel Corp.
filed 2020-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________ Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware		20-3340900
(State or Other Jurisdiction of		(IRS Employer Identification No.)
Incorporation or Organization)

8235 Forsyth Blvd., Suite 400, St Louis, Missouri		63105
(Address of Principal Executive Offices)		(Zip Code)

(314) 854-8352
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FF	NYSE

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2020: 43,743,243

PART I FINANCIAL INFORMATION

Item	1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$180,171	$243,331
Accounts receivable, inclusive of the blenders' tax credit of $25,253 and $97,295 at September 30, 2020 and December 31, 2019, respectively, and net of allowances for bad debt of $43 and $0 at September 30, 2020 and December 31, 2019, respectively	37,211	110,264
Accounts receivable – related parties	1,384	4,602
Inventory	29,087	37,573
Income tax receivable	22,441	8,062
Prepaid expenses	583	1,932
Prepaid expenses – related parties	12	12
Marketable securities	63,476	73,620
Other current assets	1,494	1,493
Total current assets	335,859	480,889
Property, plant and equipment, net	93,598	98,597
Intangible assets	1,408	1,408
Other noncurrent assets	5,918	5,611
Total noncurrent assets	100,924	105,616
Total Assets	$436,783	$586,505
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $1,365 and $39,423	$9,479	$61,299
Accounts payable – related parties	914	1,255
Deferred revenue – short-term	3,596	5,237
Dividends payable	2,625	10,498
Accrued expenses and other current liabilities	6,886	4,410
Accrued expenses and other current liabilities – related parties	-	64
Total current liabilities	23,500	82,763
Deferred revenue – long-term	22,139	21,291
Noncurrent deferred income tax liability	11,969	12,965
Other noncurrent liabilities	2,348	2,388
Total noncurrent liabilities	36,456	36,644
Total liabilities	59,956	119,407
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding at September 30, 2020 and December 31, 2019	4	4
Accumulated other comprehensive income	126	296
Additional paid in capital	282,215	282,166
Retained earnings	94,482	184,632
Total stockholders’ equity	376,827	467,098
Total Liabilities and Stockholders’ Equity	$436,783	$586,505

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$53,306	$65,332	$152,988	$182,830
Revenue – related parties	832	352	1,654	2,219
Cost of goods sold	44,129	54,037	120,379	155,603
Cost of goods sold – related parties	1,508	4,455	5,065	12,314
Distribution	2,007	1,687	5,304	5,006
Distribution – related parties	48	43	138	132
Gross profit	6,446	5,462	23,756	11,994
Selling, general, and administrative expenses
Compensation expense	769	661	2,348	1,996
Other expense	927	561	1,912	1,609
Related party expense	155	132	458	391
Research and development expenses	791	833	2,394	2,327
Total operating expenses	2,642	2,187	7,112	6,323
Income from operations	3,804	3,275	16,644	5,671
Interest and dividend income	1,076	2,718	4,562	7,830
Interest expense	(32)	(43)	(119)	(130)
Gain (loss) on marketable securities	1,213	1,424	(7,273)	5,177
Other (expense) income	(1)	262	8,347	149
Other income	2,256	4,361	5,517	13,026
Income before taxes	6,060	7,636	22,161	18,697
Income tax (benefit) provision	(830)	1,014	(18,931)	2,889
Net income	$6,890	$6,622	$41,092	$15,808

Earnings per common share
Basic	$0.16	$0.15	$0.94	$0.36
Diluted	$0.16	$0.15	$0.94	$0.36
Weighted average shares outstanding
Basic	43,743,243	43,743,243	43,743,243	43,743,243
Diluted	43,745,339	43,743,243	43,744,107	43,745,153
Comprehensive income
Net income	$6,890	$6,622	$41,092	$15,808
Other comprehensive (loss) income from unrealized net (losses) gains on available-for-sale debt securities	(8)	1	(215)	279
Income tax effect	1	-	45	(59)
Total other comprehensive (loss) income, net of tax	(7)	1	(170)	220
Comprehensive income	$6,883	$6,623	$40,922	$16,028

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635
Other comprehensive income	-	-	150	-	-	150
Net income	-	-	-	-	15,159	15,159
Balance - June 30, 2020	43,743,243	$4	$133	$282,215	$87,592	$369,944
Other comprehensive loss	-	-	(7)	-	-	(7)
Net income	-	-	-	-	6,890	6,890
Balance - September 30, 2020	43,743,243	$4	$126	$282,215	$94,482	$376,827

	For the Nine Months Ended September 30, 2019
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Other comprehensive income	-	-	202	-	-	202
Net income	-	-	-	-	5,499	5,499
Balance - March 31, 2019	43,743,243	$4	$182	$282,145	$112,448	$394,779
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	3,687	3,687
Balance - June 30, 2019	43,743,243	$4	$199	$282,145	$116,135	$398,483
Stock based compensation, net of tax	-	-	-	21	-	21
Other comprehensive income	-	-	1	-	-	1
Net income	-	-	-	-	6,622	6,622
Balance - September 30, 2019	43,743,243	$4	$200	$282,166	$122,757	$405,127

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$41,092	$15,808
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	8,554	9,092
Amortization of deferred financing costs	84	108
Change in deferred income taxes, net	(951)	(273)
Change in fair value of equity securities	5,445	(6,621)
Change in fair value of derivative instruments	(757)	(357)
Loss on the sale of investments	1,828	1,444
Stock based compensation	49	21
Gain on disposal of property and equipment	(51)	(11)
Noncash interest expense	35	22
Changes in operating assets and liabilities:
Accounts receivable	73,041	(4,526)
Accounts receivable – related parties	3,218	1,822
Inventory	8,486	(3,493)
Income tax receivable	(14,379)	6,491
Prepaid expenses	1,349	1,257
Other assets	483	221
Accounts payable	(51,711)	5,951
Accounts payable – related parties	(341)	(717)
Accrued expenses and other current liabilities	2,295	1,904
Accrued expenses and other current liabilities – related parties	(64)	-
Deferred revenue	(793)	(274)
Other noncurrent liabilities	(336)	(3,511)
Net cash provided by operating activities	76,576	24,358
Cash flows from investing activities
Collateralization of derivative instruments	801	852
Purchase of marketable securities	(5,073)	(19,200)
Proceeds from the sale of marketable securities	7,729	28,962
Proceeds from the sale of property and equipment	104	13
Capital expenditures	(3,717)	(6,139)
Net cash (used in) provided by investing activities	(156)	4,488
Cash flows from financing activities
Loan proceeds	8,180	-
Payment on loan	(8,180)	-
Deferred financing costs	(477)	-
Payment of dividends	(139,103)	(7,873)
Net cash used in financing activities	(139,580)	(7,873)
Net change in cash and cash equivalents	(63,160)	20,973
Cash and cash equivalents at beginning of period	243,331	214,972
Cash and cash equivalents at end of period	$180,171	$235,945

Cash paid for interest	$2	$-
Cash paid for income taxes	$660	$1,076
Noncash investing and financing activities:
Noncash capital expenditures	$98	$42
Noncash operating leases	$442	$432

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

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

As the law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized its benefit in the three months ended December 31, 2019 and in the three and nine months ended September 30, 2020 as part of the tax provision.

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

Certain of FutureFuel custom chemical contracts within the chemicals segment contain a material right as defined by ASU 2014-09, Revenue from Contracts with Customers (“ Topic 606”), from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. FutureFuel applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimates the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled and undelivered amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at September 30, 2020 and December 31, 2019 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemicals segment plant expansions were $95 and $492, for the three months and $3,453 and $3,402, for the nine months ended September 30, 2020 and 2019, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemicals segment from the contract liability reductions were $174 and $1,302 for the three months, and $4,080 and $3,510 for the nine months ended September 30, 2020 and 2019, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Included in the nine months ended September 30, 2020, was the acceleration of the recognition of the remaining material right related to a customer contract which effectively ends December 31, 2020 for which all product shipments have been fulfilled. The amortization of this customer contract liability was $0 and $214, for the three months ended September 30, 2020 and 2019, respectively; $3,452 and $784, for the nine months ended September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2020	December 31, 2019
Trade receivables, included in accounts receivable*	$11,051	$11,902
Contract assets, included in accounts receivable	$907	$1,067
Contract liabilities, included in deferred revenue - short-term	$3,390	$5,030
Contract liabilities, included in deferred revenue - long-term	$18,165	$17,151

*Exclusive of the BTC of $25,253 and $97,295, respectively, and net of allowances for bad debt of $43 and $0 as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2020, approximately $21,555 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably with product sold over the expected term of its long-term contracts which range from four to six years. Approximately 16% of this revenue is expected to be recognized over the next 12 months, and 84% is expected to be recognized between years two and six. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Contract revenue from customers with > 1 year arrangements	$4,995	$16,331	$19,518	$43,470
Contract revenue from customer with < 1 year arrangements	49,088	49,298	136,975	141,413
Revenue from non-contractual arrangements	55	55	166	166
BTC rebate	-	-	(2,017)	-
Total revenue	$54,138	$65,684	$154,642	$185,049

Timing of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Bill and hold revenue	$7,400	$14,417	$24,888	$38,179
Non-bill and hold revenue	46,738	51,267	129,754	146,870
Total revenue	$54,138	$65,684	$154,642	$185,049

As of September 30, 2020, $2,653 of the three- and nine-months bill-and-hold revenue had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4 )	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2020	December 31, 2019
At average cost (approximates current cost)
Finished goods	$10,331	$22,564
Work in process	1,828	2,768
Raw materials and supplies	22,543	20,121
	34,702	45,453
LIFO reserve	(5,615)	(7,880)
Total inventory	$29,087	$37,573

5 )	DERIVATIVE INSTRUMENTS

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a gain of $867 and $6,789 for the three months and nine months ended September 30, 2020, respectively, and a gain of $322 and a loss of $711 for the three months and nine months ended September 30, 2019, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	250	$490	140	$(267)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $290 and $1,091 at September 30, 2020 and December 31, 2019, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6 )	MARKETABLE SECURITIES

At September 30, 2020 and December 31, 2019, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized gain on equity securities held for the three months ended September 30, 2020 and 2019 were $1,961 and $1,730, respectively. The unrealized (loss) gain on equity securities held for the nine months ended September 30, 2020 and 2019 were ($5,445) and $6,621, respectively.

Available-for-sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	September 30, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$160	$-	$3,836
Total debt securities	$3,676	$160	$-	$3,836

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$250	$-	$3,926
Exchange-traded debt	1,428	128	(3)	1,553
Total debt securities	$5,104	$378	$(3)	$5,479

The aggregate fair value of debt securities with unrealized losses totaled $0 at September 30, 2020 and $151 at December 31, 2019. Effective January 1, 2020 the Company adopted ASU 2016-13 using the modified retrospective approach. Under ASU 2016-13 the Company evaluates the debt securities for credit losses using the current expected credit loss model (“CECL”). At the date of adoption and at September 30, 2020, the Company held no debt securities with a fair value below adjusted cost, and no evaluation under the CECL model was required.

Sales of debt securities amounted to $1,500 in the three and nine months ended September 30, 2020, resulting in gains of $72. There were no sales of debt securities in the nine months ended September 30, 2019.

The debt securities held at September 30, 2020, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2020 and December 31, 2019.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2020	Level 1	Level 2	Level 3
Derivative instruments	$490	$490	$-	$-
Preferred stock and other equity instruments	$59,640	$59,640	$-	$-
Trust preferred stock and exchange-traded debt instruments	$3,836	$3,836	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2019	Level 1	Level 2	Level 3
Derivative instruments	$(267)	$(267)	$-	$-
Preferred stock and other equity instruments	$68,141	$68,141	$-	$-
Trust preferred stock and exchange-traded debt instruments	$5,479	$5,479	$-	$-

8 )	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 at September 30, 2020 and December 31, 2019. FutureFuel tests the intangible asset for impairment in accordance with Topic 350, Intangibles-Goodwill and Other.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9 )	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2020	December 31, 2019
Accrued employee liabilities	$4,420	$2,534
Accrued property, franchise, motor fuel and other taxes	1,545	1,226
Lease liability, current	541	537
Other	380	113
Total	$6,886	$4,410

10 )	BORROWINGS

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

There were no borrowings under the Credit Agreement at September 30, 2020 or under the Prior Credit Agreement at December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. Under the CARES Act, certain subsidiaries of FutureFuel entered into a loan with Saint Louis Bank pursuant to the Paycheck Protection Program (“PPP”) totaling $8,180 on April 10, 2020. At the time that FutureFuel applied for the PPP loan, it qualified to receive the funds pursuant to the then published eligibility requirements. FutureFuel ensured continued operation as part of the nation’s critical infrastructure on the receipt and availability of these funds. However, the Small Business Administration and Treasury Department subsequently issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, FutureFuel repaid the full amount of the PPP loan on May 5, 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11 )	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax (benefit) provision	$(830)	$1,014	$(18,931)	$2,889
Effective tax rate	(13.7%)	13.3%	(85.4%)	15.5%

The effective tax rate for the three and nine months ended September 30, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three and nine months ended September 30, 2020 as FutureFuel will be able to carry back its 2019 and 2020 federal NOLs to years with a higher tax rate rather than forward to years with a lower tax rate.

The effective tax rate for the three and nine months ended September 30, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first nine months of 2019. The nine months ended September 30, 2019 rate was also favorably impacted from a retroactive research and development credit for 2018 in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at September 30, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of $15 and ($557) at September 30, 2020 and December 31, 2019, respectively.

12 )	EARNINGS PER SHARE

In the three and nine months ended September 30, 2020 and 2019, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$6,890	$6,622	$41,092	$15,808
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,743,243	43,743,243	43,743,243
Effect of dilutive securities:
Stock options and other awards	2,096	-	864	1,910
Weighted average shares outstanding – diluted	43,745,339	43,743,243	43,744,107	43,745,153

Basic earnings per share	$0.16	$0.15	$0.94	$0.36
Diluted earnings per share	$0.16	$0.15	$0.94	$0.36

For the three and nine months ended September 30, 2020, 40,000 and 54,667 options were excluded on a weighted average basis respectively, as these options were anti-dilutive in the computation of diluted earnings per share. For the three and nine months ended September 30, 2019, 50,000 and 30,000 options were excluded on a weighted average basis, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

13 )	RECLASSIFICATIONS FROM ACCUMULATED OTHER COMPREHENSIVE INCOME

The following tables summarize changes in accumulated other comprehensive income from unrealized gains and losses on available-for-sale debt securities in the three and nine months ended September 30, 2020 and 2019.

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Three Months Ended September 30, 2020 and 2019
(net of tax)

	2020	2019
Balance at July 1	$133	$199
Other comprehensive income before reclassifications	60	1
Amounts reclassified from accumulated other comprehensive income	(67)	-
Net current-period other comprehensive (loss) income	(7)	1
Balance at September 30	$126	$200

Changes in Accumulated Other Comprehensive Income From Unrealized
Gains and Losses on Available-for-Sale Securities
Nine Months Ended September 30, 2020 and 2019
(net of tax)

	2020	2019
Balance at January 1	$296	$(20)
Other comprehensive income before reclassifications	(71)	220
Amounts reclassified from accumulated other comprehensive income	(99)	-
Net current-period other comprehensive (loss) income	(170)	220
Balance at September 30	$126	$200

The following tables summarize amounts reclassified from accumulated other comprehensive income in the three and nine months ended September 30, 2020 and 2019.

Reclassifications from Accumulated Other
Comprehensive Income for the Three and Nine Months Ended
September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale debt securities	$85	$-	Gain (loss) on marketable securities
Total before tax	85	-
Tax effect	(18)	-
Total reclassifications	$67	$-

	Nine Months Ended September 30,
	2020	2019	Affected Line Item in Statement of Operations
Unrealized gains on available-for-sale debt securities	$125	$-	Gain (loss) on marketable securities
Total before tax	125	-
Tax effect	(26)	-
Total reclassifications	$99	$-

There were no reclassifications from accumulated other comprehensive income in the three and nine months ended September 30, 2019.

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

15 )	SEGMENT INFORMATION

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Custom chemicals	$10,328	$25,270	$52,129	$70,935
Performance chemicals	2,409	3,376	11,139	10,922
Chemicals revenue	12,737	28,646	63,268	81,857
Biofuels revenue	41,401	37,038	91,374	103,192
Total Revenue	$54,138	$65,684	$154,642	$185,049

Segment gross profit/(loss)
Chemicals	$4,754	$8,488	$20,345	$22,978
Biofuels	1,692	(3,026)	3,411	(10,984)
Total gross profit	$6,446	$5,462	$23,756	$11,994

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

16)	SPECIAL CASH DIVIDEND

On March 23, 2020, the Company declared a special cash dividend of $3.00 per share on common stock in the amount of $131,230 that was paid on April 17, 2020.

17)	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Standards

In the first quarter of 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and the associated ASUs (collectively “Topic 326”) on a modified retrospective approach. The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company recorded a $12 reduction to opening retained earnings and an allowance for bad debt of $12 on our consolidated financial statements.

Recently Issued Accounting Standards Not Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment. The Company is currently evaluating the impact of adopting this guidance.

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

18)	LEGAL MATTERS

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

During the nine months ended September 30, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

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

Because the magnitude and duration of the COVID-19 pandemic and its economic consequences are unclear, the pandemic’s impact on our performance is difficult to predict. The principle area we continue to anticipate COVID-19 to negatively impact our financial performance is our customer demand.

Customer Demand – Several of our major chemical customers sell the products we produce for them in markets that have been significantly impacted by COVID-19. The energy and automotive markets in particular have drastically been impacted starting in April which we anticipate will reduce chemicals segment revenue the remainder of the year based on current estimates. Low diesel prices and a Renewable Identification Number (RIN) market that has stagnated on uncertainty of required mandates has similarly reduced the value of our finished product. The duration of this impact of COVID-19 is difficult to forecast.  We currently expect these markets to recover over time. However, the speed at which these market sectors rebound is highly uncertain and will be determined by reopening of economies and restoration of consumer confidence.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. For more information on the risks associated with COVID-19, refer to Part II, Item 1A, "Risk Factors" herein.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2020	2019	Change	Change
Revenue	$54,138	$65,684	$(11,546)	(17.6%)
Income from operations	$3,804	$3,275	$529	16.2%
Net income	$6,890	$6,622	$268	4.0%
Earnings per common share:
Basic	$0.16	$0.15	$0.01	6.7%
Diluted	$0.16	$0.15	$0.01	6.7%
Capital expenditures (net of customer reimbursements)	$758	$572	$186	32.5%
Adjusted EBITDA	$5,575	$6,834	$(1,259)	(18.4%)

	Nine Months Ended September 30,
			Dollar	%
	2020	2019	Change	Change
Revenue	$154,642	$185,049	$(30,407)	(16.4%)
Income from operations	$16,644	$5,671	$10,973	193.5%
Net income	$41,092	$15,808	$25,284	159.9%
Earnings per common share:
Basic	$0.94	$0.36	$0.58	161.1%
Diluted	$0.94	$0.36	$0.58	161.1%
Capital expenditures (net of customer reimbursements)	$1,891	$1,446	$445	30.8%
Adjusted EBITDA	$18,404	$15,633	$2,771	17.7%

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$6,890	$6,622	$41,092	$15,808
Depreciation	2,692	3,620	8,554	9,092
Non-cash stock-based compensation	-	21	49	21
Interest and dividend income	(1,076)	(2,718)	(4,562)	(7,830)
Non-cash interest expense and amortization of deferred financing costs	32	43	119	130
Gain on disposal of property and equipment	(53)	(22)	(51)	(11)
(Gain) loss on derivative instruments	(867)	(322)	(6,789)	711
(Gain) loss on marketable securities	(1,213)	(1,424)	7,273	(5,177)
Other non-operating income	-	-	(8,350)	-
Income tax (benefit) provision	(830)	1,014	(18,931)	2,889
Adjusted EBITDA	$5,575	$6,834	$18,404	$15,633

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$76,576	$24,358
Deferred income taxes, net	951	273
Interest and dividend income	(4,562)	(7,830)
Income tax (benefit) provision	(18,931)	2,889
(Gain) loss on derivative instruments	(6,789)	711
Change in fair value of derivative instruments	757	357
Change in operating assets and liabilities, net	(21,248)	(5,125)
Other income non-operating income	(8,350)	-
Adjusted EBITDA	$18,404	$15,633

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
Revenues	$54,138	$65,684	$(11,546)	(17.6%)	$154,642	$185,049	$(30,407)	(16.4%)
Volume/product mix effect			$5,369	8.2%			$11,151	6.0%
Price effect			$(16,915)	(25.8%)			$(41,558)	(22.5%)

Gross profit	$6,446	$5,462	$984	18.0%	$23,756	$11,994	$11,762	98.1%

Consolidated revenue in the three and nine months ended September 30, 2020, decreased $11,546 and $30,407, compared to the three and nine months ended September 30, 2019. This decrease primarily resulted from lower sales volumes in the chemicals segment and lower biofuel selling prices driven by the COVID-19 pandemic along with the absence of an agrochemical product we no longer make. Partially offsetting this decline in the three and nine-month period was increased biofuels sales volumes.

Gross profit in the three and nine months ended September 30, 2020 increased $984 and $11,762 compared to the three and nine months ended September 30, 2019. This increase was primarily from: i) the blenders’ tax credit (“BTC”) being in effect for the current period and not in effect in the prior year periods; ii) increased sales volumes of biofuels; and iii) the change in the unrealized and realized activity in derivative instruments. The change in derivatives was a gain of $867 and $322 in the three months ended September 30, 2020 and 2019, respectively. The change in derivatives had a greater impact in the nine-month comparison period with a gain of $6,789 in the nine months ended September 30, 2020 and a loss of $711 in the nine months ended September 30, 2019. Mostly reducing this profit was the reduction in chemical sales volumes as described above.

Also impacting gross profit in both the three and nine months ended September 30, 2020 and 2019 was the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  In the three months ended September 30, 2020 this adjustment decreased gross profit $628 and increased gross profit $557 in the three months ended September 30, 2019. In the nine months ended September 30, 2020 and 2019, this adjustment increased gross profit $2,266 and $2,480, respectively.

Operating Expenses

Operating expenses increased $455 and $789 in the three and nine months ended September 30, 2020, as compared to the three months ended September 30, 2019 from higher compensation expense and various external services.

Other Income

During the nine months ended September 30, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

Income Tax Provision

The effective tax rate for the three months ended September 30, 2020 reflects the positive effect of the reinstatement of certain tax credits and incentives for 2020, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and Small Producer Agri-biodiesel Producer Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (H.R. 748) (“CARES Act”). The CARES Act provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback to each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. This enacted NOL provision had a positive effect on the effective tax rate for the three and nine months ended September 30, 2020 as FutureFuel will be able to carryback its 2019 and 2020 federal NOLs to years with a higher tax rate rather than forward to years with a lower tax rate.

The effective tax rate for the three months ended September 30, 2019 reflects the unfavorable effect of the BTC and Small Producer Agri-biodiesel Producer Credit not being in the law for the first nine months of 2019. The rate was also favorably impacted from a retroactive research and development credit for a prior year in a state where FutureFuel does significant business.

There were no unrecognized tax benefits at September 30, 2020 or December 31, 2019.

FutureFuel recorded interest and penalties, net, as a component of income tax provision and had accrued balances of $13 and ($557) at September 30, 2020 and December 31, 2019, respectively.

Net Income

Net income for the three and nine months ended September 30, 2020 increased $268 and $25,284, respectively, as compared to the same periods in 2019. This increase resulted primarily from biodiesel tax credits and incentives that were in effect in the three and nine months ended September 30, 2020 that were not in effect until the end of 2019 (see Note 2) and tax law changes in the first nine months of 2020 not in effect for 2019 (see the income tax provision discussion above). In the three and nine months ended September 30, 2020, income was also benefited by other income from the resolution of a prior year contractual matter. Partially offsetting this increase in the nine-month period was net unrealized losses on equity securities.

 Chemicals Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
Revenues	$12,737	$28,646	$(15,909)	(55.5%)	$63,268	$81,857	$(18,589)	(22.7%)
Volume/product mix effect			$(15,667)	(54.7%)			$(20,820)	(25.4%)
Price effect			$(242)	(0.8%)			$2,231	2.7%

Gross profit	$4,754	$8,488	$(3,734)	(44.0%)	$20,345	$22,978	$(2,633)	(11.5%)

Chemical revenue in the three and nine months ended September 30, 2020 decreased $15,909 and $18,589 as compared to the three and nine months ended September 30, 2019. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three and nine months ended September 30, 2020 totaled $10,328 and $52,129, a decrease of $14,942 and $18,806 from the same period in 2019. Decreased revenue in the three and nine months ended September 30 as compared to the prior three and nine-month period were mostly driven by: i) an agrochemical product we no longer manufacture; ii) a slowdown in near-term business in both automotive and energy related applications resulting from COVID-19; and iii) the phase out of a laundry detergent additive. Performance chemicals (composed of multi-customer products which are sold based on specification) revenue was $2,409 and $11,139 in the three and nine months ended September 30, 2020, a decrease of $967 from the same three months in 2019 and an increase of $217 from the same nine months ended in 2019. The decrease in the three-month comparison period was primarily from reduced sales volume from COVID-19. In the nine-month comparison period, revenue was benefited from higher glycerin prices based on the reduced supply of imported material as a result of COVID-19.

Gross profit for the chemicals segment for the three and nine months ended September 30, 2020, decreased $3,734 and $2,633, respectively, when compared to the same periods of 2019. This decrease was driven primarily from volume effects resulting from COVID-19 and the absence of an herbicide intermediate product we no longer make.

Biofuels Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2020	2019	Amount	%	2020	2019	Amount	%
Revenues	$41,401	$37,038	$4,363	11.8%	$91,374	$103,192	$(11,818)	(11.5%)
Volume/product mix effect			$21,036	56.8%			$31,971	31.0%
Price effect			$(16,673)	(45.0%)			$(43,789)	(42.4%)

Gross profit	$1,692	$(3,026)	$4,718		$3,411	$(10,984)	$14,395

Biofuels revenue in the three and nine months ended September 30, 2020 increased $4,363 and decreased $11,818 as compared to the same periods of 2019, respectively.  Sales volumes improved in the three and nine-month periods but were reduced by lower selling prices from continued impact of COVID-19.

One major refiner/blender customer within our biofuels segment was greater than 10% of revenue in 2020 and 2019.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $1,692 in the three months ended September 30, 2020, as compared to a gross loss of $3,026 in the same period of 2019. This increase was primarily from stronger sales volumes with improved margins given the blenders tax credit in effect in the current year and not in effect in 2019. Gross profit also improved from higher gains in derivatives: $867 in the three months ended September 30, 2020 as compared to a gain of $322 in the three months ended September 30, 2019.

Biofuels gross profit was $3,411 in the nine months ended September 30, 2020, as compared to a gross loss of $10,984 in the same period of 2019. This increase was primarily from the change in the activity in derivative instruments with a gain of $6,789 in the nine months ended September 30, 2020 as compared to a loss of $711 in the same period of 2019.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	September 30, 2020		December 31, 2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments*	250	$490	140	$(267)

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under Topic 606. Certain long-term contracts had upfront non-cancellable payments considered material rights. The Company applied the renewal option approach in allocating the transaction price to the material rights. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Estimates are updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Note 3 to our consolidated financial statements.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements were $7,400 and $14,417 for the three months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019 bill-and-hold sales revenue was $24,888 and $38,179, respectively. As of September 30,2020, $2,653 of the three- and nine-month bill-and-hold revenue had not shipped.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2020 and 2019 are set forth in the following table.

	Nine Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$76,576	$24,358
Net cash (used in) provided by investing activities	$(156)	$4,488
Net cash used in financing activities	$(139,580)	$(7,873)

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

Operating Activities

Cash provided by operating activities increased from $24,358 in the first nine months of 2019 to $76,576 of cash provided in the first nine months of 2020, for a net increase of $52,218. This increase was primarily attributable to the decrease in accounts receivable of $77,567. The provision of this cash resulted from the change of $73,041 in accounts receivable for the first nine months of 2020 primarily from BTC receivables, as compared to a $4,526 decrease in accounts receivable for the same period in 2019. Offsetting these net cash inflows was a $57,662 net decrease in the accounts payable, calculated from the decrease of $51,711 in the first nine months of 2020 as compared to an increase in the same period in 2019 of $5,951. This cash outflow from accounts payable was also primarily related to BTC rebates due to customers and paid in 2020.  The increase in net income also provided $25,284 in the first nine months of 2020 as compared to the same period in 2019.

Investing Activities

Cash provided by investing activities decreased from $4,488 of cash provided in the first nine months of 2019 to $156 of cash used in investing activities in the first nine months of 2020. The primary source of the increase in cash used was the result of the decrease in the net sales of marketable securities of $7,106. Those net sales amounted to $2,656 in the nine months ending September 30, 2020. Offsetting this change was a decrease in capital expenditures of $2,422. Our capital expenditures and customer reimbursements for capital expenditures for the nine months ended September 30, 2020 and 2019 are summarized in the following table:

	2020	2019
Cash paid for capital expenditures	$3,717	$6,139
Cash received from customers as reimbursement of capital expenditures	$(1,826)	$(4,693)
Cash paid for capital expenditures, net of reimbursements	$1,891	$1,446

Financing Activities

Cash used in financing activities was $139,580 and $7,873, in the nine months ended September 30, 2020 and 2019, respectively. This $131,707 increase in cash used was primarily the payment of a special dividend on our common stock in the first nine months of 2020 of $131,230. The remaining increase of $477 related to debt origination costs in the nine months of 2020 from the amendment of our existing credit facility.

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

During the three months ended September 30, 2020, we applied for and received loan proceeds under the Paycheck Protection Program. On May 5, 2020, we repaid the loan in full.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the three and nine months ended September 30, 2020 and 2019, we paid regular quarterly cash dividends in the amount of $0.06 per share on our common stock. The regular quarterly cash dividend amounted to $2,624 in each of the first three quarters. On March 23, 2020 we also declared a special cash dividend of $3.00 per share in the amount of $131,230 that was paid on April 17, 2020.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. At September 30, 2020 and December 31, 2019, we also had investments in certain preferred stock, trust preferred securities, exchange-traded debt instruments, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $63,476 and $73,620 at September 30, 2020 and December 31, 2019, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2020 and December 31, 2019. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2020 or December 31, 2019 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2020 or 2019. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biofuels segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2020 and December 31, 2019, the fair values of our derivative instruments were a net asset of $490 and net liability of $267, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2020. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements in thousands(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	336,217	LB	10%	$8,977	37.8%
Methanol	57,481	LB	10%	$753	3.2%
Electricity	78	MWH	10%	$414	1.7%
Sodium Methylate	9,428	LB	10%	$307	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2020. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2020 or December 31, 2019 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at September 30, 2020 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
11.	Statement re Computation of per Share Earnings
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, including but not limited to the COVID-19 pandemic and the response thereto, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2019 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: November 9, 2020

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2020