Form 10-K
period 2020-12-31
FutureFuel Corp.
filed 2021-03-16
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                 ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $302,740,842.

Note — If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 16, 2021: 43,743,243

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

During 2020, we distributed normal quarterly cash dividends of $0.06 per share and a special dividend of $3.00 per share on our common stock. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2021.

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

With respect to our biofuels segment, our plant has a demonstrated capacity near 59 MMgy (million gallons per year) with production of 58 MMgy during 2020 with the reinstatement of the blenders’ tax credit (“BTC”), which strengthened a COVID-19 weakened market for renewable fuel volumes and resulting price declines. In late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022. The future production of biodiesel is uncertain and will depend on various factors including: (i) changes in feedstock prices relative to biodiesel prices; (ii) competition from alternative products, such as renewable diesel; (iii) whether government mandates with respect to biodiesel usage remain in effect; (iv) whether certain tax credits with respect to biodiesel production remain in effect; and (v) competitiveness and availability of foreign imports. See the discussion below, including “Risk Factors” beginning at page 15 below.

The COVID-19 pandemic and measures to address the pandemic have significantly reduced domestic demand for gasoline and diesel, thereby reducing demand for 2020 RINs. Renewable Volume Obligations (RVOs) are based on the volume of sales of gasoline and diesel of an obligated party under RFS2. As those volumes decrease, there is a corresponding decrease in the volume of RINs required for RFS compliance. As a result, demand for RINs and the value of RINs going forward is uncertain. Further, it is uncertain how long the impacts of COVID-19 will continue.

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

Operations

For the year ended December 31, 2020, approximately 61% of our revenue was derived from biofuels, 31% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 8% of revenues from multi-customer specialty chemicals (“performance chemicals”).

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

Our technical and operational competency acquired as a supplier of specialty chemicals enabled the development of a flexible manufacturing process, which can use a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, inedible corn oil, yellow grease, inedible tallow, choice white grease, used cooking oil, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A biodiesel blend is currently used in the facility’s diesel fleet and is available for retail sale at the site. We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, B20, and B50 blends) at our short-term leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (the “RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.10 billion gallons per year in 2019. Currently, the mandate is determined by the USEPA in coordination with the U.S. Secretaries of Energy and Agriculture. The last update to the mandate was issued on December 19, 2019, when the USEPA finalized the volume requirements and percentage standards under the RFS2 program for 2020 for cellulosic biofuel, biomass-based diesel, advanced biofuel, and total renewable fuel and for biomass-based diesel for 2021.

The following table shows the finalized volume requirement by the USEPA with a modest growth rate in biomass-based diesel.

	Final Renewable Fuel Volumes
	2019	2020	2021
Cellulosic biofuel (million gallons)	418	593	n/a
Biomass-based diesel (billion gallons)	2.10	2.43	2.43
Advanced biofuel (billion gallons)	4.92	5.09	n/a
Renewable fuel (billion gallons)	19.92	20.09	n/a
Implied conventional biofuel (billion gallons)	15	n/a	n/a

●	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
●	The 2020 biomass-based diesel volume requirement was established in the 2019 final rule (40 CFR 80.1405, December 19, 2019).
●	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuel-standards-2020-and-biomass-based-diesel-volume

U.S. biomass-based diesel production capacity, of which biodiesel represents a significant amount, exceeded the federal mandate from 2016 through November 2020 as shown in the following chart:

Biomass Production Source: Total U.S. production of renewable fuels in the RFS2 program broken out by fuel type and category is reported by the USEPA at https://www.eia.gov/biofuels/biodiesel/production/.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon BTC applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade. The BTC was not in place during 2012, 2014, 2015, 2018, and the majority of 2019. For each of these years, the BTC was retroactively reinstated. The longest period of retroactive reinstatement was in late December 2019 which reinstated the credit for 2018 through December 31, 2022 (the longest established period in law).

Like the BTC, the small agri-biodiesel credit was not in place for the majority of 2019. The small agri-biodiesel credit provides for an annual tax incentive in the amount of $0.10 per gallon on the first 15 million gallons of qualified agri-biodiesel produced. In late December 2019, the small agri-biodiesel credit was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022.

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

Quality

For quality specification purposes, and to qualify for the federal mandate, biodiesel must meet the requirements of American Society for Testing and Materials (“ASTM”) D6751. This specification ensures that blends up to B20 are compatible with diesel engines and associated fuel system hardware. See Status and Issues for Biodiesel in the United States, National Renewable Energy Laboratory, Theresa Alleman, Margo Melendez, and Wendy Dafoe et. al., Feb. 2015. All biodiesel manufactured at our Batesville plant is tested in on-site quality control laboratories and confirmed to meet, and typically exceed, the ASTM D6751 standard.

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances, the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and, in theory, would be used where the cloud point of No. 2 biodiesel does not provide adequate assurance of quality. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. FutureFuel continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the specifications for No. 1 biodiesel.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Countervailing duties levied in 2017 by the U.S. Commerce Department on biodiesel imported from Argentina and Indonesia reduced excess supply of imported glycerin. The U.S glycerin market corrected in 2018 with supply/demand more in balance. Crude glycerin (as generated from biodiesel production) is commonly sold into energy exploration and water treatment markets, the price of which is determined, among other factors, by energy prices, product supply, and corn commodity prices.

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

Biodiesel Production Capacity

According to Biodiesel Magazine (December 15, 2020) the United States had a total combined annual capacity of 2,806 million gallons from 105 biodiesel plants. See http://www.biodieselmagazine.com/plants/listplants/USA/. Available plant capacity increased 293 million gallons from 2017. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

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

For the twelve months ended December 31, 2020 and 2019, one customer represented approximately 20% and 22% of biofuel revenue (12% and 11% of total revenue). For the twelve months ended December 31, 2018 four customers represented approximately 58% of biofuel revenue (35% of total revenue), with the remaining biofuel revenue spread across multiple other customers. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel is a rapidly growing competing biofuel with biodiesel. FutureFuel uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As a result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

According to the U.S. Department of Energy, five plants produce renewable diesel in the United States, with a combined capacity of nearly 400 million gallons per year. Production is expected to grow in the coming years due to expansions at existing plants and the construction of new plants. The U.S. Energy Information Administration (EIA) does not report renewable diesel production; however, the U.S. Environmental Protection Agency (EPA) reports RFS RIN data, which indicates that the United States consumed over 900 million gallons in 2019. Nearly all domestically produced and imported renewable diesel is used in California due to economic benefits under the Low Carbon Fuel Standard. See https://afdc.energy.gov/fuel/emerging_hydrocarbon.html#:~:text=Five%20plants%20produce%20renewable%20diesel, 400%20million%20gallons%20per%20year.

We compete with other producers of biodiesel regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The ten largest producers in terms of production capacity of biodiesel in the United States in 2020 were Renewable Energy Group, Inc., Marathon and affiliates, World Energy and affiliates, RBF Port Neches, LLC, Cargill and affiliates, Ag Processing, Inc., Louis Dreyfus Agricultural Industries LLC, Hero BX, Archer Daniels Midland Co., and Seaboard Energy and affiliates. See http://www.biodieselmagazine.com/plants/listplants/USA/. These ten producers account for 59% of the total 2.8 billion gallons of production capacity available in 2020. Additionally, we compete with numerous other smaller producers and emerging renewable diesel and cellulosic based biodiesel technologies.

We cannot give any assurances that renewable diesel fuel, green diesel, natural gas or some other product produced by these or similar competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel. A significant capital investment would be required for FutureFuel to produce renewable diesel, and the current economics and business uncertainty do not support this level of investment.

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry, and large petroleum companies have greater resources than we do. Without government incentives and requirements, the consequent impact on processing economics would be uncertain.

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

Several biodiesel producers and petroleum refiners are investing in large scale renewable diesel production. These include Neste Corporation with production facilities in Asia and Europe, Valero Corporation through its Diamond Green JV with Darling Ingredients in Norco, Louisiana and World Energy, Paramount California. Greenea reported a six times potential growth in U.S. installed capacity of Renewable Diesel over the next six years. http://www.greenea.com/wp-content/uploads/2021/01/Greenea-Horizon-2030-Which-investments-will-see-the-light-in-the-biofuel-industry-1.pdf

Cyclicality and Seasonality

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

Our future strategy for our biofuels segment is geared towards these responses. Notwithstanding our future strategy, our continued production of biodiesel may be severely limited, in part, by our ability to source feedstock given competitive growing renewable diesel markets, or eliminated entirely, in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 15 below.

Chemicals Business Segment

Overview of the Segment

Our chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two components: “custom manufacturing” (manufacturing specialty chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under long-term contracts. Many of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, process scale up and improvement, operational safety, and environmental protection. Our custom manufacturing products are manufactured by continuous production, dedicated batch or general-purpose batch mode depending on the volumes required. Management believes that we are a strategic production partner to our key customers in this segment, and our engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. Historically, our custom manufacturing product portfolio has been highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, and fabric care markets.

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

Future Strategy

To build on and maintain our reputation as a technology-driven competitive chemical producer, we believe that we must continuously focus on customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. We believe that the ability to use large-scale batch and continuous production processes and a continuous focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. We intend to improve margins in this area of our business by careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities. We possess a core competency in chemical processing of bio-based feedstocks, and we believe this, combined with our expertise in specialty chemical synthesis, will position us favorably as a preferred manufacturer of a rapidly growing sustainable products market.

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

We agreed to extend the supply of our laundry detergent additive to our customer through 2020. However, demand for the laundry detergent additive has continued to decrease, and this customer will not require further production of any of this laundry detergent additive. We believe it is unlikely that there is a profitable market for new customers for this product.

No chemical customer represented greater than 10% of total sales revenue in 2020. One of our chemical customers and its affiliates, represented 10% or more of our 2019 and 2018 consolidated sales revenues. This customer represented approximately 22%, and 27% of our chemicals revenue (11% of total revenues each year) in 2019 and 2018, respectively. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. One product contract was not renewed at December 31, 2020 representing 17%, 10%, and 12% of chemical revenue (7%, 5%, and 5% of total revenue) for 2020, 2019, and 2018, respectively. Another product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue) and 14% of chemical revenue in 2018 (6% of total revenue). We are actively considering new business for the general purpose equipment vacated; however, there is no guarantee if or when we will be successful finding new business.

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

Research and Development

We devote considerable resources to our research and development programs, which are primarily targeted towards three objectives:

●	innovating, developing, and improving biofuels processes, in particular biodiesel and other biofuels, including value-up technology and applications for co-products;
●	developing and improving processes for custom manufacturing products; and
●	innovating, developing, and improving performance chemical products and manufacturing processes.

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

Research and development expense incurred by us for the years ended December 31, 2020, 2019, and 2018 were $2,988, $3,191, and $3,524, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

Environmental Matters

Various aspects of our operations are subject to regulation by state and federal agencies. Biofuel and chemical operations are subject to numerous, stringent and complex laws and regulations at the federal, state, and local levels governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may:

●	require acquisition of permits regarding discharges into the air and discharge of waste waters;
●	place restrictions on the handling and disposal of hazardous and other wastes; and
●	require capital expenditures to implement pollution control equipment.

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

The federal Oil Pollution Act of 1990 (or “OPA”) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States. A responsible party includes the owner or operator of an onshore facility. Spill cleanup liability may not apply if a spill is caused by a party’s gross negligence or willful misconduct, the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions via the Water Pollution Control Act.

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

The Toxic Substances Control Act (TSCA) seeks to reduce risks of injury to health or the environment associated with the manufacture, processing, distribution, use, or disposal of chemical substances. TSCA requires reporting, record-keeping and testing of certain chemicals and restricts use of some chemical substances and/or mixtures. Some substances are excluded from TSCA, including food, drugs, cosmetics and pesticides. Government agencies may initiate regulatory action to label, restrict, or ban a chemical, or to require the submission of additional data needed to determine the risk a chemical may pose. The statute contains enforcement provisions that include both criminal and civil penalties.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,057, $10,024, and $10,940 for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Human Capital

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

Our Batesville workforce comprises approximately 470 full-time non-union employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 6.5% over the past five years.

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

Risks Related to Economic Conditions, Governmental Action, and our Industry

We, along with global markets in general, may be significantly affected by the potential COVID-19 public health pandemic, which may adversely affect our business, results of operations or financial condition.

The global outbreak of the COVID-19 pandemic has caused governments to take measures to prevent spread of the virus.  We source certain raw materials for our chemicals segment from China.  Currently, the impact of COVID-19 on employees and industries in China and the global economy as a whole is uncertain. If COVID-19 is not stopped, the pandemic could further negatively affect the global economy and our business by negatively impacting our ability to competitively source raw materials, which would have a negative effect on our revenue, expenses and results of operations. We are currently supplied for these raw materials through the near term, however, our ability to competitively source these raw materials after such time is uncertain given the unknown impacts of COVID-19.

Additionally, the spread of COVID-19 could generally devastate companies globally, which could in turn have a negative impact on our customers and thus on our business, the extent to which depends on future developments, which are highly unpredictable. We cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

●	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;
●	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;
●	the complete or partial closure of our manufacturing facility;
●	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our product;
●	suspension of renewable fuel and/or low carbon fuel policies;
●

limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the US Department of Homeland Security;

●	decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel; and
●

our management of the impact of COVID-19 has and will continue to require significant investment of time and may cause the Company to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on the results of operations.

The extent of the impact of the COVID-19 pandemic on our business is highly uncertain as information is evolving with respect to the duration and severity of the pandemic. We cannot reasonably estimate the duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

We operate within the biomass-based diesel industry, which relies on governmental programs requiring or incentivizing the consumption of biofuels, including the BTC. The expiration or loss of mandates or incentives would have a material adverse effect on our business.

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

With respect to our biofuels platform, the United States Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the USEPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the required renewable fuel volumes, by waiving compliance with the required renewable fuel volumes or otherwise. In addition, while Congress specified RFS2 renewable fuel volume requirements through 2022 (subject to adjustment in the rulemaking process), beginning in 2023 required volumes of renewable fuel will be largely at the discretion of the USEPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

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

We derive a significant portion of our revenues from sales of our biofuels in the State of California primarily as a result of California’s Low Carbon Fuel Standard ("LCFS"); adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.

The LCFS is designed to reduce greenhouse gas ("GHG") emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We generate LCFS credits when we sell qualified fuels which are used in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biodiesel. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of the COVID-19 pandemic, if the fuel produced is deemed not to qualify for LCFS credits; or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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

Biodiesel is encountering increased competition from renewable diesel, which is produced via hydrotreating a biomass-based feedstock. Renewable diesel can be used interchangeably with conventional petroleum diesel, is not limited in blends, and can be transported via existing fuel pipeline infrastructure. A significant capital investment would be required for FutureFuel to produce renewable diesel, and the current economics and business uncertainty do not support this level of investment.

The primary manufacturers of renewable biodiesel include Neste, World Energy, Zymergen, Diamond Green Diesel, Fulcrum, Red Rock, Raj Renewables, and Dynamic Fuels. Biodiesel Magazine recently estimated in January 2021 that there is close to 5.5 billion gallons of new investments being made to expend capacity of renewable diesel. See http://www.biodieselmagazine.com/articles/2517318/renewable-diesels-rising-tide .

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

We are reliant on certain strategic raw materials (such as biodiesel feedstocks and methanol) for our operations. We have implemented certain risk management tools, such as multiple suppliers and hedging, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

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

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets. The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities. The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets, since the Batesville, Arkansas regional market is not expected to absorb all of our contemplated production. Common carrier pipelines do not transport biodiesel or biodiesel/ petrodiesel blends. This leaves trucks, barges, and rail cars as the means of distribution of our product from the plant to these storage terminals for further distribution. However, the availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers. Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months. If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets and consequently our cash flow from sales of biodiesel could be restricted.

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

In addition, several states have acted to regulate potential nitrogen oxide emissions from biodiesel. Texas currently requires that biodiesel blends contain an additive to eliminate this perceived nitrogen oxide increase. California is in the process of formulating biodiesel regulations that may also require such an additive. The USEPA may also institute requirements for such an additive. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petrodiesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

Risks Related to our Business

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with five large customers covering multiple products representing greater than 70% of our chemicals segment product sales, or 27% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has one large customer. Sales to this biodiesel customer totaled approximately 12% of total revenues in 2020 (or $25,460), 11% of total revenues in 2019 (or $22,352), compared to two large customers with total revenue of 20% in 2018 (or $57,198). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

We hold a $100 million revolving credit facility with a commercial bank. This credit facility expires in March 2025. Although as of the date of this report we have no outstanding borrowings under the existing facility, if and when we do borrow, the restrictions governing this type of indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities. We do not expect the transition from LIBOR (London Inter-Bank Offered Rate) to have a material impact on our credit facility.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. Although we have concluded as of December 31, 2020, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, plants under construction and expansion in the United States as of December 2020, if completed, would add additional biodiesel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of biodiesel in the United States and required consumption under RFS2. If this excess production capacity was used for biodiesel production, it would increase competition for our feedstocks, increase the volume of biodiesel on the market, and may reduce biodiesel gross margins, harming our revenues and profitability.

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

In March of 2020, the COVID-19 virus (referred herein as the coronavirus) outbreak and instability in the geopolitical environment over oil pricing created significant volatility in global financial markets.  If these situations continue to worsen, it is expected that global market values and the value of our investments could experience significant declines.

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

Mr. Paul A. Novelly, our executive chairman of the board, or affiliates of him are entitled to demand that we register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of certain shares of our common stock beneficially owned by Mr. Novelly or his affiliates (including St. Albans Global Management, Limited Partnership, LLLP). If Mr. Novelly or his affiliates exercise their registration rights with respect to all of their shares of our common stock, there will be an additional 17,725,100 available for trading in the public market. The registration and availability of such a significant number of shares for trading in the public market may have an adverse effect on the market price of our shares.

We may be suspended or delisted from the New York Stock Exchange if we do not satisfy their continued listing requirements.

Our common stock trades on the NYSE under the symbol “FF”. Securities admitted to the NYSE may be suspended from dealing or delisted at any time the listed company fails to satisfy certain continued listing criteria. These criteria could be triggered if, among other things, the number of our publicly-held shares falls below 600,000, the average closing price of our common stock is less than $1.00 per share over a consecutive 30 trading-day period, or we fail to file certain reports with the SEC. As a matter of practice, the NYSE generally gives a listed company notice if any of these criteria are triggered, and generally provides the listed company with certain cure periods. If we suffer such an event but do not cure it, or if such event cannot be cured, trading of our common stock on the NYSE may be suspended from dealing or our stock may be delisted. Any such suspension or delisting may have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal asset is a manufacturing plant situated on approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas fronting the White River. Approximately 500 acres of the site are occupied with batch and continuous manufacturing facilities, laboratories, and infrastructure, including on-site liquid waste treatment. Our subsidiary, FutureFuel Chemical Company, is the fee owner of this plant and the land upon which it is situated (which plant and land are not subject to any major encumbrances) and manufactures both biofuels and chemicals at the plant. Use of these facilities may vary with product mix and economic, seasonal, and other business conditions, but the plant is substantially used with the exception of facilities designated for capacity expansion of biodiesel. The plant, including approved expansions, has sufficient capacity for existing needs and expected near-term growth. We believe that the plant is well maintained, in good operating condition, and suitable and adequate for its uses.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 16, 2021, there are 43,743,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 278 holders of record on March 16, 2021 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2020 and 2019, a special dividend in 2020, and we have also declared dividends for 2021. While we anticipate similar regular cash dividends after 2021, no assurances can be given that we will declare or pay dividends for years after 2021.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017, and through December 31, 2020, we issued 44,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

The following additional information regarding the incentive plans is as of December 31, 2020.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price	remaining available for future
	exercise of	of outstanding	issuance under equity
Plan Category	outstanding options,	options, warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,000	$12.73	4,330,167

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of FutureFuel Corp's common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of 26 companies grouped by SIC code (chemical industry) that includes: Aemetis Inc., American Resources Corp, Amyris Inc., , Bluefire Renewables Inc., Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigatoin Inc., Easylink Solutions Corp, ESP Resources Inc., Glyeco Inc., Green Energy Live Inc., Green Plains Inc., Greenbelt Resources Corp, , Koppers Holdings Inc., Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Nouveau Life Pharmaceuticals Inc., Pacific Ethanol Inc., Postd Merchant Banque, Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Tantech Holdings Ltd, Westlake Chemical Partners LP, and Zeons Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2015 and tracks it through December 31, 2020.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2020 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2020, neither we, or anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.	Selected Financial Data.

The following table sets forth summary historical financial and operating data regarding us for the periods indicated below. This summary historic financial and operating data has been derived from our consolidated financial statements for the twelve months ended December 31, 2016, 2017, 2018, 2019 and 2020. The information presented in the table below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and Notes thereto. The financial data presented for 2017 and 2016 is not directly comparable between periods as a result of the adoption of Accounting Standard Codification ("ASC"), Topic 606, Revenue from Contracts with Customers in 2018 using the modified retrospective method.

(Dollars in thousands, except per share amounts)

	Twelve	Twelve	Twelve	Twelve	Twelve
	Months	Months	Months	Months	Months
	Ended	Ended	Ended	Ended	Ended
	December	December	December	December	December
Item	31, 2020	31, 2019	31, 2018	31, 2017	31, 2016
Operating Revenue	$204,505	$205,226	$291,018	$275,026	$253,193
Net income	$46,564	$88,181	$53,158	$23,511	$56,341
Earnings per common share:
Basic	$1.06	$2.02	$1.22	$0.54	$1.29
Diluted	$1.06	$2.02	$1.22	$0.54	$1.29
Total Assets	$441,304	$586,505	$471,155	$425,563	$529,043
Long-term obligations	$36,433	$36,644	$42,586	$38,686	$52,181
Dividends declared per common share	$3.24	$0.24	$0.24	$0.24	$2.77
Net cash provided by operating activities	$96,403	$34,638	$85,613	$39,347	$90,975
Net cash provided by (used in) investing activities	$474	$4,219	$25,406	$(13,183)	$(35,207)
Net cash used in financing activities	$(142,086)	$(10,498)	$(10,674)	$(110,809)	$(10,545)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The custom chemicals group historically included a laundry detergent additive manufactured exclusively for a customer for use in a household detergent. Revenues generated from the laundry detergent additive were based on a supply agreement with the customer. In 2018, we entered into a new agreement to extend the supply of the laundry detergent additive to this customer through 2019 at reduced volumes and prices and to provide this customer with the option to purchase this product in 2020. Sales to this customer ended in 2020 and no further sales are expected.

Our supply agreement with a major multi-national life sciences company to manufacture an intermediate for a herbicide was effective through December 31, 2020. The agreement was not extended past 2020 and no further sales are anticipated.

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

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from changes in feedstock prices relative to biodiesel prices and the lack of permanency of government mandates including the blenders’ tax credit, the small producer’s tax credit, the renewable fuels program, and the California low carbon fuel program credits. See “Risk Factors” above as well as Note 3 to our consolidated financial statements. This uncertainty also results from government mandates that strengthen markets that we compete against including renewable diesel and electric vehicles.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2020	$203,365	$1,140	$204,505
Year ended December 31, 2019	$203,470	$1,756	$205,226
Year ended December 31, 2018	$289,019	$1,999	$291,018

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

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December	Dollar	%
	31, 2020	31, 2019	Change	Change
Revenue	$204,505	$205,226	$(721)	(0.4%)
Income from operations	$22,339	$65,309	$(42,970)	(65.8%)
Net income	$46,564	$88,181	$(41,617)	(47.2%)
Earnings per common share:
Basic	$1.06	$2.02	$(0.96)	(47.5%)
Diluted	$1.06	$2.02	$(0.96)	(47.5%)
Capital expenditures (net of customer reimbursements)	$2,424	$2,243	$181	8.1%
Adjusted EBITDA	$29,157	$78,697	$(49,540)	(63.0%)

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2020	2019
Net income	$46,564	$88,181
Depreciation	11,150	12,087
Non-cash stock-based compensation	49	21
Interest and dividend income	(5,648)	(10,050)
Non-cash interest expense and amortization of deferred financing costs	151	173
Loss (gain) on disposal of property and equipment	31	(11)
(Gain) loss on derivative instruments	(4,379)	1,301
Loss (gain) on marketable securities	4,375	(4,619)
Other non-operating income	(8,350)	-
Income tax benefit	(14,786)	(8,386)
Adjusted EBITDA	$29,157	$78,697

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2020	2019
Net cash provided by operating activities	$96,403	$34,638
Benefit for deferred income taxes	610	5,145
Interest and dividend income	(5,648)	(10,050)
Income tax provision	(14,786)	(8,386)
Gain (loss) on derivative instruments	(4,379)	1,301
Change in fair value of derivative instruments	390	30
Changes in operating assets and liabilities, net	(35,083)	56,017
Other non-operating income	(8,350)	-
Other	-	2
Adjusted EBITDA	$29,157	$78,697

Results of Operations

Consolidated

	2020 Compared to 2019:				2019 Compared to 2018:
			Change				Change
(Dollars in thousands)	2020	2019	$	%	2019	2018	$	%

Sales	$204,505	$205,226	$(721)	(0.4%)	$205,226	$291,018	$(85,792)	(29.5%)
Volume/product mix effect			$(5,737)	(2.8%)			$(53,955)	(18.5%)
Price effect			$5,016	2.4%			$(31,837)	(10.9%)

Gross profit	$31,307	$74,139	$(42,832)	(57.8%)	$74,139	$73,398	$741	1.0%
Operating expense	$(8,968)	$(8,830)	$(138)	1.6%	$(8,830)	$(9,959)	$1,129	(11.3%)
Other income	$9,439	$14,486	$(5,047)	(34.8%)	$14,486	$(3,262)	$17,748	(544.1%)
Income tax benefit (provision)	$14,786	$8,386	$6,400	76.3%	$8,386	$(7,019)	$15,405	(219.5%)
Net income	$46,564	$88,181	$(41,617)	(47.2%)	$88,181	$53,158	$35,023	65.9%

2020 Compared to 2019

Consolidated sales revenue decreased $721 in 2020 compared to 2019. This net decrease primarily resulted from lower sales volumes in the chemical segment mostly offset by increased sales volumes in the biofuel segment.

Gross profit decreased $42,832 in 2020 compared to 2019. This decrease was primarily attributable to a benefit in the prior year from the reinstatement of the biodiesel BTC for 2018 recognized in 2019, amounting to $31,301, (see Note 3 of our consolidated financial statements for further details), lower margins on biodiesel sold, the absence of a chemical contract that expired in 2019, and reduced chemical sales volumes primarily driven by the COVID-19 pandemic effect on energy, textile, and automobile markets that we sell to. Partially offsetting these declines was an improvement in the change in the derivative activity which increased gross profit $4,379 in 2020 as compared to decrease in gross profit of $1,301 in 2019.

Operating expenses decreased $138 in 2020 compared to 2019. This decrease was primarily the result of lower compensation expense.

Other income decreased $5,047 in 2020 primarily from the change in gain (loss) on marketable securities of $8,994 and a reduction in interest and dividend income of $4,402. In 2020, the loss on equity securities sold was $4,129 as compared to a loss of $1,837 in 2019. The mark-to-market change on equity investments was a loss of $246 in 2020 and a gain of $6,283 in 2019. These decreases were partially offset by other non-operating income of $8,350 (see Note 24 of the consolidated financial statements).

Income tax benefit (provision)

The income tax benefit in 2020 was $14,786 or an effective tax rate of (46.5%) as compared to a benefit in 2019 of $8,386 or an effective tax rate of  (10.5%).

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (Pub.L. 116-136) (“CARES Act”). The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 is positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. No refunds have been received as of December 31, 2020. The Company also anticipates filing a refund claim before the end of 2021 relating to the carryback of the NOL anticipated to be generated in 2020. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state NOL carryforwards are accordingly classified as deferred tax assets.

The Company’s effective tax rate for the year 2020 reflects the positive effect of certain tax credits and incentives, the most significant of which were the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

The Company’s effective tax rate for the year 2019 reflected the positive effect of the reinstatement of certain tax credits and incentives for 2018 and 2019, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and the Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2020, 2019, and 2018. The 2019 effective tax rate was also favorably impacted by the Company being granted a retroactive research and development credit for a prior year in the state of Arkansas where it does significant business. Additionally, the Company’s 2019 effective tax rate reflected a one-time benefit from state legislation enacted during the year which applied a lower tax rate to future reversals of deferred tax liabilities.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2020 and 2019.

2019 Compared to 2018

Consolidated sales revenue decreased 30% or $85,792 in 2019 compared to 2018. This decrease primarily resulted from lower sales volumes in both the biofuel and chemical segments and the reinstatement of the BTC for 2018 and 2019 credited to customers in 2019 in the amount of $39,423 (see Note 3 of our consolidated financial statements for further details).

Gross profit increased $741 in 2019 compared to 2018. This increase was primarily attributable to the December 2019 reinstatement of the biodiesel BTC for 2018 and 2019, amounting to $57,872, (see Note 3 of our consolidated financial statements for further details) and the impact of adjustments in the carrying value of our inventory as determined using the LIFO method of inventory accounting. The LIFO adjustment increased gross profit $2,490 in 2019 as compared to decreased gross profit of $2,249 in 2018. The change in LIFO did not result in a lower of cost or market adjustment in 2019 or 2018. These increases were mostly offset by: i) the decreased selling price and volume in the biofuel segment; ii) decreased volumes in the chemical segment from the agrochemical and energy markets; and iii) the change in the derivative activity, which decreased gross profit $1,301 in 2019 as compared to increased gross profit $633 in 2018.

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

Income tax benefit (provision)

The income tax benefit in 2019 was $8,386 or an effective tax rate of (10.5%) as compared to a provision of ($7,019) or an effective tax rate of 11.7% in 2018.

The Company’s effective tax rate for the year 2019 reflected the positive effect of the reinstatement of certain tax credits and incentives for 2018 and 2019, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and the Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 to our consolidated financial statements for a discussion of the impact of the BTC for the years ended December 31, 2019 and 2018. The 2019 effective tax rate was also favorably impacted by a retroactive research and development credit for a prior year in the state of Arkansas. Additionally, the Company’s effective tax rate reflected a one-time benefit from state legislation enacted during the year which applied a lower tax rate to future reversals of deferred tax liabilities.

The Company’s effective tax rate for the year 2018 reflected its uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. Partially reducing the provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which were the BTC and the Small Agri-biodiesel Producer Tax Credit. The BTC and Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018. This tax benefit was recorded in FutureFuel’s first quarter 2018 results.

The Company’s unrecognized tax benefit totaled $0 and $2,804 at December 31, 2019 and 2018, respectively.

Chemicals Segment

	2020 Compared to 2019:				2019 Compared to 2018:
			Change				Change
(Dollars in thousands)	2020	2019	$	%	2019	2018	$	%

Sales	$79,178	$104,827	$(25,649)	(24.5%)	$104,827	$117,128	$(12,301)	(10.5%)
Volume/product mix effect			(27,761)	(26.5%)			(12,519)	(10.7%)
Price effect			2,112	2.0%			218	0.2%

Gross profit	$25,518	$29,923	$(4,405)	(14.7%)	$29,923	$33,986	$(4,063)	(12.0%)

2020 Compared to 2019

Chemical sales revenue decreased 24.5% or $25,649 in 2020 compared with 2019. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $63,894, a decrease of $27,068 from 2019. This decrease was primarily driven by: i) an agrochemical product we no longer manufacture of $15,256; ii) a slowdown in near-term business in both automotive and energy related applications resulting from COVID-19 of approximately $8,000; and iii) the phase out of a laundry detergent additive of $6,886. Partially offsetting these declines was the contract revenue of $2,896 upon the termination of a custom chemical contract which expired (see Note 2 of the consolidated financial statements). Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $15,284 in 2020, an increase of $1,419 from 2019. This increase resulted from higher sales volumes of our glycerin and was partially offset by reduced sales volumes of our polymer modifier, primarily from COVID-19 weakened effects in the carpet industry.

Gross profit for the chemicals segment decreased 14.7% or $4,405 in 2020 compared with 2019. This decrease resulted primarily from volume effects resulting from COVID-19 in the automotive, energy, textile applications and the absence of an herbicide intermediate product we no longer make. Partially offsetting the decrease was the benefit of the recognition of contract revenue of $2,896 upon the termination of a custom contract that was not renewed 12/31/2020.

2019 Compared to 2018

Chemical sales revenue decreased 11% or $12,301 in 2019 compared with 2018. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $90,962, a decrease of $6,784 from 2018. This decrease was primarily attributed to decreased sales volumes in the agrochemical and energy markets and reduced sales volumes of our laundry detergent additive. Our contract for sales of the laundry detergent additive terminated in December 2020; however, this customer declined to order any laundry detergent additive after 2019. We continue to pursue other customers for this product. However, we believe it will be a challenge to find a profitable market for this product. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $13,865 in 2019, a decrease of $5,517 from 2018. This decrease resulted from reduced sales volumes of our polymer modifier and reduced selling price and volume of glycerin.

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

Biofuel Segment

	2020 Compared to 2019:				2019 Compared to 2018:
			Change				Change
(Dollars in thousands)	2020	2019	$	%	2019	2018	$	%

Sales	$125,327	$100,399	$24,928	24.8%	$100,399	$173,890	$(73,491)	(42.3%)
Volume/product mix effect			22,024	21.9%			(41,436)	(23.8%)
Price effect			2,904	2.9%			(32,055)	(18.4%)

Gross profit	$5,789	$44,216	$(38,427)	(86.9%)	$44,216	$39,412	$4,804	12.2%

2020 Compared to 2019

Biofuels sales revenue increased $24,928 in 2020 compared to 2019, primarily from increased sales volumes of biodiesel and biodiesel blends. Sales volumes improved on greater availability of feedstocks with the BTC in law during 2020. Revenue was also improved by the reduction of rebates to customers (shown as a price effect) of $2,017 in 2020 as compared to $39,423 in 2019 (see Note 3 of the consolidated financial statements for further information).

A portion of our biodiesel sold was to one major refiner in the United States in 2020 and 2019. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit decreased $38,427 in 2020 compared to 2019. Gross profit compared to 2019 primarily decreased due to  the recognition of the 2018 BTC for $31,301 which was retroactively reinstated on December 20, 2019. See Note 3 of the consolidated financial statements for additional discussion. Gross profit was also unfavorably impacted by lower margins from COVID-19 weakened effects on the transportation market in 2020 as compared to 2019. Partially benefiting gross profit in 2020 was the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a gain of $4,379 as compared to a loss of $1,301 in 2019.

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

Critical Accounting Policies and Practices

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2020 and 2019, we recorded an allowance for doubtful accounts of $63 and $0, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units, such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2020 and December 31, 2019, we recorded a reserve for closure/post-closure liabilities of $1,331 and $1,288, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

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

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of RINs is not reflected in revenue until such time as the RINs sale has been completed with the transfer of the RINs.

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2020 and 2019 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $32,779, $51,700, and $44,924 for the years ended December 31, 2020, 2019, and 2018, respectively. At December 31, 2020 and 2019, $2,628 and $3,255, respectively, was included in revenue for products that had not been shipped. These amounts do not include Contract Assets of $808 and $1,067 that have not been billed nor shipped at December 31, 2020 and 2019, respectively.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2020, 2019, and 2018 are set forth in the following table.

(Dollars in thousands)

	2020	2019	2018
Net cash provided by operating activities	$96,403	$34,638	$85,613
Net cash provided by investing activities	$474	$4,219	$25,406
Net cash used in financing activities	$(142,086)	$(10,498)	$(10,674)

Operating Activities

Cash provided by operating activities increased from $34,638 in 2019 to $96,403 in 2020, a net increase of $61,765. This increase was attributed to the decrease in accounts receivable, including accounts receivable - related parties, of $188,769; the 2019 balance included the BTC of $97,295. Primarily offsetting the increase in cash from operations was: (i) the decrease in accounts payable, including accounts payable – related parties, of $90,092, $39,423 of rebates owed to customers for the BTC and (ii) the decrease in net income in 2020 compared to 2019 of $41,617.

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

Investing Activities

Cash provided by investing activities was $474 in 2020 compared to $4,219 in 2019 for a net decrease in cash from investing activities of $3,745. This decrease was primarily attributable to a $6,558 decrease in the net sales of marketable securities in 2020 compared to the net sales of marketable securities in 2019. Such net sales totaled $4,730 in 2020, as compared to total net sales of $11,288 in 2019. Reduced capital expenditures increased cash from investing activities by $2,507.

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

Our capital expenditures and customer reimbursements are summarized in the table below.

	2020	2019	2018
Cash paid for capital expenditures	$4,464	$6,971	$4,867
Cash received from customers as reimbursement of capital expenditures*	$(2,040)	$(4,728)	$(2,659)
Cash paid for capital expenditures, net of customer reimbursements	$2,424	$2,243	$2,208

*This receipt of cash was reported as an increase in deferred revenue in cash flows from operations (see Note 4 of the consolidated financial statements for further discussion).

Financing Activities

Cash used in financing activities increased from $10,498 in 2019 to $142,086 in 2020, a net increase of $131,588. This increase resulted from the payment of special dividends in 2020 of $131,230.

Cash used in financing activities decreased from $10,674 in 2018 to $10,498 in 2019, a net decrease of $176. This decrease was due to the decrease in the minimum tax withholding on stock compensation in 2019 compared to 2018.

Capital Expenditure Commitments

We had no material capital projects that generated commitments as of December 31, 2020.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On March 30, 2020, FutureFuel, with FutureFuel Chemical as the borrower and certain of FutureFuel’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on March 30, 2025. The primary amendments from the Prior Credit Agreement were a reduction in the facility’s credit limit by $65,000, a reduction in the facility’s applicable interest rate by 0.25%, a reduction in the commitment fee, and elimination of the minimum consolidated fixed charge coverage ratio.

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Agreement or the Prior Credit Agreement as of December 31, 2020 and 2019. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, indebtedness, liens and encumbrances, dividends, burdensome agreements, mergers and fundamental changes, assets sales, investments, transactions with affiliates, changes in fiscal years, and other matters customarily restricted in such agreements.

The interest rate floats at the following margins over LIBOR or base rate based upon our leverage ratio. The material financial covenants, ratios, or tests contained in the Credit Facility are i) a consolidated leverage ratio as of the end of any fiscal quarter less than or equal to 3.00 to 1.0; and ii) a consolidated interest coverage ratio as of the end of any fiscal quarter of greater than or equal to 1.25 to 1.0.

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

Dividends

In 2020, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,498. On March 23, 2020, we also declared a special cash dividend of $3.00 per share on our common stock. This special cash dividend paid on April 17, 2020, amounted to $131,230. Total cash dividends paid in 2020 were $141,728. On December 3, 2020, we declared normal quarterly dividends of $0.06 per share on our common stock with record dates and payment dates as previously discussed. Dividends declared, but not paid, were accrued at December 31, 2020.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2020, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also hold certain trust preferred securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued dividends and interest, totaled $3,940 as of December 31, 2020. The fair value of preferred stock, trust preferred securities, exchange traded debt, and other equity instruments, including accrued dividends and interest, totaled $5,479 as of December 31, 2019.

The unrealized losses on equity securities were $247 for 2020; unrealized gains on equity securities were $6,281 for 2019.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2020 and 2019. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2020 or 2019, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$9,584
1-3 years	925
4-5 years	6
More than 5 years	-
Total	$10,515

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,331 at December 31, 2020. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2020 and 2019, the fair values of our derivative instruments were in an asset (liability) position in the amount of $124 and ($267), respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2020. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	60,648	GAL	10%	$12,162	38.8%
Methanol	11,743	GAL	10%	$1,020	3.3%
Electricity	102	MWH	10%	$534	1.7%
Sodium Methylate	12,722	LB	10%	$418	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2020.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2020 or 2019, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financial Statements.

The following sets forth our consolidated balance sheets as at December 31, 2020 and 2019 and our consolidated statements of income and comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2020, together with RSM US LLP’s report on the year ended December 31, 2020 and December 31, 2019 and RubinBrown LLP’s report on the year ended December 31, 2018.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, cash flows, and change in stockholders’ equity for each of the two years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter described below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Other income – Legal Resolution of Contractual Matter

As described in Note 24 to the consolidated financial statements, the Company recorded other income of $8.35 million related to the legal resolution of a contractual matter. The Company consulted legal counsel to support the legal resolution. The application of the legal resolution to certain contracts required management judgment. We identified the resolution of this contractual matter as a critical audit matter because auditing management’s conclusion and resultant recognition of other income involved significant auditor effort and judgment due to the legal nature of the matter.

Our audit procedures related to the Company’s accounting for the legal resolution of this contractual matter included the following, among others:

●

We obtained an understanding of the relevant controls over management’s accounting, and related financial reporting disclosure for the legal resolution of contractual matters and tested such controls for design and operating effectiveness.

●

We obtained and evaluated legal counsel’s correspondence provided to the Company on the matter, verbally discussed the facts with management and legal counsel to verify our understanding of the legal resolution.

●	We obtained a sample of contracts related to the legal matter and performed the following procedures:
o	Read contracts for each selection
o	Agreed key terms and inputs to supporting schedules
o	Tested the mathematical accuracy of the calculations
●	We involved a subject matter professional to assist in analyzing the accounting treatment and adherence to applicable disclosure requirements.

/s/RSM US LLP

We have served as the Company’s auditor since 2019.

St. Louis, Missouri

March 16, 2021

Report Of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and subsidiaries (collectively, the Company) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

We served as the Company’s auditor from 2007 to 2018.

/s/RubinBrown LLP

Denver, Colorado

March 15, 2019

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Assets
Cash and cash equivalents	$198,122	$243,331
Accounts receivable, inclusive of the blenders' tax credit of $8,300 and $97,295, and net of allowances for bad debt of $63 and $0, respectively	21,387	110,264
Accounts receivable – related parties	1,426	4,602
Inventory	33,889	37,573
Income tax receivable	17,668	8,062
Prepaid expenses	3,967	1,932
Prepaid expenses – related parties	-	12
Marketable securities	64,404	73,620
Other current assets	1,742	1,493
Total current assets	342,605	480,889
Property, plant and equipment, net	91,544	98,597
Intangible assets	1,408	1,408
Other assets	5,747	5,611
Total noncurrent assets	98,699	105,616
Total Assets	$441,304	$586,505
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $1,116 and $39,423, respectively	$12,453	$61,299
Accounts payable – related parties	984	1,255
Deferred revenue – current	3,976	5,237
Dividends payable	10,498	10,498
Accrued expenses and other current liabilities	5,077	4,410
Accrued expenses and other current liabilities – related parties	-	64
Total current liabilities	32,988	82,763
Deferred revenue – non-current	21,861	21,291
Noncurrent deferred income tax liability	12,332	12,965
Other noncurrent liabilities	2,240	2,388
Total noncurrent liabilities	36,433	36,644
Total liabilities	69,421	119,407
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243 issued and outstanding as of December 31, 2020 and 2019	4	4
Accumulated other comprehensive income	208	296
Additional paid in capital	282,215	282,166
Retained earnings	89,456	184,632
Total stockholders’ equity	371,883	467,098
Total Liabilities and Stockholders’ Equity	$441,304	$586,505

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands, except per share amounts)

	2020	2019	2018
Revenue	$202,529	$202,048	$286,949
Revenue – related parties	1,976	3,178	4,069
Cost of goods sold	158,730	107,028	191,859
Cost of goods sold – related parties	6,890	16,945	19,495
Distribution	7,401	6,933	6,075
Distribution – related parties	177	181	191
Gross profit	31,307	74,139	73,398
Selling, general, and administrative expenses
Compensation expense	2,760	3,028	3,809
Other expense	2,600	1,904	1,936
Related party expense	620	707	690
Research and development expenses	2,988	3,191	3,524
Total operating expenses	8,968	8,830	9,959
Income from operations	22,339	65,309	63,439
Interest and dividend income	5,648	10,050	9,183
Interest expense	(151)	(173)	(173)
(Loss) gain on marketable securities	(4,375)	4,619	(12,011)
Other income (expense)	8,317	(10)	(261)
Other income (expense)	9,439	14,486	(3,262)
Income before income taxes	31,778	79,795	60,177
Income tax (benefit) provision	(14,786)	(8,386)	7,019
Net income	$46,564	$88,181	$53,158

Earnings per common share
Basic	$1.06	$2.02	$1.22
Diluted	$1.06	$2.02	$1.22
Weighted average shares outstanding
Basic	43,743,243	43,743,243	43,725,333
Diluted	43,744,150	43,744,676	43,731,192

Comprehensive Income	2020	2019	2018
Net income	$46,564	$88,181	$53,158
Other comprehensive (loss) income from unrealized net (losses) gains on available-for- sale debt securities	(111)	400	(229)
Income tax effect	23	(84)	49
Total unrealized (losses) gains, net of tax	(88)	316	(180)
Comprehensive income	$46,476	$88,497	$52,978

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income	$46,564	$88,181	$53,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,150	12,087	11,227
Amortization of deferred financing costs	108	144	144
Benefit for deferred income taxes	(610)	(5,145)	(1,253)
Change in fair value of equity securities	246	(6,281)	13,238
Change in fair value of derivative instruments	(390)	(30)	(2,130)
Loss (gain) on the sale of investments	4,129	1,662	(1,227)
Stock based compensation	49	21	357
(Gain) loss on disposal of property and equipment	31	(11)	41
Noncash interest expense	43	29	28
Changes in operating assets and liabilities:
Accounts receivable	88,865	(93,970)	5,679
Accounts receivable – related parties	3,176	(2,758)	(1,679)
Inventory	3,684	1,723	4,458
Income tax receivable	(9,606)	(1,204)	79
Prepaid expenses	(2,035)	(165)	(107)
Prepaid expenses – related party	12	-	-
Other assets	658	206	(342
Accounts payable	(48,639)	41,453	1,243
Accounts payable – related parties	(271)	(434)	506
Accrued expenses and other current liabilities	456	1,087	274
Accrued expenses and other current liabilities – related parties	(64)	64	-
Deferred revenue	(691)	1,628	(1,258)
Other noncurrent liabilities	(462)	(3,649)	3,177
Net cash provided by operating activities	96,403	34,638	85,613
Cash flows from investing activities
Collateralization of derivative instruments	158	(111)	1,680
Purchase of marketable securities	(5,073)	(20,131)	(19,664)
Proceeds from the sale of marketable securities	9,803	31,419	48,235
Proceeds from the sale of property and equipment	50	13	22
Capital expenditures	(4,464)	(6,971)	(4,867)
Net cash provided by investing activities	474	4,219	25,406
Cash flows from financing activities
Loan proceeds	8,180	-	-
Payment on loan	(8,180)	-	-
Minimum tax withholding on stock options exercised and awards vested	-	-	(176)
Deferred financing costs	(477)	-	-
Equipment financing proceeds	119	-	-
Payment of dividends	(141,728)	(10,498)	(10,498)
Net cash used in financing activities	(142,086)	(10,498)	(10,674)
Net change in cash and cash equivalents	(45,209)	28,359	100,345
Cash and cash equivalents at beginning of period	243,331	214,972	114,627
Cash and cash equivalents at end of period	$198,122	$243,331	$214,972

Cash paid for interest	$2	$-	$-
Cash paid for income taxes	$661	$2,372	$9,182
Noncash investing and financing activities:
Noncash capital expenditures	$-	$207	$420
Noncash operating leases	$442	$432	$-
Noncash items incurred for dividends	$10,498	$10,498	$10,498

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2020, 2019, and 2018

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2017 - As previously reported	43,741,670	$4	$8,433	$281,964	$61,195	$351,596
Prior period adjustment: Change in accounting principles	-	-	(8,273)	-	3,094	(5,179)
Balance - January 1, 2018 - As adjusted	43,741,670	$4	$160	281,964	$64,289	$346,417
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	1,573	-	-	357	-	357
Minimum tax withholdings on options and awards	-	-	-	(176)	-	(176)
Other comprehensive loss	-	-	(180)	-	-	(180)
Net income	-	-	-	-	53,158	53,158
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	-	-	-	21	-	21
Other comprehensive income	-	-	316	-	-	316
Net income	-	-	-	-	88,181	88,181
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: Change in accounting principles	-	-	-	-	(12)	(12)
Balance - January 1, 2020 - As adjusted	43,743,243	$4	$296	282,166	$184,620	$467,086
Dividends	-	-	-	-	(141,728)	(141,728)
Stock based compensation	-	-	-	49	-	49
Other comprehensive income	-	-	(88)	-	-	(88)
Net income	-	-	-	-	46,564	46,564
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1)	Description of business and operations

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

2)	Significant accounting policies and basis of presentation

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2020 presentation.

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

Accounts receivable at December 31, 2019 also includes amounts from the retroactive reinstatement of the biodiesel blenders’ tax credit (“BTC”) passed in law in December 2019. See Note 3 for details.

Customer concentrations

For the twelve months ended December 31, 2020, 2019, and 2018, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to one biodiesel customer totaled $25,460 (12% of total revenue) in 2020, $22,351 (11% of total revenue) in 2019, and sales to two customers in 2018 totaled $57,198 (20% of total revenue). Receivables for the customer at December 31, 2020 and 2019, was 2% and 0%, respectively.

No chemical customers represented a greater than 10% of total sales revenue in 2020. In 2019 and 2018, one customer and its affiliates, represented approximately 22%, and 27% of chemicals revenue (11%, and 11% of total revenues), respectively. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. One product contract was not renewed at December 31, 2020 representing 17%, 10%, and 12% of chemical revenue (7%, 5%, and 5% of total revenue) for 2020, 2019, and 2018, respectively. Another product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue), and 14% of chemical revenue in 2018 (6% of total revenue).

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

Taxes collected from customers remitted to governmental authorities were excluded from revenue. Shipping and handling fees related to sales transactions were billed to customers and recorded as sales revenue. The accounting policies for taxes collected from customers and shipping and handling fees did not change with the adoption of Topic 606.

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

Unrealized gains and losses are determined using the specific identification method and are classified in OCI.

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

Recently adopted accounting standards

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments on January 1, 2020 on a modified retrospective approach. The amendments replace the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company recorded a $12 reduction to opening retained earnings and an allowance for bad debt of $12 on our consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Recently issued accounting standards not yet adopted

In December 2019 the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740,”Income Taxes” and improve consistent application by clarifying and amending existing guidance. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, with the amendments to be applied on a retrospective, modified retrospective or prospective basis, depending on the specific amendment.

The Company plans to adopt the new guidance effective January 1, 2021, with minimal impact.

Other

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. Effective  March 12, 2020, the guidance in the update is in response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR). Regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This guidance will ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued within our credit facility as described in Note 13.

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

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. As this act was passed into law in 2019, the Company recognized its impact in 2019 for both periods within the Company’s 2019 financial results. The Company recorded a gross profit from the BTC of $57,872, that was comprised of $26,571 and $31,301 for 2019 and 2018, respectively. The BTC was in law throughout 2020. Its impact was recognized as a component of gross profit in 2020 as applicable sales were made.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2020, 2019, and 2018 in the same accounting period as the benefit from the BTC as described above.  The benefit of this credit is recognized as a component of income tax (benefit) provision.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2020 and 2019 consist of unbilled revenue from only one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $4,051 and $5,926 in 2020 and 2019, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $4,520 and $4,077 in 2020 and 2019, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities	December 31,
	2020	2019
Trade receivables, included in accounts receivable*	$12,279	$11,902
Contract assets, included in accounts receivable	808	1,067
Contract liabilities, included in Deferred revenue - short-term	3,769	5,030
Contract liabilities, included in Deferred revenue - long-term	17,943	17,151

*Exclusive of the BTC of $8,300 and $97,295, respectively, and net of allowances for bad debt of $63 and $0, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2020, approximately $21,712 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from three to six years. Approximately 17% of this revenue is expected to be recognized over the next 12 months, and 83% is expected to be recognized between one and six years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual
	Twelve months ended
	December 31,
	2020	2019
Contract revenue from customers with > 1 year arrangements	$25,831	$40,156
Contract revenue from customer with < 1 year arrangement	180,469	204,271
Revenue from non-contractual arrangements	222	222
BTC rebates	(2,017)	(39,423)
Total revenue	$204,505	$205,226

Timing of revenue
	Twelve months ended
	December 31,
	2020	2019
Bill-and-hold revenue	$32,779	$51,700
Non-bill-and-hold revenue	171,726	153,526
Total revenue	$204,505	$205,226

Bill-and-hold transactions consisted of two specialty chemical customers in 2020, and three in 2019 and 2018 whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $32,779, $51,700, and $44,924 for the years ended December 31, 2020, 2019, and 2018, respectively. For the years ended  December 31, 2020 and 2019, $2,628 and $3,255, respectively, was included as revenue for products that had not been shipped. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2020, 2019, and 2018 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2020	2019	2018
United States	$203,365	$203,470	$289,019
All Foreign Countries	1,140	1,756	1,999
Total	$204,505	$205,226	$291,018

For the years ended December 31, 2020, 2019, and 2018, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

5)	Inventory

The carrying values of inventory were as follows as of December 31:

	2020	2019
At average cost (approximates current cost)
Finished goods	$15,452	$22,564
Work in process	1,632	2,768
Raw and indirect materials	22,674	20,121
	39,758	45,453
LIFO reserve	(5,869)	(7,880)
Total inventory	$33,889	$37,573

In the years ended December 31, 2020 and 2019, a liquidation of inventory reduced cost of goods sold $2,012 and $2,491, respectively. There was no lower or cost of market adjustment for the years ended December 31, 2020 and 2019.

6)	Derivative instruments

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income as a component of cost of goods sold and amounted to a gain of $4,379, a loss of $1,301, and a gain of $633 for the years ended December 31, 2020, 2019, and 2018, respectively.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2020		2019
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments, included in other current assets	250	$124	140	$(267)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $933 and $1,091 at December 31, 2020 and 2019, respectively, and is classified as other current assets in the consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

7)	Marketable securities

At December 31, 2020 and 2019, the Company had investments in certain debt securities (trust preferred securities and exchange traded debt instruments as shown in the table below) and in preferred stock and other equity instruments which totaled $64,404 and $73,620, respectively. These investments are classified as current assets in the consolidated balance sheets. The Company has designated the debt securities as being available-for-sale. Accordingly, debt securities were recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. For the years ended December 31, 2020 and 2019, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as (loss) gain on marketable securities as a component of net income in the amount of $(246) and $6,281, respectively.

FutureFuel’s available-for-sale debt securities were comprised of the following at December 31, 2020 and 2019:

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,676	$264	$-	$3,940
Total	$3,676	$264	$-	$3,940

	December 31, 2019
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred securities	$3,676	$250	$-	$3,926
Exchange traded debt instruments	1,428	128	(3)	1,553
Total	$5,104	$378	$(3)	$5,479

The aggregate fair value of debt securities with unrealized losses totaled $0 and $151 at December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had no debt securities that were in an unrealized loss position for greater than a 12-month period.

In 2020, 2019, and 2018, the Company recategorized a net gain of $99, $0, and $0, respectively, from accumulated other comprehensive income to a component of net income as a result of sales of available-for-sale securities.

As of December 31, 2020, the contractual maturities of debt securities with an adjusted cost basis of $3,676 and fair value of $3,940 were greater than 10 years.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2020	2019
Land and land improvements	$5,924	$5,924
Buildings and building equipment	27,187	27,244
Machinery and equipment	179,923	176,772
Construction in progress	256	646
Accumulated depreciation	(121,746)	(111,989)
Total	$91,544	$98,597

Depreciation expense totaled $11,150, $12,087, and $11,227 for the years ended December 31, 2020, 2019, and 2018, respectively.

10)	Intangible assets

In April 2015, the Company acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 as of December 30, 2020 and 2019. The Company tested the intangible asset for impairment in accordance with Topic 350, Intangibles - Goodwill and Other, and no impairment was necessary for either period.

11)	Other assets

Other assets primarily comprise supplies and parts which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,127 and $4,054 at December 31, 2020 and 2019, respectively.

12)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2020	2019
Accrued employee liabilities	$2,609	$2,534
Accrued property, franchise, motor fuel and other taxes	1,730	1,226
Lease liability, current	491	537
Other	247	113
Total	$5,077	$4,410

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

13)	Borrowings

On March 30, 2020, FutureFuel, with FutureFuel Chemical as the borrower and certain of FutureFuel’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on March 30, 2025. The primary amendments from the Prior Credit Agreement were a reduction in the facility by $65,000, a reduction in the facility’s applicable interest rate by 0.25%, a reduction in the commitment fee, and elimination of the minimum consolidated fixed charge coverage ratio.

The interest rate floats at the following margins over LIBOR or base rate based upon the leverage ratio from time to time:

Consolidated Leverage Ratio			Adjusted LIBOR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.00%	0.00%	0.15%
≥ 1.00:1.0	And	< 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0	And	< 1.50:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0	And	< 1.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0			2.00%	1.00%	0.25%

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

There were no borrowings under the Credit Agreement at December 31, 2020 or under the Prior Credit Agreement at  December 31, 2019.

On  March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. Under the CARES Act, certain subsidiaries of FutureFuel entered into a loan with Saint Louis Bank pursuant to the Paycheck Protection Program (“PPP”) totaling $8,180 on  April 10, 2020. At the time that FutureFuel applied for the PPP loan, it qualified to receive the funds pursuant to the then published eligibility requirements. Receipt of the PPP loan ensured continued operation as part of the nation’s critical infrastructure. However, the Small Business Administration and Treasury Department subsequently issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, FutureFuel repaid the full amount of the PPP loan on  May 5, 2020.

At December 31, 2020, the Company had $119 outstanding with a domestic financing company for computer technology under a 3-year financing agreement. No such outstanding balances existed at December 31, 2019.

At December 31, 2019, the Company had $5,000 outstanding with an international bank for a standby letter of credit under a six-month agreement. At December 31, 2020, no such agreement existed.

14)	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,331 and $1,288 as of December 31, 2020 and 2019, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet. The accretion expense for 2020 and 2019 was $43 and $28, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 and $356 in 2020 and 2019, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

15)	Lease commitments and purchase obligations

The Company leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases are direct, and no subleases exist. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. These leases have remaining terms from two to three years with a weighted average remaining term of 2.7 years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments.

Following are supplemental income statement and cash flow information related to leases at December 31, 2020.

	Twelve Months Ended
	December 31,
	2020	2019
Operating lease expense	$841	$576
Short-term lease expense	$106	$171
Cash paid for operating leases	$841	$576
Right of use assets obtained in exchange for lease obligations	$442	$432
Weighted average discount rate, per annum	3.7%	4.4%

On December 31, 2020, an ROU asset and a lease liability were reported as other noncurrent assets of $1,311 and other current liabilities and other noncurrent liabilities of $491 and $820, respectively.

Following are maturities of lease liabilities at December 31, 2020.

2021	$532
2022	532
2023	294
2024	25
2025	-
Total	1,383
Less: imputed interest	(72)
Present value of lease liabilities	$1,311

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one year terms.

The Company holds one non-cancelable obligation for software maintenance with payment obligations for each year presented as follows.

2021	$37
2022 - 2024	111
2025 - 2026	43
2027 and later	-
Total	$191

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

16)	Income tax (benefit) provision

The following table summarizes the income tax provision (benefit):

	2020	2019	2018
Income before taxes - U.S.	$31,778	$79,795	$60,177
Income tax provision:
Federal
Current	(14,234)	(2,811)	7,105
Deferred	1,120	(4,006)	(1,389)
State and other
Current	59	(430)	1,167
Deferred	(1, 731)	(1,139)	136
Total	$(14,786)	$(8,386)	$7,019

Differences between the income tax (benefit) provision computed using the U.S. federal statutory income tax rate were as follows:

	2020	2019	2018
Amount computed using the statutory rate of 21% for 2020, 2019, and 2018	21.0%	21.0%	21.0%
Agri-biodiesel production credit	(3.7)	(3.0)	(1.6)
Federal BTC benefit	(38.7)	(23.4)	(12.9)
State BTC benefit	(3.8)	(5.8)	(3.3)
Credit for increasing research activities	(0.5)	(0.2)	(0.2)
Dividends received deduction	(0.9)	(0.4)	(0.6)
State income taxes, net	(0.5)	4.0	4.2
State research credits	(1.0)	(0.9)	-
State rate change impact	-	(1.6)	-
Tax expense recorded as an increase in unrecognized tax benefit	-	-	5.3
CARES Act	(17.4)	-	-
Other	(1.0)	(0.2)	(0.2)
Income tax provision (benefit)	(46.5)%	(10.5)%	11.7%

The income tax benefit in 2020 was $14,786 or an effective tax rate of (46.5%) as compared to an income tax benefit of $8,386 or an effective tax rate of (10.5%) in 2019 and an income tax provision of $7,019 or an effective tax rate of 11.7% in 2018.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (Pub.L. 116-136) (“CARES Act”). The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 is positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. No refunds have been received as of December 31, 2020. The Company also anticipates filing a refund claim before the end of 2021 relating to the carryback of the NOL anticipated to be generated in 2020. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state NOL carryforwards are accordingly classified as deferred tax assets.

The Company’s effective tax rate for the year 2020 reflects the positive effect of certain tax credits and incentives, the most significant of which were the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

The Company’s effective tax rate for the year 2019 reflected the positive effect of the reinstatement of certain tax credits and incentives for 2018 and 2019, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and the Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2020, 2019, and 2018. The 2019 effective tax rate was also favorably impacted by the Company being granted a retroactive research and development credit for a prior year in the state of Arkansas. Additionally, the Company’s 2019 effective tax rate reflected a one-time benefit from state legislation enacted during the year which applies a lower tax rate to future reversals of deferred tax liabilities.

The Company’s effective tax rate for the year 2018 reflected an uncertain tax position on prior year income of $2,728, net ($2,804, gross) plus interest of $448 in the fourth quarter of 2018. Partially reducing provision for income taxes was the benefit of the reinstatement of certain tax credits and incentives for 2018, the most significant of which were the BTC and the Small Agri-biodiesel Producer Tax Credit. The BTC and the Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2017 (but, not beyond December 31, 2017) on February 9, 2018.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2020	2019
Deferred tax assets
Compensation	$270	$267
Inventory reserves	729	650
Self-insurance	64	103
Asset retirement obligation	291	199
Deferred revenue	5,021	4,427
Federal net operating loss carryforwards	-	3,121
State net operating loss carryforwards	1,891	363
Accrued expenses	-	1,684
Stock based compensation	23	41
Federal credit carryforwards	1,659	-
State credit carryforwards	680	343
Derivative instruments	-	56
Capital loss carryforwards	1,225	-
Total deferred tax assets	11,853	11,254
Deferred tax liabilities
Available for sale securities	(56)	(79)
LIFO inventory	(2,748)	(2,860)
Depreciation	(19,309)	(19,891)
Trading securities	(1,285)	(1,334)
Accrued expenses	(701)	-
Derivative instruments	(26)	-
Other	(60)	(55)
Total deferred tax liabilities	(24,185)	(24,219)
Net deferred tax liabilities	$(12,332)	$(12,965)

Net operating loss carryforwards reflect losses generated in 2020, 2019, and 2016 for state income tax purposes. The state loss carryforward of $1,891 have varying lives, with the majority expiring in 2024 and 2025.

Federal tax credit carryforwards include primarily the Small Agri-biodiesel Producer Credit generated in 2020 and expiring in 2040.  State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 and 2020, expiring in 2028 and 2029.

Capital loss carryforwards were generated in 2019 and 2020 and will expire in 2024 and 2025.

The following table summarizes the Company’s unrecognized tax positions.

	2020	2019	2018
Balance at January 1	$-	$2,804	$-
Increases to tax positions taken in the current year	-	-	-
Increases to tax positions taken in a prior year	-	-	2,804
Decrease due to resolution of tax positions taken in a prior year	-	(2,804)	-
Balance at December 31	$-	$-	$2,804

The Company does not expect its unrecognized tax positions to change significantly over the next 12 months.

The Company records interest and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of $27 and ($557) for December 31, 2020 and 2019, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 at both December 31, 2020 and 2019, respectively.

The Company and its subsidiaries file tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2017 forward. The Internal Revenue Service concluded its audit of the Company’s 2014 through 2016 income tax returns in the third quarter of 2019. Any unrecognized tax benefits were realized at that time.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

17)	Earnings per share

In the year ended December 31, 2020 and 2019, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested, and, thus, the two-class method was unnecessary. During 2018, the Company had unvested participating shares and computed earnings per share using the two-class method in accordance with ASC Topic 260, Earnings per Share. The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. Outstanding unvested shares of restricted stock contain non-forfeitable rights to dividends and, therefore, are considered participating securities for purposes of computing earnings per share pursuant to the two-class method. There were no other participating securities at December 31, 2019 or 2018.

The Company had shares contingently issuable of 12,500 associated with outstanding service-based restricted stock units for the year ended December 31, 2018. These shares were not included in the earnings per share calculations as the vesting conditions had not been satisfied. There were no outstanding service-based restricted stock units for the year ended December 31, 2020 or 2019.

Basic and diluted earnings per common share were computed as follows:

	For the twelve months ended December 31:
	2020	2019	2018
Numerator:
Net income	$46,564	$88,181	$53,158
Less: distributed earnings allocated to non-vested stock	-	-	-
Less: undistributed earnings allocated to non-vested restricted stock	-	-	(16)
Numerator for basic earnings per share	$46,564	$88,181	$53,142
Effect of dilutive securities:
Add: undistributed earnings allocated to non-vested restricted stock	-	-	16
Less: undistributed earnings reallocated to non-vested restricted stock	-	-	(16)
Numerator for diluted earnings per share	$46,564	$88,181	$53,142
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,743,243	43,725,333
Effect of dilutive securities:
Stock options and awards	907	1,433	5,859
Weighted average shares outstanding – diluted	43,744,150	43,744,676	43,731,192

Basic earnings per share	$1.06	$2.02	$1.22
Diluted earnings per share	$1.06	$2.02	$1.22

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2020, 2019 and 2018 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 43,500, 35,000, and 15,000, respectively.

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

No stock awards were issued in 2020, 2019 or 2018.

In January 2020, September 2019 and October 2018, under the Incentive Plan, the Company granted a total of 24,000, 10,000, and 10,000 stock options, respectively, to the Chief Operating Officer and two new members of the Board of Directors in each period, also respectively. The options awarded in each of the years have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2020 vested immediately upon grant and expire in January 2025. All options awarded in 2019 vested immediately upon grant and expire in September 2024. All options awarded in 2018 vested immediately upon grant and expire in October 2023.The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.05, $2.24 and $3.64 per option in 2020, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2020 or 2019.

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

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	January 2020 Options	September 2019 Options	October 2018 Options
Expected volatility rate	31.53%	31.28%	33.87%
Expected dividend yield	2.08%	1.99%	1.48%
Risk-free interest rate	1.61%	1.71%	2.86%
Expected forfeiture rate	0.00%	0.00%	0.00%
Expected term in years	2.5	2.6	2.7

The volatility rate for the options granted in 2020, 2019 and 2018 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

For the years ended December 31, 2020, 2019, and 2018, total share-based compensation expense (before tax) totaled $49, $21, and $357, respectively. In the years ended December 31, 2020, 2019, and 2018, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2020 and 2019, there was no unrecognized compensation expense related to stock options.

A summary of the activity of the Company’s stock options and awards for the period beginning January 1, 2018 and ending December 31, 2020 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2018	70,000	$12.48
Granted	10,000	$16.21
Exercised	(40,000)	$11.34
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2018	40,000	$14.55
Granted	10,000	$12.07
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2019	50,000	$14.05
Granted	24,000	$11.56
Exercised	-	$-
Canceled, forfeited, or expired	(30,000)	$13.99
Outstanding at December 31, 2020	44,000	$12.73

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

There were 4,330,167 options available for grant under the Incentive Plan and no further awards available under the Prior Plan at December 31, 2020. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan and Prior Plan at December 31, 2020.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2020	Life	Price	2020	Price
$16.21	10,000	2.81	$16.21	10,000	$16.21
$12.07	10,000	3.71	$12.07	10,000	$12.07
$11.56	24,000	4.06	$11.56	24,000	$11.56
	44,000	3.70	$12.73	44,000	$12.73

The aggregate intrinsic values of total options outstanding and exercisable at December 31, 2020 and 2019 were $34 and $3, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2020 and 2019, respectively, exceeded the exercise price of the options granted.

The following summarizes unvested restricted stock activity under the Prior Plan:

	Number of	Weighted Average	Weighted
	Restricted	Grant Date	Average Life
	Stock	Fair Value	Remaining
Unvested as of January 1, 2018	25,000	$17.09	0.67
Granted	-	-	-
Vested	25,000	$17.09	-
Forfeited	-	-	-
Unvested as of December 31, 2018	-	$-	-
Granted	-	-	-
Vested	-	$-	-
Forfeited	-	-	-
Unvested as of December 31, 2019	-	$-	-
Granted	-	-	-
Vested	-	$-	-
Forfeited	-	-	-
Unvested as of December 31, 2020	-	$-	-

In 2017, management adopted ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). With this adoption, the excess tax benefit attributable to restricted stock has been recorded as an increase in the benefit for income taxes in 2020, 2019, and 2018. The Company realized a tax benefit of $0, $0, and $12 in the years ended December 31, 2020, 2019 and 2018, respectively, related to the vesting of restricted shares.

19)	Stockholders’ equity

Mr. Paul A. Novelly, executive chairman of the board, or his affiliates are entitled to demand that the Company register under the Securities Act of 1933, as amended (or the “Securities Act”), the resale of certain shares of the Company’s common stock beneficially owned by Mr. Novelly or his affiliates (including St. Albans Global Management, Limited Partnership, LLLP). If Mr. Novelly or his affiliates exercise their registration rights with respect to all of their shares of the Company’s common stock, there will be an additional 17,725,100 available for trading in the public market.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

20)	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,906, $1,771, and $1,801 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

Related party balance sheet accounts

	2020	2019
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$1,426	$4,602
Total accounts receivable	$1,426	$4,602
Prepaid expenses
Administrative services and other	$-	$12
Total prepaid expenses	$-	$12
Accounts payable
Natural gas and fuel purchases	$973	$867
Travel and administrative services	$11	$388
Total accounts payable	$984	$1,255
Accrued liabilities
Travel and administrative services	$-	$64
Total accrued liabilities	$-	$64

Related party income statement accounts

	For the years ended December 31:
	2020	2019	2018
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$1,976	$3,178	$4,069
Total revenues	$1,976	$3,178	$4,069
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$3,865	$12,647	$13,985
Natural gas purchases	3,025	4,298	5,510
Total cost of goods sold	$6,890	$16,945	$19,495
Distribution
Distribution and related services	$177	$181	$191
Total distribution	$177	$181	$191
Selling, general and administrative expenses
Commodity trading advisory fees	$308	$307	$307
Travel and administrative services	192	280	282
Income tax, consulting services and other	120	120	101
Total selling, general, and administrative expenses	$620	$707	$690

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

Summary of business by segment

	Twelve months ended
	2020	2019	2018
Revenue
Custom chemicals	$63,894	$90,962	$97,746
Performance chemicals	15,284	13,865	19,382
Chemicals revenue	79,178	104,827	117,128
Biofuels revenue	125,327	100,399	173,890
Total Revenue	$204,505	$205,226	$291,018

Segment gross profit (loss)
Chemicals	$25,518	$29,923	$33,986
Biofuels	5,789	44,216	39,412
Total gross profit	31,307	74,139	73,398

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

23)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th*
2020
Revenues	$53,082	$47,422	$54,138	$49,863
Gross profit	$16,399	$911	$6,446	$7,551
Net income	$19,043	$15,159	$6,890	$5,472
Net income per common share:
Basic	$0.44	$0.35	$0.16	$0.13
Diluted	$0.44	$0.35	$0.16	$0.13

2019
Revenues	$48,501	$70,864	$65,684	$20,177
Gross profit	$3,262	$3,270	$5,462	$62,145
Net income	$5,499	$3,687	$6,622	$72,373
Net income per common share:
Basic	$0.13	$0.08	$0.15	$1.65
Diluted	$0.13	$0.08	$0.15	$1.65

*The fourth quarter of 2019 includes the retroactive reinstatement of the BTC in revenue and gross profit (see Note 3 for further information).

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

During the twelve months ended December 31, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

25)	Subsequent Event

The Company utilizes natural gas in the manufacture of its products.  During February, 2021, a severe winter weather event impacted the local region creating shortages of natural gas which resulted in significant price increases.  The Company curtailed usages in compliance with critical needs, however, it is unknown exactly what financial impact this event will have on the business as the price that is used for the monthly contractual settlement is yet to be determined.  Depending on the ultimate price used by the supplier, the Company may contest the basis for the pricing.  The impact of the event could be as high as $8,110 as compared to the February 2020 natural gas invoice of $246.  Regulatory investigations are currently taking place into the events that occurred.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RSM US LLP was engaged as the principal accountant to audit our consolidated financial statements for 2020 and 2019, RubinBrown LLP was engaged as the principal accountant to audit our consolidated financial statements for 2018. No other independent accountant was so engaged. There were no disagreements with RSM US LLP or RubinBrown LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited, RSM US LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the two years in the period ended December 31, 2020 and the related notes to the consolidated financial statements of the Company and our report dated March 16, 2021 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting

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

March 16, 2021

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2020.

Item 9B.	Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2020.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2020 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	77	2005	2021
Edwin A. Levy	83	2005	2022
Donald C. Bedell	79	2008	2022
Paul M. Manheim	72	2011	2023
Dale E. Cole	72	2015	2021
Terrance C.Z. Egger	63	2015	2022
Jeffrey L. Schwartz	72	2015	2023
Alain Louvel	75	2018	2021
Rose Sparks	54	2019	2023

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Paul A. Novelly	Chairman of the Board and Chief Executive Officer	77	2005
Thomas McKinlay	Chief Operating Officer	57	2017
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	54	2012
Paul M. Flynn(a)	Executive Vice President	54	2015

(a)	Mr. Flynn retired from the company on September 30, 2020

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

Terrance C.Z. (Terry) Egger has served on our board since August 2015. He retired as the publisher and CEO of Philadelphia Media Network, parent company of the Philadelphia Inquirer, the Philadelphia Daily News and Philly.com, that region’s largest news company, in which capacity he oversees all operations of the newspaper and its affiliates. Prior to August 2015, Mr. Egger served as president and CEO of the Cleveland 2016 Host Committee, Inc., where he led the successful effort for the City of Cleveland to host the 2016 Republican National Convention. In 2013, Mr. Egger had retired as chairman of The Plain Dealer Publishing Co. in Cleveland, parent company of the The Plain Dealer, Ohio's largest paper, where he had served in several executive capacities from 2006. From 1996 to 2006, Mr. Egger was the president and publisher of the St. Louis Post-Dispatch, where he supervised all operations, including its website STLtoday.com and Suburban Journals of Greater St. Louis. Terry started his newspaper career managing marketing and advertising for papers in Los Angeles, California and Tucson, Arizona. Mr. Egger is a member of the Board of Directors of Medical Mutual of Ohio and a member of the Board of Trustees of the Cleveland Clinic Foundation. He has a bachelor's degree from Augustana College and a master's degree in speech communication from San Diego State University.

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

Rose M. Sparks has been our principal financial officer and treasurer and principal accounting officer since November 8, 2012 and our chief financial officer since June 1, 2013. Prior to June 1, 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty-five years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks holds a certified public accounting certificate but has elected inactive status. In September 2019, Mrs. Sparks was appointed to the board as a Class B director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and Forms 4 and amendments thereto furnished to us under the rules of the SEC promulgated under Section 16 of the Exchange Act during the fiscal year ended December 31, 2020, and Forms 5 and amendments thereto furnished to us with respect to the fiscal year ended December 31, 2020, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officers, members of our board of directors and/or beneficial owners of more than 10% of our common stock failed to file on a timely basis, as disclosed in the aforementioned forms, reports required by Section 16 of the Exchange Act during the year ended December 31, 2020.

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

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2020, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2021.

With the exception of Rose M. Spark, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2020 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2021 and set or adjusted as the board deems appropriate.

In 2020, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2020. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income from St. Albans Global Management, Limited Partnership, LLLP to compensate him for his services to us. The base salary for Mrs. Sparks was unchanged for 2020, however, directors fees of $34 were paid to Mrs. Sparks in 2020. Mr. Flynn was hired in 2014, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. Flynn’s base salary was unchanged in 2020. Mr. McKinlay was hired in 2017 with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay’s base salary was unchanged in 2020. The Company’s compensation committee and board have considered the advisory vote on executive compensation cast by our shareholders at our annual shareholders’ meeting on September 3, 2020. Such advisory vote was determined to be in line with recommendations of the compensation committee and the board and the compensation decisions and policies of the Company.

For the year 2020, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2020 received bonuses of approximately 118 hours of pay at their normal hourly rate. Employees hired in 2020 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than certain lead executives) received an additional bonus amount ranging from $0 to $18.5. Bonuses to FutureFuel Chemical Company’s managers other than the lead executive team were determined by FutureFuel Chemical Company’s executive team. Bonuses in 2020 for Mr. McKinlay and Mrs. Sparks, and other members of management of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2020. The total bonus amount is determined based on annual performance and is solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. As of December 31, 2020, 44,000 options for shares of stock and no awards of shares of stock have been made under the Incentive Plan. See Note 18 to our consolidated financial statements for a detailed discussion of 2020 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,330,167 shares are available to be issued under the Incentive Plan as of December 31, 2020.

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

The Incentive Plan became effective upon its approval by our shareholders and will continue in effect for a term of ten years thereafter unless amended and extended by us or unless earlier terminated. The individuals and number of persons who may be selected to participate in the plan in the future is at the discretion of the Administrator and, therefore, are not determinable at this time. Likewise, the number of stock options, stock awards and stock appreciation rights that will be granted to eligible participants pursuant to the plan are not determinable at this time.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2020 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2020, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

The Administrator may grant cumulative performance vested options. Performance will be tied to cumulative cash flow in amounts to be determined for periods to be determined.

The Administrator may issue other options based upon the following performance criteria either individually, alternatively, or in any combination, applied to either us as a whole or to a business unit, subsidiary, or business segment, either individually, alternatively, or in any combination, and measured either annually or cumulatively over a period of years, on an absolute basis or relative to a pre-established target, to previous years’ results or to a designated comparison group, in each case as specified by the Administrator: (i) cash flow; (ii) earnings (including gross margin, earnings before interest and taxes, earnings before taxes, and net earnings) ; (iii) earnings per share; (iv) growth in earnings or earnings per share; (v) stock price; (vi) return on equity or average shareholders’ equity; (vii) total shareholder return; (viii) return on capital; (ix) return on assets or net assets; (x) return on investment; (xi) revenue; (xii) income or net income; (xiii) operating income or net operating income; (xiv) operating profit or net operating profit; (xv) operating margin; (xvi) return on operating revenue; (xvii) market share; (xviii) overhead or other expense reduction; (xix) growth in shareholder value relative to the moving average of the S&P 500 Index or a peer group index; (xx) strategic plan development and implementation; and (xxi) any other similar criteria.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2020.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (d)	Awards (e)	Compensation (f)	Total
Paul A. Novelly (a)	2020	$-	$-	$-	$-	$-	$-
Chairman and Chief executive officer	2019	$-	$-	$-	$-	$-	$-
FutureFuel Corp.	2018	$-	$-	$-	$-	$-	$-
Rose M. Sparks (a), (b)	2020	$183	$95	$-	$-	$54	$332
Chief financial officer, principal financial officer,	2019	$183	$88	$-	$21	$32	$324
and treasurer, FutureFuel Corp.	2018	$183	$100	$-	$-	$20	$303
Paul M. Flynn (a), (c)	2020	$226	$69	$-	$-	$40	$335
Executive vice president of business and marketing,	2019	$226	$88	$-	$-	$21	$335
FutureFuel Chemical Company	2018	$226	$100	$369	$-	$21	$716
Tom McKinlay(a)	2020	$287	$95	$-	$49	$22	$446
Chief operating officer	2019	$287	$88	$-	$-	$22	$397
FutureFuel Chemical Company	2018	$287	$100	$-	$-	$85	$472

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)	For Mrs. Sparks, all other compensation includes director fees of $34 and $12 in 2020 and 2019, respectively.

(c)	Mr. Flynn retired from the company on September 30, 2020.

(d)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 18 to our consolidated financial statements included elsewhere herein.

(e)

Represents the grant date valuation of all stock option awards under ASC 718, Stock Compensation, using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 18 to our consolidated financial statements included elsewhere herein. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(f)

Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2020, the value of all other compensation not a perquisite or personal benefit in excess of $10 for: (i) Mrs. Sparks was $17 of 401(k) match, (ii) Mr. Flynn was $20 of 401(k) match and $14 in connection with his severance upon retirement, and (iii) Mr. McKinlay was $17 of 401(k) match.

Grants of Plan-Based Awards

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Thomas McKinlay(a)	01/21/2020	24,000	$11.56	$49

(a) In January 2020, we granted 24,000 stock options to our chief operating officer, Tom McKinlay. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on January 21, 2025. Please see Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# )Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas McKinlay(a)	24,000	0	0	11.56	1/21/2025
Rose M. Sparks(b)	10,000	0	0	12.07	9/27/2024

(a) In January 2020, we granted 24,000 stock options to our chief operating officer, Tom McKinlay. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on January 21, 2025. Please see Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

(b) In September 2019, we granted 10,000 stock options to Rose M. Sparks in connection with her appointment to our board of directors and in her capacity as a board member. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales price for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024. This same information is reflected in the unexercised options, stock awards, and equity in incentive plan table in the Compensation of Directors table below. See note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

Option Exercises and Stock Vested

There were no options exercised by our executive officers in 2020 and no stock awards that vested in 2020.

Potential Payments upon Termination or Change in Control

None.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2020, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure for 2021.

The following is the compensation our directors earned for 2020.

					Change in
	Fees				Pension Value
	Earned			Non-Equity	and Non-Qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Paul A. Novelly	0	0	0	0	0	0	0
Edwin A. Levy	47	0	0	0	0	0	47
Donald C. Bedell	49	0	0	0	0	0	49
Paul M. Manheim	50	0	0	0	0	0	50
Dale E. Cole	38	0	0	0	0	0	38
Terrance C.Z. Egger	35	0	0	0	0	0	35
Jeffrey L. Schwartz	36	0	0	0	0	0	36
Alain Louvel	38	0	0	0	0	0	38
Rose Sparks	34	0	0	0	0	0	34

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2020 with respect to our directors.

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

(a)

In December 2019, and October 2018, we granted a total of 10,000, and 10,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for FutureFuel’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024, and October 24, 2023, respectively. See Note 18 to our consolidated financial statements for a discussion of the company’s plan-based awards.

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

Median total annual compensation of all employees other than our PEO:   $64,725

Mr. Paul A. Novelly (‟PEO”) total annual compensation   $ 0

Ratio of PEO to Median Employee Compensation - zero

In determining the median employee, a listing was prepared of all employees as of December 31, 2020. Employees’ actual gross wages and salaries were used for the full year of 2020.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2020, the Company employed 477 persons of which approximately 330 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2020 were Donald C. Bedell, Terrance C.Z. Egger, and Edwin A. Levy. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2020 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Edwin A. Levy

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2020, we have issued 44,000 options to purchase shares of our common stock but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2020.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	Outstanding options,	issuance under equity
	outstanding options,	Warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	44,000	$12.73	4,330,167

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,743,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of February 25, 2021.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul A. Novelly (a)	17,725,100	40.5%
8235 Forsyth Blvd., 4th Floor
Clayton, MO 63105
BlackRock, Inc. (b)	4,043,313	9.2%
55 East 52nd Street
New York, NY 10055
Dimensional Fund Advisors LP (c)	2,811,492	6.4%
6300 Bee Cave Road, Building One
Austin, TX 78746
The Vanguard Group (d)	2,726,360	6.2%
100 Vanguard Blvd.
Malvern, PA 19355
Renaissance Technologies LLC (e)	2,263,800	5.2%
Renaissance Technologies Holdings Corporation
800 Third Ave.
New York, NY10022

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

(b)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on January 29, 2021. According to the filing, BlackRock, Inc. filed the Schedule 13G amendment as the parent holding company or control person of BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC with BlackRock Fund Advisors beneficially owning 5% or greater of the outstanding shares of FutureFuel Corp. common stock. BlackRock, Inc. reported sole voting power over 4,003,665 shares and sole dispositive power over 4,043,313 shares.

(c)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on February 12, 2021. According to the filing, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported above are owned by the Funds. Dimensional reported power to vote or to direct the vote of 2,681,593 shares and sole power to dispose or to direct the disposition of 2,811,492 shares. Dimensional disclaims beneficial ownership of such securities.

(d)

Based solely upon an Amendment to Schedule 13G filed with the SEC by the listed person on February 10, 2021. According to the filing, the reported beneficial ownership includes shares beneficially owned by Vanguard Asset Management, Limited, Vanguard Fiduciary Trust Company, Vanguard Global Advisors, LLC, Vanguard Group (Ireland) Limited, Vanguard Investments Australia Ltd, Vanguard Investments Canada Inc., Vanguard Investments Hong Kong Limited, and Vanguard Investments UK, Limited. The Vanguard Group reported shared power to vote or direct the vote with respect to 25,066 shares, sole power to dispose of or direct the disposition of 2,679,794 shares and shared power to dispose or direct the disposition of 46,566 shares.

(e)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on February 11, 2021. Renaissance Technologies LLC and its majority owner Renaissance Technologies Holdings Corporation reported sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of 2,263,800 shares.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.5%
Edwin A. Levy (b)	280,725	*
Donald C. Bedell (c)	58,650	*
Rose M. Sparks (d)	24,283	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	4,895	*
Dale E. Cole	1,350	*
Jeffrey L. Schwartz	-	*
Tom McKinlay(e)	24,000	*
All directors and executive officers	18,132,106	41.5%

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

(d)	Includes 10,000 shares that may be acquired pursuant to the exercise of options awarded under the Incentive Plan.

(e)	All such shares may be acquired pursuant to the exercise of options awarded under the Incentive Plan.

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

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our website ( http://futurefuelcorporation.com/). All of the agreements described above in this Item 13 and in Note 21 to our consolidated financial statements have been approved by a majority of the disinterested members of our board of directors.

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

Edwin A. Levy

Donald C. Bedell

Paul M. Manheim

Terrance C.Z. Egger

Dale E. Cole

Jeffrey L. Schwartz

Alain J. Louvel

In addition, each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under the definition of independence adopted by the NYSE.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2020 and 2019, we incurred $354,000 and $296,000, respectively for audit and financial statement review services from RSM US LLP.

Audit-Related Fees

During fiscal 2020 and 2019, we incurred $12,000 and $12,000, respectively, for each year’s employee benefit plan audit procedures from RSM US LLP.

Tax Fees

During fiscal 2020 and 2019, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RSM US LLP.

All Other Fees

We did not incur any other fees for other services from RSM US LLP during fiscal 2020 or fiscal 2019.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2020 and 2019 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

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

4.2	Description of common stock.

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

10.4.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.6.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

10.11.1	Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.1 to Form 10-Q filed November 6, 2014)

10.11.2	Amendment to Employment Agreement dated July 2, 2014 between FutureFuel Chemical Company and Paul M. Flynn (incorporated by reference to Exhibit 10.19.2 to Form 10-Q filed November 6, 2014)

10.12	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26, 2017)

10.13

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 8, 2020)

10.14

Amended and Restated Pledge and Security Agreement dated as of March 30, 2020 among the Obligors party thereto and Regions Bank, in its capacity as collateral agent (incorporated by reference to Exhibit 10.22 to Form 10-Q filed May 8, 2020)

21.	Subsidiaries of FutureFuel Corp.

23.1	Consent of RSM US LLP

23.2	Consent of RubinBrown LLP

31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.	Section 1350 Certification of chief executive officer and principal financial officer

101	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 16, 2021