Form 10-Q
period 2021-03-31
FutureFuel Corp.
filed 2021-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2021: 43,743,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$193,979	$198,122
Accounts receivable, inclusive of the blenders' tax credit of $11,276 and $8,300 at March 31, 2021 and December 31, 2020, respectively, and net of allowances for bad debt of $112 and $63 at March 31, 2021 and December 31, 2020, respectively	27,902	21,387
Accounts receivable – related parties	51	1,426
Inventory	45,278	33,889
Income tax receivable	16,894	17,668
Prepaid expenses	3,216	3,967
Prepaid expenses – related parties	12	-
Marketable securities	50,173	64,404
Other current assets	2,588	1,742
Total current assets	340,093	342,605
Property, plant and equipment, net	89,200	91,544
Intangible assets	1,408	1,408
Other noncurrent assets	5,721	5,747
Total noncurrent assets	96,329	98,699
Total Assets	$436,422	$441,304
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $1,116	$16,841	$12,453
Accounts payable – related parties	8,798	984
Deferred revenue – short-term	4,946	3,976
Dividends payable	7,874	10,498
Accrued expenses and other current liabilities	4,568	5,077
Total current liabilities	43,027	32,988
Deferred revenue – long-term	20,322	21,861
Noncurrent deferred income tax liability	7,914	12,332
Other noncurrent liabilities	2,109	2,240
Total noncurrent liabilities	30,345	36,433
Total liabilities	73,372	69,421
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,743,243, issued and outstanding at March 31, 2021 and December 31, 2020	4	4
Accumulated other comprehensive (loss) income	148	208
Additional paid in capital	282,215	282,215
Retained earnings	80,683	89,456
Total stockholders’ equity	363,050	371,883
Total Liabilities and Stockholders’ Equity	$436,422	$441,304

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$41,158	$52,372
Revenue – related parties	358	710
Cost of goods sold	41,378	32,781
Cost of goods sold – related parties	9,210	2,215
Distribution	1,609	1,640
Distribution – related parties	55	47
Gross (loss) profit	(10,736)	16,399
Selling, general, and administrative expenses
Compensation expense	528	855
Other expense	853	582
Related party expense	167	148
Research and development expenses	774	835
Total operating expenses	2,322	2,420
(Loss) income from operations	(13,058)	13,979
Interest and dividend income	1,005	1,967
Interest expense	(32)	(56)
Loss on marketable securities	(1,075)	(10,059)
Other (expense) income	(102)	(8,148)
(Loss) income before taxes	(13,160)	5,831
Income tax benefit	(4,387)	(13,212)
Net (loss) income	$(8,773)	$19,043

(Loss) earnings per common share
Basic	$(0.20)	$0.44
Diluted	$(0.20)	$0.44
Weighted average shares outstanding
Basic	43,743,243	43,743,243
Diluted	43,743,243	43,743,243

Comprehensive income
Net (loss) income	$(8,773)	$19,043
Other comprehensive loss from unrealized net loss on available-for-sale debt securities	(60)	(397)
Income tax effect	16	84
Total other comprehensive loss income, net of tax	(44)	(313)
Comprehensive (loss) income	$(8,817)	$18,730

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2021
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050

	For the Three Months Ended March 31, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance - January 1, 2020, As adjusted	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(8,773)	$19,043
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,608	3,004
Amortization of deferred financing costs	24	36
Benefit for deferred income taxes	(4,402)	(22)
Change in fair value of equity securities	1,765	9,570
Change in fair value of derivative instruments	(695)	(1,874)
(Gain) loss on the sale of investments	(690)	489
Stock based compensation	-	49
Loss on disposal of property and equipment	-	2
Noncash interest expense	8	19
Changes in operating assets and liabilities:
Accounts receivable	(6,515)	(17,803)
Accounts receivable – related parties	1,375	4,175
Inventory	(11,389)	(3,878)
Income tax receivable	774	(13,587)
Prepaid expenses	751	171
Prepaid expenses - related parties	(12)
Other assets	(43)	120
Accounts payable	4,270	2,360
Accounts payable – related parties	7,814	(815)
Accrued expenses and other current liabilities	(509)	2,192
Accrued expenses and other current liabilities – related parties	-	(64)
Deferred revenue	(569)	925
Other noncurrent liabilities	(139)	(78)
Net cash (used in) provided by operating activities	(14,347)	4,034
Cash flows from investing activities
Collateralization of derivative instruments	(106)	1,876
Purchase of marketable securities	(15,601)	(964)
Proceeds from the sale of marketable securities	28,681	4,484
Proceeds from the sale of property and equipment	-	50
Capital expenditures	(146)	(1,608)
Net cash provided by investing activities	12,828	3,838
Cash flows from financing activities
Deferred financing costs	-	(477)
Payment of dividends	(2,624)	(2,624)
Net cash used in financing activities	(2,624)	(3,101)
Net change in cash and cash equivalents	(4,143)	4,771
Cash and cash equivalents at beginning of period	198,122	243,331
Cash and cash equivalents at end of period	$193,979	$248,102

Cash paid for interest	$43	$1
Cash paid for income taxes	$52	$453
Noncash investing and financing activities:
Cash dividends declared, not paid	$-	$131,230
Noncash capital expenditures	$118	$-

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

The biofuels segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the Company’s biodiesel and, from time to time, with no biodiesel added. Until April 2021, FutureFuel Chemical was a shipper of refined petroleum products on common carrier pipelines and bought and sold petroleum products to maintain an active shipper status on these pipelines.  See Note 9. Intangible Assets, and Note 17 Subsequent Event.

Basis of Presentation

The unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2020 audited consolidated financial statements and should be read in conjunction with these financial statements.

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

2)	GOVERNMENT TAX CREDITS

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

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

As the law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized its benefit in the three months ended December 31, 2019 for both periods (2018 and 2019) as part of the tax provision.

CARES ACT – EMPLOYEE RENTENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll.  FutureFuel did not qualify for this credit, however, the Consolidated Appropriations Act, effective January 1, 2021 broadened the eligibility of the Employee Retention Tax Credit.  FutureFuel is continuing to monitor whether it would qualify for this credit.

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

Certain of FutureFuel custom chemical contracts within the chemical segment contain a material right as defined by ASU 2014-09, Revenue from Contracts with Customers ("Topic 606"), from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. FutureFuel recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pickup. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with Topic 606. FutureFuel applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, FutureFuel estimates the expected life of the product, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at March 31, 2021 and December 31, 2020 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $209 and $2,307 for the three months ended March 31, 2021 and 2020, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $723 and $1,327 in the three months ended March 31, 2021 and 2020, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2021	December 31, 2020
Trade receivables, included in accounts receivable*	$15,587	$12,279
Contract assets, included in accounts receivable	$1,091	$808
Contract liabilities, included in deferred revenue - short-term	$4,739	$3,769
Contract liabilities, included in deferred revenue - long-term	$16,460	$17,943

*Exclusive of the BTC of $11,276 and $8,300, respectively, and net of allowances for bad debt of $112 and $63, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2021, approximately $21,199 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to five years. Approximately 22% of this revenue is expected to be recognized over the next 12 months, and 78% is expected to be recognized over the subsequent 48 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2021	2020
Contract revenue from customers with > 1 year arrangements	$5,106	$15,603
Contract revenue from customers with < 1 year arrangements	36,355	39,440
Revenue from non-contractual arrangements	55	56
BTC rebate	-	(2,017)
Total revenue	$41,516	$53,082

Timing of revenue:

	Three Months Ended March 31,
	2021	2020
Bill-and-hold revenue	$7,549	$10,153
Non-bill-and-hold revenue	33,967	42,929
Total revenue	$41,516	$53,082

As of March 31, 2021, $2,911 of the three months bill and hold revenue had not shipped.  In addition, $173 of bill and hold revenue recognized in the three months ended December 31, 2020 had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2021	December 31, 2020
At average cost (approximates current cost)
Finished goods	$25,436	$15,452
Work in process	1,408	1,632
Raw materials and supplies	28,216	22,674
	55,060	39,758
LIFO reserve	(9,782)	(5,869)
Total inventory	$45,278	$33,889

5)	DERIVATIVE INSTRUMENTS

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2021 or 2020. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $2,625 for the three months ended March 31, 2021 and a gain of $6,857 for the three months ended March 31, 2020.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	265	$819	250	$124

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,040 and $933 at March 31, 2021 and December 31, 2020, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6)	MARKETABLE SECURITIES

At March 31, 2021 and December 31, 2020, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized loss on equity securities held for the three months ended March 31, 2021 and 2020 were $1,765 and $9,570, respectively.

Available for sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	March 31, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$188	$-	$3,864

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$264	$-	$3,940

The aggregate fair value of debt securities with unrealized losses totaled $0 at March 31, 2021 and  December 31, 2020.

The Company determined an allowance for credit losses for these debt securities was not necessary as of March 31, 2021. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the three months ended March 31, 2021 or 2020.

The debt securities held at March 31, 2021, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2021 and December 31, 2020.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2021	Level 1	Level 2	Level 3
Derivative instruments	$819	$819	$-	$-
Preferred stock and other equity instruments	$46,309	$46,309	$-	$-
Trust preferred stock and exchange-traded debt instruments	$3,864	$3,864	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2020	Level 1	Level 2	Level 3
Derivative instruments	$124	$124	$-	$-
Preferred stock and other equity instruments	$60,464	$60,464	$-	$-
Trust preferred stock and exchange-traded debt instruments	$3,940	$3,940	$-	$-

8)	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. The carrying value of the asset was $1,408 at March 31, 2021 and December 31, 2020 FutureFuel tests the intangible asset for impairment in accordance with Topic 350, Intangibles-Goodwill and Other.  Please see Note 17, Subsequent Event, regarding this intangible asset.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2021	December 31, 2020
Accrued employee liabilities	$2,135	$2,609
Accrued property, franchise, motor fuel and other taxes	1,589	1,730
Lease liability, current	495	491
Other	349	247
Total	$4,568	$5,077

10)	BORROWINGS

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

There were no borrowings under the Credit Agreement at March 31, 2021 or the Prior Credit Agreement at December 31, 2020.

11)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2021	2020
Income tax (benefit) provision	$(4,387)	$(13,212)
Effective tax rate	33.3%	(226.6%)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

Because the Company is unable to reliably estimate its annual effective tax rate for the three months ended March 31, 2021, it has determined its income tax benefit by applying its actual year-to-date effective tax rate to year-to-date pretax income.  In contrast, the tax benefit for the three months ended March 31, 2020 reflects the application of an estimated annual effective tax rate to year-to-date pretax income.  The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three months ended March 31, 2020 was favorably impacted by the enhanced NOL carryback provisions of the CARES Act. This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

12)	EARNINGS PER SHARE

In the three months ended March 31, 2021 and 2020, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted (losses) earnings per common share were computed as follows:

	Three Months Ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(8,773)	$19,043
Denominator:
Weighted average shares outstanding – basic	43,743,243	43,743,243
Effect of dilutive securities:
Stock options and other awards	-	-
Weighted average shares outstanding – diluted	43,743,243	43,743,243

Basic (loss) earnings per share	$(0.20)	$0.44
Diluted (loss) earnings per share	$(0.20)	$0.44

For the three months ended March 31, 2021 all 44,000 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive. In the three months ended March 31, 2020, no options were excluded.

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

A related party manages natural gas purchases for FutureFuel, initially pays for the natural gas, and subsequently invoices FutureFuel for the same plus a nominal fee for such services.  The natural gas matter as discussed in Note 16, Legal Matters, is in reference to the natural gas supplier, not the related party.

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

Summary of business by segment

	Three Months Ended March 31,
	2021	2020
Revenue
Custom chemicals	$10,675	$23,760
Performance chemicals	5,435	3,933
Chemicals revenue	16,110	27,693
Biofuels revenue	25,406	25,389
Total Revenue	$41,516	$53,082

Segment gross (loss) profit
Chemicals	$(1,301)	$8,014
Biofuels	(9,435)	8,385
Total gross (loss) profit	$(10,736)	$16,399

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

15)	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740, "Income Taxes" and improve consistent application by clarifying and amending existing guidance. The new standard was adopted on a prospective basis and had an immaterial effect on the financials.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

16)	LEGAL MATTERS

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

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas has launched a civil investigative demand against several natural gas suppliers.  At this time the company is disputing the February 2021 natural gas bill and payment thereof is pending further investigation.

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2021.  However, as discussed in Note 13, Related Party Transactions, the natural gas supplier is not a related party of FutureFuel.

17)	SUBSEQUENT EVENT

Upon making the strategic decision to exit its status as a regular shipper on a common carrier pipeline in April 2021, FutureFuel may record an impairment charge of its intangible asset.

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

COVID-19

In March 2020, the World Health Organization categorized COVID-19 as a pandemic and it continues to spread throughout the United States and other countries across the world.  During the pandemic, our objectives have been to protect the well-being of our employees, support our customers, obtain materials from our suppliers, and maintain our manufacturing operations. While the pandemic has reduced the overall level of activity across much of the economy, we have largely met these objectives.

While the worst effects of the pandemic may be behind us in the United States, the virus is still spreading worldwide and the long-term economic consequences globally are still unclear, making its impact on our performance still difficult to predict.  The three principles areas where COVID-19 may still negatively impact our financial performance are customer demand, raw material procurement, and our ability to operate our manufacturing facility.

Customer Demand – Several of our major chemical customers sell the products we produce for them in to markets that have been significantly impacted by COVID-19. The energy and automotive markets in particular have drastically been impacted since April, 2020 and have not yet fully recovered to pre-pandemic levels.  However, diesel prices and the value of Renewable Identification Numbers (RINs) have improved significantly in 2021 and while promising, this recovery is still fragile.

Supply Chain Impact – Our initial concern was that supplier shutdowns might result in raw material or input shortages and negatively impact our ability to manufacture products and meet our customers’ demands.  This was true initially in our biofuel segment and the impact that had on the industry as a whole is part of the reason RINs have increased in value.  We have managed supply such that our operations have not been hindered by shortages thus far and will continue in that effort.

Operations Impact - Our manufacturing is considered critical services and our plant has remained open to meet customer demand during the COVID-19 pandemic. The policies that were implemented including social distancing, enhanced cleaning and sanitizing, and the wearing of masks, have proven successful in preventing the spread of COVID-19 on-site.  We will continue to take actions to help prevent the spread of COVID-19 at work and adjust policies as necessary. To date we have had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands.

Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2021	2020	Change	Change
Revenue	$41,516	$53,082	$(11,566)	(22%)
(Loss) income from operations	$(13,058)	$13,979	$(27,037)	(193%)
Net (loss) income	$(8,773)	$19,043	$(27,816)	(146%)
Earnings per common share:
Basic	$(0.20)	$0.44	$(0.64)	(145%)
Diluted	$(0.20)	$0.44	$(0.64)	(145%)
Adjusted EBITDA	$(7,825)	$10,177	$(18,002)	(177%)

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(8,773)	$19,043
Depreciation	2,608	3,004
Non-cash stock-based compensation	-	49
Interest and dividend income	(1,005)	(1,967)
Non-cash interest expense and amortization of deferred financing costs	32	56
Loss on disposal of property and equipment	-	2
Loss (gain) on derivative instruments	2,625	(6,857)
Loss on marketable securities	1,075	10,059
Income tax benefit	(4,387)	(13,212)
Adjusted EBITDA	$(7,825)	$10,177

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(14,347)	$4,034
Benefit for deferred income taxes	4,402	22
Interest and dividend income	(1,005)	(1,967)
Income tax benefit	(4,387)	(13,212)
(Loss) gain on derivative instruments	2,625	(6,857)
Change in fair value of derivative instruments	695	1,874
Change in operating assets and liabilities, net	4,192	26,282
Other	-	1
Adjusted EBITDA	$(7,825)	$10,177

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2021	2020	Amount	%

Revenues	$41,516	$53,082	$(11,566)	(21.8%)
Volume/product mix effect			$(19,439)	(36.6%)
Price effect			$7,873	14.8%

Gross (loss) profit	$(10,736)	$16,399	$(27,135)	(165.5%)
Operating expenses	2,322	2,420	(98)	(4.0%)
Other expense	(102)	(8,148)	8,046	(98.7%)
Income tax benefit	(4,387)	(13,212)	8,825	(66.8%)
Net (loss) income	$(8,773)	19,043	(27,816)	(146.1%)

Consolidated revenue in the three months ended March 31, 2021 decreased $11,566 compared to the three months ended March 31, 2020. This decrease primarily resulted from decreased sales volumes in both the chemicals and biofuels segments that were partially offset by increased prices of biodiesel in the three-month period.

Gross loss in the three months ended March 31, 2021 was $10,736 as compared to gross profit of $16,399 in the three months ended March 31, 2020. This decline primarily resulted from: i) exorbitant natural gas prices invoiced from Winter Storm Uri which resulted in an increase of $7,800 as compared to the prior year quarter, ii) a reduction in production volumes given the natural gas curtailment, iii) the change in the unrealized and realized activity in derivative instruments with a  loss of $2,625 in the three months ended March 31, 2021 as compared to a gain of $6,857 in the three months ended March 31, 2020 and iv) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment decreased gross profit $3,913 in the three months ended March 31, 2021 as compared to an increase in gross profit of $1,319 in the prior year quarter.

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas has launched a civil investigative demand against several natural gas suppliers.  At this time the company is disputing the February 2021 natural gas bill and payment thereof is pending further investigation. See Notes 13 and 16 of the consolidated financial statements for further details.

Operating expenses

Operating expenses decreased $98 in the three months ended March 31, 2021, as compared to the three-months ended March 31, 2020. This slight decrease was primarily from decreased compensation expenses.

Other expense

Other expense was $102 in the three months ended March 31, 2021, as compared to the same period of the prior year of $8,148 which was primarily from the change in unrealized losses on marketable securities.

Income tax benefit

Because the Company is unable to reliably estimate its annual effective tax rate for the three months ended March 31, 2021, it has determined its income tax benefit by applying its actual year to date effective tax rate to year-to-date pretax income.  In contrast, the tax benefit for the three months ended March 31, 2020 reflects the application of an estimated annual effective tax rate to year-to-date pretax income.

The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three months ended March 31, 2020 was favorably impacted by the enhanced NOL carryback provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

Net income

Net income for the three months ended March 31, 2021 decreased $27,816 as compared to the same period in 2020. This decrease resulted primarily from the changes explained in gross (loss) profit as previously noted, Other expense, and Income tax benefit.

Chemical Segment

	Three Months Ended March 31,
			Change
	2021	2020	Amount	%

Revenues	$16,110	$27,693	$(11,583)	(41.8%)
Volume/product mix effect			$(11,697)	(42.2%)
Price effect			$114	0.4%

Gross (loss) profit	$(1,301)	$8,014	$(9,315)	(116.2%)

Chemical revenue in the three months ended March 31, 2021 decreased 41.8% or $11,583 compared to the three months ended March 31, 2020. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three months ended March 31, 2021 totaled $10,675, a decrease of $13,085 from the same period in 2020.  Two products we no longer sell benefited the prior year revenue $8,097, the remaining decrease was primarily from lower sales volumes with the natural gas curtailment and COVID-19.  Performance chemicals (composed of multi-customer products which are sold based on specification) revenue was $5,435, an increase of $1,502 from the three months ended March 31, 2020. This increase was primarily from increased sales volume of glycerin and the timing of campaign products, although market conditions were more supportive than during the same period of last year.

Gross profit for the chemical segment for the three months ended March 31, 2021, decreased $9,315 when compared to the same period of 2020 driven mostly by the unusually high natural gas price, the loss of sales volume in our custom chemical products primarily driven by the effects of COVID-19 on customer demand, and the loss of two custom chemical products we no longer sale.  Also reducing gross profit in three-month periods ended March 31, 2021 was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to an increase in gross profit in the same period of 2020; this adjustment decreased gross profit $670 and increased gross profit $502, respectively.

Biofuels Segment

	Three Months Ended March 31,
			Change
	2021	2020	Amount	%

Revenues	$25,406	$25,389	$17	0.1%
Volume/product mix effect			$(7,742)	(30.5%)
Price effect			$7,759	30.6%

Gross (loss) profit	$(9,435)	$8,385	$(17,820)	(212.5%)

Biofuels revenue in the three months ended March 31, 2021 was flat as compared to the same period of 2020. The biodiesel and biodiesel blend volumes decreased as compared to the prior year, primarily from the impact of Winter Storm Uri of approximately $3,000. Offsetting this volume decrease as compared to the same period of 2020, was higher selling prices with the overall improvement in fuel and RIN prices.

A significant portion of our biodiesel sold was to two major refiner/blenders in the three months ended March 31, 2021 and in the first quarter of 2020 there were no significant customer concentrations.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $9,435 in the three months ended March 31, 2021, as compared to a gross profit of $8,385 in the same period of 2020, primarily from: i) the impact of Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption, further exacerbated by delays in restarting caused by the freezing weather, ii) the change in the activity in derivative instruments with a loss of $2,625 in the three months ended March 31, 2021, as compared to a gain of $6,857 in the three months ended March 31, 2020, and iii) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to an increase in gross profit in the same period of 2020; this adjustment decreased gross profit $3,243 and increased gross profit $817, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	March 31, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	265	$(819)	250	$124

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2021 and 2020 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements were $7,549 and $10,153 for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2021 and 2020 are set forth in the following table.

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(14,347)	$4,034
Net cash provided by investing activities	$12,828	$3,838
Net cash used in financing activities	$(2,624)	$(3,101)

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

Operating Activities

Cash was used by operating activities of $14,347 in the first quarter of 2021 as compared to cash provided by in the first quarter of 2020 of $4,034. This decrease was primarily attributable to the change in net income of $19,043 in the first quarter of 2020 compared to a net loss of $8,773 for the same period in 2021 for a net decrease of $27,816. Also contributing to the change in cash from operating activities in the first quarter of 2021, by comparison to the first quarter of 2020, was a net reduction in the cash adjustment from the change in fair value of equity securities of $7,805 and from higher cash outflows from inventory of $7,511 during the first quarter of 2021 compared to the first quarter of 2020. Partially offsetting these net cash outflows was a net change in the income tax receivable, demonstrating a cash outflow of $13,587 in the first quarter of 2020 as compared to a cash inflow of $774, and a net change in accounts payable, including accounts payable-related parties, demonstrating a higher cash inflow of $10,539 in the first quarter of 2021 as compared to the first quarter of 2020.

Investing Activities

Cash from investing activities increased to $12,828 of cash provided by investing activities in the first three months of 2021 as compared to of $3,838 in the first three months of 2020. Of the $8,990 change, $9,560 was the result of an increase in net sales of marketable securities in the first three months of 2021 compared to the first three months of 2020. Such net sales totaled $13,080, in the first three months of 2021, compared to $3,520 in net sales in the first three months of 2020.

Financing Activities

Cash used in financing activities was $2,624 and $3,101, in the three months ended March 31, 2021 and 2020, respectively. The decrease of $477 was related to Debt origination costs in the three months ended March 31, 2020 from the amendment of our existing credit facility. The remaining $2,624 resulted from payments of dividends on our common stock in the first three months of 2021 and 2020.

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

Dividends

In the first three months of 2021 and 2020, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in each period. In the three months ended March 31, 2020, we also declared a special cash dividend of $3.00 per share in the amount of $131,230 that was payable on April 17, 2020.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular dividends will be paid in 2021, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2021 and December 31, 2020, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $50,173 and $64,404 at March 31, 2021 and December 31, 2020, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2021 and December 31, 2020. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2021 or December 31, 2020 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2021 or 2020. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2021 and December 31, 2020, the fair values of our derivative instruments were a net asset of $819 and $124, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2021. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	82,628	LB	10.0%	3,115	29.0%
Natural gas	331	MCF	10.0%	798	7.4%
Methanol	14,980	LB	10.0%	261	2.4%
Electricity	26	MWH	10.0%	116	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2021. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at March 31, 2021 or December 31, 2020 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at March 31, 2021 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2020 filed with the SEC on March 16, 2021.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2020 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 7, 2021

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 7, 2021