Form 10-Q
period 2021-06-30
FutureFuel Corp.
filed 2021-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2021: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$97,594	$198,122
Accounts receivable, inclusive of the blenders' tax credit of $12,160 and $8,300 at June 30, 2021 and December 31, 2020, respectively, and net of allowances for bad debt of $50 and $63 at June 30, 2021 and December 31, 2020, respectively	31,333	21,387
Accounts receivable – related parties	21	1,426
Inventory	53,514	33,889
Income tax receivable	16,867	17,668
Prepaid expenses	1,990	3,967
Prepaid expenses – related parties	12	-
Marketable securities	46,238	64,404
Other current assets	2,294	1,742
Total current assets	249,863	342,605
Property, plant and equipment, net	86,852	91,544
Intangible assets	-	1,408
Other noncurrent assets	5,705	5,747
Total noncurrent assets	92,557	98,699
Total Assets	$342,420	$441,304
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $1,116 at June 30, 2021 and December 31, 2020 respectively	$35,578	$12,453
Accounts payable – related parties	8,943	984
Deferred revenue – short-term	5,390	3,976
Dividends payable	5,248	10,498
Accrued expenses and other current liabilities	5,218	5,077
Total current liabilities	60,377	32,988
Deferred revenue – long-term	19,129	21,861
Noncurrent deferred income tax liability	3,451	12,332
Other noncurrent liabilities	2,049	2,240
Total noncurrent liabilities	24,629	36,433
Total liabilities	85,006	69,421
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,743,243 issued and outstanding at June 30, 2021 and December 31, 2020 respectively	4	4
Accumulated other comprehensive income	208	208
Additional paid in capital	282,446	282,215
Retained (deficit) earnings	(25,244)	89,456
Total stockholders’ equity	257,414	371,883
Total Liabilities and Stockholders’ Equity	$342,420	$441,304

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$73,813	$47,310	$114,971	$99,682
Revenue – related parties	305	112	663	822
Cost of goods sold	69,760	43,469	111,138	76,250
Cost of goods sold – related parties	2,727	1,342	11,937	3,557
Distribution	1,633	1,657	3,242	3,297
Distribution – related parties	41	43	96	90
Gross (loss) profit	(43)	911	(10,779)	17,310
Selling, general, and administrative expenses
Compensation expense	523	724	1,051	1,579
Other expense	469	403	1,322	985
Related party expense	170	155	337	303
Research and development expenses	798	768	1,572	1,603
Total operating expenses	1,960	2,050	4,282	4,470
(Loss) income from operations	(2,003)	(1,139)	(15,061)	12,840
Interest and dividend income	790	1,519	1,795	3,486
Interest expense	(32)	(31)	(64)	(87)
Gain (loss) on marketable securities	1,612	1,573	537	(8,486)
Other (expense) income	(1,355)	8,348	(1,355)	8,348
Other income	1,015	11,409	913	3,261
(Loss) income before taxes	(988)	10,270	(14,148)	16,101
Income tax benefit	(4,469)	(4,889)	(8,856)	(18,101)
Net income (loss)	$3,481	$15,159	$(5,292)	$34,202

Earnings (loss) per common share
Basic	$0.08	$0.35	$(0.12)	$0.78
Diluted	$0.08	$0.35	$(0.12)	$0.78
Weighted average shares outstanding
Basic	43,754,232	43,743,243	43,748,768	43,743,243
Diluted	43,754,422	43,743,740	43,748,768	43,743,491

Comprehensive income (loss)
Net income (loss)	$3,481	$15,159	$(5,292)	$34,202
Other comprehensive income (loss) from unrealized net gains (losses) on available-for-sale debt securities	60	190	-	(207)
Income tax effect	(16)	(40)	-	44
Total other comprehensive income (loss), net of tax	44	150	-	(163)
Comprehensive income (loss)	$3,525	$15,309	$(5,292)	$34,039

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2021
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings (Deficit)	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050
Cash dividends declared, $2.50 per share	-	-	-	-	(109,408)	(109,408)
Proceeds for the issuance of stock	20,000	-	-	231	-	231
Other comprehensive income	-	-	60	-	-	60
Net income	-	-	-	-	3,481	3,481
Balance - June 30, 2021	43,763,243	$4	$208	$282,446	$(25,244)	$257,414

	For the Six Months Ended June 30, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance – January 1, 2020, As adjusted	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635
Other comprehensive income	-	-	150	-	-	150
Net income	-	-	-	-	15,159	15,159
Balance - June 30, 2020	43,743,243	$4	$133	$282,215	$87,592	$369,944

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net (loss) income	$(5,292)	$34,202
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,231	5,862
Amortization of deferred financing costs	47	60
Benefit for deferred income taxes	(8,881)	699
Change in fair value of equity securities	222	7,405
Change in fair value of derivative instruments	1,136	198
(Gain) loss on the sale of investments	(758)	1,080
Stock based compensation	-	49
Loss on disposal of property and equipment	-	2
Impairment of intangible asset	1,315	-
Noncash interest expense	16	27
Changes in operating assets and liabilities:
Accounts receivable	(9,946)	81,029
Accounts receivable – related parties	1,405	4,290
Inventory	(19,625)	(4,610)
Income tax receivable	801	(19,380)
Prepaid expenses	1,977	782
Prepaid expenses – related parties	(12)	-
Other assets	635	350
Accounts payable	23,074	(29,702)
Accounts payable – related parties	7,959	220
Accrued expenses and other current liabilities	7	2,572
Accrued expenses and other current liabilities – related parties	-	(64)
Deferred revenue	(1,318)	(659)
Other noncurrent liabilities	(342)	(211)
Net cash (used in) provided by operating activities	(2,349)	84,201
Cash flows from investing activities
Collateralization of derivative instruments	(2,060)	(2,877)
Purchase of marketable securities	(19,170)	(2,359)
Proceeds from the sale of marketable securities	37,873	5,192
Proceeds from the sale of property and equipment	-	50
Proceeds from the sale of intangible asset	93	-
Capital expenditures	(488)	(2,759)
Net cash from (used in) investing activities	16,248	(2,753)
Cash flows from financing activities
Loan proceeds	-	8,180
Payment on loan	-	(8,180)
Deferred financing costs	-	(477)
Proceeds from the issuance of stock	231	-
Payment of dividends	(114,658)	(136,479)
Net cash used in financing activities	(114,427)	(136,956)
Net change in cash and cash equivalents	(100,528)	(55,508)
Cash and cash equivalents at beginning of period	198,122	243,331
Cash and cash equivalents at end of period	$97,594	$187,823

Cash paid for interest	$43	$1
Cash paid for income taxes	$79	$639
Noncash investing and financing activities:
Noncash capital expenditures	$51	$94
Noncash operating leases	$269	$-

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

The biofuels segment primarily produces and sells biodiesel. FutureFuel Chemical also sells petrodiesel in blends with the Company’s biodiesel and, from time to time, with no biodiesel added. FutureFuel Chemical is also a shipper of petroleum-based products on a common carrier pipeline and buys and sells petroleum products to maintain an active shipper status on this pipeline.  In April 2021, FutureFuel sold a portion of its historical line space. See Note 8 for additional information.

Basis of Presentation

The unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2020 audited consolidated financial statements and should be read in conjunction with those financial statements.

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

CARES Act – Employee Retention Tax Credit

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll. FutureFuel did not qualify for this credit, however, the Consolidated Appropriations Act, effective January 1, 2021 broadened the eligibility of the Employee Retention TaxCredit. FutureFuel is continuing to monitor whether it would qualify for this credit.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at June 30, 2021 and December 31, 2020 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $320 and $1,051 and $529 and $3,358 for the three and six months ended June 30, 2021 and 2020, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $1,014 and $2,579 for the three months, and $1,737 and $3,906 for the six months ended June 30, 2021 and 2020, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2021	December 31, 2020
Trade receivables, included in accounts receivable*	$17,851	$12,279
Contract assets, included in accounts receivable	$1,343	$808
Contract liabilities, included in deferred revenue - short-term	$5,183	$3,769
Contract liabilities, included in deferred revenue - long-term	$15,322	$17,943

*Exclusive of the BTC of $12,160 and $8,300, respectively, and net of allowances for bad debt of $50 and $63, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2021, approximately $20,505 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to five years. Approximately 25% of this revenue is expected to be recognized over the next 12 months, and 75% is expected to be recognized over the subsequent 48 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contract revenue from customers with > 1 year arrangements	$5,771	$4,909	$10,877	$14,523
Contract revenue from customers with < 1 year arrangements	68,291	42,458	104,646	87,887
Revenue from non-contractual arrangements	56	55	111	111
BTC rebate	-	-	-	(2,017)
Total revenue	$74,118	$47,422	$115,634	$100,504

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Bill-and-hold revenue	$7,878	$7,335	$15,427	$17,488
Non-bill-and-hold revenue	66,240	40,087	100,207	83,016
Total revenue	$74,118	$47,422	$115,634	$100,504

As of June 30, 2021, $3,421 of the bill and hold revenue had not shipped.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2021	December 31, 2020
At average cost (approximates current cost)
Finished goods	$24,152	$15,452
Work in process	1,377	1,632
Raw materials and supplies	40,882	22,674
	66,411	39,758
LIFO reserve	(12,897)	(5,869)
Total inventory	$53,514	$33,889

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5)	DERIVATIVE INSTRUMENTS

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $5,404 and $8,029 for the three months and six months ended June 30, 2021, respectively and a loss of $935 and a gain of $5,922 for the three months and six months ended June 30, 2020, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	375	$(1,013)	250	$124

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,994 and $933 at June 30, 2021 and December 31, 2020, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

6)	MARKETABLE SECURITIES

At June 30, 2021 and December 31, 2020, FutureFuel had investments in certain debt securities (trust preferred securities and exchange-traded debt instruments) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized gain on equity securities held for the three months ended June 30, 2021 and 2020 were $1,543 and $2,164, respectively. The unrealized loss on equity securities held for the six months ended June 30, 2021 and 2020 were $222 and $7,405, respectively.

Available for sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	June 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$263	$-	$3,939

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$264	$-	$3,940

The aggregate fair value of debt securities with unrealized losses totaled $0 at June 30, 2021 and $0 at December 31, 2020.

The Company determined an allowance for credit losses for these debt securities was not necessary as of June 30, 2021. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the six months ended June 30, 2021 or 2020.

The debt securities held at June 30, 2021, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2021 and December 31, 2020.

	Asset (Liability)

	Fair Value at	Fair Value Measurements Using Inputs Considered as:
Description	June 30, 2021	Level 1	Level 2	Level 3
Derivative instruments	$(1,013)	$(1,013)	$-	$-
Preferred stock and other equity instruments	$42,298	$42,298	$-	$-
Trust preferred stock and exchange-traded debt instruments	$3,939	$3,939	$-	$-

	Asset (Liability)

	Fair Value at	Fair Value Measurements Using Inputs Considered as:
Description	December 31, 2020	Level 1	Level 2	Level 3
Derivative instruments	$124	$124	$-	$-
Preferred stock and other equity instruments	$60,464	$60,464	$-	$-
Trust preferred stock and exchange-traded debt instruments	$3,940	$3,940	$-	$-

8)	INTANGIBLE ASSETS

In April of 2015, FutureFuel acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it was expected to contribute to cash flows. In April of 2021, FutureFuel made the strategic decision to reduce its status as a regular shipper on the pipeline and sold a portion of its line space. At that time, it was also determined that the value of the remaining line space had declined.  As a result, an impairment charge was recorded in Other Expense for $1,315 to further reduce the intangible asset carrying value to $0 at June 30, 2021 from $1,408 at December 31, 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2021	December 31, 2020
Accrued employee liabilities	$2,573	$2,609
Accrued property, franchise, motor fuel and other taxes	1,658	1,730
Lease liability, current	634	491
Other	353	247
Total	$5,218	$5,077

10)	BORROWINGS

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

There were no borrowings under the Credit Agreement at June 30, 2021 or at December 31, 2020.

11)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax benefit	$(4,469)	$(4,889)	$(8,856)	$(18,101)
Effective tax rate	452.3%	(47.6%)	62.6%	(112.4%)

Because the Company was unable to reliably estimate its annual effective tax rate for the three and six months ended June 30, 2021, it determined its income tax benefit by applying its actual year-to-date effective tax rate to year-to-date pretax loss.  In contrast, the tax benefit for the three and six months ended June 30, 2020 reflected the application of an estimated annual effective tax rate to year-to-date pretax income.

The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three and six months ended June 30, 2020 was favorably impacted by the enhanced NOL carryback provisions of the CARES Act. This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

12)	EARNINGS PER SHARE

In the three and six months ended June 30, 2021 and 2020, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted (losses) earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$3,481	$15,159	$(5,292)	$34,202
Denominator:
Weighted average shares outstanding – basic	43,754,232	43,743,243	43,748,768	43,743,243
Effect of dilutive securities:
Stock options and other awards	190	497	-	248
Weighted average shares outstanding – diluted	43,754,422	43,743,740	43,748,768	43,743,491

Basic earnings (loss) per share	$0.08	$0.35	$(0.12)	$0.78
Diluted earnings (loss) per share	$0.08	$0.35	$(0.12)	$0.78

In the three and six months ended June 30, 2021, 11,905 and 33,905 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive, respectively. In the three and six months ended June 30, 2020, 50,000 and 62,000 options were excluded, respectively.

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

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to third parties for items that were purchased from these related parties along with the associated expense from the purchase of natural gas, storage and terminalling services by FutureFuel from these related parties.

A related party manages natural gas purchases for FutureFuel, initially pays for the natural gas, and subsequently invoices FutureFuel for the same plus a nominal fee for such services.  The natural gas matter as discussed in Note 17, Legal Matters, is in reference to the natural gas supplier, not the related party.

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

Biofuels

FutureFuel’s biofuels segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenue also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); biodiesel production byproducts; and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Custom chemicals	$12,260	$18,041	$22,935	$41,801
Performance chemicals	3,287	4,797	8,722	8,730
Chemicals revenue	15,547	22,838	31,657	50,531
Biofuels revenue	58,571	24,584	83,977	49,973
Total Revenue	$74,118	$47,422	$115,634	$100,504

Segment gross (loss) profit
Chemicals	$4,285	$7,577	$2,984	$15,591
Biofuels	(4,328)	(6,666)	(13,763)	1,719
Total gross (loss) profit	$(43)	$911	$(10,779)	$17,310

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

On May 10, 2021, the Company declared a special cash dividend of $2.50 per share on common stock and paid $109,408 on June 4, 2021. In the three months ended March 31, 2020, we declared a special cash dividend of $3.00 per share and paid $131,230 on April 17, 2020.

16)	RECENTLY ISSUED ACCOUNTING STANDARDS

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

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2021 and six months ended June 30, 2021.  However, as discussed in Note 13, Related Party Transactions, the "ultimate" natural gas supplier is not a related party of FutureFuel.

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

The effects of the pandemic are still uncertain. The virus (including variants thereof) are still spreading. The three principle areas where COVID-19 may still negatively impact our financial performance are customer demand, raw material procurement, and our ability to operate our manufacturing facility.

Customer Demand – Several of our major chemical customers sell the products we produce for them into markets that have been significantly impacted by COVID-19. The energy and automotive markets in particular have drastically been impacted since April 2020, and have not yet fully recovered to pre-pandemic levels.  However, diesel prices and the value of Renewable Identification Numbers (RINs) have improved significantly in 2021 and while promising, this recovery is still fragile.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
Revenue	$74,118	$47,422	$26,696	56%
Loss from operations	$(2,003)	$(1,139)	$(864)	(76%)
Net income	$3,481	$15,159	$(11,678)	(77%)
Earnings per common share:
Basic	$0.08	$0.35	$(0.27)	(77%)
Diluted	$0.08	$0.35	$(0.27)	(77%)
Adjusted EBITDA	$4,668	$2,652	$2,016	76%

	Six Months Ended June 30,
			Dollar	%
	2021	2020	Change	Change
Revenue	$115,634	$100,504	$15,130	15%
(Loss) income from operations	$(15,061)	$12,840	$(27,901)	n/a
Net (loss) income	$(5,292)	$34,202	$(39,494)	n/a
(Loss) earnings per common share:
Basic	$(0.12)	$0.78	$(0.90)	n/a
Diluted	$(0.12)	$0.78	$(0.90)	n/a
Adjusted EBITDA	$(3,157)	$12,829	$(15,986)	n/a

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$3,481	$15,159	$(5,292)	$34,202
Depreciation	2,623	2,858	5,231	5,862
Non-cash stock-based compensation	-	-	-	49
Interest and dividend income	(790)	(1,519)	(1,795)	(3,486)
Non-cash interest expense and amortization of deferred financing costs	31	31	63	87
Losses on disposal of property and equipment	-	-	-	2
Loss (gain) on derivative instruments	5,404	935	8,029	(5,922)
(Gain) loss on marketable securities	(1,612)	(1,573)	(537)	8,486
Other income	-	(8,350)		(8,350)
Income tax benefit	(4,469)	(4,889)	(8,856)	(18,101)
Adjusted EBITDA	$4,668	$2,652	$(3,157)	$12,829

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(2,349)	$84,201
Benefit for deferred income taxes	8,881	(699)
Interest and dividend income	(1,795)	(3,486)
Income tax benefit	(8,856)	(18,101)
Loss (gain) on derivative instruments	8,029	(5,922)
Change in fair value of derivative instruments	(1,136)	(198)
Change in operating assets and liabilities, net	(4,615)	(34,617)
Other income	-	(8,350)
Impairment of intangible asset	(1,315)	-
Other	(1)	1
Adjusted EBITDA	$(3,157)	$12,829

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$74,118	$47,422	$26,696	56.3%	$115,634	$100,504	$15,130	15.1%
Volume/product mix effect			(4,674)	(9.9%)			(24,113)	(24.0%)
Price effect			31,370	66.2%			39,243	39.0%

Gross (loss) profit	(43)	911	(954)	n/a	(10,779)	17,310	(28,089)	n/a
Operating expenses	1,960	2,050	(90)	(4.4%)	4,282	4,470	(188)	(4.2%)
Other income	1,015	11,409	(10,394)	(91.1%)	913	3,261	(2,348)	(72.0%)
Income tax benefit	(4,469)	(4,889)	420	8.6%	(8,856)	(18,101)	9,245	51.1%
Net income (loss)	$3,481	$15,159	$(11,678)	(77.0%)	$(5,292)	$34,202	$(39,494)	n/a

Consolidated revenue in the three and six months ended June 30, 2021 increased $26,696 and $15,130, compared to the three and six months ended June 30, 2020. This increase primarily resulted from increased prices in the biofuels segment partially offset by lower sales volumes in the chemicals segment.  Biofuels volume increased sales revenue in the current three-month period, but reduced revenue in the six-month period, as compared to the same prior year periods.

Gross loss in the three months ended June 30, 2021 was $43 as compared to gross profit of $911 in the three months ended June 30, 2020. This decline primarily resulted from:  i) reduced sales volumes of two custom chemicals we no longer sell; ii) the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting which decreased gross profit $3,115 in the current three-month period as compared to an increase in gross profit of $1,575 in the same prior year period and iii) the change in the unrealized and realized postitions in derivative instruments with a loss of $5,404 in the current three-month period as compared to a loss of $935 in the same prior year period.  Mostly offsetting these declines was improved margins in the biofuel segment.

Gross loss in the six months ended June 30, 2021 was $10,779 as compared to gross profit of $17,310 in the three months ended June 30, 2020.  This decline primarily resulted from: i) exorbitant natural gas prices invoiced from Winter Storm Uri which resulted in an increase of $7,800 as compared to the prior year quarter; ii) a reduction in production volumes given the natural gas curtailment; iii) reduced sales volumes of two custom chemicals we no longer sale; iv) the change in the unrealized and realized positions in derivative instruments with a  loss of $8,029 in the six months ended June 30, 2021 as compared to a gain of $5,922 in the six months ended June 30, 2020 and iv) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment decreased gross profit $7,028 in the six months ended June 30, 2021 as compared to an increase in gross profit of $2,894 in the same prior period. Partially offsetting these declines was improved margins in the biofuel segment.

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers.  At this time the company is disputing the February 2021 natural gas bill and payment thereof is pending further investigation. See Notes 13 and 16 of the consolidated financial statements for further details.

Operating expenses

Operating expenses decreased $90 and $188 in the three and six months ended June 30, 2021, as compared to the same periods of 2020. This slight decrease was primarily from decreased compensation expenses.

Other income

Other income decreased $10,394 in the three months ended June 30, 2021 as compared to the same period of the 2020.  This decrease was primarily from a legal resolution reached in the prior year on a contractual matter for which an accrual of $8,350 was relieved as Other income.  Other income in the three-month comparison period was also reduced by the impairment of intangible assets of $1,315.

In the six months ended June 30, 2021, Other income decreased $2,348 as compared to the same period in the prior year.  In addition to the items noted for the change in three months ended June 30, 2021 compared to the prior year, the gain on marketable securities (including unrealized gains) improved to $537 in the six months ended June 30, 2021 as compared to a loss (including unrealized losses) of $8,486.

Income tax benefit

Because the Company was unable to reliably estimate its annual effective tax rate for the three and six months ended June 30, 2021, it determined its income tax benefit by applying its actual year-to-date effective tax rate to year-to-date pretax loss.  In contrast, the tax benefit for the three and six months ended June 30, 2020 reflected the application of an estimated annual effective tax rate to year-to-date pretax income.

The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three and six months ended June 30, 2020 was favorably impacted by the enhanced NOL carryback provisions of the CARES Act. This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

Net income

Net income for the three and six months ended June 30, 2021 decreased $11,678 and $39,494 as compared to the same period in 2020, respectively. This decrease resulted primarily from the changes explained in gross (loss) profit as previously noted, Other income, and Income tax benefit.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$15,547	$22,838	$(7,291)	(31.9%)	$31,657	$50,531	$(18,874)	(37.4%)
Volume/product mix effect			$(7,147)	(31.3%)			$(18,844)	(37.3%)
Price effect			$(144)	(0.6%)			$(30)	(0.1%)

Gross profit	$4,285	$7,577	$(3,292)	(43.4%)	$2,984	$15,591	$(12,607)	(80.9%)

Chemical revenue in the three and six months ended June 30, 2021 decreased 31.9% or $7,291 and 37.4% or $18,874 compared to the three and six months ended June 30, 2020. Revenue for our custom chemicals (unique chemicals produced for specific customers) for the three and six months ended June 30, 2021 totaled $12,260 and $22,935, a decrease of $5,781 and $18,866 from the same period in 2020. Two products we no longer sell benefited the prior year revenue $7,526 and $15,623, respectively.  The remaining decrease in the six-month comparison period was primarily from lower sales volumes with the natural gas curtailment and COVID-19.  Performance chemicals (composed of multi-customer products which are sold based on specification) revenue for the three and six months was $3,287 and $8,722, a decrease of $1,510 from the three months ended June 30, 2020. This decrease was primarily from decreased sales volume of glycerin and the timing of campaign products, although market conditions were more supportive than during the same period of last year.  Performance chemicals sales revenue in the six-month comparison periods were unchanged.

Gross profit for the chemical segment for the three and six months ended June 30, 2021, decreased $3,292 and $12,607 when compared to the same period of 2020 driven mostly by the unusually high natural gas price, the loss of sales volume in our custom chemical products primarily driven by the effects of COVID-19 on customer demand, and the loss of two custom chemical products we no longer sell.  Also reducing gross profit in the three and six months ended June 30, 2021 as compared to the same prior year periods was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This change in adjustments decreased gross profit $324 and $1,064 in the three and six months ended June 30, 2021, and increased gross profit $258 and $760, in the same periods of 2020, respectively.

Biofuels Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$58,571	$24,584	$33,987	138.2%	$83,977	$49,973	$34,004	68.0%
Volume/product mix effect			$2,473	10.1%			$(5,269)	(10.5%)
Price effect			$31,514	128.2%			$39,273	78.6%

Gross (loss) profit	$(4,328)	$(6,666)	$2,338	35.1%	$(13,763)	$1,719	$(15,482)	n/a

Biofuels revenue in the three and six months ended June 30, 2021 increased $33,987 and $34,004 compared to the same periods of 2020, respectively. This increase was primarily driven from the overall improvement in fuel and RIN prices.  The biodiesel and biodiesel blend volumes decreased approximately $3,000 in the six-month comparison period primarily from the impact of Winter Storm Uri.

A significant portion of our biodiesel sold was to two major refiners in the three months ended June 30, 2021 and to three major refiner/blenders in the six months ended June 30, 2021. In the same periods of the 2020, one major refiner was greater than 10% of revenue. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $4,328 in the three months ended June 30, 2021, as compared to a gross loss of $6,666 in the same period of 2020, primarily from: i) the impact of Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption, further exacerbated by delays in restarting caused by the freezing weather; ii) the change in the activity in derivative instruments with a loss of $5,404 in the three months ended June 30, 2021, as compared to a loss of $935 in the three months ended June 30, 2020 and iii) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting in the three months ended June 30, 2021 as compared to the same period of 2020; this adjustment decreased gross profit $,2,791 and increased gross profit $1,317, respectively.

Biofuels gross loss was $13,763 in the six months ended June 30, 2021, as compared to a gross profit of $1,719 in the same period of 2020, primarily from:  i) the impact of Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption, further exacerbated by delays in restarting caused by the freezing weather; ii) the change in the activity in derivative instruments with a loss of $8,029 in the six months ended June 30, 2021, as compared to a gain of $5,922 in the six months ended June 30, 2020 and iii) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting in the six months ended June 30, 2021 as compared the same period of 2020; this adjustment decreased gross profit $5,964 and increased gross profit $2,134, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	June 30, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	375	$(1,013)	250	$124

All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended June 30, 2021 and 2020 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements was $7,878 and $7,335 for the three months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021 and 2020 bill and hold sales revenue was $15,427 and $17,488, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2021 and 2020 are set forth in the following table.

	Six Months Ended June 30,
	2021	2020
Net cash (used in) provided by operating activities	$(2,349)	$84,201
Net cash provided by (used in) investing activities	$16,248	$(2,753)
Net cash used in financing activities	$(114,427)	$(136,956)

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

Operating Activities

Cash was used by operating activities of $2,349 in the first six months of 2021 as compared to cash provided by in the first six months of 2020 of $84,201, for a net decrease of $86,550. This decrease was primarily attributable to the change in accounts receivable, including accounts receivable-related parties, of $93,860.  This change resulted from the receipt of $85,319 in the first half of 2020, primarily from BTC payments, compared to an $8,541 increase in accounts receivable for the same period in 2021. Also contributing to the net decrease was the change in net income of $34,202 in the first half of 2020 to a net loss of $5,292 for the same period in 2021 for a net decrease of $39,494, and higher cash outflows from inventory of $15,015 in the first half of 2021 compared to the first half of 2020. Partially offsetting these net cash outflows was a net change in accounts payable, including accounts payable-related parties, demonstrating a cash inflow of $31,033 in the first half of 2021 as compared to a cash outflow of $29,482 in the first half of 2020, also primarily related to BTC rebates due to customers paid in 2020. In addition, there was a net change in income tax receivable, demonstrating a cash inflow of $801 in the first half of 2021 as compared to a cash outflow of $19,380 in the same period of 2020.

Investing Activities

Cash from investing activities increased to $16,248 of cash provided by in the first six months of 2021 as compared to cash used in of $2,753 in the first six months of 2020. Of the $19,001 change, $15,870 was the result of an increase in net sales of marketable securities in the first six months of 2021 compared to the first six months of 2020. Such net sales totaled $18,703, in the first six months of 2021, compared to $2,833 in net sales in the first six months of 2020.

Financing Activities

Cash used in financing activities was $114,427 and $136,956, in the six months ended June 30, 2021 and 2020, respectively. This $22,529 difference primarily resulted from the payment of the special dividend of $109,408 on our common stock in the first six months of 2021 compared to the payment of the special dividend of $131,230 in the same period of 2020, for a net difference of $21,822.

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

Dividends

In the first three and six months of 2021 and 2020, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,624 in each period. On May 10, 2021 we declared a special cash dividend of $2.50 per share and paid $109,408 on June 4, 2021. In the three months ended March 31, 2020, we declared a special cash dividend of $3.00 per share and paid $131,230 on April 17, 2020.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2021 and December 31, 2020, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $46,238 and $64,404 at June 30, 2021 and December 31, 2020, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2021 and December 31, 2020. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2021 or December 31, 2020 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2021 or 2020. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2021 and December 31, 2020, the fair values of our derivative instruments were a net liability and asset of $1,103 and $124, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2021. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	190,197	LB	10.0%	$8,388	77.8%
Natural Gas	639	MCF	10.0%	$898	8.3%
Methanol	33,851	LB	10.0%	$619	5.7%
Electricity	54	MWH	10.0%	$257	2.4%
Sodium Methylate	5,726	LB	10.0%	$225	2.1%
Coal	18	Ton	10.0%	$128	1.2%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2021. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at June 30, 2021 or December 31, 2020 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at June 30, 2021 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Date: August 9, 2021

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer and Principal Financial Officer

Date: August 9, 2021