Form 10-Q
period 2021-09-30
FutureFuel Corp.
filed 2021-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2021: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$116,787	$198,122
Accounts receivable, inclusive of the blenders' tax credit of $12,679 and $8,300 at September 30, 2021 and December 31, 2020, respectively, and net of allowances for bad debt of $55 and $63 at September 30, 2021 and December 31, 2020, respectively	26,473	21,387
Accounts receivable – related parties	82	1,426
Inventory	43,694	33,889
Income tax receivable	9,773	17,668
Prepaid expenses	838	3,967
Prepaid expenses – related parties	12	-
Marketable securities	45,164	64,404
Other current assets	1,732	1,742
Total current assets	244,555	342,605
Property, plant and equipment, net	84,343	91,544
Intangible assets	-	1,408
Other noncurrent assets	5,803	5,747
Total noncurrent assets	90,146	98,699
Total Assets	$334,701	$441,304
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $1,116 at September 30, 2021 and December 31, 2020, respectively	$25,864	$12,453
Accounts payable – related parties	8,629	984
Deferred revenue – short-term	6,265	3,976
Dividends payable	2,622	10,498
Accrued expenses and other current liabilities	4,824	5,077
Total current liabilities	48,204	32,988
Deferred revenue – long-term	17,920	21,861
Noncurrent deferred income tax liability	128	12,332
Other noncurrent liabilities	1,886	2,240
Total noncurrent liabilities	19,934	36,433
Total liabilities	68,138	69,421
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,743,243 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	4	4
Accumulated other comprehensive income	155	208
Additional paid in capital	282,446	282,215
Retained (deficit) earnings	(16,042)	89,456
Total stockholders’ equity	266,563	371,883
Total Liabilities and Stockholders’ Equity	$334,701	$441,304

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$98,490	$53,306	$213,461	$152,988
Revenue – related parties	192	832	855	1,654
Cost of goods sold	85,895	44,129	197,033	120,379
Cost of goods sold – related parties	2,889	1,508	14,826	5,065
Distribution	1,666	2,007	4,908	5,304
Distribution – related parties	40	48	136	138
Gross profit (loss)	8,192	6,446	(2,587)	23,756
Selling, general, and administrative expenses
Compensation expense	571	769	1,622	2,348
Other expense	529	927	1,851	1,912
Related party expense	136	155	473	458
Research and development expenses	814	791	2,386	2,394
Total operating expenses	2,050	2,642	6,332	7,112
Income (loss) from operations	6,142	3,804	(8,919)	16,644
Interest and dividend income	654	1,076	2,449	4,562
Interest expense	(32)	(32)	(96)	(119)
(Loss) gain on marketable securities	(729)	1,213	(192)	(7,273)
Other (expense) income	(14)	(1)	(1,369)	8,347
Other (expense) income	(121)	2,256	792	5,517
Income (loss) before taxes	6,021	6,060	(8,127)	22,161
Income tax benefit	(3,181)	(830)	(12,037)	(18,931)
Net income	$9,202	$6,890	$3,910	$41,092

Earnings per common share
Basic	$0.21	$0.16	$0.09	$0.94
Diluted	$0.21	$0.16	$0.09	$0.94
Weighted average shares outstanding
Basic	43,763,243	43,743,243	43,753,646	43,743,243
Diluted	43,763,243	43,745,339	43,753,709	43,744,107

Comprehensive income
Net income	$9,202	$6,890	$3,910	$41,092
Other comprehensive loss from unrealized net losses on available-for-sale debt securities	(67)	(8)	(67)	(215)
Income tax effect	14	1	14	45
Total other comprehensive loss, net of tax	(53)	(7)	(53)	(170)
Comprehensive income	$9,149	$6,883	$3,857	$40,922

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2021
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings (Deficit)	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050
Cash dividends declared, $2.50 per share	-	-	-	-	(109,408)	(109,408)
Proceeds for the issuance of stock	20,000	-	-	231	-	231
Other comprehensive income	-	-	60	-	-	60
Net income	-	-	-	-	3,481	3,481
Balance - June 30, 2021	43,763,243	$4	$208	$282,446	$(25,244)	$257,414
Other comprehensive loss	-	-	(53)			(53)
Net income	-	-			9,202	9,202
Balance - September 30, 2021	43,763,243	$4	$155	$282,446	$(16,042)	$266,563

	For the Nine Months Ended September 30, 2020
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: change in accounting principle	-	-	-	-	(12)	(12)
Balance – January 1, 2020, As adjusted	43,743,243	$4	$296	$282,166	$184,620	$467,086
Cash dividends declared, $3.00 per share	-	-	-	-	(131,230)	(131,230)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(313)	-	-	(313)
Net income	-	-	-	-	19,043	19,043
Balance - March 31, 2020	43,743,243	$4	$(17)	$282,215	$72,433	$354,635
Other comprehensive income	-	-	150	-	-	150
Net income	-	-	-	-	15,159	15,159
Balance - June 30, 2020	43,743,243	$4	$133	$282,215	$87,592	$369,944
Other comprehensive loss	-	-	(7)	-	-	(7)
Net income	-	-	-	-	6,890	6,890
Balance - September 30, 2020	43,743,243	$4	$126	$282,215	$94,482	$376,827

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$3,910	$41,092
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,887	8,554
Amortization of deferred financing costs	72	84
Benefit from deferred income taxes	(12,190)	(951)
Change in fair value of equity securities	1,027	5,445
Change in fair value of derivative instruments	2,147	(757)
(Gain) loss on the sale of investments	(835)	1,828
Stock based compensation	-	49
Loss (gain) on disposal of property and equipment	11	(51)
Impairment of intangible asset	1,315	-
Noncash interest expense	24	35
Changes in operating assets and liabilities:
Accounts receivable	(5,086)	73,041
Accounts receivable – related parties	1,344	3,218
Inventory	(9,805)	8,486
Income tax receivable	7,895	(14,379)
Prepaid expenses	3,129	1,349
Prepaid expenses - related parties	(12)	-
Other assets	522	483
Accounts payable	13,379	(51,711)
Accounts payable – related parties	7,645	(341)
Accrued expenses and other current liabilities	(387)	2,295
Accrued expenses and other current liabilities – related parties	-	(64)
Deferred revenue	(1,652)	(793)
Other noncurrent liabilities	(513)	(336)
Net cash provided by operating activities	19,827	76,576
Cash flows from investing activities
Collateralization of derivative instruments	(2,518)	801
Purchase of marketable securities	(21,671)	(5,073)
Proceeds from the sale of marketable securities	40,652	7,729
Proceeds from the sale of property and equipment	-	104
Proceeds from the sale of intangible asset	93	-
Capital expenditures	(665)	(3,717)
Net cash from (used in) investing activities	15,891	(156)
Cash flows from financing activities
Loan proceeds	-	8,180
Payment on loan	-	(8,180)
Deferred financing costs	-	(477)
Proceeds from the issuance of stock	231	-
Payment of dividends	(117,284)	(139,103)
Net cash used in financing activities	(117,053)	(139,580)
Net change in cash and cash equivalents	(81,335)	(63,160)
Cash and cash equivalents at beginning of period	198,122	243,331
Cash and cash equivalents at end of period	$116,787	$180,171

Cash paid for interest	$43	$2
Cash paid for income taxes	$83	$660
Noncash investing and financing activities:
Noncash capital expenditures	$32	$98
Noncash operating leases	$269	$442

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at September 30, 2021 and December 31, 2020 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $178 and $95 and $707 and $3,453 for the three and nine months ended September 30, 2021 and 2020, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $456 and $174 for the three months, and $2,192 and $4,080 for the nine months ended September 30, 2021 and 2020, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2021	December 31, 2020
Trade receivables, included in accounts receivable*	$13,453	$12,279
Contract assets, included in accounts receivable	$423	$808
Contract liabilities, included in deferred revenue - short-term	$6,058	$3,769
Contract liabilities, included in deferred revenue - long-term	$14,169	$17,943

*Exclusive of the BTC of $12,679 and $8,300, respectively, and net of allowances for bad debt of $55 and $63, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2021, approximately $20,227 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to five years. Approximately 30% of this revenue is expected to be recognized over the next 12 months, and 70% is expected to be recognized over the subsequent 45 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contract revenue from customers with > 1 year arrangements	$6,232	$4,995	$17,109	$19,518
Contract revenue from customers with < 1 year arrangements	92,395	49,088	197,041	136,975
Revenue from non-contractual arrangements	55	55	166	166
BTC rebate	-	-	-	(2,017)
Total revenue	$98,682	$54,138	$214,316	$154,642

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Bill-and-hold revenue	$9,185	$7,400	$24,612	$24,888
Non-bill-and-hold revenue	89,497	46,738	189,704	129,754
Total revenue	$98,682	$54,138	$214,316	$154,642

As of September 30, 2021, $3,052 of the bill and hold revenue had not shipped.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2021	December 31, 2020
At average cost (approximates current cost)
Finished goods	$8,119	$15,452
Work in process	483	1,632
Raw materials and supplies	47,028	22,674
	55,630	39,758
LIFO reserve	(11,936)	(5,869)
Total inventory	$43,694	$33,889

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

5)	DERIVATIVE INSTRUMENTS

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $2,348 and $10,377 for the three months and nine months ended September 30, 2021, respectively and a gain of $867 and $6,789 for the three months and nine months ended September 30, 2020, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	360	$(2,023)	250	$124

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,452 and $933 at September 30, 2021 and December 31, 2020, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

6)	MARKETABLE SECURITIES

At September 30, 2021 and December 31, 2020, FutureFuel had investments in certain debt securities (trust preferred securities) and in preferred stock and other equity instruments. These investments are classified as current assets in the consolidated balance sheets. The unrealized (loss) gain on equity securities held for the three months ended September 30, 2021 and 2020 was ($805) and $1,961, respectively. The unrealized loss on equity securities held for the nine months ended September 30, 2021 and 2020 was $1,027 and $5,445, respectively.

Available for sale securities:

FutureFuel has designated the debt securities as being available-for-sale. The following comprises the available-for-sale debt securities balances included within marketable securities in the consolidated balance sheets at the respective dates:

	September 30, 2021
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$196	$-	$3,873

	December 31, 2020
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Trust preferred stock	$3,676	$264	$-	$3,940

The aggregate fair value of debt securities with unrealized losses totaled $0 at September 30, 2021 and $0 at December 31, 2020.

The Company determined an allowance for credit losses for these debt securities was not necessary as of September 30, 2021. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the nine months ended September 30, 2021.  Sales of debt securities amounted to $1,500 in the three and nine months ended September 30, 2020, resulting in a gain of $72.

The debt securities held at September 30, 2021, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2021 and December 31, 2020.

	Asset (Liability)

	Fair Value at	Fair Value Measurements Using Inputs Considered as:
Description	September 30, 2021	Level 1	Level 2	Level 3
Derivative instruments	$(2,023)	$(2,023)	$-	$-
Preferred stock and other equity instruments	$41,291	$41,291	$-	$-
Trust preferred stock	$3,873	$3,873	$-	$-

	Asset (Liability)

	Fair Value at	Fair Value Measurements Using Inputs Considered as:
Description	December 31, 2020	Level 1	Level 2	Level 3
Derivative instruments	$124	$124	$-	$-
Preferred stock and other equity instruments	$60,464	$60,464	$-	$-
Trust preferred stock	$3,940	$3,940	$-	$-

8)	INTANGIBLE ASSETS

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2021	December 31, 2020
Accrued employee liabilities	$2,632	$2,609
Accrued property, franchise, motor fuel and other taxes	1,141	1,730
Lease liability, current	639	491
Accrued directors' fees	208	-
Other	204	247
Total	$4,824	$5,077

10)	BORROWINGS

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

There were no borrowings under the Credit Agreement at September 30, 2021 or at December 31, 2020.

11)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax benefit	$(3,181)	$(830)	$(12,037)	$(18,931)
Effective tax rate	(52.8%)	(13.7%)	(148.1%)	(85.4%)

In order to minimize the potential for ambiguity and distortion produced using the annual effective tax rate approach, the Company has determined its income tax benefits for the three and nine months ended September 30, 2021 by applying its actual year-to-date effective tax rate to year-to-date pretax loss.  In contrast, the tax benefits for the three and nine months ended September 30, 2020 reflect the application of an estimated annual effective tax rate to year-to-date pretax income.

The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three and nine months ended September 30, 2020 was favorably impacted by the enhanced NOL carryback provisions of the CARES Act. This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

12)	EARNINGS PER SHARE

In the three and nine months ended September 30, 2021 and 2020, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$9,202	$6,890	$3,910	$41,092
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,743,243	43,753,646	43,743,243
Effect of dilutive securities:
Stock options and other awards	-	2,096	63	864
Weighted average shares outstanding – diluted	43,763,243	43,745,339	43,753,709	43,744,107

Basic earnings per share	$0.21	$0.16	$0.09	$0.94
Diluted earnings per share	$0.21	$0.16	$0.09	$0.94

In the three and nine months ended September 30, 2021, 24,000 and 30,603 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive, respectively. In the three and nine months ended September 30, 2020, 40,000 and 54,667 options were excluded, respectively.

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

Biofuels

FutureFuel’s biofuels segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuels revenue also includes the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); biodiesel production byproducts; and the purchase and sale of other petroleum products on common carrier pipelines.  Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Custom chemicals	$12,720	$10,328	$35,655	$52,129
Performance chemicals	3,971	2,409	12,693	11,139
Chemicals revenue	16,691	12,737	48.348	63,268
Biofuels revenue	81,991	41,401	165,968	91,374
Total Revenue	$98,682	$54,138	$214,316	$154,642

Segment gross profit (loss)
Chemicals	$5,105	$4,754	$8,089	$20,345
Biofuels	3,087	1,692	(10,676)	3,411
Total gross profit (loss)	$8,192	$6,446	$(2,587)	$23,756

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

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  Effective March 12, 2020, the guidance in the update is in response to concerns about structural risks of interbank offered rates (IBORs), and, particularly, the risk of cessation of the London Interbank Offered Rate (LIBOR), regulators in several jurisdictions around the world have undertaken reference rate reform initiatives to identify alternative reference rates that are more observable or transaction based and less susceptible to manipulation. This guidance will ease the accounting burden associated with transitioning away from reference rates that are expected to be discontinued within our credit facility as described in Note 10, Borrowings.

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

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2021 and nine months ended September 30, 2021.  However, as discussed in Note 13, Related Party Transactions, the "ultimate" natural gas supplier is not a related party of FutureFuel.

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

Within the biofuels segment following the laws of the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States, a classification of a D4 RINs.  RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS). We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost.  We do not purchase RINs.  The following table summarizes our RIN holdings and the median RIN market value at September 30, 2021 and September 30, 2020 according to Argus.

	September 30,
	2021	2020
D4 RIN quantity	12,074,116	2,967,799
Market Value per RIN	$1.42	$0.74

We are also registered in California's Low Carbon Fuel Standard program and Oregon's Clean Fuels Program. Only minimal credits were held in California as of September 30, 2021 and none were held at September 30,2020.  No credits were held in Oregon in either period.

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

The effects of the pandemic are still uncertain. The virus (including variants thereof) is still spreading. The three principal areas where COVID-19 may still negatively impact our financial performance are customer demand, raw material procurement, and our ability to operate our manufacturing facility.

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

Even after the COVID-19 outbreak has subsided, we may experience materially adverse impacts on our financial condition and results of operations.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
Revenue	$98,682	$54,138	$44,544	82%
Income from operations	$6,142	$3,804	$2,338	61%
Net income	$9,202	$6,890	$2,312	34%
Earnings per common share:
Basic	$0.21	$0.16	$0.05	31%
Diluted	$0.21	$0.16	$0.05	31%
Adjusted EBITDA	$11,144	$5,575	$5,569	100%

	Nine Months Ended September 30,
			Dollar	%
	2021	2020	Change	Change
Revenue	$214,316	$154,642	$59,674	39%
(Loss) income from operations	$(8,919)	$16,644	$(25,563)	n/a
Net income	$3,910	$41,092	$(37,182)	(90%)
Earnings per common share:
Basic	$0.09	$0.94	$(0.85)	(90%)
Diluted	$0.09	$0.94	$(0.85)	(90%)
Adjusted EBITDA	$7,987	$18,404	$(10,417)	(57%)

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

Additionally, we invest in marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments. The realized and unrealized gains and losses on these marketable securities can fluctuate significantly from period to period. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$9,202	$6,890	$3,910	$41,092
Depreciation	2,656	2,692	7,887	8,554
Non-cash stock-based compensation	-	-	-	49
Interest and dividend income	(654)	(1,076)	(2,449)	(4,562)
Non-cash interest expense and amortization of deferred financing costs	33	32	96	119
Loss (gain) on disposal of property and equipment	11	(53)	11	(51)
Loss (gain) on derivative instruments	2,348	(867)	10,377	(6,789)
Loss (gain) on marketable securities	729	(1,213)	192	7,273
Other income	-	-	-	(8,350)
Income tax benefit	(3,181)	(830)	(12,037)	(18,931)
Adjusted EBITDA	$11,144	$5,575	$7,987	$18,404

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$19,827	$76,576
Benefit for deferred income taxes	12,190	951
Interest and dividend income	(2,449)	(4,562)
Income tax benefit	(12,037)	(18,931)
Loss (gain) on derivative instruments	10,377	(6,789)
Change in fair value of derivative instruments	(2,147)	757
Change in operating assets and liabilities, net	(16,459)	(21,248)
Other income	-	(8,350)
Impairment of intangible asset	(1,315)	-
Adjusted EBITDA	$7,987	$18,404

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$98,682	$54,138	$44,544	82.3%	$214,316	$154,642	$59,674	38.6%
Volume/product mix effect			(502)	(0.9%)			(23,750)	(15.4)%
Price effect			45,046	83.2%			83,424	53.9%

Gross profit (loss)	8,192	6,446	1,746	27.1%	(2,587)	23,756	(26,343)	n/a
Operating expenses	2,050	2,642	(592)	(22.4%)	6,332	7,112	(780)	(11.0%)
Other (expense) income	(121)	2,256	(2,377)	n/a	792	5,517	(4,725)	(85.6%)
Income tax benefit	(3,181)	(830)	(2,351)	283.3%	(12,037)	(18,931)	6,894	(36.4%)
Net income	$9,202	$6,890	$2,312	33.6%)	$3,910	$41,092	$(37,182)	(90.5%)

Consolidated revenue in the three and nine months ended September 30, 2021 increased $44,544 and $59,674, compared to the three and nine months ended September 30, 2020. This increase primarily resulted from increased prices in the biofuels segment. Lower biofuels sales volumes partially reduced sales revenue in the comparative three- and nine-month periods.

Gross profit in the three months ended September 30, 2021 was $8,192 as compared to gross profit of $6,446 in the three months ended September 30, 2020. This increase primarily resulted from:  i) improved margins in the biofuel segment and ii) the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting which increased gross profit $961 in the current three-month period as compared to a decrease in gross profit of $628 in the same prior year period. The change in the unrealized and realized positions in derivative instruments mostly offset these increases with a loss of $2,348 in the current three-month period as compared to a gain of $867 in the same prior year period.

Gross loss in the nine months ended September 30, 2021 was $2,587 as compared to gross profit of $23,756 in the nine months ended September 30, 2020. This decline primarily resulted from: i) exorbitant natural gas prices invoiced from Winter Storm Uri which resulted in an increase of $7,800 as compared to the prior year period; ii) a reduction in production volumes given the natural gas curtailment; iii) reduced sales volumes of two custom chemicals we no longer sell; iv) the change in the unrealized and realized positions in derivative instruments with a  loss of $10,377 in the nine months ended September 30, 2021 as compared to a gain of $6,789 in the nine months ended September 30, 2020 and v) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment decreased gross profit $6,067 in the nine months ended September 30, 2021 as compared to an increase in gross profit of $2,266 in the same prior period. Partially offsetting these declines was improved margins in the biofuel segment.

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers.  At this time the company is disputing the February 2021 natural gas bill and payment thereof is pending further investigation. See Notes 13 and 17 of the consolidated financial statements for further details.

Operating expenses

Operating expenses decreased $592 and $780 in the three and nine months ended September 30, 2021, as compared to the same periods of 2020 from decreased compensation expenses.

Other income

Other income decreased $2,377 in the three months ended September 30, 2021 as compared to the same period of 2020, primarily due to the change in gains and losses in marketable securities.  The loss (including unrealized losses) was $729 in the current three-month period as compared to gains (including unrealized gains) of $1,213 in the prior year period.

In the nine months ended September 30, 2021, Other income decreased $4,725 as compared to the same period in the prior year. This decrease resulted from:  i) a legal resolution reached in the prior year on a contractual matter for which an accrual of $8,350 was relieved as Other income; ii) the impairment of intangible assets of $1,315 (see Note 8 of the consolidated financial statements for further details); and iii) reduced interest and dividend income.  In addition, Other income was benefited from reduced losses in marketable securities (including unrealized losses) in the nine months ended September 30, 2021 compared to the prior year.  The losses on marketable securities (including unrealized losses) were $192 and $7,273 in the nine months ended September 30, 2021 and 2020, respectively.

Income tax benefit

In order to minimize the potential for ambiguity and distortion produced using the annual effective tax rate approach, the Company has determined its income tax benefits for the three and nine months ended September 30, 2021 by applying its actual year-to-date effective tax rate to year-to-date pretax loss.  In contrast, the tax benefits for the three and nine months ended September 30, 2020 reflect the application of an estimated annual effective tax rate to year-to-date pretax income.

The effective tax rates for both periods reflect the positive effects of certain tax credits and incentives, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit.  Additionally, the effective rate for the three and nine months ended September 30, 2020 was favorably impacted by the enhanced NOL carryback provisions of the CARES Act. This law, enacted on March 27, 2020, allowed the Company to carry back its 2020 federal tax loss to a year with a higher tax rate rather than forward to a year with a lower rate.

Net income

Net income for the three and nine months ended September 30, 2021 increased $2,312 and decreased $37,182 as compared to the same period in 2020, respectively. This decrease resulted primarily from the changes explained in gross profit (loss) as previously noted, Other income, and Income tax benefit.

Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$16,691	$12,737	$3,954	31.0%	$48,348	$63,268	$(14,920)	(23.6%)
Volume/product mix effect			$3,286	25.8%			$(15,558)	(24.6%)
Price effect			$668	5.2%			$638	1.0%

Gross profit	$5,105	$4,754	$351	7.4%	$8,089	$20,345	$(12,256)	(60.2%)

Chemical revenue in the three months ended September 30, 2021 increased 31.0% or $3,954 compared to the three months ended September 30, 2020. Revenue from our custom chemicals (unique chemicals produced for specific customers) was $12,720, an increase of $2,391.  Revenue from our performance chemicals (composed of multi-customer products which are sold based on specification) was $3,971, an increase of $1,562.  Prior year sales volumes for both product lines were negatively impacted by COVID.

In the nine months ended September 30, 2021, chemical revenue totaled $48,348, a decrease of 23.6% or $14,920 from the same period in 2020. Revenue from custom chemicals was $35,655, a decrease of $16,474 from the prior year comparison period resulting from two products we no longer sell.  The remaining decrease in the nine-month comparison period was from lower sales volumes given the natural gas curtailment experienced in February of this year.  Sales revenue improved $1,554 to $12,693 in the nine-month comparison period for performance chemicals. This increase was from: i) improved market conditions with higher sales volumes of our polymer modifier, ii) improved price of glycerin, and iii) the timing of campaigned products.

Gross profit for the chemical segment for the three and nine months ended September 30, 2021, increased $351 and decreased $12,256 when compared to the same periods of 2020. The decline of gross profit in the nine-month comparison period was driven mostly by the unusually high natural gas price, the loss of sales volume in our custom chemical products primarily driven by the effects of COVID-19 on customer demand, and the loss of two custom chemical products we no longer sell. Also reducing gross profit in the nine months ended September 30, 2021 as compared to the same prior year period was the increase in the LIFO reserve due to higher prices which decreased gross profit $1,202 in the nine months ended September 30, 2021; alternatively, in the same period of 2020, the LIFO reserve decreased due to lower prices increasing gross profit $748.

Biofuels Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2021	2020	Amount	%	2021	2020	Amount	%

Revenues	$81,991	$41,401	$40,590	98.0%	$165,968	$91,374	$74,594	81.6%
Volume/product mix effect			$(3,788)	(9.1%)			$(8,192)	(9.0%)
Price effect			$44,378	107.2%			$82,786	90.6%

Gross profit (loss)	$3,087	$1,692	$1,395	82.4%	$(10,676)	$3,411	$(14,087)	n/a

Biofuels revenue in the three and nine months ended September 30, 2021 increased $40,590 and $74,594 compared to the same periods of 2020, respectively. This increase was primarily driven from the overall improvement in fuel and RIN prices. The biodiesel and biodiesel blend volumes decreased approximately $3,000 in the nine-month comparison period primarily from the impact of Winter Storm Uri.

A significant portion of our biodiesel sold was to three major refiners in the three months ended September 30, 2021 and to three major refiner/blenders in the nine months ended September 30, 2021. In the same periods of the 2020, one major refiner was greater than 10% of revenue. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $3,087 in the three months ended September 30, 2021, as compared to a gross profit of $1,692 in the same period of 2020, primarily from: i) improved margins on biodiesel and ii) the reduction in our LIFO reserve from reduced inventories which increased gross profit $1,099 in the current period as compared to an increase in the LIFO reserve from higher prices in the same period of the prior year decreasing gross profit $616.  Biofuels gross profit decreased further in the three-month comparison periods by the change in the activity in derivative instruments with a loss of $2,348 in the three months ended September 30, 2021, as compared to a gain of $867 in the three months ended September 30, 2020.

Biofuels gross loss was $10,676 in the nine months ended September 30, 2021, as compared to a gross profit of $3,411 in the same period of 2020, primarily from: i) the impact of Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption, further exacerbated by delays in restarting caused by the freezing weather; ii) the change in the activity in derivative instruments with a loss of $10,377 in the nine months ended September 30, 2021, as compared to a gain of $6,789 in the nine months ended September 30, 2020 and iii) increased LIFO reserve from increased prices in the nine months ended September 30, 2021 as compared to reduced prices lowering the LIFO reserve in the same period of 2020; this adjustment decreased gross profit $4,865 and increased gross profit $1,518, respectively.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	September 30, 2021		December 31, 2020
	Contract Quantity Short	Fair Value	Contract Quantity Short	Fair Value
Regulated fixed price future commitments	360	$(2,023)	250	$124

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended September 30, 2021 and 2020 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenue under bill-and-hold arrangements was $9,185 and $7,400 for the three months ended September 30, 2021 and 2020, respectively.  For the nine months ended September 30, 2021 and 2020 bill and hold sales revenue was $24,612 and $24,888, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2021 and 2020 are set forth in the following table.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$19,827	$76,576
Net cash provided by (used in) investing activities	$15,891	$(156)
Net cash used in financing activities	$(117,053)	$(139,580)

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

Operating Activities

Cash provided by operating activities was $19,827 in the first nine months of 2021 as compared to cash provided in the first nine months of 2020 of $76,576, for a net decrease of $56,749. This decrease was primarily attributable to the change in accounts receivable, including accounts receivable-related parties, of $80,001.  This change resulted from the receipt of $76,259 in the first nine months of 2020, primarily from BTC payments, compared to a $3,742 increase in accounts receivable for the same period in 2021. Also contributing to the net decrease was the change in net income from $41,092 in the first nine months of 2020 to a net income of $729 for the same period in 2021 for a net decrease of $40,363, and higher cash outflows from inventory of $18,291 in the first nine months of 2021 compared to the first nine months of 2020. Partially offsetting these net cash outflows was a net change in accounts payable, including accounts payable-related parties, demonstrating a cash inflow of $21,024 in the first nine months of 2021 as compared to a cash outflow of $52,052 in the first nine months of 2020, also primarily related to BTC rebates due to customers paid in 2020. In addition, there was a net change in income tax receivable, demonstrating a cash inflow of $7,768 in the first nine months of 2021 as compared to a cash outflow of $14,379 in the same period of 2020.

Investing Activities

Cash from investing activities was $15,891 in the first nine months of 2021 as compared to cash used in of $156 in the first nine months of 2020. Of the $16,047 change, $16,325 was the result of an increase in net sales of marketable securities in the first nine months of 2021 compared to the first nine months of 2020. Cash from net sales totaled $18,981, in the first nine months of 2021, compared to $2,656 in the first nine months of 2020.

Financing Activities

Cash used in financing activities was $117,053 and $139,580, in the nine months ended September 30, 2021 and 2020, respectively. This $22,527 difference primarily resulted from the payment of the special dividend of $109,408 on our common stock in the first nine months of 2021 compared to the payment of the special dividend of $131,230 in the same period of 2020, for a net difference of $21,822.

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

Dividends

In the three and nine months ended September 30, 2021 and 2020, we paid regular quarterly cash dividends in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,625 in each of the first three quarters. On May 10, 2021 we also declared a special cash dividend of $2.50 per share and paid $109,408 on June 4, 2021. In the three months ended March 31, 2020, we declared a special cash dividend of $3.00 per share and paid $131,230 on April 17, 2020.

Capital Management

As a result of our positive operating results, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular dividends will be paid in December 2021, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2021 and December 31, 2020, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $45,164 and $64,404 at September 30, 2021 and December 31, 2020, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2021 and December 31, 2020. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2021 or December 31, 2020 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2021 or 2020. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2021 and December 31, 2020, the fair values of our derivative instruments were a net liability and asset of $2,023 and $124, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2021. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1.0% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% increase in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	307,046	LB	10.0%	$14,707	563.9%
Natural Gas	916	MCF	10.0%	$1,029	39.4%
Methanol	53,548	LB	10.0%	$975	37.4%
Electricity	81	MWH	10.0%	$418	16.0%
Sodium Methylate	9,116	LB	10.0%	$370	14.2%
Coal	25	Ton	10.0%	$180	6.9%
Caustic Soda	9,291	LB	10.0%	$110	4.2%
Xylene	1,024	LB	10.0%	$35	1.3%
Hydrogen Chloride	94	LB	10.0%	$34	1.3%
190 Proof SDA	674	LB	10.0%	$33	1.3%
Oleum	2,768	LB	10.0%	$27	1.0%
Methyl Acetoacetate	261	LB	10.0%	$25	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2021. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2021 or December 31, 2020 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at September 30, 2021 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
99.	Statement re Computation of per Share Earnings
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

Date: November 9, 2021

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer and Principal Financial Officer

Date: November 9, 2021