Form 10-K
period 2021-12-31
FutureFuel Corp.
filed 2022-03-15
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 15, 2022: 43,763,243

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

During 2021, we distributed normal quarterly cash dividends of $0.06 per share and a special dividend of $2.50 per share on our common stock. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2022.

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

With respect to our biofuels segment, our plant has a demonstrated capacity near 59 MMgy (million gallons per year) with almost 55 MMgy produced during 2021. This scale and the design of our plant in Batesville allows us to process a wide variety of feedstocks and continuously achieve high biodiesel yields. Combined with the synergies of operating a shared chemical manufacturing facility, this has allowed us to be consistently successful in a highly competitive market.

The impact of the COVID-19 pandemic was first felt in the spring of 2020 and coincided with (and contributed to) a sharp decline in energy prices. In 2021, as markets recovered from the initial shock, those same prices rose sharply and we adapted to new supply chain logistics, both in terms of product availability and increasing costs. This has required us to be particularly alert to ensure that we maintain the appropriate operating margins for every element of our business, which we have done. The future impact of the pandemic is still not wholly predictable and we must be prepared to remain agile and flexible in responding to new situations as they develop.

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

Operations

For the year ended December 31, 2021, approximately 79% of our revenue was derived from biofuels, 16% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 5% of revenues from multi-customer specialty chemicals (“performance chemicals”).

Our biofuels business segment primarily involves the production and sale of biodiesel and petrodiesel blends. We historically bought and sold refined petroleum products on common carrier pipelines. However, in 2021, we significantly reduced this activity.  Our custom chemicals manufacturing involves producing unique products for strategic customers, generally under long-term contracts. The custom chemicals manufacturing portfolio includes agrochemicals and intermediates, biocides intermediates, specialty polymers, dyes, stabilizers, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dye-ability to nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

We are committed to growing our biofuels and chemicals businesses. For the biofuels business segment, we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. For our chemicals segment, we intend to pursue development and commercialization of new products, including building block chemicals and intermediate chemicals requiring Good Manufacturing Practices (GMP). GMP is a recognized and auditable system ensuring products are produced consistently and controlled according to strict quality standards. It covers all aspects of manufacturing, facilities, equipment, and training utilizing detailed written procedures affecting the quality and consistency of the finished product. GMP complements the Company’s current and active quality registrations, including ISO 9001 and BQ9000, and will benefit our custom chemicals business. GMP will open growth opportunities for the Company to serve customers active in the pharmaceuticals intermediates, food ingredients, and other fine chemicals segment. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments.

Biofuels Business Segment

Biofuel Products

Our biofuels business segment began in 2005 and primarily includes the production and sale of biodiesel. In addition, we sell petrodiesel in blends with our biodiesel and, from time to time, with no biodiesel added. Finally, we were a shipper of refined petroleum products on common carrier pipelines, and bought and sold petroleum products to maintain our active shipper status on these pipelines. During 2021, we made the decision to step back from this activity and impaired the value of the related intangible asset.  See Note 10 to our consolidated financial statements ended December 31, 2021.

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

Our technical and operational competency acquired as a supplier of specialty chemicals, inclusive of research and development and analytical laboratory testing, enabled the development of a flexible manufacturing process. Our process can use a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, inedible corn oil, yellow grease, inedible tallow, choice white grease, used cooking oil, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” A biodiesel blend is currently used in the facility’s diesel fleet. We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, B20, B50, and B99 blends) at our Batesville facility and at a short-term leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to a small group of customers within our region.

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

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its widespread availability and ease of processing. Since we started our biodiesel production, the cost of crude soybean oil has increased due in part to its use in biodiesel production and competing food demands. As a result, the biodiesel feedstock market in the United States transitioned from this expensive first-generation soy feedstock to alternative second-generation lower-cost, non-food feedstocks, such as waste vegetable oil, tallow, and inedible corn oil. However, these second-generation feedstocks increased substantially in price as they are also used to produce renewable diesel which often commands a higher margin due to typically lower variable operating costs and its ability to be used as a direct substitute for petrodiesel. Our continuous production line produces biodiesel from these second-generation lower-cost feedstocks with high-free fatty acids and has demonstrated a biodiesel production capacity in excess of 58 MMgy.

Legislative Incentives

Biodiesel production and use in the United States continues to be heavily influenced in large part by legislative initiatives at both the federal and state levels.

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (“RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.43 billion gallons per year in 2021. In December 2021, EPA published a proposed rule for the RFS volume requirements for 2020, 2021, and 2022 that contains a number of actions.  Included in that proposal is a reduction of previously finalized volumes for 2020, 2021, and to set 2020, 2021 and 2022 proposed volumes below the statutory targets.  The proposed reduction is based on significant and unanticipated events such as COVID.

The following table shows the finalized and proposed volume requirements by the USEPA with a modest growth rate in biomass-based diesel.

	Renewable Fuel Volumes
	2020	2021	2022
Cellulosic biofuel (million gallons)	510	620	770
Biomass-based diesel (billion gallons)	2.43	2.43	2.76
Advanced biofuel (billion gallons)	4.63	5.20	5.77
Renewable fuel (billion gallons)	17.13	18.52	20.77
Implied conventional biofuel (billion gallons)	n/a	n/a	n/a

●	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
●

The 2020 biomass-based diesel volume requirement was established in the 2019 final rule (40 CFR 80.1405, December 19, 2019). The 2021 biomass-based diesel mandate was established in the 2020 RFS annual rule (85FR 7016, February 6, 2020).  The remaining mandates for 2021 and 2022 are proposed volumes.

●	See https://sgp.fas.org/crs/misc/R43325.pdf

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon Blenders' Tax Credit ("BTC") applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade. The BTC was not in place during 2012, 2014, 2015, 2018, and the majority of 2019. For each of these years, the BTC was retroactively reinstated. The longest period of retroactive reinstatement was in late December 2019 which reinstated the credit for 2018 through December 31, 2022 (the longest continually established period in law).

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

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances, the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and, in theory, would be used where the cloud point of No. 2 biodiesel does not provide adequate assurance of quality. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. FutureFuel continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the more stringent specifications for No. 1 biodiesel.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Our business produces both crude glycerin and refined glycerin for commercial sales. Crude glycerin is not suitable for most commercial applications due to high impurity levels, and is sold into commercially viable uses for the crude product such as energy, agricultural and animal feed, and other applications not requiring high purity. The price of crude glycerin is impacted by supply and demand balance, energy prices, and prices for other commodities such as corn and soy.

Crude glycerin can be refined into a purer form and then used in higher value markets such as specialty chemical production, agricultural formulations, food, pharmaceutical, and/or cosmetic applications. We have added the capability to refine our crude glycerin to an industrial grade with higher value applications. Our business strives to maximize availability of the higher value refined glycerin based on refining capacity, product specifications, prices, and other market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel distillation residue.  This is a relatively low-priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 Oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine (January 24, 2022) the United States had a total combined annual operational capacity of 2,634 million gallons from 66 biodiesel plants. See http://www.biodieselmagazine.com/plants/listplants/USA/. Operational plant capacity decreased almost 200 million gallons from 2020 as the renewable diesel market expanded (see Competition) and feedstock prices increased. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

Customers and Markets

Biodiesel and biodiesel blends are currently used in nearly all of the end markets where petrodiesel is used. Most biodiesel in the United States is consumed in the on-road diesel fuel market, although some is used for off-road purposes such as farming, residential/commercial heating oil, and power generation.

We currently market our biodiesel products by truck and rail directly to customers in the United States. We also have the capability to load through barge from a terminal in Little Rock, Arkansas. Through the utilization of liquid bulk storage facilities and barge loading capabilities, we are positioned to market biodiesel throughout the United States predominately for transportation. Although the regional market is still being developed, we estimate that the regional direct market available to us at maturity will be at least 30 million gallons per year.

For the twelve months ended December 31, 2021, three customers represented approximately 52% of biofuel revenue (41% of total revenue). For the twelve months ended December 31, 2020 and 2019, one customer represented approximately 20% and 22% of biofuel revenue (12% and 11% of total revenue), respectively. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel is a rapidly growing and competing biofuel with biodiesel. FutureFuel uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As a result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

Renewable diesel operational capacity in the US is approximately 789 million gallons per year with that figure expected to triple within the next two years. New facilities are also being proposed that could potentially see that total double again within the next five years. This total is significantly greater than current biodiesel feedstock consumption and will require an increase in the supply chain to meet that demand. That increase is presently being driven by price (feedstock prices have approximately tripled since the beginning of 2020); and the economic benefits in California under the Low Carbon Fuel Standard where almost all domestically produced and imported renewable diesel is used. The future for biodiesel will be driven feedstock availability; its market price compared to renewable diesel; and State and Federal regulations and incentives.

We also compete with other producers of biodiesel regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. Operational biodiesel plants have dropped by one-third in the past two years. See http://www.biodieselmagazine.com/articles/2517892/pillars-of-new-production. The ten largest producers in terms of production capacity of biodiesel in the United States in 2020 were Renewable Energy Group, Inc., Marathon and affiliates, World Energy and affiliates, RBF Port Neches, LLC, Cargill and affiliates, Ag Processing, Inc., Louis Dreyfus Agricultural Industries LLC, Hero BX, Archer Daniels Midland Co., and Sinclair Renewable Diesel. See http://www.biodieselmagazine.com/plants/listplants/USA/. These producers account for 66% of the total 2.6 billion gallons of production capacity available in 2020. Additionally, we compete with numerous other smaller producers and emerging renewable diesel and cellulosic based biodiesel technologies.

We cannot give any assurances that renewable diesel fuel, green diesel, natural gas or some other product produced by these or similar competing technologies will not supplant biodiesel as an alternative to conventional petrodiesel. The manufacturing processes for biodiesel and renewable diesel are inherently different and it would not be economically feasible to retrofit the Company’s operation to produce renewable diesel.

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry, and large petroleum companies have greater resources than we do. Without government incentives and requirements, it is uncertain how the market would adjust and what the consequent impact on processing economics would be.

Supply and Distribution

As a result of our feedstock-flexible process, we are able to source feedstock from a broad supplier base, which includes degummed soy oil, distilled corn oil producers, reclaimed used cooking oil, and pork, chicken, and beef rendering facilities from both national and regional suppliers. Crude corn oil has been sourced from several national and regional producers. All feedstocks are currently supplied by either rail or truck. As discussed in the previous section, sourcing supplies of economically attractive feedstocks is becoming increasingly competitive.

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

Outlook for the Biodiesel Industry/Our Future Strategy

In late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 and extended through December 31, 2022. Based on analysis from industry analysts, the biodiesel industry is entering a new era of transition to alternative feedstocks, emerging technologies, and revised government policies favoring sustainable feedstocks and fuels. Large scale investment in large scale renewable diesel plants competing for the same feedstock pool will put significant pressure on small scale conventional biodiesel producers. We believe that producers who are proactive in responding to these changes can remain competitive and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.

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

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under multi-year or long-term contracts. Most of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, product quality, process scale up and improvement, operational safety, and environmental protection. Our custom manufacturing products are manufactured by continuous production, dedicated batch or general-purpose batch mode depending on specific product and the volumes required. Management believes that we are a strategic production partner to our key and potential customers in this segment, and our sales, engineering and technology teams collaboratively work together with our customers to further develop the processes and drive continued improvement.

Our plant’s custom manufacturing product portfolio includes products that are used in the agricultural chemical, coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. Historically, our custom manufacturing product portfolio was highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. The year 2021 marked the first full year that these legacy products were no longer sold. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, and fabric care markets.

Performance chemicals comprise products which are generally available to the open market and sold to multiple customers.  These products are sold based upon specification and are intended for specific performance in the end-use application determined by the customer. This portfolio includes a family of polymer (nylon and polyester) modifiers, glycerin products, and several small-volume specialty chemicals and solvents for diverse applications. We have added the capability to refine our crude glycerin to an industrial grade of glycerin for higher value specialty chemical applications.

Future Strategy

We believe we have built a solid reputation as a safe, reliable, cost competitive, and technology-driven chemical producer. To further build on this reputation, we must continuously increase our focus on maintaining and adding customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. We also believe that the ability to use large-scale batch and continuous production processes and a constant focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. Furthermore, our site’s fully integrated infrastructure facilities, including utilities and waste treatment, provide us with an advantage over many of our competitors, and allow us to provide a complete package of custom manufacturing services. With GMP capabilities and ISO/BQ certifications, we strengthen our capabilities to grow our business further. We intend to improve margins in this area of our business by expansion of the customer base in additional market segments, careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities. We possess a core competency in chemical processing of bio-based feedstocks and expertise in specialty chemical synthesis and process development. We believe this positions us favorably as a preferred manufacturer of custom chemicals and sustainable products in growing markets.

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

No chemical customer represented greater than 10% of total sales revenue in 2021 or 2020. One of our chemical customers and its affiliates, represented 10% or more of our 2019 sales revenues. This customer represented approximately 22% of our chemical revenue (11% of total revenues) in 2019. We sell multiple products to various affiliates of this customer under both long-term and short-term contracts. At December 31, 2020, one product contract was not renewed representing 17% and 10% of chemical revenue (7% and 5% of total revenue) for 2020 and 2019, respectively. Another product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue). We are actively considering new business for the general-purpose equipment vacated and believe we are advantaged to be a reliable source of U.S. manufacturing; however, there is no guarantee if or when we will be successful finding new business.

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

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, design and process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety and scale-up necessary to design safe chemical manufacturing processes. We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated bio-based specialty products and expanding our performance chemicals product line.

Research and development expense incurred by us for the years ended December 31, 2021, 2020, and 2019 were $3,484, $2,988, and $3,191, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

The federal Oil Pollution Act of 1990 (or “OPA”) and regulations thereunder impose liability on responsible parties for damages resulting from oil spills into or upon navigable waters, adjoining shorelines, or in the exclusive economic zone of the United States. A responsible party may include, but is not limited to, the owner or operator of an onshore facility. Spill cleanup liability may not apply to the facility if a spill is caused by another party’s gross negligence or willful misconduct. Responsible parties may be subject to penalties if the spill resulted from violation of a federal safety, construction, or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Failure to comply with OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions via the Water Pollution Control Act.

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

Our cash expenditures related to environmental protection and improvement were approximately $9,547, $10,057, and $10,024 for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

FutureFuel is a leading provider of renewable fuel and actively works to reduce our carbon footprint. The company supports the global movement transitioning to a low-carbon economy and strives to control climate change related costs through process innovation, inventory control, and price indexing. Energy, transportation, and raw material costs have all been negatively impacted by climate change.

FutureFuel has the ability to treat hazardous and non-hazardous waste on-site. Over 99% of all generated waste is treated at the facility, eliminating most greenhouse gas emissions associated with transportation of waste, and significantly reducing liability associated with public exposure to waste.

Greenhouse gases may have an adverse impact on global weather patterns and crop production and, therefore, could impact the availability and pricing of raw materials used in biodiesel production. FutureFuel has developed strategies for coping with seasonal, weather related, and market driven volatility. These strategies improve the company’s ability to dampen the impact of climate driven challenges but may not successfully overcome poor market conditions. Profits may be negatively impacted if FutureFuel is unable to pass along price increases to our customers.

FutureFuel’s chemical segment uses many commodities derived from crude oil feedstock. These materials are affected by climate change driven policies that regulate petroleum and other energy production industries. Prices are subject to volatility caused in part by supply and demand, political movements, production difficulties, transportation disruptions, and other world events that may be linked to climate change.

FutureFuel has on-site emergency response equipment, trained personnel, and preparedness plans in place detailing actions needed to cope with the occurrence of severe weather.  The company’s production location is in an area generally unaffected by hurricanes or floods; however, changing weather patterns and the increased occurrence of severe weather has the potential to impede raw material supply lines, product distribution, and plant operations.  Key raw materials and spare production equipment are maintained on-site to mitigate the effects of such occurrences.

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

Our Batesville workforce comprises approximately 470 full-time non-union employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 6.9% over the past five years.

Available Information

We file annual, quarterly, and other reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. You may access that site at http://www.sec.gov.

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investor Relations - SEC Filings” section of our Internet website (https://futurefuel-corporation.ir.rdgfilings.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investor Relations - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/company-information), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Related to Economic Conditions, Governmental Action, and our Industry

Our industry is greatly influenced by the overall global economy and as such we have the potential to be adversely affected by the potential COVID-19 public health pandemic and the resultant impact on our business, results of operations or financial condition.

The global outbreak of the COVID-19 pandemic has caused governments and industry to take measures to mitigate the spread of the virus.  We source certain raw materials for our chemicals segment internationally and as such we are subject to potential supply chain disruptions and price inflation for those raw materials. We have so far absorbed those impacts in our business, however, our ability to competitively source these raw materials after such time is uncertain given the unknown impacts of COVID-19 and potentially more disruptive future variants.

Additionally, any further spread of COVID-19, which may negatively impact on our customers and thus on our business remains highly unpredictable and as such, we cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

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

The extent of the impact of the COVID-19 pandemic on our business will continue to be uncertain in the near future as it continues to evolve globally. We cannot reasonably estimate the continued duration and severity of the COVID-19 pandemic, or its impact, which may be significantly harmful to our operations and profitability.

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

The total current U.S. production capacity for biodiesel is in excess of the current RFS2 mandate for 2021 and 2022. Excess of production capacity over the annual mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes;
●	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions;
●	pandemics, epidemics, or disease outbreaks, such as COVID-19; and
●	the overall economic environment.

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

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. The first such triennial report was published in January 2011. The second triennial report was published June 29, 2018. The 2018 report reaffirms the findings of the 2011 report and reflects the current understanding about biofuel production using data gathered through May 2017. The third triennial report is currently in progress. The EPA is assembling a group to peer review the report. No indication has been given on when the third triennial report will be issued.

To the extent that state or federal laws are modified or public perception turns against biodiesel, use requirements, such as RFS2, may not continue, which could materially harm our ability to operate profitably.

Climate change regulations may impact our ability to operate at a profit and  harm our operating margins.

Future regulations may impose new operational burdens, require investment in additional emission control technology, or result in unfavorable market changes. The cost of compliance with stringent climate change regulations could adversely affect our ability to compete with companies in locations that are not subject to stringent climate change regulations.

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

Our chemical business is concentrated with four large customers covering multiple products representing greater than 68% of our chemicals segment product sales, or 14% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has three large customers. Sales to these biodiesel customers totaled approximately 52% of total revenues in 2021 (or $133,231). Sales to one biodiesel customer totaled 12% of total revenues in 2020 (or $25,460), 11% of total revenues in 2019 (or $22,352). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. Although we have concluded as of December 31, 2021, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

There is currently excess renewable fuel production capacity and low utilization in the industry and if non-operational and underused facilities commence or increase operations, our results of operations may be negatively affected.

Many biodiesel plants in the United States do not operate at full capacity. Further, a number of renewable diesel plants are under construction in the United States as of December 2021, if completed, would add additional renewable fuel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of renewable fuels in the United States and required consumption under RFS2. If this excess production capacity was used, it would increase competition for our feedstocks, increase the volume of renewable fuels on the market, and may reduce our biodiesel gross margins, harming our revenues and profitability.

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

The impact of the COVID-19 pandemic and any future variants still has the potential to disrupt trade and create significant volatility in global financial markets.  In this scenario, global market values and the value of our investments could experience significant declines.

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

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,763,243 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 15, 2022, there are 43,763,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 288 holders of record on March 15, 2022 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2021 and 2020, a special dividend in 2021 and 2020, and we have also declared dividends for 2022. While we anticipate similar regular cash dividends after 2022, no assurances can be given that we will declare or pay dividends for years after 2022.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2021, we issued 44,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

Following is additional information regarding the incentive plans as of December 31, 2021.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price	remaining available for future
	exercise of	of outstanding	issuance under equity
Plan Category	outstanding options,	options, warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,000	$12.73	4,330,167

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of FutureFuel Corp's common stock with the cumulative total returns of the Russell 2000 index and a customized peer group of 26 companies grouped by SIC code (chemical industry) that includes: Aemetis Inc., American Resources Corp, Amyris Inc., Celanese Corp, Cleantech Biofuels Inc., Data443 Risk Mitigation Inc., Easylink Solutions Corp, Glyeco Inc., Green Energy Live Inc., Green Plains Inc., Greenbelt Resources Corp, Koppers Holdings Inc., Methes Energies International Ltd, New America Energy Corp, Newmarket Corp, Nouveau Life Pharmaceuticals Inc., Postd Merchant Banque, Rayonier Advanced Materials Inc., Renewable Energy Group Inc., Rex American Resources Corp, Tantech Holdings Ltd, Westlake Chemical Partners LP, Zeons Corp., and Esp Resources Inc. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2016 and tracks it through December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among FutureFuel Corp, the Russell 2000 Index,
and SIC Code 2860

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/16
3/17
6/17
9/17
12/17
3/18
6/18
9/18
12/18
3/19
6/19
9/19
12/19
3/20
6/20
9/20
12/20
3/21
6/21
9/21
12/21
FutureFuel Corp
Russell 2000
SIC Code 2860

*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2022 Russell Investment Group. All rights reserved.

Recent Sales of Securities

We did not sell any of our securities within the three-year period ended December 31, 2021 in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2021, neither we, or anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Major products in the custom chemicals group include: (i) consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry); (ii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iii) a biocide intermediate for another customer.

The custom chemicals group historically included a laundry detergent additive manufactured exclusively for a customer for use in a household detergent. Revenues generated from the laundry detergent additive were based on a supply agreement with the customer which ended in 2020 and no further sales of such products are expected. In addition, our supply agreement with a major multi-national life sciences company to manufacture an intermediate for a herbicide was not extended past 2020 and no further sales are anticipated.

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

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell D4 RINs from time to time. At December 31, 2021, we had 1.8 million D4 RINs in inventory. Lastly, we also sell refined petroleum products on common carrier pipelines in part to maintain our status as an active shipper on these pipelines.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2021	$320,148	$1,238	$321,386
Year ended December 31, 2020	$203,365	$1,140	$204,505
Year ended December 31, 2019	$203,470	$1,756	$205,226

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

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December	Dollar	%
	31, 2021	31, 2020	Change	Change
Revenue	$321,386	$204,505	$116,681	57.2%
Income from operations	$12,898	$22,339	$(9,441)	(42.3%)
Net income	$26,255	$46,564	$(20,309)	(43.6%)
Earnings per common share:
Basic	$0.60	$1.06	$(0.46)	(43.4%)
Diluted	$0.60	$1.06	$(0.46)	(43.4%)
Adjusted EBITDA	$33,848	$29,157	$4,691	16.1%

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2021	2020
Net income	$26,255	$46,564
Depreciation	10,452	11,150
Non-cash stock-based compensation	-	49
Interest and dividend income	(3,119)	(5,648)
Non-cash interest expense and amortization of deferred financing costs	127	151
Loss (gain) on disposal of property and equipment	11	31
Loss (gain) on derivative instruments	10,377	(4,379)
Loss (gain) on marketable securities	70	4,375
Other non-operating income	-	(8,350)
Income tax benefit	(10,325)	(14,786)
Adjusted EBITDA	$33,848	$29,157

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2021	2020
Net cash provided by operating activities	$44,084	$96,403
Benefit for deferred income taxes	10,454	610
Interest and dividend income	(3,119)	(5,648)
Income tax benefit	(10,325)	(14,786)
Loss (gain) on derivative instruments	10,377	(4,379)
Change in fair value of derivative instruments	(609)	390
Changes in operating assets and liabilities, net	(15,699)	(35,083)
Other non-operating income	-	(8,350)
Impairment of intangible asset	(1,315)	-
Adjusted EBITDA	$33,848	$29,157

Results of Operations

Consolidated

	2021 Compared to 2020:				2020 Compared to 2019:
			Change				Change
(Dollars in thousands)	2021	2020	$	%	2020	2019	$	%

Sales	$321,386	$204,505	$116,881	57.2%	$204,505	$205,226	$(721)	(0.4%)
Volume/product mix effect			$(21,288)	(10.4%)			$(5,737)	(2.8%)
Price effect			$138,169	67.6%			$5,016	2.4%

Gross profit	$23,537	$31,307	$(7,770)	(24.8%)	$31,307	$74,139	$(42,832)	(57.8%)
Operating expense	$(10,639)	$(8,968)	$(1,671)	18.6%	$(8,968)	$(8,830)	$(138)	1.6%
Other income	$3,032	$9,439	$(6,407)	(67.9%)	$9,439	$14,486	$(5,047)	(34.8%)
Income tax benefit	$10,325	$14,786	$(4,461)	(30.2%)	$14,786	$8,386	$6,400	76.3%
Net income	$26,255	$46,564	$(20,309)	(43.6%)	$46,564	$88,181	$(41,617)	(47.2%)

2021 Compared to 2020

Consolidated sales revenue increased 57.2% or $116,881 in 2021 compared to 2020. This increase primarily resulted from higher average sales prices in the biofuel segment reduced in part by lower sales volumes in both the biofuels and chemicals segment.

Gross profit decreased 24.8% or $7,770 in 2021 compared to 2020. This decrease was primarily attributable to exorbitant natural gas prices incurred in February from Winter Storm Uri and the absence of two chemical contracts which expired in 2020.  Partially improving gross profit in the same comparative period was higher margins on biodiesel inclusive of the change the realized and unrealized activity of derivative instruments which resulted in a reduction in gross profit in 2021 by $10,377, as compared to an increase in gross profit of $4,379 in 2020.

Operating expenses increased $1,671 in 2021 compared to 2020. This increase was primarily the result of an impairment of intangible assets in 2021 (See Note 10 of our consolidated financials for details) and higher research and development expense primarily for the benefit of GMP.

Other income decreased $6,407 in 2021 primarily from non-operating income recognized in 2020 of $8,350. Partially improving other income was the absence of realized and unrealized losses on equity securities in 2021 as compared to 2020 (see Note 7 of our consolidated financial statements).

Income tax benefit (provision)

The income tax benefit in 2021 was $10,325 or an effective tax rate of (64.8%) as compared to a benefit in 2020 of $14,786 or an effective tax rate of  (46.5%).

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (Pub.L. 116-136) (“CARES Act”). The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 was positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. Refunds in the amount of $7,695 were subsequently received in 2021; the $1,211 remains outstanding as of December 31, 2021. In the fourth quarter of 2021, the Company filed a refund claim of $8,463 relating to the carryback of its NOL generated in 2020. None of these refunds have been received as of December 31, 2021. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state NOL carryforwards are accordingly classified as deferred tax assets.

The Company’s effective tax rates for the years 2021 and 2020 reflect the positive effect of certain tax credits and incentives, the most significant of which are the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. See Note 3 for a discussion of the pretax earnings impact of the BTC.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2021 and 2020.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (Pub.L. 116-136) (“CARES Act”). The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 was positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. No refunds have been received as of December 31, 2020. The Company also anticipates filing a refund claim before the end of 2021 relating to the carryback of the NOL anticipated to be generated in 2020. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state NOL carryforwards are accordingly classified as deferred tax assets.

The Company’s effective tax rate for the year 2020 reflected the positive effect of certain tax credits and incentives, the most significant of which were the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

The Company’s effective tax rate for the year 2019 reflected the positive effect of the reinstatement of certain tax credits and incentives for 2018 and 2019, the most significant of which was the BTC and Small Agri-biodiesel Producer Tax Credit. The BTC and the Small Agri-biodiesel Producer Tax Credit were retroactively extended for 2018 and 2019 on December 20, 2019 and further extended through December 31, 2022. This tax benefit was recorded in the Company’s fourth quarter 2019 results. See Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2020 and 2019. The 2019 effective tax rate was also favorably impacted by the Company being granted a retroactive research and development credit for a prior year in the state of Arkansas where it does significant business. Additionally, the Company’s 2019 effective tax rate reflected a one-time benefit from state legislation enacted during the year which applied a lower tax rate to future reversals of deferred tax liabilities.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2020 and 2019.

Chemicals Segment

	2021 Compared to 2020:				2020 Compared to 2019:
			Change				Change
(Dollars in thousands)	2021	2020	$	%	2020	2019	$	%

Sales	$67,542	$79,178	$(11,636)	(14.7%)	$79,178	$104,827	$(25,649)	(24.5%)
Volume/product mix effect			(14,285)	(18.0%)			(27,761)	(26.5%)
Price effect			2,649	3.3%			2,112	2.0%

Gross profit	$13,970	$25,518	$(11,548)	(45.3%)	$25,518	$29,923	$(4,405)	(14.7%)

2021 Compared to 2020

Chemical sales revenue decreased 14.7% or $11,636 in 2021 compared with 2020. Sales revenue for our custom chemicals product line (chemicals produced for specific customers) totaled $50,675, a decrease of 20.7% or $13,219 from 2020. This decrease was primarily driven by the loss of two products we no longer sell partially offset by increased volumes of other custom chemicals. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $16,867 in 2021, an increase of 10.4% or $1,583 from 2020. This increase resulted from higher selling prices of our glycerin products.

Gross profit for the chemicals segment decreased 45.3% or $11,548 in 2021 compared with 2020. This decrease resulted primarily from: (i) the loss of two custom chemical products we no longer sell; (ii) the impact of higher natural gas prices incurred during Winter Storm Uri in February 2021; and (iii) increased material cost driven by inflation and the supply chain disruption caused by the COVID-19 pandemic and the responses to it.

2020 Compared to 2019

Chemical sales revenue decreased 24.5% or $25,649 in 2020 compared with 2019. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $63,894, a decrease of $27,068 from 2019. This decrease was primarily driven by: i) an agrochemical product we no longer manufacture of $15,256; ii) a slowdown in near-term business in both automotive and energy related applications resulting from COVID-19 of approximately $8,000; and iii) the phase out of a laundry detergent additive of $6,886. Partially offsetting these declines was the contract revenue of $2,896 upon the termination of a custom chemical contract which expired (see Note 2 of the consolidated financial statements). Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $15,284 in 2020, an increase of $1,419 from 2019. This increase resulted from higher sales volumes of our glycerin and was partially offset by reduced sales volumes of our polymer modifier, primarily from COVID-19 weakened effects in the carpet industry.

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

Biofuel Segment

	2021 Compared to 2020:				2020 Compared to 2019:
			Change				Change
(Dollars in thousands)	2021	2020	$	%	2020	2019	$	%

Sales	$253,844	$125,327	$128,517	102.5%	$125,327	$100,399	$24,928	24.8%
Volume/product mix effect			(7,003)	(5.6%)			22,024	21.9%
Price effect			135,520	108.1%			2,904	2.9%

Gross profit	$9,567	$5,789	$3,778	65.3%	$5,789	$44,216	$(38,427)	(86.9%)

2021 Compared to 2020

Biofuels sales revenue increased 102.5% or $128,517 in 2021 compared to 2020, primarily from increased selling prices of biodiesel and biodiesel blends, inclusive of separated RIN sales. Sales revenue declined in part on lower sales volumes as a result of Winter Storm Uri in February 2021 with its after effects in bringing the plant back to normal operations.

A portion of our biodiesel sold was to three major refiners in the United States in 2021 as compared with one major refiner in 2020. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased 65.3% or $3,778 in 2021 compared to 2020. Gross profit primarily increased due to improved profit margins experienced in the petroleum and renewable industry. The comparative margins in 2020 were weakened from COVID-19 effects on the transportation market. Partially reducing gross profit in 2021 was the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a loss of $10,377 as compared to a gain of $4,379 in 2020.

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

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

We reduce our accounts receivable by amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of the collectability of individual invoices and is based upon management’s evaluation of the financial condition of our customers and historical bad debt experience. This estimate is subject to change based upon the changing financial condition of our customers. At December 31, 2021 and 2020, we recorded an allowance for doubtful accounts of $67 and $63, respectively. We historically have not experienced significant problems in collecting our receivables, and we do not expect this to change going forward.

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

Indefinite-lived intangible asset

Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, legal and regulatory environment, industry and market conditions, financial performance, and any other relevant events or circumstances specific to the intangible asset. During 2021, it was determined that the intangible asset had no value and was reduced to $0.

Asset Retirement Obligations

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units, such as a chemical waste destructor, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. The future costs anticipated to be associated with the closure of the site are based upon estimated current costs for such activities adjusted for anticipated future inflation rates. Unanticipated changes in either of these two variables or changes in the anticipated timing of closure/post-closure activities may significantly affect the established reserves. As of December 31, 2021 and December 31, 2020, we recorded a reserve for closure/post-closure liabilities of $1,363 and $1,331, respectively. We monitor this reserve and the assumptions used in its calculation. As deemed necessary, we have made changes to this reserve balance and anticipate that future changes will occur.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, when performance obligations of the customer contract are satisfied. We sell to customers through master sales agreements or standalone purchase orders. The majority of our revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied. Accordingly, we recognize revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to one of our storage locations, ready for customer pickup and separated from our other inventory. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products and is generally based upon a negotiated price. We sell products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 2 to 10 days for biofuels segment customers.

Certain long-term contracts have an upfront non-refundable payment considered a material right. The Company applies the renewal option approach in allocating the transaction price to the material right. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate is updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Notes 2 and 4 of our consolidated financial statements for additional discussion.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2021 and 2020 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $34,655, $32,779, and $51,700 for the years ended December 31, 2021, 2020, and 2019, respectively. At December 31, 2021 and 2020, $3,154 and $2,628, respectively, was included in revenue for products that had not shipped. The latter amounts do not include Contract Assets of $362 and $808 that have not been billed nor shipped at December 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2021, 2020, and 2019 are set forth in the following table.

(Dollars in thousands)

	2021	2020	2019
Net cash provided by operating activities	$44,084	$96,403	$34,638
Net cash provided by investing activities	$14,993	$474	$4,219
Net cash used in financing activities	$(119,678)	$(142,086)	$(10,498)

Operating Activities

Cash provided by operating activities decreased in 2021 to $44,084 from $96,403 in 2020, a net decrease of $52,319. This decrease was attributed to the change in accounts receivable, including accounts receivable - related parties, of $98,602. The BTC increased cash from accounts receivable in 2020 by $97,295. Additionally, net income decreased in 2021 compared to 2020 by $20,309. Primarily offsetting the decrease in cash from operations was the increase in accounts payable, including accounts payable – related parties, of $57,932, $39,423 of which was rebates owed to customers for the BTC.

Cash provided by operating activities increased from$34,638 in 2019 to $96,403 in 2020,a net increase of $61,765. This increase was attributed to the decrease in accounts receivable, including accounts receivable - related parties, of $188,769; the 2019 balance included the BTC of $97,295. Primarily offsetting the increase in cash from operations was: (i) the decrease in accounts payable, including accounts payable – related parties, of $90,092, $39,423 of rebates owed to customers for the BTC and (ii) the decrease in net income in 2020 compared to 2019 of $41,617.

Investing Activities

Cash provided by investing activities was $14,993 in 2021 compared to $474 in 2020 for a net increase in cash from investing activities of $14,519. This increase was primarily attributable to a $12,376 increase in the net sales of marketable securities in 2021 compared to the net sales of marketable securities in 2020. Such net sales totaled $17,106 in 2021, as compared to total net sales of $4,730 in 2020. Reduced capital expenditures increased cash from investing activities by $3,008.

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

Financing Activities

Cash used in financing activities decreased from $142,086 in 2020 to $119,678 in 2021, a net decrease of $22,408. This decrease resulted from the payment of special dividends in 2021 of $109,408 compared to the payment of special dividends in 2020 of $131,230.

Cash used in financing activities increased from $10,498 in 2019 to $142,086 in 2020, a net increase of $131,588. This increase resulted from the payment of special dividends in 2020 of $131,230.

Capital Expenditure Commitments

We had $752 of infrastructure capital repair projects that generated commitments as of December 31, 2021.

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

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Agreement or the Prior Credit Agreement as of December 31, 2021 and 2020. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, indebtedness, liens and encumbrances, dividends, burdensome agreements, mergers and fundamental changes, assets sales, investments, transactions with affiliates, changes in fiscal years, and other matters customarily restricted in such agreements.

The interest rate floats at the following margins over LIBOR (see Note 2 to our financial statements regarding rate reform) or base rate based upon our leverage ratio. The material financial covenants, ratios, or tests contained in the Credit Facility are i) a consolidated leverage ratio as of the end of any fiscal quarter less than or equal to 3.00 to 1.0; and ii) a consolidated interest coverage ratio as of the end of any fiscal quarter of greater than or equal to 1.25 to 1.0.

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

Dividends

In 2021, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,498. On May 10, 2021, we also declared a special cash dividend of $2.50 per share on our common stock. This special cash dividend paid on June 4, 2021, amounted to $109,408. Total cash dividends paid in 2021 were $119,906.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2021, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also hold certain trust preferred securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued dividends and interest, totaled $47,190 and $64,404 as of December 31, 2021 and 2020, respectively.

The unrealized losses on equity securities were $904 and $246 for December 31, 2021 and 2020, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2021 and 2020. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2021 or 2020, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$13,989
1-3 years	325
4-5 years	-
More than 5 years	-
Total	$14,314

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,363 at December 31, 2021. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2021 and 2020, the fair values of our derivative instruments were in a (liability) asset position in the amount of ($485) and $124, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2021. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	56,767	GAL	10%	$21,046	82.4%
Methanol	9,898	GAL	10%	$1,377	5.4%
Natural gas	1,272	MCF	10%	$1,252	4.9%
Electricity	107	MWH	10%	$533	2.1%
Sodium Methylate	12,312	LB	10%	$522	2.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2021.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2021 or 2020, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, cash flows, and change in stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/RSM US LLP

We have served as the Company’s auditor since 2019.

St. Louis, Missouri

March 15, 2022

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Assets
Cash and cash equivalents	$137,521	$198,122
Accounts receivable, inclusive of the blenders' tax credit of $8,232 and $8,300, and net of allowances for bad debt of $67 and $63, respectively	29,316	21,387
Accounts receivable – related parties	58	1,426
Inventory	26,920	33,889
Income tax receivable	9,760	17,668
Prepaid expenses	3,588	3,967
Prepaid expenses – related parties	4	-
Marketable securities	47,190	64,404
Other current assets	1,476	1,742
Total current assets	255,833	342,605
Property, plant and equipment, net	82,901	91,544
Intangible assets	-	1,408
Other assets	5,596	5,747
Total noncurrent assets	88,497	98,699
Total Assets	$344,330	$441,304
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $1,116, respectively	$14,912	$12,453
Accounts payable – related parties	7,911	984
Deferred revenue – current	6,151	3,976
Dividends payable	-	10,498
Accrued expenses and other current liabilities	6,081	5,077
Accrued expenses and other current liabilities – related parties	1	-
Total current liabilities	35,056	32,988
Deferred revenue – non-current	16,755	21,861
Noncurrent deferred income tax liability	1,870	12,332
Other noncurrent liabilities	1,721	2,240
Total noncurrent liabilities	20,346	36,433
Total liabilities	55,402	69,421
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,743,243 issued and outstanding as of December 31, 2021 and 2020	4	4
Accumulated other comprehensive income	178	208
Additional paid in capital	282,443	282,215
Retained earnings	6,303	89,456
Total stockholders’ equity	288,928	371,883
Total Liabilities and Stockholders’ Equity	$344,330	$441,304

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands, except per share amounts)

	2021	2020	2019
Revenue	$320,125	$202,529	$202,048
Revenue – related parties	1,261	1,976	3,178
Cost of goods sold	274,293	158,730	107,028
Cost of goods sold – related parties	16,593	6,890	16,945
Distribution	6,787	7,401	6,933
Distribution – related parties	176	177	181
Gross profit	23,537	31,307	74,139
Selling, general, and administrative expenses
Compensation expense	2,586	2,760	3,028
Other expense	3,920	2,600	1,904
Related party expense	649	620	707
Research and development expenses	3,484	2,988	3,191
Total operating expenses	10,639	8,968	8,830
Income from operations	12,898	22,339	65,309
Interest and dividend income	3,119	5,648	10,050
Interest expense	(131)	(151)	(173)
(Loss) gain on marketable securities	(70)	(4,375)	4,619
Other income (expense)	114	8,317	(10)
Other income	3,032	9,439	14,486
Income before income taxes	15,930	31,778	79,795
Income tax benefit	(10,325)	(14,786)	(8,386)
Net income	$26,255	$46,564	$88,181

Earnings per common share
Basic	$0.60	$1.06	$2.02
Diluted	$0.60	$1.06	$2.02
Weighted average shares outstanding
Basic	43,756,065	43,743,243	43,743,243
Diluted	43,756,113	43,744,150	43,744,676

Comprehensive income	2021	2020	2019
Net income	$26,255	$46,564	$88,181
Other comprehensive (loss) income from unrealized net (losses) gains on available-for- sale debt securities	(38)	(111)	400
Income tax effect	8	23	(84)
Total unrealized (losses) gains, net of tax	(30)	(88)	316
Comprehensive income	$26,225	$46,476	$88,497

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

	2021	2020	2019
Cash flows from operating activities
Net income	$26,255	$46,564	$88,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,452	11,150	12,087
Amortization of deferred financing costs	95	108	144
Benefit for deferred income taxes	(10,454)	(610)	(5,145)
Change in fair value of equity securities	904	246	(6,281)
Change in fair value of derivative instruments	609	(390)	(30)
(Gain) loss on the sale of investments	(834)	4,129	1,662
Stock based compensation	-	49	21
Loss (gain) on disposal of property and equipment	11	31	(11)
Impairment of intangible asset	1,315	-	-
Noncash interest expense	32	43	29
Changes in operating assets and liabilities:
Accounts receivable	(7,929)	88,865	(93,970)
Accounts receivable – related parties	1,368	3,176	(2,758)
Inventory	6,969	3,684	1,723
Income tax receivable	7,908	(9,606)	(1,204)
Prepaid expenses	379	(2,035)	(165)
Prepaid expenses – related party	(4)	12	-
Other assets	732	658	206
Accounts payable	2,095	(48,639)	41,453
Accounts payable – related parties	6,927	(271)	(434)
Accrued expenses and other current liabilities	870	456	1,087
Accrued expenses and other current liabilities – related parties	1	(64)	64
Deferred revenue	(2,931)	(691)	1,628
Other noncurrent liabilities	(686)	(462)	(3,649)
Net cash provided by operating activities	44,084	96,403	34,638
Cash flows from investing activities
Collateralization of derivative instruments	(750)	158	(111)
Purchase of marketable securities	(23,546)	(5,073)	(20,131)
Proceeds from the sale of marketable securities	40,652	9,803	31,419
Proceeds from the sale of property and equipment	-	50	13
Proceeds from the sale of intangible assets	93	-	-
Capital expenditures	(1,456)	(4,464)	(6,971)
Net cash provided by investing activities	14,993	474	4,219
Cash flows from financing activities
Loan proceeds	-	8,180	-
Payment on loan	-	(8,180)	-
Minimum tax withholding on stock options exercised	(3)	-	-
Deferred financing costs	-	(477)	-
Proceeds from the issuance of stock	231	-	-
Equipment financing proceeds	-	119	-
Payment of dividends	(119,906)	(141,728)	(10,498)
Net cash used in financing activities	(119,678)	(142,086)	(10,498)
Net change in cash and cash equivalents	(60,601)	(45,209)	28,359
Cash and cash equivalents at beginning of period	198,122	243,331	214,972
Cash and cash equivalents at end of period	$137,521	$198,122	$243,331

Cash paid for interest	$47	$2	$-
Cash paid for income taxes	$83	$661	$2,372
Noncash investing and financing activities:
Noncash capital expenditures	$364	$-	$207
Noncash operating leases	$269	$442	$432
Noncash items incurred for dividends	$-	$10,498	$10,498

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2021, 2020, and 2019

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2018	43,743,243	$4	$(20)	$282,145	$106,949	$389,078
Dividends	-	-	-	-	(10,498)	(10,498)
Stock based compensation	-	-	-	21	-	21
Other comprehensive income	-	-	316	-	-	316
Net income	-	-	-	-	88,181	88,181
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: Change in accounting principles	-	-	-	-	(12)	(12)
Balance - January 1, 2020 - As adjusted	43,743,243	$4	$296	282,166	$184,620	$467,086
Dividends	-	-	-	-	(141,728)	(141,728)
Stock based compensation	-	-	-	49	-	49
Other comprehensive income	-	-	(88)	-	-	(88)
Net income	-	-	-	-	46,564	46,564
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Dividends	-	-	-	-	(109,408)	(109,408)
Proceeds from the issuance of stock	20,000	-	-	231	-	231
Minimum tax withholding	-	-	-	(3)	-	(3)
Other comprehensive income	-	-	(30)	-	-	(30)
Net Income	-	-	-	-	26,255	26,255
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1)	Description of business and operations

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

2)	Significant accounting policies and basis of presentation

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2021 presentation.

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

The Company adopted ASU 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments on January 1, 2020 on a modified retrospective approach. This methodology reflects expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The adoption did not have a material impact on the company’s consolidated financials

Customer concentrations

For the twelve months ended December 31, 2021, 2020, and 2019, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to three biodiesel customers totaled $133,231 (41% of total revenue) in 2021, sales to one customer totaled $25,460 (12% of revenue) and $22,351 (11% of total revenue) in 2020 and 2019, respectively. Receivables for the significant customers at December 31, 2021 and 2020, was 28% and 2% of total receivables, respectively.

No chemical customers represented a greater than 10% of total sales revenue in 2021 or 2020. In 2019, one customer and its affiliates, represented approximately 22% of chemicals revenue (11% of total revenues). We sell multiple products to various affiliates of this 2019 significant customer under both long-term and short-term contracts. One product contract was not renewed at December 31, 2020 representing 17% and 10% of chemical revenue (7% and 5% of total revenue) for 2020 and 2019, respectively. Another product contract was not renewed at December 31, 2019 representing 15% of chemical revenue in 2019 (7% of total revenue).

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Indefinite-lived intangible assets

Intangible assets with indefinite lives are not amortized but are reviewed for impairment at least annually or whenever events or circumstances indicate the carrying value of the asset may not be recoverable. The Company performs annual impairment tests of the intangible assets during the fourth quarter of each fiscal year and assesses qualitative factors to determine the likelihood of impairment. The Company’s qualitative analysis includes, but is not limited to, assessing the changes in macroeconomic conditions, legal and regulatory environment, industry and market conditions, financial performance, and any other relevant events or circumstances specific to the intangible asset. If it is more likely than not that the fair value of the intangible asset is greater than the carrying value, no further testing is required. Otherwise, the Company will apply the quantitative impairment test method. In 2021, the Company made the strategic decision regarding the intangible asset which involved a sale in part and an impairment of the intangible asset's remaining value. See Note 10 for further details.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Revenue recognition

In accordance with ASC Topic 606, Revenue from Contracts with Customers, the Company recognizes revenue when performance obligations of the customer contract are satisfied. The Company sells to customers through master sales agreements or standalone purchase orders. The majority of the Company’s revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied. Accordingly, the Company recognizes revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to a Company storage location, ready for customer pickup and separated from other Company inventory. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products and is generally based upon a negotiated price. The Company sells its products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 2 to 10 days for biofuels segment customers.

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

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. Biodiesel cost of goods sold also includes a credit for the one dollar per gallon BTC for blending biodiesel with petroleum diesel when in law. In December 2019, the tax credit was retroactively reinstated for all of 2018 and 2019, through December 31, 2022. See Note 3 for further discussion.

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

Recently adopted accounting standards

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." The amendments simplify the accounting for income taxes by removing certain exceptions for investments, intra-period allocations and interim calculations and adding guidance to reduce complexity in accounting for income taxes.  The new standard was adopted on January 1, 2021 on a prospective basis and had an immaterial effect on the financials.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Recently issued accounting pronouncements

Reference Rate Reform (ASU No. 2020-04)

In March 2020, the FASB issued an accounting standard update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update are effective for all entities from January 1, 2020 through December 31, 2022. The Company is in the process of evaluating the adoption of this optional accounting standards update as certain exceptions provided under this guidance may be applicable to future reference rate reform related transitions.

3)	Government tax credits

Reinstatement of the Biodiesel Blenders' Tax Credit and Small Agri-Biodiesel Producer Tax Credit

The BTC provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  When the tax credit is enacted and in effect, the Company is the blender of record and recognizes the credit as a reduction to cost of goods sold.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. As this act was passed into law in 2019, the Company recognized its impact in 2019 for both periods within the Company’s 2019 financial results. The Company recorded a gross profit from the BTC of $57,872, that was comprised of $26,571 and $31,301 for 2019 and 2018, respectively. The BTC was in law throughout 2021 and 2020. Its impact was recognized as a component of gross profit in 2021 and 2020 as applicable sales were made.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2021, 2020, and 2019 in the same accounting period as the benefit from the BTC as described above.  The benefit of this credit is recognized as a component of income tax (benefit) provision.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2021 and 2020 consist of unbilled revenue from only one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $1,114 and $4,051 in 2021 and 2020, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $3,824 and $4,520 in 2021 and 2020, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities	December 31,
	2021	2020
Trade receivables, included in accounts receivable*	$20,780	$12,279
Contract assets, included in accounts receivable	362	808
Contract liabilities, included in Deferred revenue - short-term	5,944	3,769
Contract liabilities, included in Deferred revenue - long-term	13,059	17,943

*Exclusive of the BTC of $8,232 and $8,300, respectively, and net of allowances for bad debt of $67 and $63, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2021, approximately $19,003 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from two to five years. Approximately 31% of this revenue is expected to be recognized over the next 12 months, and 69% is expected to be recognized between one and five years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual
	Twelve months ended
	December 31,
	2021	2020
Contract revenue from customers with > 1-year arrangement	$25,918	$25,831
Contract revenue from customer with < 1-year arrangement	295,246	180,469
Revenue from non-contractual arrangements	222	222
BTC rebates	-	(2,017)
Total revenue	$321,386	$204,505

Timing of revenue
	Twelve months ended
	December 31,
	2021	2020
Bill-and-hold revenue	$34,695	$32,779
Non-bill-and-hold revenue	286,691	171,726
Total revenue	$321,386	$204,505

Bill-and-hold transactions consisted of four specialty chemical customers in 2021, two in 2020, and three in 2019 whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $34,695, $32,779, and $51,700, for the years ended December 31, 2021, 2020, and 2019, respectively. Of the bill and hold sales revenue recognized, $3,154 and $2,628 had not been shipped for the years ended December 31, 2021 and 2020, respectively. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2021, 2020, and 2019 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2021	2020	2019
United States	$320,148	$203,365	$203,470
All Foreign Countries	1,238	1,140	1,756
Total	$321,386	$204,505	$205,226

For the years ended December 31, 2021, 2020, and 2019, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

5)	Inventory

The carrying values of inventory were as follows as of December 31:

	2021	2020
At average cost (approximates current cost)
Finished goods	$12,132	$15,452
Work in process	462	1,632
Raw and indirect materials	30,117	22,674
	42,711	39,758
LIFO reserve	(15,791)	(5,869)
Total inventory	$26,920	$33,889

In 2021, a LIFO liquidation resulted in a decrease of $3,836 to "Cost of goods sold".  In 2020, a LIFO liquidation resulted in a $424 increase to "Cost of goods sold" as the liquidation of prior year costs were higher as compared to 2020 costs.

6)	Derivative instruments

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income as a component of cost of goods sold and amounted to a loss of $10,377, gain of $4,379, and a loss of $1,301 for the years ended December 31, 2021, 2020, and 2019, respectively.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2021		2020
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	142	$(485)	250	$124

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,684 and $933 at December 31, 2021 and 2020, respectively, and is classified as other current assets in the consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

7)	Marketable securities

At December 31, 2021 and 2020, the Company had investments in certain marketable equity and debt securities which had a fair market value of $47,190 and $64,404, respectively. These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale. Accordingly, these securities were recorded at fair value of $3,902 and $3,940 at December 31, 2021 and 2020, respectively, with the unrealized gains of $226 and $264, net of taxes, as a component of stockholders’ equity.

For the years ended December 31, 2021, 2020, and 2019, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as (loss) gain on marketable securities as a component of net income in the amount of $(904), $(246), and $6,281, respectively.

In 2021, 2020, and 2019, the Company recategorized a net gain of $0, $99, and $0, respectively, from accumulated other comprehensive income to a component of net income as a result of sales of available-for-sale securities.

As of December 31, 2021, the contractual maturities of debt securities with an adjusted cost basis of $3,676 and fair value of $3,902 were greater than 10 years.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

9)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2021	2020
Land and land improvements	$5,924	$5,924
Buildings and building equipment	27,229	27,187
Machinery and equipment	180,498	179,923
Construction in progress	1,024	256
Accumulated depreciation	(131,774)	(121,746)
Total	$82,901	$91,544

Depreciation expense totaled $10,452, $11,150, and $12,087 for the years ended December 31, 2021, 2020, and 2019, respectively.

10)	Intangible assets

In April 2015, the Company acquired additional historical line space on a pipeline for $1,408. The acquired line space was recorded as an intangible asset with an indefinite life as there was no foreseeable limit on the time period over which it is expected to contribute to cash flows. In April of 2021, FutureFuel made the strategic decision to reduce its status as a regular shipper on the pipeline and sold a portion of its line space reducing the intangible asset value by $93. At that time it was also determined that the value of the remaining line space had declined. As a result, an impairment charge was recorded in Other Expense for $1,315 to further reduce the intangible asset carrying value to $0.  The carrying value of the intangible asset was $0 and $1,408 as of December 31, 2021 and 2020, respectively.

11)	Other assets

Other assets primarily comprise supplies and parts which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,425 and $4,127 at December 31, 2021 and 2020, respectively.

12)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2021	2020
Accrued employee liabilities	$3,347	$2,609
Accrued property, franchise, motor fuel and other taxes	1,912	1,730
Lease liability, current	644	491
Other	178	247
Total	$6,081	$5,077

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

13)	Borrowings

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

There were no borrowings under the Credit Agreement at December 31, 2021 or 2020.

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

At December 31, 2021 and 2020, the Company had $86 and $119 outstanding with a domestic financing company for computer technology under a 3-year financing agreement.

14)	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,363 and $1,331 as of December 31, 2021 and 2020, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet. The accretion expense for 2021 and 2020 was $32 and $43, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 in 2021 and 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

15)	Lease commitments and purchase obligations

The Company leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases are direct, and no subleases exist. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. These leases have remaining terms from one to two years with a weighted average remaining term of 1.7 years. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments.

Following are supplemental income statement and cash flow information related to leases.

	Twelve Months Ended
	December 31,
	2021	2020
Operating lease expense	$887	$841
Short-term lease expense	$23	$106
Cash paid for operating leases	$887	$841
Right of use assets obtained in exchange for lease obligations	$269	$442
Weighted average discount rate, per annum	3.6%	3.7%

On December 31, 2021 and 2020, a ROU asset was reported as other noncurrent assets of $956 and $1,311, other current liabilities of $644 and $491, and other noncurrent liabilities of $312 and $820, respectively.

Following are maturities of lease liabilities at December 31, 2021.

2022	$669
2023	294
2024	25
Total	988
Less: imputed interest	(32)
Present value of lease liabilities	$956

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one year terms.

The Company holds one non-cancelable obligation for software maintenance with payment obligations presented as follows.

2022	$37
2023 - 2026	117
Total	$154

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

16)	Income tax (benefit) provision

The following table summarizes the income tax (benefit) provision for the years ended:

	2021	2020	2019
Income before taxes - U.S.	$15,930	$31,778	$79,795
Income tax provision:
Federal
Current	142	(14,234)	(2,811)
Deferred	(10,417)	1,120	(4,006)
State and other
Current	(13)	59	(430)
Deferred	(37)	(1, 731)	(1,139)
Total	$(10,325)	$(14,786)	$(8,386)

Differences between the income tax (benefit) provision computed using the U.S. federal statutory income tax rate were as follows:

	2021	2020	2019
Amount computed using the statutory rate of 21% for 2021, 2020, and 2019	21.0%	21.0%	21.0%
Agri-biodiesel production credit	(7.4)	(3.7)	(3.0)
Federal BTC benefit	(75.2)	(38.7)	(23.4)
State BTC benefit	(8.9)	(3.8)	(5.8)
Credit for increasing research activities	(0.7)	(0.5)	(0.2)
Dividends received deduction	(1.6)	(0.9)	(0.4)
State income taxes, net	3.5	(0.5)	4.0
State research credits	-	(1.0)	(0.9)
Deferred state rate change	5.0	-	(1.6)
CARES Act	-	(17.4)	-
Other	(0.5)	(1.0)	(0.2)
Income tax (benefit) provision	(64.8)%	(46.5)%	(10.5)%

The income tax benefit in 2021 is $10,325 or an effective tax rate of (64.8%) as compared to an income tax benefit of $14,786 or an effective tax rate of (46.5%) in 2020 and an income tax benefit of $8,386 or an effective tax rate of (10.5%) in 2019.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (Pub.L. 116-136) (“CARES Act”). The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the 5 preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 was positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. Refunds in the amount of $7,695 were subsequently received in 2021; the $1,211 remains outstanding as of December 31, 2021. In the fourth quarter of 2021, the Company filed a refund claim of $8,463 relating to the carryback of its NOL generated in 2020. None of these refunds have been received as of December 31, 2021. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state NOL carryforwards are accordingly classified as deferred tax assets.

On December 20, 2019 certain tax credits and incentives were reinstated and retroactively extended for 2018 and 2019 and further extended through December 31, 2022, the most significant of which were the BTC and Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

The Company’s effective tax rates for the years 2021 and 2020 reflect the positive effect of the BTC and Small Agri-biodiesel Producer Tax Credit. The Company’s effective tax rate for the year 2019 reflected the positive effect of the reinstatement of these credits for both 2018 and 2019. See Note 3 for a discussion of the impact of the BTC for the years ended December 31, 2021, 2020, and 2019. The 2019 effective tax rate was also favorably impacted by the Company being granted a retroactive research and development credit for a prior year in the state of Arkansas.

The Company’s 2021 and 2019 effective tax rates reflect one-time benefits from state legislation enacted during each year which apply a lower tax rate to future reversals of deferred tax liabilities. Additionally, the 2021 effective tax rate reflects the negative impact to the Company’s overall state income tax position of its 2021 decision to phase out its shipments on the petroleum products common carrier pipelines as discussed at Note 10. This operational change shifts the Company’s business among various states such that its net deferred tax liabilities will be realized at higher rates.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2021	2020
Deferred tax assets
Compensation	$427	$270
Inventory reserves	685	729
Self-insurance	100	64
Asset retirement obligation	314	291
Deferred revenue	5,295	5,021
Federal net operating loss carryforwards	5,428	-
State net operating loss carryforwards	2,311	1,891
Accrued expenses	759	-
Stock based compensation	14	23
Federal credit carryforwards	3,598	1,659
State credit carryforwards	676	680
Derivative instruments	102	-
Capital loss carryforwards	1,084	1,225
Intangible asset impairment	168	-
Total deferred tax assets	20,961	11,853
Deferred tax liabilities
Available for sale securities	(47)	(56)
LIFO inventory	(2,589)	(2,748)
Depreciation	(18,266)	(19,309)
Trading securities	(1,090)	(1,285)
Prepaid expenses	(839)	(701)
Derivative instruments	-	(26)
Other	-	(60)
Total deferred tax liabilities	(22,831)	(24,185)
Net deferred tax liabilities	$(1,870)	$(12,332)

The federal net operating loss carryforward as of December 31, 2021 represents the loss generated in 2021 and is available to reduce federal taxable income over an indefinite period. Utilization of this carryforward is limited to 80% of taxable income in any given year. State net operating loss carryforwards reflect losses generated in 2016 and 2019 through 2021 for state income tax purposes and have varying lives, with the majority expiring in 2024 and 2028.

Federal tax credit carryforwards include primarily the Small Agri-biodiesel Producer Credit generated in 2020 and 2021 and expiring in 2040 and 2041. State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 and 2020, expiring in 2028 and 2029.

Capital loss carryforwards were generated in 2019 and 2020 and will expire in 2024 and 2025. Amounts recorded are at their anticipated realizable values after application of an immaterial valuation allowance.

The following table summarizes the Company’s unrecognized tax positions.

	2021	2020	2019
Balance at January 1	$-	$-	$2,804
Increases to tax positions taken in the current year	-	-	-
Increases to tax positions taken in a prior year	-	-	-
Decrease due to resolution of tax positions taken in a prior year	-	-	(2,804)
Balance at December 31	$-	$-	$-

The Company does not expect its unrecognized tax positions to change significantly over the next 12 months.

The Company records interest expense (income) and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of ($60), $27, and ($557) for December 31, 2021, 2020, and 2019, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 at both December 31, 2021 and 2020, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2017 forward. The Internal Revenue Service is currently auditing the Company’s 2018 federal return as part of the Joint Committee on Taxation's review of the Company's 2019 loss carryback claim.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

17)	Earnings per share

In the year ended December 31, 2021, 2020 and 2019, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested.

There were no outstanding service-based restricted stock units for the year ended December 31, 2021, 2020 or 2019.

Basic and diluted earnings per common share were computed as follows:

	For the twelve months ended December 31:
	2021	2020	2019
Numerator:
Net income	$26,255	$46,564	$88,181
Denominator:
Weighted average shares outstanding – basic	43,756,065	43,743,243	43,743,243
Effect of dilutive securities:
Stock options	48	907	1,433
Weighted average shares outstanding – diluted	43,756,113	43,744,150	43,744,676

Basic earnings per share	$0.60	$1.06	$2.02
Diluted earnings per share	$0.60	$1.06	$2.02

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2021, 2020 and 2019 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 28,953, 43,500, and 35,000, respectively.

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

No stock awards were issued in 2021, 2020 or 2019.

No stock options were granted under the Incentive Plan in 2021. In January 2020 and September 2019, the Company granted a total of 24,000 and 10,000 stock options, respectively, to the Chief Operating Officer and a new member of the Board of Directors in each period, also respectively. The options awarded in each of the years have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2020 vested immediately upon grant and expire in January 2025. All options awarded in 2019 vested immediately upon grant and expire in September 2024. The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.05 and $2.24 per option in 2020 and 2019, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

All of the options exercised in 2021 were exercised on a cash basis. There were no stock options exercised in 2020 or 2019.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	2021 Options	January 2020 Options	September 2019 Options
Expected volatility rate	n/a	31.53%	31.28%
Expected dividend yield	n/a	2.08%	1.99%
Risk-free interest rate	n/a	1.6%	1.71%
Expected forfeiture rate	n/a	0.00%	0.00%
Expected term in years	n/a	2.5	2.6

The volatility rate for the options granted in 2020 and 2019 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

For the years ended December 31, 2021, 2020, and 2019, total share-based compensation expense (before tax) totaled $0, $49, and $21, respectively. In the years ended December 31, 2020 and 2019, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2021 and 2020, there was no unrecognized compensation expense related to stock options.

A summary of the activity of the Company’s stock options and awards for the period beginning January 1, 2019 and ending December 31, 2021 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2019	40,000	$14.55
Granted	10,000	$12.07
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2019	50,000	$14.05
Granted	24,000	$11.56
Exercised	-	$-
Canceled, forfeited, or expired	(30,000)	$13.99
Outstanding at December 31, 2020	44,000	$12.73
Granted	-	$-
Exercised	(20,000)	$11.56
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2021	24,000	$13.71

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

There were 4,330,167 options available for grant under the Incentive Plan and no further awards available under the Prior Plan at December 31, 2021. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan at December 31, 2021.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2021	Life	Price	2021	Price
$16.21	10,000	1.81	$16.21	10,000	$16.21
$12.07	10,000	2.71	$12.07	10,000	$12.07
$11.56	4,000	3.06	$11.56	4,000	$11.56
	24,000	2.39	$13.71	24,000	$13.71

The aggregate intrinsic values of total options outstanding and exercisable at December 31, 2021 and 2020 were $0 and $34, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2021 and 2020, respectively, exceeded the exercise price of the options granted.

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

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,770, $1,906, and $1,771 for the years ended December 31, 2021, 2020, and 2019, respectively.

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

Related party balance sheet accounts

	2021	2020
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$58	$1,426
Total accounts receivable	$58	$1,426
Prepaid expenses
Administrative services and other	$4	$-
Total prepaid expenses	$4	$-
Accounts payable
Natural gas and fuel purchases	$7,900	$973
Travel and administrative services	$11	$11
Total accounts payable	$7,911	$984
Accrued liabilities
Travel and administrative services	$1	$-
Total accrued liabilities	$1	$-

Related party income statement accounts

	For the years ended December 31:
	2021	2020	2019
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$1,261	$1,976	$3,178
Total revenues	$1,261	$1,976	$3,178
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$5,233	$3,865	$12,647
Natural gas purchases	11,360	3,025	4,298
Total cost of goods sold	$16,593	$6,890	$16,945
Distribution
Distribution and related services	$176	$177	$181
Total distribution	$176	$177	$181
Selling, general and administrative expenses
Commodity trading advisory fees	$308	$308	$307
Travel and administrative services	221	192	280
Income tax, consulting services and other	120	120	120
Total selling, general, and administrative expenses	$649	$620	$707

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

Natural gas purchases

The Company uses natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. This natural gas is purchased through an affiliate provider of natural gas marketing services. Expenses related to these purchases include the cost of the natural gas only; transportation charges are paid to an independent third party. The natural gas matter as discussed in Note 24, Legal Matters, is in reference to the natural gas supplier, not the related party.

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

Summary of business by segment

	Twelve months ended December 31,
	2021	2020	2019
Revenue
Custom chemicals	$50,675	$63,894	$90,962
Performance chemicals	16,867	15,284	13,865
Chemicals revenue	67,542	79,178	104,827
Biofuels revenue	253,844	125,327	100,399
Total Revenue	$321,386	$204,505	$205,226

Segment gross profit
Chemicals	$13,970	$25,518	$29,923
Biofuels	9,567	5,789	44,216
Total gross profit	$23,537	$31,307	$74,139

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

23)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2021
Revenues	$41,516	$74,118	$98,682	$107,070
Gross (loss) profit	$(10,736)	$(43)	$8,192	$26,124
Net (loss) income	$(8,773)	$3,481	$9,202	$22,345
Net income per common share:
Basic	$(0.20)	$0.08	$0.21	$0.51
Diluted	$(0.20)	$0.08	$0.21	$0.51

2020
Revenues	$53,082	$47,422	$54,138	$49,863
Gross profit	$16,399	$911	$6,446	$7,551
Net income	$19,043	$15,159	$6,890	$5,472
Net income per common share:
Basic	$0.44	$0.35	$0.16	$0.13
Diluted	$0.44	$0.35	$0.16	$0.13

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

As a result of the extraordinary increase in natural gas prices in February 2021, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers.  At this time the Company is disputing the  February 2021 natural gas bill and payment thereof is pending further investigation.

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the period ended  December 31, 2021.  However, as discussed in Note 21, Related Party Transactions, the "ultimate" natural gas supplier is not a related party of FutureFuel.

During the twelve months ended December 31, 2020, the Company reached a legal resolution of a prior year contractual matter for which an accrual of $8,350 was relieved as other income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

RSM US LLP was engaged as the principal accountant to audit our consolidated financial statements for 2021, 2020, and 2019. No other independent accountant was so engaged. There were no disagreements with RSM US LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2021 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by RSM US LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp. and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2021 and the related notes to the consolidated financial statements of the Company and our report dated March 15, 2022 expressed an unqualified opinion.

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

March 15, 2022

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2021.

Item 9B.	Other Information.

We did not fail to disclose any information required to be disclosed in a report on Form 8-K during the fourth quarter of 2021.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors as of December 31, 2021 are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman and chief executive officer	78	2005	2024
Donald C. Bedell	80	2008	2022
Paul M. Manheim	73	2011	2023
Dale E. Cole	73	2015	2024
Terrance C.Z. Egger	64	2015	2022
Jeffrey L. Schwartz	73	2015	2023
Alain Louvel	76	2018	2024
Rose Sparks	55	2019	2023

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Paul A. Novelly	Chairman of the Board and Chief Executive Officer	78	2005
Thomas McKinlay	Chief Operating Officer	58	2017
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	55	2012
Charles W. Lyon (a)	Senior Vice President of Strategy and Planning	61	2021

(a)	Mr. Lyon was hired on September 7, 2021.

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

Dale E. Cole has served on our board since August 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole currently serves as a trustee of Lyon College in Batesville. As of December 31, 2017, First Community Bank had 20 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of over $2 billion.

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

Charles W. Lyon was appointed as our senior vice president of strategy and planning. Mr. Lyon was previously hired as Senior Vice President of Strategy and Planning at FutureFuel Chemical Company, a wholly owned subsidiary of the Company, on September 7, 2021. In his new capacity, Mr. Lyon will lead the Company in sales, marketing, and technology and develop and implement a business growth strategy for custom chemicals, specialty chemicals, and biodiesel products. Mr. Lyon is a global business executive with over 25 years of international business experience in over 30 countries in the industrial chemical and specialty chemical industries. He has extensive experience in establishing and growing specialty chemicals businesses, especially in the Americas and Asia Pacific regions. Mr. Lyon received a BS in Chemical Engineering and a MS in Engineering Management, both from the University of Missouri in Rolla (now Missouri University of Science and Technology).

Prior to joining FutureFuel Chemical Company, Mr. Lyon was employed by Prefere Resins, where he was Business Director for the Americas and Asia. Prior to Prefere, and for fifteen years, he was Business Director, Americas and Asia, for INEOS Melamines, a unit of INEOS. There, he was highly engaged in leading business growth in Asia, established the business’ first commercial entity in Singapore, and the first manufacturing capability in the region with a strategic alliance in Indonesia. Before that, Mr. Lyon served as a regional and global business manager for the Specialty Resins business of UCB and Solutia Inc., where he was responsible for implementing growth strategies for products serving the automotive OEM and other high-performance coatings markets. Mr. Lyon started his career with Monsanto Company, and held management positions in engineering, manufacturing, and global product management serving numerous specialty market segments including detergents, tire and rubber chemicals, pharma intermediates, and agricultural products.

Our board believes the experience, knowledge, skills, and expertise Mr. Lyon acquired in his past roles in leadership of specialty chemicals businesses add significant, strategic value to the company. Additionally, Mr. Lyon’s experience with business growth in multiple specialty chemicals segments provides the company with significant understanding of the domestic and global chemical industry.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this code of business conduct and ethics has been posted on our Internet website and may be accessed at https://futurefuelcorporation.gcs-web.com/corporate-governance. We will provide any person, without charge, a copy of such code of business conduct and ethics upon request to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, attention: Investor Relations.

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a charter for such committee. A copy of this nominating/corporate governance committee charter is posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.

Audit Committee

We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, and have adopted an audit committee charter. A copy of this audit committee charter has been posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The current members of the audit committee are as follows:

Dale E. Cole

Terrance C.Z. Egger

Alain J. Louvel

Paul M. Manheim (Chair)

Audit Committee Expert

Our board of directors determined that each member of our audit committee is an audit committee financial expert. Each such member of our audit committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Item 11.	Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to our (that is, FutureFuel Corp.’s) officers and directors and the executive officers and directors of FutureFuel Chemical Company. Our directors receive an annual stipend of $30, but the stipend is prorated if their service was for less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2021, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2022.

With the exception of Rose M. Sparks, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2021 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2022 and set or adjusted as the board deems appropriate.

In 2021, we paid salaries, bonuses, and other forms of compensation to the officers of FutureFuel Chemical Company as described below.

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

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2021. Our chairman and chief executive officer, Mr. Novelly, receives compensation from our affiliate, St. Albans Global Management, Limited Partnership, LLLP. Mr. Novelly did not receive any increase in salary, bonus, or other income from St. Albans Global Management, Limited Partnership, LLLP to compensate him for his services to us. The base salary for Mrs. Sparks was increased for 2021, and director fees of $32 were paid to Mrs. Sparks in 2021. Mr. Lyon was hired in 2021, with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay was hired in 2017 with a base salary set largely in line with our other executives at FutureFuel Chemical Company and commensurate with his experience. Mr. McKinlay’s base salary was unchanged in 2021.

For the year 2021, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2021 received bonuses of approximately 124 hours of pay at their normal hourly rate. Employees hired in 2021 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than FutureFuel Chemical Company's lead  management team) received an additional bonus amount ranging from $0 to $21. Bonuses to FutureFuel Chemical Company’s managers other than the lead management team were determined by FutureFuel Chemical Company’s officers. Bonuses in 2021 for Mr. McKinlay, Mrs. Sparks, Mr. Lyon, and other members of lead management of FutureFuel Chemical Company were recommended by our chief executive officer, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2021. The total bonus amount is determined based on annual performance and is solely on a discretionary basis. In determining actual bonus payouts for such years, we expect that the compensation committee will consider performance against performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. As of December 31, 2021, 44,000 options for shares of stock and no awards of shares of stock have been made under the Incentive Plan. See Note 18 to our consolidated financial statements for a detailed discussion of 2021 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,330,167 shares are available to be issued under the Incentive Plan as of December 31, 2021.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2021 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2021, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

The Compensation Committee

Our compensation committee currently consists of Donald C. Bedell (Chair), Dale E. Cole, and Terrance C.Z. Egger. Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Recommendations from Management

Our chairman and chief executive officer makes recommendations to the compensation committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2021.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (d)	Awards (e)	Compensation (f)	Total
Paul A. Novelly (a)	2021	$-	$-	$-	$-	$-	$-
Chairman and Chief executive officer	2020	$-	$-	$-	$-	$-	$-
FutureFuel Corp.	2019	$-	$-	$-	$-	$-	$-
Rose M. Sparks (a), (b)	2021	$191	$95	$-	$-	$55	$341
Chief financial officer, principal financial officer,	2020	$183	$95	$-	$-	$54	$332
and treasurer, FutureFuel Corp.	2019	$183	$88	$-	$21	$32	$324
Tom McKinlay(a)	2021	$287	$125	$-	$-	$14	$426
Chief operating officer	2020	$287	$95	$-	$49	$22	$453
FutureFuel Chemical Company	2019	$287	$88	$-	$-	$22	$397
Charles Lyon (a), (c)	2021	$68	$-	$-	$-	$77	$145
V.P. Strategy & Planning
FutureFuel Chemical Company

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)	For Mrs. Sparks, all other compensation includes director fees of $32, $34 and $12 in 2021, 2020 and 2019, respectively.

(c)	Mr. Lyon was hired on September 7, 2021.

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

(f)

Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2021, the value of all other compensation not a perquisite or personal benefit in excess of $10 for Mrs. Sparks was $17 of 401(k) match and to Mr. McKinlay $7 of 401(k) match.

Grants of Plan-Based Awards

No stock options were awarded in 2021.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (# )Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date
Thomas McKinlay(a)	4,000	0	0	11.56	1/21/2025
Rose M. Sparks(b)	10,000	0	0	12.07	9/27/2024

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

Option Exercises and Stock Vested

The table below describes the options exercised by our executive officers in 2021. No stock awards vested in 2021.

	Option Exercises
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)
Thomas McKinlay(a)	20,000	$47,000

(a) Based on an exercise price of $11.56 and the average of the high and low market price on the date of exercise.

Potential Payments upon Termination or Change in Control

None.

Compensation of Directors

Our directors receive an annual stipend of $30, but prorated if their service was less than the full year. Committee heads receive an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee approved payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. During 2021, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure for 2022.

The following is the compensation our directors earned for 2021.

					Change in
	Fees				Pension Value
	Earned			Non-Equity	and Non-Qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Paul A. Novelly	0	0	0	0	0	0	0
Edwin A. Levy(a)	14	0	0	0	0	0	14
Donald C. Bedell	57	0	0	0	0	0	57
Paul M. Manheim	47	0	0	0	0	0	47
Dale E. Cole	37	0	0	0	0	0	37
Terrance C.Z. Egger	36	0	0	0	0	0	36
Jeffrey L. Schwartz	33	0	0	0	0	0	33
Alain Louvel	36	0	0	0	0	0	36
Rose Sparks	32	0	0	0	0	0	32

(a) Mr. Levy resigned on May 1, 2021.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2021 with respect to our directors.

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

Pay Ratio Disclosure

This section provides the annual ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Paul A. Novelly. The purpose of this disclosure is to provide a measure of the equitability of pay within the organization.  The Company believes its compensation philosophy and process yield an equitable result.

Median total annual compensation of all employees other than our PEO:  $64,064

PEO total annual compensation:  $0

Ratio of PEO to Median Employee Compensation - zero

In determining the median employee, a listing was prepared of all employees as of December 31, 2021. Employees’ actual gross wages and salaries were used for the full year of 2021.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2021, the Company employed 470 persons of which approximately 316 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2021 were Donald C. Bedell, Terrance C.Z. Egger, and Dale E. Cole. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2021 (other than the payment of directors' fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Dale E. Cole

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted an omnibus incentive plan which was approved by our shareholders at our 2017 annual shareholder meeting on September 7, 2017 (the “Incentive Plan”). We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2021, we have issued 44,000 options to purchase shares of our common stock but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2021.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,000	$13.71	4,330,167

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,763,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of February 25, 2022.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul A. Novelly (a)	17,725,100	40.5%
8235 Forsyth Blvd., 4th Floor
Clayton, MO 63105
BlackRock, Inc. (b)	4,384,225	10.0%
55 East 52nd Street
New York, NY 10055
Dimensional Fund Advisors LP (c)	2,190,240	5.0%
6300 Bee Cave Road, Building One
Austin, TX 78746

(a)

Includes 17,085,100 shares of common stock held by St. Albans Global Management, Limited Partnership, LLLP, 375,000 shares of common stock held by Apex Holding Co., and 265,000 shares of common stock held by Mr. Novelly personally. Mr. Novelly is the chief executive officer of both named entities and thereby has voting and investment power over such shares, but he disclaims beneficial ownership except to the extent of a minor pecuniary interest.

(b)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on January 28, 2022. According to the filing, BlackRock, Inc. filed the Schedule 13G amendment as the parent holding company or control person of BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock (Netherlands) B.V., BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC with BlackRock Fund Advisors beneficially owning 5% or greater of the outstanding shares of FutureFuel Corp. common stock. BlackRock, Inc. reported sole voting power over 4,268,497 shares and sole dispositive power over 4,384,225 shares.

(c)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on February 8, 2022. According to the filing, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported above are owned by the Funds. Dimensional reported power to vote or to direct the vote of 2,120,820 shares and sole power to dispose or to direct the disposition of 2,190,240 shares. Dimensional disclaims beneficial ownership of such securities.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly (a)	17,725,100	40.5%
Donald C. Bedell (b)	93,950	*
Rose M. Sparks (c)	24,283	*
Paul M. Manheim	13,103	*
Terrance C.Z. Egger	4,895	*
Dale E. Cole	2,516	*
Jeffrey L. Schwartz	-	*
Tom McKinlay(d)	24,000	*
All directors and executive officers	18,132,106	41.5%

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

(b)

Includes 2,500 shares of common stock owned by the Alexandra Nicole Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,553 shares of common stock owned by the Ashlyn Tate Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 2,500 shares of common stock owned by the Hailey Bedell Trust, a trust established by Mr. Bedell for his granddaughter as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust. Includes 86,197 shares of our common stock held by the Africa Exempt Trust, of which Mr. Bedell is a beneficiary. Includes 200 shares of common stock owned by the Charlie Cash Bedell Trust, a trust established by Mr. Bedell for his grandson as to which Mr. Bedell serves as trustee but holds no pecuniary interest; Mr. Bedell disclaims beneficial ownership of all shares of our common stock held by this trust.

(c)	Includes 10,000 shares that may be acquired pursuant to the exercise of options awarded under the Incentive Plan.

(d)	Includes 4,000 shares that may be acquired pursuant to the exercise of options awarded under the Incentive Plan.

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

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance/). All of the agreements described above in this Item 13 and in Note 21 to our consolidated financial statements have been approved by a majority of the disinterested members of our board of directors.

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries. This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code. This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011 and January 1, 2016, is in writing, and can be found through the “Investor Relations - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance/). Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2021 and 2020, we incurred $361,000 and $354,000, respectively for audit and financial statement review services from RSM US LLP.

Audit-Related Fees

During fiscal 2021 and 2020, we incurred $12,500 and $12,000, respectively, for each year’s employee benefit plan audit procedures from RSM US LLP.

Tax Fees

During fiscal 2021 and 2020, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RSM US LLP.

All Other Fees

We did not incur any other fees for other services from RSM US LLP during fiscal 2021 or fiscal 2020.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2021 and 2020 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019.

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

10.4.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.6.	Omnibus Incentive Plan (incorporated by reference to Exhibit No. 10.16 to Amendment No. 1 to Form 10 filed June 26, 2007)

10.7	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26,2017)

10.8

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 8, 2020)

10.9

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

Date: March 15, 2022