Form 10-Q
period 2022-03-31
FutureFuel Corp.
filed 2022-05-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2022: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$120,984	$137,521
Accounts receivable, inclusive of the blenders' tax credit of $5,550 and $8,232, at March 31, 2022 and December 31, 2021, respectively, and net of allowances for bad debt of $55 and $67 at March 31, 2022 and December 31, 2021, respectively	18,048	29,316
Accounts receivable – related parties	-	58
Inventory	37,620	26,920
Income tax receivable	9,745	9,760
Prepaid expenses	2,957	3,588
Prepaid expenses – related parties	12	4
Marketable securities	42,751	47,190
Other current assets	5,712	1,476
Total current assets	237,829	255,833
Property, plant and equipment, net	81,056	82,901
Other assets	5,498	5,596
Total noncurrent assets	86,554	88,497
Total Assets	$324,383	$344,330
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $890, respectively	$13,992	$14,912
Accounts payable – related parties	7,968	7,911
Deferred revenue – current	6,376	6,151
Dividends payable	7,877	-
Accrued expenses and other current liabilities	5,164	6,081
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	41,377	35,056
Deferred revenue – non-current	14,261	16,755
Noncurrent deferred income tax liability	1,138	1,870
Other noncurrent liabilities	1,629	1,721
Total noncurrent liabilities	17,028	20,346
Total liabilities	58,405	55,402
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of March 31, 2022 and December 31, 2021	4	4
Accumulated other comprehensive income	129	178
Additional paid in capital	282,443	282,443
Retained earnings (accumulated deficit)	(16,598)	6,303
Total stockholders’ equity	265,978	288,928
Total Liabilities and Stockholders’ Equity	$324,383	$344,330

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$42,074	$41,158
Revenue – related parties	187	358
Cost of goods sold	47,219	41,378
Cost of goods sold – related parties	1,260	9,210
Distribution	884	1,609
Distribution – related parties	53	55
Gross loss	(7,155)	(10,736)
Selling, general, and administrative expenses
Compensation expense	656	528
Other expense	963	853
Related party expense	154	167
Research and development expenses	679	774
Total operating expenses	2,452	2,322
Loss from operations	(9,607)	(13,058)
Interest and dividend income	664	1,005
Interest expense	(32)	(32)
Loss on marketable securities	(4,127)	(1,075)
Other expense	(3,495)	(102)
Loss before taxes	(13,102)	(13,160)
Income tax benefit	(704)	(4,387)
Net loss	$(12,398)	$(8,773)

Earnings (loss) per common share
Basic	$(0.28)	$(0.20)
Diluted	$(0.28)	$(0.20)
Weighted average shares outstanding
Basic	43,763,243	43,743,243
Diluted	43,763,243	43,743,243

Comprehensive earnings
Net loss	$(12,398)	$(8,773)
Other comprehensive loss from unrealized net loss on available-for-sale debt securities	(62)	(60)
Income tax effect	13	16
Total other comprehensive loss income, net of tax	(49)	(44)
Comprehensive loss	$(12,447)	$(8,817)

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2022
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share					(10,503)	(10,503)
Other comprehensive loss	-	-	(49)	-	-	(49)
Net income	-	-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978

	For the Three Months Ended March 31, 2021
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,398)	$(8,773)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,570	2,608
Amortization of deferred financing costs	24	24
Benefit for deferred income taxes	(719)	(4,402)
Change in fair value of equity securities	4,100	1,765
Change in fair value of derivative instruments	(1,536)	(695)
(Gain) loss on the sale of investments	27	(690)
Loss on disposal of property and equipment	6	-
Noncash interest expense	8	8
Changes in operating assets and liabilities:
Accounts receivable	11,268	(6,515)
Accounts receivable – related parties	58	1,375
Inventory	(10,700)	(11,389)
Income tax receivable	15	774
Prepaid expenses	631	751
Prepaid expenses - related parties	(8)	(12)
Other assets	38	(43)
Accounts payable	(730)	4,270
Accounts payable – related parties	57	7,814
Accrued expenses and other current liabilities	(917)	(509)
Accrued expenses and other current liabilities – related parties	(1)	-
Deferred revenue	(2,269)	(569)
Other noncurrent liabilities	(100)	(139)
Net cash used in operating activities	(10,576)	(14,347)
Cash flows from investing activities
Collateralization of derivative instruments	(2,664)	(106)
Purchase of marketable securities	-	(15,601)
Proceeds from the sale of marketable securities	250	28,681
Proceeds from the sale of property and equipment	56	-
Capital expenditures	(977)	(146)
Net cash (used in) provided by investing activities	(3,335)	12,828
Cash flows from financing activities
Payment of dividends	(2,626)	(2,624)
Net cash used in financing activities	(2,626)	(2,624)
Net change in cash and cash equivalents	(16,537)	(4,143)
Cash and cash equivalents at beginning of period	137,521	198,122
Cash and cash equivalents at end of period	$120,984	$193,979

Cash paid for interest	$-	$43
Cash paid for income taxes	$-	$52
Noncash investing and financing activities:
Cash dividends declared, not paid	$7,877	$-
Noncash capital expenditures	$174	$118

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

Basis of Presentation

The unaudited consolidated financial statements have been prepared by FutureFuel in accordance and consistent with the accounting policies stated in FutureFuel’s 2021 audited consolidated financial statements and should be read in conjunction with these financial statements.

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

BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  The BTC will expire December 31, 2022 based on current law.  The Company records this credit as a reduction to cost of goods sold.

Within the law of the BTC, small agri-biodiesel producers with production capacity not in excess of 60 million gallons are eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit as part of the tax provision.

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll.  The Consolidated Appropriations Act, effective January 1, 2021 broadened the eligibility of the credit.  FutureFuel is in the process of applying for this credit  and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at March 31, 2022 and December 31, 2021 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $0 and $209 for the three months ended March 31, 2022 and 2021, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $2,213 and $723 in the three months ended March 31, 2022 and 2021, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2022	December 31, 2021
Trade receivables, included in accounts receivable*	$11,076	$20,780
Contract assets, included in accounts receivable	$1,422	$362
Contract liabilities, included in deferred revenue - short-term	$6,169	$5,944
Contract liabilities, included in deferred revenue - long-term	$10,621	$13,059

*Exclusive of the BTC of $5,550 and $8,232, respectively, and net of allowances for bad debt of $55 and $67, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2022, approximately $16,790 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from two to four years. Approximately 37% of this revenue is expected to be recognized over the next 12 months, and 63% is expected to be recognized over the subsequent 36 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2022	2021
Contract revenue from customers with > 1 year arrangements	$10,142	$5,106
Contract revenue from customers with < 1 year arrangements	32,064	36,355
Revenue from non-contractual arrangements	55	55
Total revenue	$42,261	$41,516

Timing of revenue:

	Three Months Ended March 31,
	2022	2021
Bill-and-hold revenue	$9,276	$7,549
Non-bill-and-hold revenue	32,985	33,967
Total revenue	$42,261	$41,516

As of March 31, 2022, $2,743 of the three months bill and hold revenue had not shipped.  In comparison, $2,911 of bill and hold revenue recognized in the three months ended March 31, 2021 had not shipped.  In addition, we continued to hold $572 of bill and hold inventory recognized as revenue in 2021.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2022	December 31, 2021
At average cost (approximates current cost)
Finished goods	$35,741	$12,132
Work in process	931	462
Raw materials and supplies	16,256	30,117
	52,928	42,711
LIFO reserve	(15,308)	(15,791)
Total inventory	$37,620	$26,920

For the three months ended March 31, 2022, a liquidation of $2,124 occurred as we exited the pipeline business.  No liquidation occurred in the three months ended March 31, 2021.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2022 or 2021. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $9,129 and $2,625 for the three months ended March 31, 2022 and 2021, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	250	$1,051	142	$(485)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $4,348 and $1,684 at March 31, 2022 and December 31, 2021, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

The estimated fair market value of the underlying physical commodity (feedstock and finished biodiesel inventory and undelivered feedstock commitments) was $9.0 million at March 31, 2022.  This is an estimate only and not reflected in the consolidated financial statements for the three months ended March 31, 2022.  See Note 16 regarding subsequent events.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6)	MARKETABLE SECURITIES

At March 31, 2022 and December 31, 2021, FutureFuel had investments in certain marketable equity and trust preferred (debt) securities which had a fair market value of $42,751 and $47,109, respectively.  These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale.  Accordingly, these securities were recorded at fair value of $3,839 and $3,902 at March 31, 2022 and December 31, 2021, respectively, with the unrealized gains of $163 and $226, net of taxes, as a component of stockholders' equity.

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended March 31, 2022 and 2021, was a loss reported as a component of net income in the amount of $4,100 and $1,765, respectively.

The aggregate fair value of debt securities with unrealized losses totaled $0 at March 31, 2022 and  December 31, 2021.

The Company determined an allowance for credit losses for these debt securities was not necessary as of March 31, 2022. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the three months ended March 31, 2022 or 2021.

The debt securities held at March 31, 2022, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2022 and December 31, 2021.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2022	Level 1	Level 2	Level 3
Derivative instruments	$1,051	$1,051	$-	$-
Preferred stock and other equity instruments	$38,912	$38,912	$-	$-
Trust preferred stock	$3,839	$3,839	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2021	Level 1	Level 2	Level 3
Derivative instruments	$(485)	$(485)	$-	$-
Preferred stock and other equity instruments	$43,288	$43,288	$-	$-
Trust preferred stock	$3,902	$3,902	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2022	December 31, 2021
Accrued employee liabilities	$2,983	$3,347
Accrued property, franchise, motor fuel and other taxes	1,057	1,912
Lease liability, current	575	644
Other	549	178
Total	$5,164	$6,081

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at March 31, 2022 or December 31, 2021.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2022	2021
Income tax (benefit) provision	$(704)	$(4,387)
Effective tax rate	5.4%	33.3%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company’s effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by the assessment that the carryforwards of its 2022 net operating loss and tax credits would not more likely than not be realizable in full.  Because the tax benefit of the year to date loss is greater than the anticipated realizable value of tax benefit of the full year loss, the year to date benefit has been limited to the anticipated full year benefit pursuant to ASC 740.

Additionally, the net income tax benefit for the three months ended March 31, 2022 was unfavorably impacted by the recognition of tax expense for valuation allowances against various tax attributes existing at January 1, 2022.   The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of capital losses, state tax credits, and state net operating losses expiring in the next ten years are not more likely than not to be realized.

In the three months ended March 31, 2021, because the Company was unable to reliably estimate its annual effective tax rate, the tax benefit was determined by applying an actual year-to-date effective rate to year-to-date pretax income.  The effective tax rate for the three months ended March 31, 2021 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit. While the Company remains eligible for these credits in 2022, realizability concerns have limited their impacts on the effective rate.

11)	EARNINGS PER SHARE

In the three months ended March 31, 2022 and 2021, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted losses) per common share were computed as follows:

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(12,398)	$(8,773)
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,743,243
Effect of dilutive securities:
Stock options and other awards	-	-
Weighted average shares outstanding – diluted	43,763,243	43,743,243

Basic loss per share	$(0.28)	$(0.20)
Diluted loss per share	$(0.28)	$(0.20)

For the three months ended March 31, 2022 and 2021, 24,000 and 44,000 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive.

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

During 2021, a related party managed natural gas purchases for FutureFuel, initially paid for the natural gas, and subsequently invoiced FutureFuel for the same plus a nominal fee for such services.  The natural gas matter as discussed in Note 15, Legal Matters, is in reference to the natural gas supplier, not the related party.

13)	SEGMENT INFORMATION

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

FutureFuel employs derivative instruments to manage biofuel commodity trading risk.  See Note 5 for additional discussion regarding the fair market value of unsold inventory and undelivered feedstock commitments at March 31, 2022.

Summary of business by segment

	Three Months Ended March 31,
	2022	2021
Revenue
Custom chemicals	$15,715	$10,675
Performance chemicals	5,846	5,435
Chemicals revenue	21,561	16,110
Biofuels revenue	20,700	25,406
Total Revenue	$42,261	$41,516

Segment gross (loss) profit
Chemicals	$5,418	$(1,301)
Biofuels	(12,573)	(9,435)
Total gross loss	$(7,155)	$(10,736)

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14)	RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Issued Accounting Standards Adopted

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

15)	LEGAL MATTERS

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

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers in 2021.  At this time, the company is disputing the February 2021 natural gas bill, and payment thereof is pending further investigation.

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the three months ended March 31, 2021.  However, as discussed in Note 12, Related Party Transactions, the natural gas supplier is not a related party of FutureFuel.

16)	SUBSEQUENT EVENT

FutureFuel maintained a significant inventory position at March 31, 2022 for its biofuels segment consisting of finished biodiesel and feedstock purchase commitments.  The Company uses derivative instruments to hedge commodity risk as described in Note 5.  Due to unprecedented volatility in the New York Mercantile Exchange May heating oil contract, FutureFuel incurred approximately $12 million of realized derivative losses during April and it is uncertain what additional costs will be incurred subsequently.  These costs likely will not be fully recovered when the physical inventory is sold.

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

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost.  We do not purchase RINs.  As of March 31, 2022, we held 3.6 million D4 RINs with a market value of $5,314.

COVID-19

During the COVID-19 pandemic, our objectives have been to protect the well-being of our employees, support our customers, obtain materials from our suppliers, and maintain our manufacturing operations. While the pandemic has reduced the overall level of activity across much of the economy, we have largely met these objectives.

As the pandemic has evolved, we have seen its effects disrupt supply chains and labor markets in often unpredictable ways. The three principles areas where COVID-19 may still negatively impact our financial performance are customer demand, raw material procurement, and our ability to operate our manufacturing facility.

Customer Demand – Several of our major chemical customers sell the products we produce for them into markets that have been impacted by COVID-19, particularly the energy and automotive markets.  However, demand on the whole has recovered from the immediate disruption caused by COVID-19, although it has not yet returned to pre-pandemic volumes. COVID-19 is only one of many factors influencing the energy markets at the moment and we closely align our biodiesel production to match that demand when margins are positive.

Supply Chain Impact –  Our initial concern was that supplier shutdowns might result in raw material or input shortages and negatively impact our ability to manufacture products and meet our customers’ demands. While we have managed supply such that our operations have not been significantly hindered by shortages, timing of deliveries and supply chain disruptions have on occasion tempered demand from our customers.

Operations Impact - Two years into the pandemic, we have shown that our mitigation measures have been pragmatic and effective, even at the height of the Omicron variant. However, each wave has presented different challenges and we will remain agile and flexible in our response to any future variant or surge. To date we have had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands.

COVID-19 will be with us for some time, either as an on-going outbreak or as a future threat. As such, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2022	2021	Change	Change
Revenue	$42,261	$41,516	$745	2%
Loss from operations	$(9,607)	$(13,058)	$3,451	(26%)
Net loss	$(12,398)	$(8,773)	$(3,625)	(41%)
Earnings per common share:
Basic	$(0.28)	$(0.20)	$(0.08)	(40%)
Diluted	$(0.28)	$(0.20)	$(0.08)	(40%)
Adjusted EBITDA	$2,098	$(7,825)	$9,923	NA

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

Additionally, we invest in marketable securities of certain debt securities (trust preferred stock ) and in preferred stock and other equity instruments. The realized and unrealized gains and losses on these marketable securities can fluctuate significantly from period to period. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
Net loss	$(12,398)	$(8,773)
Depreciation	2,570	2,608
Interest and dividend income	(664)	(1,005)
Non-cash interest expense and amortization of deferred financing costs	32	32
Loss on disposal of property and equipment	6	-
Loss on derivative instruments	9,129	2,625
Loss on marketable securities	4,127	1,075
Income tax benefit	(704)	(4,387)
Adjusted EBITDA	$2,098	$(7,825)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(10,576)	$(14,347)
Benefit for deferred income taxes	719	4,402
Interest and dividend income	(664)	(1,005)
Income tax benefit	(704)	(4,387)
Loss on derivative instruments	9,129	2,625
Change in fair value of derivative instruments	1,536	695
Change in operating assets and liabilities, net	2,658	4,192
Adjusted EBITDA	$2,098	$(7,825)

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2022	2021	Amount	%

Revenues	$42,261	$41,516	$745	1.8%
Volume/product mix effect			$(10,178)	(24.5%)
Price effect			$10,923	26.3%

Gross loss	$(7,155)	$(10,736)	$3,581	33.4%
Operating expenses	(2,452)	(2,322)	130	5.6%
Other expense	(3,495)	(102)	3,393	3,326.5%
Income tax benefit	(704)	(4,387)	3,683	(84.0%)
Net loss	$(12,398)	$(8,773)	$(3,625)	(41.	3%)

Consolidated revenue in the three months ended March 31, 2022 increased 1.8% or $745 compared to the three months ended March 31, 2021. This increase resulted from increased sales prices in both the chemicals and biofuels segments and increased sales volume in the chemical segment which was partially offset by reduced sales volumes in the biofuel segment.

Gross loss in the three months ended March 31, 2022 was $7,155 as compared to $10,736 in the three months ended March 31, 2021. This decline primarily resulted from the change in the activity in derivative instruments with a loss of $9,129 in the three months ended March 31, 2022, as compared to $2,625 in the three months ended March 31, 2021 whereas inventories related to this change have not yet been sold. See note 5 to our consolidated financial statements. Affordable feedstocks were acquired and converted to biodiesel which will be sold mostly in the three months ended June 30, 2022.  Partially reducing gross losses was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $481 in the three months ended March 31, 2022 as compared to a decrease of $3,913 in the prior year quarter.  See note 4 of our consolidated financial statements for additional detail. In addition, the prior year quarter was negatively impacted by the exorbitant natural gas prices invoiced from Winter Storm Uri which resulted in an addition to cost of goods sold of $7,800 with a reduction in production volumes given the natural gas curtailment.

Operating expenses

Operating expenses increased $130 in the three months ended March 31, 2022, as compared to the three-months ended March 31, 2021. This slight increase was primarily from increased compensation expense.

Other expense

Other expense was $3,495 in the three months ended March 31, 2022, as compared to the same period of the prior year of $102 which was primarily from the change in unrealized losses on marketable securities.

Income tax benefit

The Company’s effective tax rate for the three months ended March 31, 2022 was unfavorably impacted by the assessment that the carryforwards of its 2022 net operating loss and tax credits would not more likely than not be realizable in full.  Because the tax benefit of the year to date loss is greater than the anticipated realizable value of tax benefit of the full year loss, the year to date benefit has been limited to the anticipated full year benefit pursuant to ASC 740.  In contract, because the Company was unable to reliably estimate its annual effective tax rate for the three months ended March 31, 2021, the tax benefit was determined by applying an actual year-to-date effective rate to year-to-date pretax income. The effective tax rate for the three months ended March 31, 2021 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit. While the Company remains eligible for these credits in 2022, realizability concerns have limited their impacts on the effective rate.

Additionally, the net income tax benefit for the three months ended March 31, 2022 was unfavorably impacted by the recognition of tax expense for valuation allowances against various tax attributes existing at January 1, 2022. The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of capital losses, state tax credits, and state net operating losses expiring in the next ten years are not more likely than not to be realized.

Chemical Segment

	Three Months Ended March 31,
			Change
	2022	2021	Amount	%

Revenues	$21,561	$16,110	$5,451	33.8%
Volume/product mix effect			$1,190	7.4%
Price effect			$4,261	26.4%

Gross profit (loss)	$5,418	$(1,301)	$6,719	NA

Chemical revenue in the three months ended March 31, 2022 increased 33.8% or $5,451 compared to the three months ended March 31, 2021. Revenue for our custom chemicals (unique chemicals produced under contract for specific customers) for the three months ended March 31, 2022 totaled $15,715, an increase of $5,040 from the same period in 2021.  Two custom chemicals used in the energy and microbial control industries experienced stronger volumes and higher selling prices.  Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $5,846, an increase of $411 from the three months ended March 31, 2021. This increase was from increased sales volume of glycerin partially offset by the production timing of certain products which are produced batch-wise during the course of the year.  There was also a weaker market for our monomer additive.

Gross profit for the chemical segment for the three months ended March 31, 2022, increased $6,719 when compared to the same period of 2021 from increased sales as noted above and the absence of the unusually high natural gas price in the prior year period.

Biofuels Segment

	Three Months Ended March 31,
			Change
	2022	2021	Amount	%

Revenues	$20,700	$25,406	$(4,706)	(18.5%)
Volume/product mix effect			$(11,368)	(44.7%)
Price effect			$6,662	26.2%

Gross loss	$(12,573)	$(9,435)	$(3,138)	(33.3%)

Biofuels revenue in the three months ended March 31, 2022 decreased 18.5% or $4,706 as compared to the same period of 2021. The biodiesel and biodiesel blend volumes decreased as compared to the prior year, primarily from the availability of economical feedstock. Offsetting this volume decrease as compared to the same period of 2021, was higher selling prices with the overall improvement in the fuel industry and from improved RIN prices.

A significant portion of our biodiesel sold was to one major refiner/blender in the three months ended March 31, 2022 and to two major refiners in the first quarter of 2021.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $12,573 in the three months ended March 31, 2022, an increased loss of $3,138 from the same period of 2021.  This increased loss was from: i) the change in the activity in derivative instruments with a loss of $9,129 in the three months ended March 31, 2022, as compared to $2,625 in the three months ended March 31, 2021 whereas inventories related to this change have not yet been sold (See note 5 of our consolidated financial statements), and ii) a reduction in biodiesel margins.  Partially offsetting the gross losses were i) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to an increase in gross profit in the same period of 2021; this adjustment decreased gross losses this period $967 as compared to $3,243 in the same prior year period.  Also note, the loss in the three months ended March 31, 2021 was driven by Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption.

In regards to our derivative activity, we recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. The realized and unrealized derivative gains and losses are recorded as cost of goods sold. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	March 31, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	250	$1,051	142	$(485)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2022 and 2021 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $9,276 and $7,549 for the three months ended March 31, 2022 and 2021, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2022 and 2021 are set forth in the following table.

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(10,576)	$(14,347)
Net cash (used in) provided by investing activities	$(3,335)	$12,828
Net cash used in financing activities	$(2,626)	$(2,624)

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

Operating Activities

Cash used in operating activities was $10,576 in the three months ended March 31, 2022 as compared to $14,347 in the same period of 2021. This increase was primarily attributable to the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash inflow of $16,466 in the three months ended March 31, 2022 compared to the same period of 2021 primarily from the timing of customer payments.  Partially offsetting cash inflow was a net change in accounts payable, including accounts payable-related parties, demonstrating a cash outflow of $12,757 primarily from the timing of vendor payments. Also note, cash used for inventories was similar in each three-month period of 2022 and 2021, $10,700 and $11,389, respectively.

Investing Activities

Cash used by investing activities was $3,335 in the three months ended March 31, 2022 as compared to cash provided by investing activities of $12,828 in the three months ended March 31, 2021.  Of the $16,163 of change, $12,830 was the result of a decrease in net sales of marketable securities.  Such net sales totaled $250, in the first three months of 2022, compared to $13,080 in net sales in the first three months of 2021.  The remaining change resulted from an increase in the collateralization of derivative instruments of $2,558 and an increase in capital expenditures of $831.

Financing Activities

Cash used in financing activities was $2,626 and $2,624 in the three months ended March 31, 2022 and 2021, respectively, for payments of dividends on our common stock.

Credit Facility

We have a credit agreement with a syndicated group of commercial banks for $100,000 as amended on March 30, 2020. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on March 30, 2025. See Note 9 to our consolidated financial statements for additional information regarding our Credit Agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

On February 1, 2022, we declared a quarterly cash dividend program of $0.06 per common share.  In the three months ended March 31, 2022 and 2021, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in the three months ended March 31, 2022 and $2,624 in the three months ended March 31, 2021.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular dividends will be paid in 2022, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2022 and December 31, 2021, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $42,751 and $47,190 at March 31, 2022 and December 31, 2021, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2022 and December 31, 2021. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2022 or December 31, 2021 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2022 or 2021. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2022 and December 31, 2021, the fair values of our derivative instruments were a net asset of $1,051 and a net liability of $485, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2022. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	69,513	LB	10.0%	4,053	56.6%
Methanol	10,661	LB	10.0%	223	3.1%
Natural gas	364	MCF	10.0%	202	2.8%
Electricity	27	MWH	10.0%	116	1.8%
Sodium methylate	2,204	LB	10.0%	108	1.5%
Coal	9	Ton	10.0%	79	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2022. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at March 31, 2022 or December 31, 2021 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at March 31, 2022 were not effective as described below to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In the course of preparing the Company’s financial statements for the Form 10-Q, our management concluded that the following is a material weakness in internal control over financial reporting.

The Company’s income tax provision for the three months ended March 31, 2022 was prepared by a related party who failed to properly calculate the income tax valuation allowance and this error was not identified upon review.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its financial statements would not be prevented or detected on a timely basis. These deficiencies could result in misstatements to our financial statements that would be material and would not be prevented or detected on a timely basis.

To remediate this deficiency, we plan to utilize a third party to review the valuation allowance for the life of the net operating losses, as well as timely completion of review controls.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2021 filed with the SEC on March 15, 2022.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2021 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Chief
Executive Officer

Date: May 9, 2022

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 9, 2022