Form 10-Q
period 2022-06-30
FutureFuel Corp.
filed 2022-08-08
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2022: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$129,154	$137,521
Accounts receivable, inclusive of the blenders' tax credit of $13,084 and $8,232, at June 30, 2022 and December 31, 2021, respectively, and net of allowances for bad debt of $87 and $67 at June 30, 2022 and December 31, 2021, respectively	37,488	29,316
Accounts receivable – related parties	78	58
Inventory	31,584	26,920
Income tax receivable	9,780	9,760
Prepaid expenses	1,815	3,588
Prepaid expenses – related parties	12	4
Marketable securities	39,426	47,190
Other current assets	3,506	1,476
Total current assets	252,843	255,833
Property, plant and equipment, net	79,145	82,901
Other assets	5,398	5,596
Total noncurrent assets	84,543	88,497
Total Assets	$337,386	$344,330
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $890, respectively	$33,814	$14,912
Accounts payable – related parties	8,237	7,911
Deferred revenue – current	8,091	6,151
Dividends payable	5,252	-
Accrued expenses and other current liabilities	5,422	6,081
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	60,816	35,056
Deferred revenue – non-current	12,046	16,755
Noncurrent deferred income tax liability	167	1,870
Other noncurrent liabilities	1,551	1,721
Total noncurrent liabilities	13,764	20,346
Total liabilities	74,580	55,402
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of June 30, 2022 and December 31, 2021	4	4
Accumulated other comprehensive income	61	178
Additional paid in capital	282,443	282,443
Retained earnings (accumulated deficit)	(19,702)	6,303
Total stockholders’ equity	262,806	288,928
Total Liabilities and Stockholders’ Equity	$337,386	$344,330

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$117,640	$73,813	$159,714	$114,971
Revenue – related parties	156	305	343	663
Cost of goods sold	113,798	69,760	161,017	111,138
Cost of goods sold – related parties	1,956	2,727	3,216	11,937
Distribution	1,024	1,633	1,908	3,242
Distribution – related parties	41	41	94	96
Gross profit (loss)	977	(43)	(6,178)	(10,779)
Selling, general, and administrative expenses
Compensation expense	701	523	1,357	1,051
Other expense	886	469	1,849	1,322
Related party expense	150	170	304	337
Research and development expenses	755	798	1,434	1,572
Total operating expenses	2,492	1,960	4,944	4,282
Loss from operations	(1,515)	(2,003)	(11,122)	(15,061)
Interest and dividend income	747	790	1,411	1,795
Interest expense	(33)	(32)	(65)	(64)
(Loss) gain on marketable securities	(3,239)	1,612	(7,366)	537
Other expense	(2)	(1,355)	(2)	(1,355)
Other (expense) income	(2,527)	1,015	(6,022)	913
Loss before taxes	(4,042)	(988)	(17,144)	(14,148)
Income tax benefit	(938)	(4,469)	(1,642)	(8,856)
Net (loss) income	$(3,104)	$3,481	$(15,502)	$(5,292)

Earnings (loss) per common share
Basic	$(0.07)	$0.08	$(0.35)	$(0.12)
Diluted	$(0.07)	$0.08	$(0.35)	$(0.12)
Weighted average shares outstanding
Basic	43,763,243	43,754,232	43,763,243	43,748,768
Diluted	43,763,243	43,754,422	43,763,243	43,748,768

Comprehensive income (loss)
Net (loss) income	$(3,104)	$3,481	$(15,502)	$(5,292)
Other comprehensive (loss) income from unrealized net (losses) gains on available-for-sale debt securities	(86)	60	(148)	-
Income tax effect	18	(16)	31	-
Total other comprehensive (loss) income, net of tax	(68)	44	(117)	-
Comprehensive (loss) income	$(3,172)	$3,525	$(15,619)	$(5,292)

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2022
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings (Deficit)	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978
Other comprehensive loss	-	-	(68)	-	-	(68)
Net loss	-	-	-	-	(3,104)	(3,104)
Balance - June 30, 2022	43,763,243	$4	$61	$282,443	$(19,702)	$262,806

	For the Six Months Ended June 30, 2021
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	Paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings (Deficit)	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050
Cash dividends declared, $2.50 per share	-	-	-	-	(109,408)	(109,408)
Proceeds for the issuance of stock	20,000	-	-	231	-	231
Other comprehensive income	-	-	60	-	-	60
Net income	-	-	-	-	3,481	3,481
Balance - June 30, 2021	43,763,243	$4	$208	$282,446	$(25,244)	$257,414

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(15,502)	$(5,292)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,276	5,231
Amortization of deferred financing costs	48	47
Benefit for deferred income taxes	(1,672)	(8,881)
Change in fair value of equity securities	7,339	222
Change in fair value of derivative instruments	(2,388)	1,136
(Gain) loss on the sale of investments	27	(758)
Loss on disposal of property and equipment	50	-
Impairment of intangible asset	-	1,315
Noncash interest expense	17	16
Changes in operating assets and liabilities:
Accounts receivable	(8,172)	(9,946)
Accounts receivable – related parties	(20)	1,405
Inventory	(4,664)	(19,625)
Income tax receivable	(20)	801
Prepaid expenses	1,773	1,977
Prepaid expenses – related parties	(8)	(12)
Other assets	125	635
Accounts payable	19,171	23,074
Accounts payable – related parties	326	7,959
Accrued expenses and other current liabilities	(659)	7
Accrued expenses and other current liabilities – related parties	(1)	-
Deferred revenue	(2,769)	(1,318)
Other noncurrent liabilities	(187)	(342)
Net cash used in operating activities	(1,910)	(2,349)
Cash flows from investing activities
Collateralization of derivative instruments	383	(2,060)
Purchase of marketable securities	-	(19,170)
Proceeds from the sale of marketable securities	250	37,873
Proceeds from the sale of property and equipment	56	-
Proceeds from the sale of intangible asset	-	93
Capital expenditures	(1,895)	(488)
Net cash (used in) provided by investing activities	(1,206)	16,248
Cash flows from financing activities
Proceeds from the issuance of stock	-	231
Payment of dividends	(5,251)	(114,658)
Net cash used in financing activities	(5,251)	(114,427)
Net change in cash and cash equivalents	(8,367)	(100,528)
Cash and cash equivalents at beginning of period	137,521	198,122
Cash and cash equivalents at end of period	$129,154	$97,594

Cash paid for interest	$-	$43
Cash paid for income taxes	$276	$79
Noncash investing and financing activities:
Noncash capital expenditures	$95	$51
Noncash operating leases	$-	$269

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at June 30, 2022 and December 31, 2021 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $0 and $320 and $0 and $529 for the three and six months ended  June 30, 2022 and 2021, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $961 and $1,014 for the three months, and $3,173 and $1,737 for the six months ended June 30, 2022 and 2021, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2022	December 31, 2021
Trade receivables, included in accounts receivable*	$23,756	$20,780
Contract assets, included in accounts receivable	$726	$362
Contract liabilities, included in deferred revenue - short-term	$7,368	$5,944
Contract liabilities, included in deferred revenue - long-term	$8,461	$13,059

*Exclusive of the BTC of $13,084 and $8,232, respectively, and net of allowances for bad debt of $87 and $67, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2022, approximately $15,829 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from two to four years. Approximately 47% of this revenue is expected to be recognized over the next 12 months, and 53% is expected to be recognized over the subsequent 36 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contract revenue from customers with > 1-year arrangements	$6,148	$5,771	$16,290	$10,877
Contract revenue from customers with < 1-year arrangements	111,592	68,291	143,656	104,646
Revenue from non-contractual arrangements	56	56	111	111
Total revenue	$117,796	$74,118	$160,057	$115,634

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Bill-and-hold revenue	$7,971	$7,878	$17,247	$15,427
Non-bill-and-hold revenue	109,825	66,240	142,810	100,207
Total revenue	$117,796	$74,118	$160,057	$115,634

As of June 30, 2022, $3,491 of the bill and hold revenue had not shipped.  In comparison, $3,421 of bill and hold revenue as of  June 30, 2021 had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2022	December 31, 2021
At average cost (approximates current cost)
Finished goods	$22,435	$12,132
Work in process	942	462
Raw materials and supplies	28,822	30,117
	52,200	42,711
LIFO reserve	(20,616)	(15,791)
Total inventory	$31,584	$26,920

For the six months ended June 30, 2022, a LIFO liquidation of $2,124 occurred as we exited the pipeline business.  No LIFO liquidation occurred in the six months ended June 30, 2021.

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $17,476 and $26,605 for the three and six months ended June 30, 2022, respectively and a loss of $5,405 and $8,029 for the three months and six months ended June 30, 2021, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	190	$1,902	142	$(485)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,301 and $1,684 at June 30, 2022 and December 31, 2021, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

The estimated fair market value of the underlying physical commodity (feedstock and finished biodiesel inventory and undelivered feedstock commitments) was $5.8 million at June 30, 2022.  This is an estimate only and not reflected in the consolidated financial statements for the six months ended June 30, 2022.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6)	MARKETABLE SECURITIES

At June 30, 2022 and December 31, 2021, FutureFuel had investments in certain marketable equity and trust preferred (debt) securities which had a fair market value of $39,426 and $47,109, respectively.  These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale.  Accordingly, these securities were recorded at fair value of $3,754 and $3,902 at June 30, 2022 and December 31, 2021, respectively, with net unrealized gains of $77 and $226, net of taxes, as a component of stockholders' equity.

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended June 30, 2022 and 2021, was reported as a component of net income with a loss of $3,239 and a gain of $1,543, respectively.  The change in the fair value of marketable equity securities (preferred and other equity instruments) for the six months ended June 30, 2022 and 2021, was a loss of $7,339 and $222, respectively.

The aggregate fair value of debt securities with unrealized losses totaled $335 at June 30, 2022 and $0 at December 31, 2021.

The Company determined an allowance for credit losses for these debt securities was not necessary as of June 30, 2022. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the six months ended June 30, 2022 or 2021.

The debt securities held at June 30, 2022, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2022 and December 31, 2021.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2022	Level 1	Level 2	Level 3
Derivative instruments	$1,902	$1,902	$-	$-
Preferred stock and other equity instruments	$35,672	$35,672	$-	$-
Trust preferred stock	$3,754	$3,754	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2021	Level 1	Level 2	Level 3
Derivative instruments	$(485)	$(485)	$-	$-
Preferred stock and other equity instruments	$43,288	$43,288	$-	$-
Trust preferred stock	$3,902	$3,902	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2022	December 31, 2021
Accrued employee liabilities	$3,208	$3,347
Accrued property, franchise, motor fuel and other taxes	1,210	1,912
Lease liability, current	492	644
Other	512	178
Total	$5,422	$6,081

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at June 30, 2022 or December 31, 2021.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax benefit	$(938)	$(4,469)	$(1,642)	$(8,856)
Effective tax rate	23.2%	452.3%	9.6%	62.6%

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company’s effective tax rate for the six months ended June 30, 2022 was unfavorably impacted by the assessment that the carryforwards of its 2022 net operating loss and tax credits would not more likely than not be realizable in full.  Because the tax benefit of the year-to-date loss is greater than the anticipated realizable value of tax benefit of the full year loss, the year-to-date benefit has been limited to the anticipated full year benefit pursuant to ASC 740.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of capital losses, state tax credits, and state net operating losses expiring in the next ten years do not meet the realizability standard of more likely than not.  This assessment was modified in the second quarter, when a reduction in the forecasted annual tax loss facilitated the release of some of the valuation allowance established in the first quarter.

In the three and six months ended June 30, 2021, because the Company was unable to reliably estimate its annual effective tax rate, the tax benefit was determined by applying an actual year-to-date effective rate to year-to-date pretax income.  The effective tax rate for the three and six months ended June 30, 2021 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit. While the Company remains eligible for these credits in 2022, realizability concerns have limited their impacts on the effective rate.

11)	EARNINGS PER SHARE

In the three and six months ended June 30, 2022 and 2021, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted (losses) earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income	$(3,104)	$3,481	$(15,502)	$(5,292)
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,754,232	43,763,243	43,748,768
Effect of dilutive securities:
Stock options and other awards	-	190	-	-
Weighted average shares outstanding – diluted	43,763,243	43,754,422	43,763,243	43,748,768

Basic (loss) earnings per share	$(0.07)	$0.08	$(0.35)	$(0.12)
Diluted (loss) earnings per share	$(0.07)	$0.08	$(0.35)	$(0.12)

In the three and six months ended June 30, 2022, 12,000 and 24,000 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive.  In the three and six months ended June 30, 2021, 11,905 and 33,905 options were excluded, respectively.

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

FutureFuel employs derivative instruments to manage biofuel commodity trading risk.  See Note 5 for additional discussion regarding the fair market value of unsold inventory and undelivered feedstock commitments at June 30, 2022.

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Custom chemicals	$12,266	$12,260	$27,981	$22,935
Performance chemicals	5,928	3,287	11,774	8,722
Chemicals revenue	18,194	15,547	39,755	31,657
Biofuels revenue	99,602	58,571	120,302	83,977
Total Revenue	$117,796	$74,118	$160,057	$115,634

Segment gross (loss) profit
Chemicals	$4,196	$4,285	$9,614	$2,984
Biofuels	(3,219)	(4,328)	(15,792)	(13,763)
Total gross (loss) profit	$977	$(43)	$(6,178)	$(10,779)

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

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the six months ended June 30, 2021.  However, as discussed in Note 12, Related Party Transactions, the natural gas supplier is not a related party of FutureFuel.

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

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost.  We do not purchase RINs.  As of June 30, 2022, we held 2.8 million D4 RINs with a market value of $4,943.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
Revenue	$117,796	$74,118	$43,678	59%
Loss from operations	$(1,515)	$(2,003)	$488	(24%)
Net (loss) income	$(3,104)	$3,481	$(6,585)	n/a
(Loss) earnings per common share:
Basic	$(0.07)	$0.08	$(0.15)	n/a
Diluted	$(0.07)	$0.08	$(0.15)	n/a
Adjusted EBITDA	$18,709	$4,668	$14,041	(301%)

	Six Months Ended June 30,
			Dollar	%
	2022	2021	Change	Change
Revenue	$160,057	$115,634	$44,423	38%
Loss from operations	$(11,122)	$(15,061)	$3,939	26%
Net loss	$(15,502)	$(5,292)	$(10,210)	(193%)
Loss per common share:
Basic	$(0.35)	$(0.12)	$(0.23)	(192%)
Diluted	$(0.35)	$(0.12)	$(0.23)	(192%)
Adjusted EBITDA	$20,807	$(3,157)	$(23,964)	n/a

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(3,104)	$3,481	$(15,502)	$(5,292)
Depreciation	2,706	2,623	5,276	5,231
Interest and dividend income	(747)	(790)	(1,411)	(1,795)
Non-cash interest expense and amortization of deferred financing costs	33	31	65	63
Losses on disposal of property and equipment	44	-	50	-
Loss on derivative instruments	17,476	5,404	26,605	8,029
(Loss) gain on marketable securities	3,239	(1,612)	7,366	(537)
Income tax benefit	(938)	(4,469)	(1,642)	(8,856)
Adjusted EBITDA	$18,709	$4,668	$20,807	$(3,157)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,910)	$(2,349)
Benefit for deferred income taxes	1,672	8,881
Interest and dividend income	(1,411)	(1,795)
Income tax benefit	(1,642)	(8,856)
Loss on derivative instruments	26,605	8,029
Change in fair value of derivative instruments	2,388	(1,136)
Change in operating assets and liabilities, net	(4,895)	(4,615)
Impairment of intangible asset	-	(1,315)
Other	-	(1)
Adjusted EBITDA	$20,807	$(3,157)

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$117,796	$74,118	$43,678	58.9%	$160,057	$115,634	$44,423	38.4%
Volume/product mix effect			(4,552)	(6.1%)			(14,730)	(12.7%)
Price effect			48,230	65.1%			59,153	51.2%

Gross profit (loss)	977	(43)	1,020	n/a	(6,178)	(10,779)	4,601	42.7%
Operating expenses	(2,492)	(1,960)	(532)	27.1%	(4,944)	(4,282)	(662)	15.5%
Other (expense) income	(2,527)	1,015	(3,542)	n/a	(6,022)	913	(6,935)	n/a
Income tax benefit	(938)	(4,469)	(3,531)	(79%)	(1,642)	(8,856)	7,214	(81.5%)
Net (loss) income	$(3,104)	$3,481	$(6,585)	n/a	$(15,502)	$(5,292)	$(10,210)	(192.9%)

Consolidated revenue in the three and six months ended June 30, 2022 increased $44 million compared to the three and six months ended June 30, 2021. This increase resulted from increased sales prices in the biofuels segment, and to a lesser extent, from increased prices in the chemicals segment.  This increase was partially reduced by lower sales volumes in biofuels for both the three-and six-month periods and from lower sales volumes in the chemical segment in the three-month period ending June 30, 2022.

Gross profit in the three months ended June 30, 2022 increased $1.0 million as compared to the same periods of 2021. The increase primarily resulted from improved margins from the biofuels segment.  Mostly offsetting this increase was the change in the activity in derivative instruments with a loss of $17.5 million in the current three-month period, as compared to $5.4 million in the same period of 2021.  We experienced unprecedented volatility in the heating oil futures market which resulted in losses that were not fully recoverable on fuel sold. We have since amended our derivative strategy to help mitigate reoccurrence.

Gross profit for the six months ended June 30, 2022 increased $4.6 million as compared to the same period of 2021. This increase primarily resulted from improved margins from biofuels and the prior year period included exorbitantly high natural gas prices experienced in the February 2021 from Winter Storm Uri.  Mostly offsetting this increase was the change in the activity in derivative instruments with a loss of $26.6 million in the current six-month period (from the unprecedented volatility noted previously), as compared to $8.0 million in the same period of 2021.

Also impacting gross profit in both the three-and six-month periods ended June 30, 2022 as compared to the same period of 2021, was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.   In the three months ended June 30, 2022 and 2021, this adjustment decreased gross profit $5.3 million and $3.1 million, respectively. In the six months ended June 30, 2022 and 2021, this adjustment decreased gross profit $4.8 million and $7.0 million, respectively.  The change for the six months ended June 30, 2022 was inclusive of a liquidation of LIFO inventory from our biofuel segment as stated in note 4 to our consolidated financial statements.

Operating expenses

Operating expenses increased $0.5 million and $0.7 million in the three and six months ended June 30, 2022, as compared to the same periods of 2021. This increase was primarily from increased administrative fees and compensation expense.

Other (expense) income

Other (expense) income reduced income $3.5 million and $6.9 million in the three and six months ended June 30, 2022 as compared to the same periods of 2021.  This reduction in both periods was primarily from unrealized losses on marketable securities.  In addition, an impairment charge for an intangible asset reduced other income in the prior year periods by $1.4 million.

Income tax benefit

The Company’s effective tax rate for the six months ended June 30, 2022 was unfavorably impacted by the assessment that the carryforwards of its 2022 net operating loss and tax credits would not more likely than not be realizable in full.  Because the tax benefit of the year-to-date loss is greater than the anticipated realizable value of tax benefit of the full year loss, the year-to-date benefit has been limited to the anticipated full year benefit pursuant to ASC 740.  In contrast, because the Company was unable to reliably estimate its annual effective tax rate for the three and six months ended June 30, 2021, the tax benefit was determined by applying an actual year-to-date effective rate to year-to-date pretax income. The effective tax rate for the three and six months ended June 30, 2021 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit. While the Company remains eligible for these credits in 2022, realizability concerns have limited their impacts on the effective rate.

Additionally, the net income tax benefit for the six months ended June 30, 2022 was unfavorably impacted by the recognition of tax expense for valuation allowances against various tax attributes existing at January 1, 2022. The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first six months of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of capital losses, state tax credits, and state net operating losses expiring in the next ten years are not more likely than not to be realized.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$18,194	$15,547	$2,647	17.0%	$39,755	$31,657	$8,098	25.6%
Volume/product mix effect			$(1,316)	(8.5%)			$(126)	(0.4%)
Price effect			$3,963	25.5%			$8,224	26.0%

Gross profit	$4,196	$4,285	$(89)	(2.1%)	$9,614	$2,984	$6,630	222.2%

Chemical revenue in the three and six months ended June 30, 2022 increased 17% or $2.6 million and 25.6% or $8.1 million compared to the three and six months ended June 30, 2021. Revenue from our custom chemicals (unique chemicals produced under contract for specific customers) for the three and six months ended June 30, 2022 totaled $12.3 million and $28.0 million, no change from the three-month comparative period and an increase of $5.0 from the six-month comparative period in 2021, respectively.  The improvement in the six-month period was driven mostly from higher selling prices.  Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $5.9 million and $11.8 million, an increase of $2.6 million and $3.1 million as compared to the same periods of 2021, respectively. The increase in the current year periods was from higher sales volume of glycerin partially offset by a weaker market for our monomer additive.

Gross profit for the chemical segment for the three months ended June 30, 2022 decreased $0.1 primarily from product mix.  For the six months ended June 30, 2022, gross profit increased $6.6 million when compared to the same periods of 2021 from increased sales as noted above and the absence of the unusually high natural gas price in the prior year period.

Biofuels Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$99,602	$58,571	$41,031	70.1%	$120,302	$83,977	$36,325	43.3%
Volume/product mix effect			$(3,236)	(5.5%)			$(14,604)	(17.4%)
Price effect			$44,267	75.6%			$50,929	60.6%

Gross (loss) profit	$(3,219)	$(4,328)	$1,109	25.6%	$(15,792)	$(13,763)	$(2,029)	(14.7%)

Biofuels revenue in the three and six months ended June 30, 2022 increased 70.1% or $41.0 million and $36.3 million as compared to the same periods of 2021, respectively. The biodiesel and biodiesel blend volumes decreased as compared to the prior year periods, primarily from the availability of economical feedstock. Offsetting these volume decreases as compared to the same period of 2021, was higher selling prices with the overall increase in the fuel market.

A significant portion of our biodiesel sold was to two major refiner/blender in the three and six months ended June 30, 2022 and 2021.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $3.2 million in the three months ended June 30, 2022, an improvement of $1.1 million as compared to the same period of 2021.  The increase primarily resulted from improved margins from the biofuels segment.  Mostly offsetting this increase was the change in the activity in derivative instruments with a loss of $17.5 million in the current three-month period, as compared to $5.4 million in the same period of 2021.  We experienced unprecedented volatility in the heating oil futures market which resulted in losses that were not fully recoverable on fuel sold. We have since amended the execution of our derivative strategy to help mitigate reoccurrence.  Also reducing gross profit was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period of 2021; this adjustment decreased gross profit this period $4.6 million as compared to a decrease in gross profit of $2.8 million in the same prior year period.

Gross losses were $15.8 million in the six months ended June 30, 2022, an increased loss of $2.0 million from the same period in 2021.  This increased loss resulted primarily from:  i) the change in the activity in derivative instruments with a loss of $26.6 million and $8.0 million in the first six months of 2022 and 2021, respectively and ii) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period of 2021; this adjustment decreased gross profit this period $3.7 million as compared to a decrease in gross profit of $6.0 million in the same prior year period.  Partially offsetting this increased loss was the unfavorable impact in the prior year of Winter Storm Uri which dramatically increased the price of natural gas and consequently reduced sales volumes when production was curtailed to minimize natural gas consumption.

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

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	June 30, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	190	$1,902	142	$(485)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and six months ended June 30, 2022 and 2021 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $7,983 and $17,259 for the three and months ended June 30, 2022.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended June 30, 2022 and 2021 are set forth in the following table.

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(1,910)	$(2,349)
Net cash (used in) provided by investing activities	$(1,206)	$16,248
Net cash used in financing activities	$(5,251)	$(114,427)

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

Operating Activities

Cash used in operating activities was $1,910 in the first six months of 2022 as compared to $2,349 in the same period of 2021. This increase in cash was attributable to the change in inventory, demonstrating a cash inflow of $14,961; the change in benefit for deferred income taxes of $7,253; and the change in fair value of equity securities of $7,117 also demonstrating cash inflows. Partially offsetting cash inflow was a net change in accounts payable, including accounts payable-related parties, demonstrating a cash outflow of $11,536 primarily from the timing of vendor payments, and the change in net income of $10,254 also demonstrating a cash out flow.

Investing Activities

Cash used by investing activities was $1,206 in the six months ended June 30, 2022 as compared to cash provided by investing activities of $16,248 in the six months ended June 30, 2021.  Of the $17,454 of change, $18,453 was the result of a decrease in net sales of marketable securities.  Such net sales totaled $250 in the first six months of 2022, compared to $18,703 in net sales in the first six months of 2021.  The remaining change resulted from an increase in the collateralization of derivative instruments of $2,443 and an increase in capital expenditures of $1,407.

Financing Activities

Cash used in financing activities was $5,251 and $114,427 in the six months ended June 30, 2022 and 2021, respectively, for payments of dividends on our common stock. This change resulted from the payment of a special dividend of $109,408 in the first six months of 2021.

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

Dividends

In the three and six months of 2022 and 2021, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock.  The regular cash dividend amounted to $2,625 in each of the periods in 2022 and $2,624 in each of the periods of 2021.  On May 10, 2021 we declared a special cash dividend of $2.50 per share and paid $109,408 on June 4, 2021.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended June 30, 2022 and December 31, 2021, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $39,426 and $47,190 at June 30, 2022 and December 31, 2021, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2022 and December 31, 2021. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2022 or December 31, 2021 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2022 and December 31, 2021, the fair values of our derivative instruments were a net asset of $1,902 and a net liability of $485, respectively.

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

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	160,076	LB	10.0%	10,533	170.5%
Methanol	25,317	LB	10.0%	524	8.5%
Natural gas	703	MCF	10.0%	449	7.3%
Electricity	51	MWH	10.0%	282	4.6%
Sodium methylate	4,786	LB	10.0%	238	3.9%
Coal	14	TON	10.0%	139	2.3%
Caustic soda	3,802	LB	10.0%	75	1.2%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2022. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at June 30, 2022 or December 31, 2021 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26, 2017)
10.2	Form of Option Agreement
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of chief principal officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

FUTUREFUEL CORP.

By:	/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

Date: August 8, 2022

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 8, 2022