Form 10-Q
period 2022-09-30
FutureFuel Corp.
filed 2022-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2022: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$171,268	$137,521
Accounts receivable, inclusive of the blenders' tax credit of $8,462 and $8,232, at September 30, 2022 and December 31, 2021, respectively, and net of allowances for bad debt of $43 and $67 at September 30, 2022 and December 31, 2021, respectively	23,719	29,316
Accounts receivable – related parties	11	58
Inventory	17,400	26,920
Income tax receivable	2,001	9,760
Prepaid expenses	877	3,588
Prepaid expenses – related parties	12	4
Marketable securities	38,753	47,190
Other current assets	3,680	1,476
Total current assets	257,721	255,833
Property, plant and equipment, net	78,405	82,901
Other assets	5,212	5,596
Total noncurrent assets	83,617	88,497
Total Assets	$341,338	$344,330
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders' tax credit rebates due customers of $890 and $890, respectively	$23,955	$14,912
Accounts payable – related parties	8,249	7,911
Deferred revenue – current	7,694	6,151
Dividends payable	2,626	-
Accrued expenses and other current liabilities	6,106	6,081
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	48,630	35,056
Deferred revenue – non-current	11,084	16,755
Noncurrent deferred income tax liability	1,569	1,870
Other noncurrent liabilities	1,479	1,721
Total noncurrent liabilities	14,132	20,346
Total liabilities	62,762	55,402
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of September 30, 2022 and December 31, 2021	4	4
Accumulated other comprehensive income	5	178
Additional paid in capital	282,489	282,443
Retained earnings (accumulated deficit)	(3,922)	6,303
Total stockholders’ equity	278,576	288,928
Total Liabilities and Stockholders’ Equity	$341,338	$344,330

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$118,108	$98,490	$277,822	$213,461
Revenue – related parties	33	192	376	855
Cost of goods sold	96,459	85,895	257,476	197,033
Cost of goods sold – related parties	873	2,889	4,089	14,826
Distribution	788	1,666	2,696	4,908
Distribution – related parties	36	40	130	136
Gross profit (loss)	19,985	8,192	13,807	(2,587)
Selling, general, and administrative expenses
Compensation expense	979	571	2,336	1,622
Other expense	995	529	2,844	1,851
Related party expense	154	136	458	473
Research and development expenses	967	814	2,401	2,386
Total operating expenses	3,095	2,050	8,039	6,332
Income (loss) from operations	16,890	6,142	5,768	(8,919)
Interest and dividend income	1,210	654	2,621	2,449
Interest expense	(32)	(32)	(97)	(96)
Loss on marketable securities	(590)	(729)	(7,956)	(192)
Other expense	(1)	(14)	(3)	(1,369)
Other income (expense)	587	(121)	(5,435)	792
Income (loss) before taxes	17,477	6,021	333	(8,127)
Income tax provision (benefit)	1,697	(3,181)	55	(12,037)
Net income	$15,780	$9,202	$278	$3,910

Earnings per common share
Basic	$0.36	$0.21	$0.01	$0.09
Diluted	$0.36	$0.21	$0.01	$0.09
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,763,243	43,753,646
Diluted	43,763,243	43,763,243	43,763,243	43,753,709

Comprehensive income
Net income	$15,780	$9,202	$278	$3,910
Other comprehensive loss from unrealized net losses on available-for-sale debt securities	(71)	(67)	(219)	(67)
Income tax effect	15	14	46	14
Total other comprehensive loss, net of tax	(56)	(53)	(173)	(53)
Comprehensive income	$15,724	$9,149	$105	$3,857

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2022
			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-in	Earnings	Stockholders’
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978
Other comprehensive loss	-	-	(68)	-	-	(68)
Net loss	-	-	-	-	(3,104)	(3,104)
Balance - June 30, 2022	43,763,243	$4	$61	$282,443	$(19,702)	$262,806
Stock based compensation				46		46
Other comprehensive loss			(56)			(56)
Net income					15,780	15,780
Balance - September 30, 2022	43,763,243	$4	$5	$282,489	$(3,922)	$278,576

	For the Nine Months Ended September 30, 2021
			Accumulated
			Other	Additional	Retained	Total
	Common Stock		Comprehensive	Paid-in	Earnings	Stockholders’
	Shares	Amount	Income (Loss)	Capital	(Deficit)	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Other comprehensive loss	-	-	(60)	-	-	(60)
Net loss	-	-	-	-	(8,773)	(8,773)
Balance - March 31, 2021	43,743,243	$4	$148	$282,215	$80,683	$363,050
Cash dividends declared, $2.50 per share	-	-	-	-	(109,408)	(109,408)
Proceeds for the issuance of stock	20,000	-	-	231	-	231
Other comprehensive income	-	-	60	-	-	60
Net income	-	-	-	-	3,481	3,481
Balance - June 30, 2021	43,763,243	$4	$208	$282,446	$(25,244)	$257,414
Other comprehensive loss	-	-	(53)			(53)
Net income	-	-			9,202	9,202
Balance - September 30, 2021	43,763,243	$4	$155	$282,446	$(16,042)	$266,563

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$278	$3,910
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,850	7,887
Amortization of deferred financing costs	72	72
Benefit from deferred income taxes	(255)	(12,190)
Change in fair value of equity securities	7,940	1,027
Change in fair value of derivative instruments	(3,053)	2,147
(Gain) loss on the sale of investments	15	(835)
Stock based compensation	46	-
Loss on disposal of property and equipment	60	11
Impairment of intangible asset	-	1,315
Noncash interest expense	-	24
Changes in operating assets and liabilities:
Accounts receivable	5,597	(5,086)
Accounts receivable – related parties	47	1,344
Inventory	9,523	(9,805)
Income tax receivable	7,759	7,895
Prepaid expenses	2,711	3,129
Prepaid expenses - related parties	(8)	(12)
Other assets	296	522
Accounts payable	9,257	13,379
Accounts payable – related parties	338	7,645
Accrued expenses and other current liabilities	25	(387)
Accrued expenses and other current liabilities – related parties	(1)	-
Deferred revenue	(4,128)	(1,652)
Other noncurrent liabilities	(242)	(513)
Net cash provided by operating activities	44,127	19,827
Cash flows from investing activities
Collateralization of derivative instruments	865	(2,518)
Purchase of marketable securities	-	(21,671)
Proceeds from the sale of marketable securities	263	40,652
Proceeds from the sale of property and equipment	61	-
Proceeds from the sale of intangible asset	-	93
Capital expenditures	(3,692)	(665)
Net cash (used in) from investing activities	(2,503)	15,891
Cash flows from financing activities
Proceeds from the issuance of stock	-	231
Payment of dividends	(7,877)	(117,284)
Net cash used in financing activities	(7,877)	(117,053)
Net change in cash and cash equivalents	33,747	(81,335)
Cash and cash equivalents at beginning of period	137,521	198,122
Cash and cash equivalents at end of period	$171,268	$116,787

Cash paid for interest	$-	$43
Cash paid for income taxes	$72	$83
Noncash investing and financing activities:
Noncash capital expenditures	$214	$32
Noncash operating leases	$-	$269

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. ("FutureFuel" or "the Company") in accordance and consistent with the accounting policies stated in the Company’s 2021 Annual Report on Form 10-K, inclusive of the audited consolidated financial statements and should be read in conjunction with these consolidated financial statements.

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

Recent Accounting Standards

No new accounting standards have been adopted recently and none are pending evaluation.

2)	GOVERNMENT TAX CREDITS

BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  The BTC was set to expire December 31, 2022. On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA provides for new and revised tax incentives for clean energy, including the extension of the BTC through December 31, 2024. The Company records this credit as a reduction to cost of goods sold.

Within the law of the BTC, small agri-biodiesel producers with production capacity not in excess of 60 million gallons are eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company recognizes this credit as part of the tax provision.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements which the company invoices upon shipping. The contract assets at September 30, 2022 and December 31, 2021 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $733 and $178 and $733 and $707 for the three and nine months ended September 30, 2022 and 2021, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $2,037 and $456 for the three months, and $5,211 and $2,192 for the nine months ended September 30, 2022 and 2021, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2022	December 31, 2021
Trade receivables, included in accounts receivable*	$14,223	$20,780
Contract assets, included in accounts receivable	$1,045	$362
Contract liabilities, included in deferred revenue - short-term	$6,971	$5,944
Contract liabilities, included in deferred revenue - long-term	$7,554	$13,059

*Exclusive of the BTC of $8,462 and $8,232, respectively, and net of allowances for bad debt of $43 and $67, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2022, approximately $14,525 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from two to four years. Approximately 48% of this revenue is expected to be recognized over the next 12 months, and 52% is expected to be recognized over the subsequent 36 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contract revenue from customers with > 1-year arrangements	$9,762	$6,232	$26,052	$17,109
Contract revenue from customers with < 1-year arrangements	108,324	92,395	251,980	197,041
Revenue from non-contractual arrangements	55	55	166	166
Total revenue	$118,141	$98,682	$278,198	$214,316

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Bill-and-hold revenue	$9,713	$9,185	$26,960	$24,612
Non-bill-and-hold revenue	108,428	89,497	251,238	189,704
Total revenue	$118,141	$98,682	$278,198	$214,316

As of September 30, 2022, $3,762 of the bill and hold revenue had not shipped.  In comparison, $3,052 of bill and hold revenue as of  September 30, 2021 had not shipped. The amount unshipped excludes contract assets discussed above.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2022	December 31, 2021
At average cost (approximates current cost)
Finished goods	$10,624	$12,132
Work in process	1,097	462
Raw materials and supplies	20,161	30,117
	31,882	42,711
LIFO reserve	(14,482)	(15,791)
Total inventory	$17,400	$26,920

For the nine months ended September 30, 2022, a LIFO liquidation of $11,049 occurred with $2,124 related to the exit of the pipeline business and $8,925 related to reduced biodiesel feedstock and finished product inventory. This liquidation of inventory increased biofuel segment profits $1,771 in the nine months ended September 30, 2022. No LIFO liquidation occurred in the nine months ended September 30, 2021.

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a gain of $4,688 and a loss of $21,917 for the three and nine months ended September 30, 2022, respectively and a loss of $2,348 and $10,377 for the three months and nine months ended September 30, 2021, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	229	$2,567	142	$(485)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $817 and $1,684 at September 30, 2022 and December 31, 2021, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

The estimated fair market value of the underlying physical commodity (feedstock and finished biodiesel inventory and undelivered feedstock commitments) was $0.7 million at September 30, 2022.  This is an estimate only and not reflected in the consolidated financial statements for the nine months ended September 30, 2022.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

6)	MARKETABLE SECURITIES

At September 30, 2022 and December 31, 2021, FutureFuel had investments in certain marketable equity and trust preferred (debt) securities which had a fair market value of $38,753 and $47,109, respectively.  These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale.  Accordingly, these securities were recorded at fair value of $3,683 and $3,902 at September 30, 2022 and December 31, 2021, respectively, with net unrealized gains of $7 and $226, net of taxes, as a component of stockholders' equity.

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended September 30, 2022 and 2021, was reported as a component of net income with a loss of $602 and $805, respectively.  The change in the fair value of marketable equity securities (preferred and other equity instruments) for the nine months ended September 30, 2022 and 2021, was a loss of $7,940 and $1,027, respectively.

The aggregate fair value of debt securities with unrealized losses totaled $1,675 at September 30, 2022 and $0 at December 31, 2021.

The Company determined an allowance for credit losses for these debt securities was not necessary as of September 30, 2022. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the nine months ended September 30, 2022 or 2021.

The debt securities held at September 30, 2022, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2022 and December 31, 2021.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2022	Level 1	Level 2	Level 3
Derivative instruments	$2,567	$2,567	$-	$-
Preferred stock and other equity instruments	$35,070	$35,070	$-	$-
Trust preferred stock	$3,683	$3,683	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2021	Level 1	Level 2	Level 3
Derivative instruments	$(485)	$(485)	$-	$-
Preferred stock and other equity instruments	$43,288	$43,288	$-	$-
Trust preferred stock	$3,902	$3,902	$-	$-

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2022	December 31, 2021
Accrued employee liabilities	$4,263	$3,347
Accrued property, franchise, motor fuel and other taxes	849	1,912
Lease liability, current	400	644
Other	594	178
Total	$6,106	$6,081

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at September 30, 2022 or December 31, 2021.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense (benefit)	$1,697	$(3,181)	$55	$(12,037)
Effective tax rate	9.7%	(52.8%)	16.5%	(148.1%)

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The Company’s effective tax rate for the nine months ended September 30, 2022 reflects the favorable impact of the BTC. This was partly offset by the derecognition of accumulated tax benefits inherent in carryforwards of certain tax attributes, as discussed below.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of federal and state net operating losses, tax credits, and capital losses, do not meet the realizability standard of more likely than not.  This assessment was modified in the second quarter, when a reduction in the forecasted annual tax loss facilitated the release of some of the valuation allowance established in the first quarter.

In the three and nine months ended September 30, 2021, because the Company was unable to reliably estimate its annual effective tax rate, the tax benefit was determined by applying an actual year-to-date effective rate to year-to-date pretax income.  The effective tax rate for the three and nine months ended September 30, 2021 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit.

11)	EARNINGS PER SHARE

In the three and nine months ended September 30, 2022 and 2021, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted (losses) earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$15,780	$9,202	$278	$3,910
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,763,243	43,753,646
Effect of dilutive securities:
Stock options and other awards	-	-	-	63
Weighted average shares outstanding – diluted	43,763,243	43,763,243	43,763,243	43,753,709

Basic earnings per share	$0.36	$0.21	$0.01	$0.09
Diluted earnings per share	$0.36	$0.21	$0.01	$0.09

In the three and nine months ended September 30, 2022, 44,000 and 30,667 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive.  In the three and nine months ended September 30, 2021, 24,000 and 30,603 options were excluded, respectively.

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

During 2021, a related party managed natural gas purchases for FutureFuel, initially paid for the natural gas, and subsequently invoiced FutureFuel for the same plus a nominal fee for such services.  The natural gas matter as discussed in Note 14, Legal Matters, is in reference to the natural gas supplier, not the related party.

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

FutureFuel employs derivative instruments to manage biofuel commodity trading risk.  See Note 5 for additional discussion regarding the fair market value of unsold inventory and undelivered feedstock commitments at September 30, 2022.

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Custom chemicals	$16,047	$12,720	$44,028	$35,655
Performance chemicals	5,459	3,971	17,233	12,693
Chemicals revenue	21,506	16,691	61,261	48.348
Biofuels revenue	96,635	81,991	216,937	165,968
Total Revenue	$118,141	$98,682	$278,198	$214,316

Segment gross profit (loss)
Chemicals	$8,362	$5,105	$17,976	$8,089
Biofuels	11,623	3,087	(4,169)	(10,676)
Total gross profit (loss)	$19,985	$8,192	$13,807	$(2,587)

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

14)	LEGAL MATTERS

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

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the nine months ended September 30, 2021.  However, as discussed in Note 12, Related Party Transactions, the natural gas supplier is not a related party of FutureFuel.

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

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost.  We do not purchase RINs.  As of September 30, 2022, we held 8.1 million D4 RINs with a market value of $12,752. Comparatively, we held 12.1 million D4 RINs at September 30,2021 with a market value of $17,145.

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

Operations Impact - Two years into the pandemic, we have shown that our mitigation measures have been pragmatic and effective, even at the height of the Omicron variant. However, each wave has presented different challenges, and we will remain agile and flexible in our response to any future variant or surge. To date we have had no negative impact on our ability to operate the plant safely and in a way that meets our customers’ demands.

COVID-19 will be with us for some time, either as an on-going outbreak or as a future threat. As such, we may continue to experience materially adverse impacts on our financial condition and results of operations.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
Revenue	$118,141	$98,682	$19,459	20%
Income from operations	$16,890	$6,142	$10,748	175%
Net income	$15,780	$9,202	$6,578	71%
Earnings per common share:
Basic	$0.36	$0.21	$0.15	71%
Diluted	$0.36	$0.21	$0.15	71%
Adjusted EBITDA	$14,806	$11,144	$3,662	33%

	Nine Months Ended September 30,
			Dollar	%
	2022	2021	Change	Change
Revenue	$278,198	$214,316	$63,882	30%
Income (loss) from operations	$5,768	$(8,919)	$14,687	na
Net income	$278	$3,910	$(3,632)	(93%)
Earnings per common share:
Basic	$0.01	$0.09	$(0.08)	(89%)
Diluted	$0.01	$0.09	$(0.08)	(89%)
Adjusted EBITDA	$35,613	$7,987	$27,626	346%

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$15,780	$9,202	$278	$3,910
Depreciation	2,574	2,656	7,850	7,887
Non-cash stock-based compensation	46	-	46	-
Interest and dividend income	(1,210)	(654)	(2,621)	(2,449)
Non-cash interest expense and amortization of deferred financing costs	7	33	72	96
Loss on disposal of property and equipment	10	11	60	11
(Gain) loss on derivative instruments	(4,688)	2,348	21,917	10,377
Loss on marketable securities	590	729	7,956	192
Income tax provision (benefit)	1,697	(3,181)	55	(12,037)
Adjusted EBITDA	$14,806	$11,144	$35,613	$7,987

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$44,127	$19,827
Benefit for deferred income taxes	255	12,190
Interest and dividend income	(2,621)	(2,449)
Income tax benefit	55	(12,037)
Loss on derivative instruments	21,917	10,377
Change in fair value of derivative instruments	3,053	(2,147)
Change in operating assets and liabilities, net	(31,174)	(16,459)
Impairment of intangible asset	-	(1,315)
Other	1	-
Adjusted EBITDA	$35,613	$7,987

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$118,141	$98,682	$19,459	19.7%	$278,198	$214,316	$63,882	29.8%
Volume/product mix effect			(10,154)	(10.3%)			(24,884)	(11.6%)
Price effect			29,613	30.0%			88,766	41.4%

Gross profit (loss)	19,985	8,192	11,793	144.0%	13,807	(2,587)	16,394	n/a
Operating expenses	(3,095)	(2,050)	(1,045)	51%	(8,039)	(6,332)	(1,707)	27.0%
Other income (expense)	587	(121)	708	n/a	(5,435)	792	(6,227)	n/a
Income tax (provision) benefit	(1,697)	3,181	(4,878)	n/a	(55)	12,037	(12,092)	n/a
Net income	$15,780	$9,202	$6,578	71.5%	$278	$3,910	$(3,632)	(92.9%)

Consolidated revenue in the three and nine months ended September 30, 2022 increased $19 and $64 million, compared to the three and nine months ended September 30, 2021, respectively. The increases resulted from higher sales prices in the biofuels segment, and to a lesser extent, from increased prices and sales volumes in the chemicals segment.  This increase was partially reduced by lower sales volumes in biofuels for both the three-and nine-month periods ending September 30, 2022.

Gross profit in the three months ended September 30, 2022 increased $11.8 million as compared to the same period of 2021. The increase primarily resulted from improved margins from the biofuels segment and to a lesser extent, improved sales volume in the chemical segment.

Gross profit for the nine months ended September 30, 2022 increased $16.4 million as compared to the same period of 2021. This increase primarily resulted from:  i) improved margins from biofuels, ii) improved margins from the chemical segment from product mix and increased sales volumes, and iii) the prior year period included exorbitantly high natural gas prices experienced in the February 2021 from Winter Storm Uri. Mostly offsetting these increases was the change in the activity in derivative instruments with a loss of $21.9 million in the current nine-month period, as compared to $10.4 million in the same period of 2021. We experienced unprecedented volatility in the heating oil futures market which resulted in losses that were not fully recoverable on fuel sold. We have since amended our derivative strategy to help mitigate reoccurrence.

Also favorably impacting gross profit in the three-month period ended September 30, 2022 as compared to the same period of 2021, was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.   In the three months ended September 30, 2022 and 2021, this adjustment increased gross profit $6.1 million and $1.0 million, respectively. In the nine months ended September 30, 2022 and 2021, this adjustment increased gross profit $1.3 million and decreased gross profit $6.1 million, respectively.  The change for the nine months ended September 30, 2022 was inclusive of a liquidation of LIFO inventory from our biofuel segment as stated in note 4 to our consolidated financial statements.

Operating expenses

Operating expenses increased $1.0 million and $1.7 million in the three and nine months ended September 30, 2022, as compared to the same periods of 2021. This increase was primarily from increased administrative fees and compensation expense.

Other income (expense)

Other income (expense) increased pretax profit $0.7 million in the three months ended September 30, 2022 as compared to the prior year period on increased interest and dividends.  In the nine-month comparison period for 2022 and 2021, pretax profit decreased $6.2 million. This reduction was primarily from unrealized losses on marketable securities.  In addition, an impairment charge for an intangible asset reduced other income in the prior year period by $1.4 million.

Income tax benefit

The Company’s effective tax rate for the nine months ended September 30, 2022 reflects the favorable impact of the BTC.  This was partly offset by the derecognition of accumulated tax benefits inherent in carryforwards of certain tax attributes, as discussed below.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of federal and state net operating losses, tax credits, and capital losses do not meet the realizability standard of more likely than not.  This assessment was modified in the second quarter, when a reduction in the forecasted annual tax loss facilitated the release of some of the valuation allowance established in the first quarter.

Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$21,506	$16,691	$4,815	28.8%	$61,261	$48,348	$12,913	26.7%
Volume/product mix effect			$785	4.7%			$659	1.4%
Price effect			$4,030	24.1%			$12,254	25.3%

Gross profit	$8,362	$5,105	$3,257	63.8%	$17,976	$8,089	$9,887	122.2%

Chemical revenue in the three and nine months ended September 30, 2022 increased $4.8 million and $12.9 million compared to the three and nine months ended September 30, 2021. Revenue from our custom chemicals (unique chemicals produced under contract for specific customers) for the three and nine months ended September 30, 2022 totaled $16.0 million and $44.0 million, an increase of $3.3 and $8.4 from the three-and nine-month comparative periods in 2021, respectively.  The improvement in the current year periods was primarily from contractual sales prices indexed to raw material prices and general inflation. Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $5.5 million and $17.3 million, an increase of $1.5 million and $4.5 million as compared to the same periods of 2021, respectively. The increase in the current year periods was from a higher selling price of glycerin partially offset by a weaker market for our monomer additive.

Gross profit for the chemical segment for the three and nine months ended September 30, 2022 increased $3.3 and $9.9 million, respectively, from product mix and, to a lesser extent, from increased sales volumes and the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. For the nine months ended September 30, 2022, gross profit increased when compared to the same period of 2021 from the absence of the unusually high natural gas price in the prior year period.

Biofuels Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2022	2021	Amount	%	2022	2021	Amount	%

Revenues	$96,635	$81,991	$14,644	17.9%	$216,937	$165,968	$50,969	30.7%
Volume/product mix effect			$(10,939)	(13.3%)			$(25,543)	(15.4%)
Price effect			$25,583	31.2%			$76,512	46.1%

Gross profit (loss)	$11,623	$3,087	$8,536	276.5%	$(4,169)	$(10,676)	$6,507	60.9%

Biofuels revenue in the three and nine months ended September 30, 2022 increased $14.6 million and $51.0 million as compared to the same periods of 2021, respectively. The biodiesel and biodiesel blend volumes decreased as compared to the prior year periods, primarily from the availability of economical feedstock. Offsetting these volume decreases as compared to the same period of 2021, was higher selling prices with the overall increase in the fuel market.

A significant portion of our biodiesel sold was to two major refiner/blender in the three and nine months ended September 30, 2022 and 2021.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $11.6 million in the three months ended September 30, 2022, an improvement of $8.5 million compared to the same period of 2021 primarily from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period of 2021. This adjustment increased gross profit this period $5.4 million as compared to an increase in gross profit of $1.1 in the same prior year period. Also increasing gross profits was improved margins.

Gross losses were $4.2 million in the nine months ended September 30, 2022, a decreased loss of $6.5 million from the same period in 2021. This gross loss included the unpredicted volatility in the NYMEX Heating Oil contract in the current nine-month period.  The decreased loss resulted primarily from:  i) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting as compared to the same period of 2021; this adjustment increased gross profit this period $1.8 million as compared to a decrease in gross profit of $4.9 million in the same prior year period, and ii) the prior year period was unfavorably impacted by dramatically increased prices of natural gas resulting from Winter Storm Uri which consequently reduced sales volumes when production was curtailed to minimize natural gas consumption.

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

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	September 30, 2022		December 31, 2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	229	$2,567	142	$(485)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and nine months ended September 30, 2022 and 2021 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for pickup or delivery by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at a FutureFuel warehouse at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $9,713 and $26,960 for the three and months ended September 30, 2022.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2022 and 2021 are set forth in the following table.

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$44,127	$19,827
Net cash provided by (used in) investing activities	$(2,503)	$15,891
Net cash used in financing activities	$(7,877)	$(117,053)

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

Operating Activities

Cash provided by operating activities was $44,127 in the first nine months of 2022 as compared to $19,828 in the same period of 2021. This increase in cash was attributable to the change in inventory, demonstrating a cash inflow of $19,328; the change in benefit for deferred income taxes of $11,935; the change in accounts receivable, including accounts receivable-related parties, of $9,386; and the change in fair value of equity securities of $6,913 also demonstrating cash inflows. Partially offsetting cash inflow was a net change in accounts payable, including accounts payable-related parties, demonstrating a cash outflow of $11,429 primarily from the timing of vendor payments; and the change in the fair value of derivative instruments of $5,200 also demonstrating a cash out flow.

Investing Activities

Cash used by investing activities was $2,503 in the nine months ended September 30, 2022 as compared to cash provided by investing activities of $15,891 in the nine months ended September 30, 2021.  Of the $18,394 change, $18,718 was the result of a decrease in net sales of marketable securities.  Such net sales totaled $263 in the first nine months of 2022, compared to $18,981 in net sales in the first nine months of 2021.  The remaining change resulted from an increase in the collateralization of derivative instruments of $3,383 and an increase in capital expenditures of $3,027.

Financing Activities

Cash used in financing activities was $7,877 and $117,053 in the nine months ended September 30, 2022 and 2021, respectively, for payments of dividends on our common stock. This change resulted from the payment of a special dividend of $109,408 in the first nine months of 2021.

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

Dividends

In the three and nine months of 2022 and 2021, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock.  The regular cash dividend amounted to $2,626 in each of the periods in 2022 and $2,624 in each of the periods of 2021.  On May 10, 2021 we declared a special cash dividend of $2.50 per share and paid $109,408 on June 4, 2021.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended September 30, 2022 and December 31, 2021, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $39,426 and $47,190 at September 30, 2022 and December 31, 2021, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2022 and December 31, 2021. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2022 or December 31, 2021 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2022 or 2021. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2022 and December 31, 2021, the fair values of our derivative instruments were a net asset of $1,902 and a net liability of $485, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2022. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	269,421	LB	10.0%	18,509	134.1%
Methanol	41,734	LB	10.0%	821	5.9%
Natural gas	985	MCF	10.0%	688	5.0%
Electricity	78	MWH	10.0%	471	3.4%
Sodium methylate	7,788	LB	10.0%	388	2.8%
Coal	23	TON	10.0%	256	1.9%
Caustic soda	6,511	LB	10.0%	137	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2022. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2022 or December 31, 2021 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
10.1	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26, 2017)
10.2	Form of Option Agreement (incorporated by reference to the Quarterly Report filed August 8, 2022)
31(a).	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer
31(b).	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer
32.	Section 1350 Certification of chief executive officer and principal financial officer
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 9, 2022

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2022