Form 10-K
period 2022-12-31
FutureFuel Corp.
filed 2023-03-14
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $188,426,391.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 14, 2023: 43,763,243

Forward-Looking Information

This report and the documents incorporated by reference into this report contain forward-looking statements. Forward-looking statements deal with our current plans, intentions, beliefs, and expectations, and statements of future economic performance. Statements containing such terms as “believe,” “do not believe,” “plan,” “expect,” “intend,” “estimate,” “anticipate,” and other phrases of similar meaning are considered to contain uncertainty and are forward-looking statements. In addition, from time to time we or our representatives have made or will make forward-looking statements orally or in writing. Furthermore, such forward-looking statements may be included in various filings that we make with the U.S. Securities and Exchange Commission (the “SEC”), or in press releases, or in oral statements made by or with the approval of one of our authorized executive officers.

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 15 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 33 and in our other filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART I

Item 1.	Business

General

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly owned subsidiaries) is a Delaware corporation, and, through its wholly-owned subsidiary, FutureFuel Chemical Company, manufactures diversified chemical products, bio-based fuel products, and bio-based specialty chemical products. Unless otherwise stated, all dollar amounts other than per share amounts are in thousands.

We are headquartered in St. Louis, Missouri, and our manufacturing operations are conducted at our facility in Batesville, Arkansas. Trading of our common stock on the New York Stock Exchange (“NYSE”) commenced on March 23, 2011 under the symbol “FF”.

During 2022, we distributed normal quarterly cash dividends of $0.06 per share. Additionally, we have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2023.

Our business is managed in two segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers. We have actively worked to develop our chemicals business with new customers in more diversified growth markets. As part of that focus on growth, we have introduced procedural updates to our operation to allow re-entry to the pharma intermediates market and this capability has been validated by third party audits. Our chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements to enable us to compete in the worldwide chemical industry.

With respect to our biofuels segment, our plant has a demonstrated capacity near 59 million gallons per year (“MMgy”) with almost 50 MMgy produced during 2022. This scale and the design of our plant in Batesville allows us to process a wide variety of feedstocks and continuously achieve high biodiesel yields. Combined with the synergies of operating a shared chemical manufacturing facility, this has allowed us to be consistently successful in a highly competitive market.

As the market has adapted to the supply chain and logistical impacts of COVID-19, first felt in the spring of 2020 we have remained alert to those conditions to ensure that we maintain the appropriate operating margins for every element of our business. As markets continue to evolve, we will remain agile and flexible in responding to new situations as they develop.

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

Operations

For the year ended December 31, 2022, approximately 80% of our revenue was derived from biofuels, 14% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 6% of revenues from multi-customer specialty chemicals (“performance chemicals”).

Our biofuels business segment primarily involves the production and sale of biodiesel and petrodiesel blends.  Our custom chemicals manufacturing involves producing unique products for strategic customers, generally under long-term contracts. The custom chemicals manufacturing portfolio includes biocides intermediates, specialty polymers, dyes, stabilizers, oil and gas, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dye-ability to nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

We are committed to growing and adapting our biofuels and chemicals businesses. For the biofuels business segment, we will continue to leverage our technical capabilities and quality certifications, secure local and regional markets, and expand marketing efforts to fleets and regional/national customers. For our chemicals segment, we intend to pursue development and commercialization of new products, including building block chemicals and intermediate chemicals requiring Good Manufacturing Practices (“GMP”). GMP is a recognized and auditable system ensuring products are produced consistently and controlled according to strict quality standards. It covers all aspects of manufacturing, facilities, equipment, and training utilizing detailed written procedures affecting the quality and consistency of the finished product. GMP complements the Company’s current and active quality registrations, including ISO 9001 and BQ9000, and will benefit our custom chemicals business. GMP will open growth opportunities for the Company to serve customers active in the pharmaceutical intermediates, food ingredients, and other fine chemicals segment. While pursuing this strategy, we will continue our efforts to establish a name identity for both segments.

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

Biodiesel Production/Capacity

While biodiesel can be made from various renewable sources, the choice of feedstock to be used at any particular facility is determined primarily by the price and availability of each feedstock variety, the yield of biodiesel achieved from that feedstock, and the capabilities of the producer’s biodiesel production facility. In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock. See EIA, Monthly Biodiesel Production Report, http://www.eia.gov/biofuels/biodiesel/production/biodiesel.pdf.

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

Federal Renewable Fuels Mandate

The largest incentive program at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (the “2005 Act”). The 2005 Act included several provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the “renewable fuels standard” or “RFS”) to be included in the nationwide gasoline and diesel pool. The volume increased each year, from 4 billion gallons per year in 2006 to 16.55 billion gallons per year in 2013. The 2005 Act required the Environmental Protection Agency (the “USEPA”) to publish “renewable fuel obligations” applicable to refiners, blenders, and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that applies to all categories of refiners, blenders, and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of gasoline it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period began on September 1, 2007. No differentiation was made among the various types of renewable fuels (e.g., biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (“RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.43 billion gallons per year in 2021. On June 3, 2022, USEPA finalized a package of actions setting biofuel volumes for the Renewable Fuel Standard (RFS) program for years 2020, 2021, and 2022, and introducing regulatory changes intended to enhance the program’s objectives, reducing previously finalized volumes for 2020 and 2021.  The reduction is based on significant and unanticipated events such as COVID.

The following table shows the finalized volume requirements by the USEPA with a modest growth rate in biomass-based diesel.

	Renewable Fuel Volumes*
	2021	2022	2023	**
Cellulosic biofuel (million gallons)	560	630	720
Biomass-based diesel (billion gallons)	2.43	2.76	2.82
Advanced biofuel (billion gallons)	5.05	5.63	5.82
Renewable fuel (billion gallons)	18.84	20.63	20.82

*	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
*	See https://www.epa.gov/renewable-fuel-standard-program/final-volume-standards-2020-2021-and-2022#rule-summary
**	USEPA Proposed Volumes, December 1, 2022

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon Blenders' Tax Credit (“BTC”) applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade. The BTC was not in place during 2012, 2014, 2015, 2018, and the majority of 2019. For each of these years, the BTC was retroactively reinstated. The longest period of retroactive reinstatement was in late December 2019 which reinstated the credit for 2018 through December 31, 2022. The Inflation Reduction Act of 2022 extended the credit through December 31, 2024.

Like the BTC, the small agri-biodiesel credit was not in place for the majority of 2019. The small agri-biodiesel credit provides for an annual tax incentive in the amount of $0.10 per gallon on the first 15 million gallons of qualified agri-biodiesel produced. In late December 2019, the small agri-biodiesel credit was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022 and was also extended to December 31, 2024 by the Inflation Reduction Act of 2022.

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

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances, the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and, in theory, would be used where the cloud point of No. 2 biodiesel does not provide adequate assurance of quality. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. The Company continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the more stringent specifications for No. 1 biodiesel.

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

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers. Renewable Identification Numbers (“RINs”) are the mechanism for ensuring that the prescribed levels of blending are reached. As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (“EMTS”) where a series of numbers (i.e., a RIN) is assigned to their product. Assignment is made according to guidelines established by the USEPA. Currently, 1.5 RINs are assigned for each gallon of biodiesel produced. When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred. The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended. The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period. However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuels.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Our business produces both crude glycerin and refined glycerin for commercial sales. Crude glycerin is not suitable for most commercial applications due to high impurity levels and is sold into commercially viable uses for the crude product such as energy, agricultural and animal feed, and other applications not requiring high purity. The price of crude glycerin is impacted by supply and demand balance, energy prices, and prices for other commodities such as corn and soy.

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

Biodiesel Production Capacity

According to Biodiesel Magazine (February 13, 2023) the United States had a total combined annual operational capacity of 2,266 million gallons from 60 biodiesel plants. See http://www.biodieselmagazine.com/plants/listplants/USA/. Operational plant capacity decreased more than 550 million gallons from 2020 as the renewable diesel market expanded (see Competition) and feedstock prices increased. We believe that the biodiesel industry will continue to be highly competitive given the excess capacity.

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

For the twelve months ended December 31, 2022, two customers represented approximately 34% of biofuel revenue (27% of total revenue). For the twelve months ended December 31, 2021, three customers represented approximately 52% of biofuel revenue (41% of total revenue). For the twelve months ended December 31, 2020, one customer represented approximately 20% of biofuel revenue (12% of total revenue). We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel is a rapidly growing and competing biofuel with biodiesel. The Company uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As a result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

Renewable diesel operational capacity in the US is approximately 1,623 million gallons per year with that figure expected to increase significantly in the next five years. This total is significantly greater than current biodiesel feedstock consumption and will require an increase in the supply chain to meet that demand. That increase is presently being driven by price (feedstock prices have also increased significantly since the beginning of 2020); and the economic benefits in California under the Low Carbon Fuel Standard where almost all domestically produced and imported renewable diesel is sold and used. The future for biodiesel will be driven by feedstock availability; its market price compared to renewable diesel; and State and Federal regulations and incentives.

We also compete with other producers of biodiesel regionally, nationally, and with foreign imports. The principal methods of competition in the biodiesel industry are price, supply reliability, biodiesel quality, and RIN integrity, i.e., the degree of confidence the market maintains in the validity of a biodiesel producer’s RINs. The number of operational biodiesel plants has dropped significantly in the past three years, but these have tended to be smaller, simpler plants with limited access to feedstock. Additionally, we compete with numerous other smaller producers and emerging renewable diesel and cellulosic based biodiesel technologies.

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

The biodiesel industry also is in competition with the petroleum-based diesel fuel industry. The biodiesel industry is small relative to the size of the petroleum-based diesel fuel industry, and large petroleum companies have greater resources than we do. Without government incentives and requirements, it is uncertain how the market would react and what the consequent impact on processing economics would be.

Supply and Distribution

As a result of our feedstock-flexible process, we can source feedstock from a broad supplier base, which includes degummed soy oil, distilled corn oil producers, reclaimed used cooking oil, and pork, chicken, and beef rendering facilities from both national and regional suppliers. Crude corn oil has been sourced from several national and regional producers. All feedstocks are currently supplied by either rail or truck. As discussed in the previous section, sourcing supplies of economically attractive feedstocks is becoming increasingly competitive.

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

Outlook for the Biodiesel Industry/Our Future Strategy

The passage of the Inflation Reduction Act in August of 2022 extended the BTC through December 31, 2024. Large scale investment in large scale renewable diesel plants competing for the same feedstock pool will put significant pressure on small scale conventional biodiesel producers. We believe that producers who are proactive in responding to these changes can remain competitive and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.

Our future strategy for our biofuels segment is geared towards these responses. Notwithstanding our future strategy, our continued production of biodiesel may be limited, in part, by our ability to source feedstock given competitive growing renewable diesel markets, or, in a worst-case scenario, eliminated entirely, in the event Congress eliminates the federal mandate of the RFS2. See “Risk Factors” beginning at page 15 below.

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

Our plant’s custom manufacturing product portfolio includes products that are used in the coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, and specialty polymers industries. Historically, our custom manufacturing product portfolio was highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. The year 2021 marked the first full year that these legacy products were no longer sold. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, and fabric care markets.

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

Future Strategy

We believe we have built a solid reputation as a safe, reliable, cost competitive, and technology-driven chemical producer. To further build on this reputation, we must continuously increase our focus on maintaining and adding customer relationship development, cost control, operational efficiency, capacity utilization, operational safety, and environmental protection to maximize earnings. We also believe that the ability to use large-scale batch and continuous production processes and a constant focus on process improvements allows us to compete effectively in the global custom manufacturing market and to remain cost competitive with, and for some products cost-advantaged over, our competitors. Furthermore, our site’s fully integrated infrastructure facilities, including utilities and waste treatment, provide us with an advantage over many of our competitors, and allow us to provide a complete package of custom manufacturing services. With GMP capabilities and ISO/BQ certifications, we strengthen our capabilities to grow our business further. We intend to improve margins in this area of our business by expansion of the customer base in additional market segments, careful management of product mix with regard to size of opportunity, timing to market, capital efficiency and matching of opportunities to assets and capabilities. We possess a core competency in chemical processing of bio-based feedstocks and expertise in specialty chemical synthesis and process development. We believe that this positions us favorably as a preferred manufacturer of custom chemicals and sustainable products in growing markets.

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

No chemical customer represented greater than 10% of total sales revenue in 2022 or 2021.

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

Our research and development capabilities comprise analytical chemistry competencies to assay and characterize raw materials and products, organic chemistry expertise applied across a breadth of reaction chemistries and materials, design and process engineering capabilities for batch and continuous processing of both solid and liquid materials, and proficiency in process safety and scale-up necessary to design safe chemical manufacturing processes. We believe that these core competencies, established in support of the legacy chemical business, are applicable to building a technology-based position in biofuels and associated bio-based specialty products and expanding our chemical segment product lines.

Research and development expense incurred by us for the years ended December 31, 2022, 2021, and 2020 were $3,415, $3,484, and $2,988, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Compliance with such laws and regulations can be costly, and noncompliance can result in substantial civil and even criminal penalties. Some environmental laws impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault. Moreover, there is strong public interest in the protection of the environment. Our operations could be adversely affected to the extent laws are enacted or other governmental action is taken that imposes environmental protection requirements that result in increased costs to the biofuels and/or chemical manufacturing industry in general. The following provides a general discussion of some of the significant environmental laws and regulations that impact our activities.

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

The federal Water Pollution Control Act (the “Clean Water Act”) imposes restrictions and controls on the discharge of pollutants into navigable waters. These controls have become more stringent over the years, and it is possible that additional restrictions may be imposed in the future. Permits must be obtained to discharge pollutants into state and federal waters. The Clean Water Act provides for civil, criminal, and administrative penalties for discharges of oil and other pollutants and imposes liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. Comparable state statutes impose liability and authorize penalties in the case of an unauthorized discharge of petroleum or its derivatives, or other pollutants, into state waters.

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

The Toxic Substances Control Act (“TSCA”) seeks to reduce risks of injury to health, or the environment associated with the manufacture, processing, distribution, use, or disposal of chemical substances. TSCA requires reporting, record-keeping and testing of certain chemicals and restricts use of some chemical substances and/or mixtures. Some substances are excluded from TSCA, including food, drugs, cosmetics and pesticides. Government agencies may initiate regulatory action to label, restrict, or ban a chemical, or to require the submission of additional data needed to determine the risk a chemical may pose. The statute contains enforcement provisions that include both criminal and civil penalties.

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

We establish reserves for closure/post-closure costs associated with the environmental and other assets we maintain. Environmental assets include waste management units, such as chemical waste destructors, storage tanks, and boilers. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on the expected life of the environmental assets, the applicable regulatory closure requirements, and our environmental policies and practices. These expenses are charged into earnings over the estimated useful life of the assets. Currently, we estimate the useful life of each individual asset up to 27 years.

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

Our cash expenditures related to environmental protection and improvement were approximately $10,268, $9,547, and $10,057 for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. The USEPA recently updated the Miscellaneous Organic NESHAP (“MON”) regulation, 40 CFR Part 63 Subpart FFFF, which governs emissions from organic chemical manufacturing facilities. To comply with this regulation, we must update equipment monitoring systems, chemical leak detection programs, maintenance programs, vessel pressure relief systems, emission reporting protocols and related procedures and these changes must be complete before August 12, 2023. We have budgeted the funds necessary to comply with these regulations. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

We believe that we have obtained, in all material respects, the necessary environmental permits and licenses to carry on our operations as presently conducted. We have reviewed environmental investigations of the properties owned by us and believe, based on the results of the investigations carried out to date, that there are no material environmental issues that adversely impact us. In connection with our acquisition of our warehouse in Batesville, the seller agreed to remediate certain environmental conditions existing at the facility on the date that we acquired it and to indemnify us with respect to those environmental conditions. We continue to monitor the seller’s compliance with its remediation obligations.

The Company is a leading provider of renewable fuel and actively works to reduce its carbon footprint. The Company supports the global movement transitioning to a low-carbon economy and strives to control climate change related costs through process innovation, inventory control, and price indexing. Energy, transportation, and raw material costs have all been negatively impacted by climate change.

The Company has the ability to treat hazardous and non-hazardous waste on-site. Over 99% of all generated waste is treated at the facility, eliminating most greenhouse gas emissions associated with transportation of waste, and significantly reducing liability associated with public exposure to waste.

Greenhouse gases may have an adverse impact on global weather patterns and crop production and, therefore, could impact the availability and pricing of raw materials used in biodiesel production. The Company has developed strategies for coping with seasonal, weather related, and market driven volatility. These strategies improve the Company’s ability to dampen the impact of climate driven challenges but may not successfully overcome poor market conditions. Profits may be negatively impacted if the Company is unable to pass along price increases to our customers.

The Company’s chemical segment uses many commodities derived from crude oil feedstock. These materials are affected by climate change driven policies that regulate petroleum and other energy production industries. Prices are subject to volatility caused in part by supply and demand, political movements, production difficulties, transportation disruptions, and other world events that may be linked to climate change.

The Company has on-site emergency response equipment, trained personnel, and preparedness plans in place detailing actions needed to cope with the occurrence of severe weather.  The Company’s production location is in an area generally unaffected by hurricanes or floods; however, changing weather patterns and the increased occurrence of severe weather has the potential to impede raw material supply lines, product distribution, and plant operations.  Key raw materials and spare production equipment are maintained on-site to mitigate the effects of such occurrences.

Management Team and Human Capital

Our executive management team at the Batesville plant consists of individuals with a combined 90 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe and Asia. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of more than 25 years in the chemical industry.

Our Batesville workforce comprises approximately 472 full-time non-union employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 8.2% over the past five years. Our Batesville operation is also supported by a small commercial team based in our corporate office in Clayton, Missouri.

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

Risks Related to Economic Conditions, Governmental Action, and our Industry

Our industry is greatly influenced by the overall global economy and as such we have the potential to be adversely affected by the COVID-19 public health pandemic and the resultant impact on our business, results of operations or financial condition.

The global outbreak of the COVID-19 pandemic caused governments and industry to take measures to mitigate the spread of the virus.  We source certain raw materials for our chemicals segment internationally, and as such we are subject to supply chain disruptions and price inflation for those raw materials. We have so far absorbed those impacts in our business; however, our ability to competitively source these raw materials after such time is uncertain given the unknown impacts of COVID-19 and potentially more disruptive future variants.

Additionally, any further spread of COVID-19, which may negatively impact on our customers and thus on our business still remains unpredictable and as such, we cannot predict the degree to, or the time period over, which our sales and operations will be affected by this outbreak, and the effects could be material. The impacts include, but are not limited to:

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
●

limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the U.S. Department of Homeland Security;

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

The most significant tax incentive program in the biomass-based diesel industry has been the BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a one dollar per gallon refundable tax credit. The BTC was not in place during 2018 and not in place for the majority of 2019. However, in late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022. With the passage of the Inflation Reduction Act in August 2022, the BTC has been extended through December 31, 2024. There is no guarantee that the BTC will be extended after 2024, which could have a material adverse effect on us and on the biodiesel industry in general.

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

Our biofuels operations may be harmed if federal or state governments were to change current laws and regulations.

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

We have historically derived a significant portion of our revenues from sales of our biofuels in the State of California primarily as a result of California’s Low Carbon Fuel Standard (“LCFS”); adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.

The LCFS is designed to reduce greenhouse gas (“GHG”) emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” ("CI") score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We generate LCFS credits when we sell qualified fuels which are used in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biodiesel. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or for other reasons including the continued impact of the COVID-19 pandemic, if the fuel produced is deemed not to qualify for LCFS credits; or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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

As to our biofuels segment, biodiesel produced in Canada, South America, Europe, Eastern Asia, the Pacific Rim, or other regions may be imported into the United States to compete with U.S. -produced biodiesel. These regions may benefit from biodiesel production incentives or other financial incentives in their home countries that offset some of their biodiesel production costs and enable them to profitably sell biodiesel in the U.S. at lower prices than U.S.-based biodiesel producers. Under the RFS2, imported biodiesel may be eligible to satisfy an obligated party’s requirements and, therefore, may compete to meet the volumetric requirements of RFS2. This could make it more challenging for us to market or sell biodiesel in the United States, which would have a material adverse effect on our revenues.

The total current U.S. production capacity for biodiesel is in excess of the current RFS2 mandate for 2022 and 2023. Excess production capacity over the annual mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

Biodiesel is encountering increased competition from renewable diesel, which is produced via hydrotreating a biomass-based feedstock. Renewable diesel can be used interchangeably with conventional petroleum diesel, is not limited in blends, and can be transported via existing fuel pipeline infrastructure. A significant capital investment would be required for the Company to produce renewable diesel, and the current economics and business uncertainty do not support this level of investment.

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

We are reliant on certain strategic raw materials (such as biodiesel feedstocks and methanol) for our operations. We have implemented certain risk management tools, such as multiple suppliers and hedging, to mitigate short-term market fluctuations in raw material supply and costs. There can be no assurance, however, that such measures will result in cost savings or supply stability or that all market fluctuation exposure will be eliminated. In addition, inflation, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which we operate or do business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

While temporary shortages of raw materials may occasionally occur, these items have historically been sufficiently available to cover current requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. In addition, as we increase our biodiesel capacity, we will require larger supplies of raw materials, which have not yet been secured and may not be available for the foregoing reasons or may be available only at prices higher than current levels. Our operations or products may, at times, be adversely affected by these factors.

Market conditions or transportation impediments may hinder access to raw goods and distribution markets.

Market conditions, the unavailability of satisfactory transportation, or the location of our manufacturing complex from more lucrative markets may hinder our access to raw goods and/or distribution markets. The availability of a ready market for biodiesel depends on a number of factors, including the demand for and supply of biodiesel and the proximity of the plant to trucking and terminal facilities. The sale of large quantities of biodiesel necessitates that we transport our biodiesel to other markets, since the Batesville, Arkansas regional market is not expected to absorb all of our contemplated production. Common carrier pipelines do not transport biodiesel or biodiesel/ petrodiesel blends, which means trucks, barges, and rail cars are the potentially available means of distribution of our product from the plant to these storage terminals for further distribution. However, the availability of rail cars is limited and at times unavailable because of repairs or improvements, or as a result of priority transportation agreements with other shippers. Additionally, the current availability of barges is limited, particularly heated barges to transport biodiesel during winter months. If transportation is restricted or is unavailable, we may not be able to sell into more lucrative markets, and consequently our cash flow from sales of biodiesel could be restricted.

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

Some people believe that biodiesel may increase the cost of food, as some feedstocks, such as soybean oil, used to make biodiesel can also be used for food products. This debate is often referred to as “food vs. fuel.” Though our biodiesel is sourced from non-food grade feedstocks, this is a concern to the biodiesel industry because biodiesel demand is heavily influenced by government policy, and if public opinion was to erode, it is possible that these policies would lose political support. These views could also negatively impact public perception of biodiesel. Such claims have led some, including members of Congress, to urge the modification of current government policies that affect the production and sale of biofuels in the United States.

Concerns regarding the environmental impact of biodiesel production could affect public policy, which could impair our ability to operate at a profit and substantially harm our revenues and operating margins.

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. The first such triennial report was published in January 2011. The second triennial report was published June 29, 2018. The 2018 report reaffirms the findings of the 2011 report and reflects the current understanding about biofuel production using data gathered through May 2017. On January 3 2023, the USEPA released for public comment an external review draft of its third triennial report to Congress on biofuels and environment. A 60-day public comment period was open through March 6, 2023. The USEPA is required to report to Congress on the environmental and resource conservation impacts of the Renewable Fuel Standard program under Section 2004 of the Energy Independence and Security Act of 2007. We expect the third report will build on the previous two reports and provide an update of the impacts to date of the RFS program on the environment.

To the extent that state or federal laws are modified, or public perception turns against biodiesel, use requirements, such as RFS2, may not continue, which could materially harm our ability to operate profitably.

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

Growth in the biodiesel industry depends on substantial development of infrastructure for the distribution of biodiesel. Substantial investment required for these infrastructure changes and expansions may not be made on a timely basis or at all. The scope and timing of any infrastructure expansion are generally beyond our control. Also, we compete with other biofuel companies for access to some of the key infrastructure components, such as terminal capacity. As a result, increased production of biodiesel or other biofuels will increase the demand and competition for necessary infrastructure. Any delay or failure in expanding distribution infrastructure could hurt the demand for or prices of biodiesel, impede delivery of our biodiesel, and impose additional costs, each of which would have a material adverse effect on our results of operations and financial condition. Our business will be dependent on the continuing availability of infrastructure for the distribution of increasing volumes of biodiesel and any infrastructure disruptions could materially harm our business.

Nitrogen oxide emissions from biodiesel may harm its appeal as a renewable fuel and increase costs.

In some instances, biodiesel may increase emissions of nitrogen oxide as compared to petrodiesel, which could harm air quality. Nitrogen oxide is a contributor to ozone depletion and smog. These emissions may decrease the appeal of biodiesel to environmental groups and agencies who have been historic supporters of the biodiesel industry, potentially harming our ability to market our biodiesel.

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

Our chemical business is concentrated with four large customers covering multiple products representing greater than 72% of our chemicals segment product sales, or 15% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has two large customers. Sales to these biodiesel customers totaled approximately 27% of total revenue (or $107,898) in 2022. Sales in 2021 to our three largest customers represented 52% of total revenues (or $133,231). Sales to one biodiesel customer totaled 12% of total revenues in 2020 (or $25,460). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

We hold a $100 million revolving credit facility with a commercial bank. This credit facility expires in March 2025. Although as of the date of this report we have no outstanding borrowings under the existing facility, if and when we do borrow, the restrictions governing this type of indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities. On March 1, 2023, the credit facility was amended to transition it from LIBOR to the secured overnight financing rate (“SOFR”) and to reflect other conforming changes. We do not expect the transition from LIBOR to have a material impact on our credit facility.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. Although we have concluded as of December 31, 2022, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

The Company has information and information processing assets, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premises and cloud-based business applications critical to conducting business. In addition, our chemical manufacturing facilities are highly automated using modern computer systems.  Cyber-attacks affecting the Company, its supply chain or customers could compromise confidential, business critical information, cause a disruption in the Company’s operations, harm the Company's reputation, or endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. The Company, like many companies today, is the target of industrial espionage, including cyber-attacks. The Company has determined that these attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information.  When unauthorized access is discovered, the Company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact.

Although management does not believe that the Company has experienced any material losses to date related to these cyber security breaches, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security breaches through a comprehensive cyber security program that is continuously reviewed (through internal and external, third party, auditing), maintained, and upgraded. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, a number of renewable diesel plants are under construction in the United States as of December 2022, if completed, would add additional renewable fuel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of renewable fuels in the United States and required consumption under RFS2. If this excess production capacity was used, it would increase competition for our feedstocks, increase the volume of renewable fuels on the market, and may reduce our biodiesel gross margins, harming our revenues and profitability.

Several biofuel companies throughout the United States have filed for bankruptcy over the last several years due to industry and economic conditions.

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

We are exposed to credit risk and fluctuations in market values of our investments and cash and cash equivalent portfolio.

We could experience significant declines in the market value of our investment or cash and cash equivalent portfolio. Credit ratings and pricing of these investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, or other factors. As a result, the value and liquidity of our cash, cash equivalents, and marketable securities could decline and result in impairment losses.  In addition, at various times, we have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC").  As of December 31, 2022, we maintained with such banks cash balances of approximately $173.7 million in excess of the amounts insured by the FDIC.

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

The market price of our common stock is highly volatile, and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) the loss of or changes to the BTC or RFS2 mandate; or (vi) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

St. Albans Global Management, LLC (“St. Albans”), an entity affiliated with Mr. P. A. Novelly II, a member of the board, is entitled to demand that the Company register under the Securities Act of 1933, as amended (the “Securities Act”), the resale of all shares of the Company’s common stock beneficially owned by it. If St. Albans exercises its registration rights with respect to all 17,085,100 shares of the Company’s common stock currently owned by it, there will be an additional 6,637,600 registered shares of common stock available for trading in the public market, which may have an adverse effect on the market price of our common stock.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 14, 2023, there are 43,763,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 294 holders of record on March 14, 2023 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2022 and 2021, a special dividend in 2021, and we have also declared dividends for 2023. While we anticipate similar regular cash dividends after 2023, no assurances can be given that we will declare or pay dividends for years after 2023.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting (the “Incentive Plan”). We do not maintain any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2022, we issued 64,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

Following is additional information regarding the incentive plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	44,000	$10.74	4,310,167

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and a group of 26 companies grouped by SIC code (chemical industry), and customized peer group that includes: Aemetis Inc., Albemarle Corp, Alto Ingredients Inc., Amyris Inc., Archer-Daniels-Midland Co., Arkema Sa, Bunge Ltd, Cabot Corp, Celanese Corp, Chemours Co, Darling Ingredients Inc, Dow Inc, Eastman Chemical Co, Gevo Inc, Green Plains Inc, Hudson Technologies Inc, Huntsman Corp, Kronos Worldwide Inc, Lanxess Ag, Lyondellbasell Industries Nv, Olin Corp, Rex American Resources Corp, Solvay Sa, Stepan Co, and Westlake Corp. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2017 and tracks it through December 31, 2022.

Recent Sales of Securities

We did not sell any of our securities within the period covered by this report in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2022, neither we, nor anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.

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

Major products in the custom chemicals group include: (i) consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry) ; (ii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iii) a biocide intermediate for another customer.

The custom chemicals group historically included a laundry detergent additive manufactured exclusively for a customer for use in a household detergent. Revenues generated from the laundry detergent additive were based on a supply agreement with the customer which ended in 2020. No further sales of such products are expected. In addition, our supply agreement with a major multi-national life sciences company to manufacture an intermediate for a herbicide was not extended past 2020. No further sales are anticipated.

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

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account. We have the capability to process multiple types of feedstocks including vegetable oils, animal fats, and separated food waste oils. We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit. Our annual biodiesel production capacity is in excess of 58 million gallons per year.

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

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell D4 RINs from time to time. At December 31, 2022, we had 1.5 million D4 RINs in inventory.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2022	$394,671	$1,343	$396,014
Year ended December 31, 2021	$320,148	$1,238	$321,386
Year ended December 31, 2020	$203,365	$1,140	$204,505

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

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December	December	Dollar	%
	31, 2022	31, 2021	Change	Change
Revenue	$396,014	$321,386	$74,628	23%
Income from operations	$17,546	$12,898	$4,648	36%
Net income	$15,211	$26,255	$(11,044)	(42%)
Earnings per common share:
Basic	$0.35	$0.60	$(0.25)	(42%)
Diluted	$0.35	$0.60	$(0.25)	(42%)
Adjusted EBITDA	$52,466	$33,848	$18,618	55%

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

We enter into commodity derivative instruments to protect our operations from downward movements in commodity prices and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we use mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Twelve months ended December 31:
	2022	2021
Net income	$15,211	$26,255
Depreciation	10,454	10,452
Non-cash stock-based compensation	46	-
Interest and dividend income	(4,870)	(3,119)
Non-cash interest expense and amortization of deferred financing costs	128	127
Loss on disposal of property and equipment	64	11
Loss on derivative instruments	24,360	10,377
Loss on marketable securities	8,546	70
Income tax benefit	(1,473)	(10,325)
Adjusted EBITDA	$52,466	$33,848

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Twelve months ended December 31:
	2022	2021
Net cash provided by operating activities	$52,451	$44,084
Benefit for deferred income taxes	1,822	10,454
Interest and dividend income	(4,870)	(3,119)
Income tax benefit	(1,473)	(10,325)
Loss on derivative instruments	24,360	10,377
Change in fair value of derivative instruments	343	(609)
Changes in operating assets and liabilities, net	(20,168)	(15,699)
Other non-operating income	1	-
Impairment of intangible asset	-	(1,315)
Adjusted EBITDA	$52,466	$33,848

Results of Operations

Consolidated

	2022 Compared to 2021:				2021 Compared to 2020:
			Change				Change
(Dollars in thousands)	2022	2021	$	%	2021	2020	$	%

Sales	$396,014	$321,386	$74,628	23.2%	$321,386	$204,505	$116,881	57.2%
Volume/product mix effect			$(30,301)	(9.4%)			$(21,288)	(10.4%)
Price effect			$104,929	32.6%			$138,169	67.6%

Gross profit	$28,993	$23,537	$5,456	23.2%	$23,537	$31,307	$(7,770)	(24.8%)
Operating expense	$11,447	$10,639	$808	7.6%	$10,639	$8,968	$1,671	18.6%
Other expense (income)	$3,808	$(3,032)	$6,840	NA	$(3,032)	$(9,439)	$6,407	(67.9%)
Pretax income	$13,738	$15,930	$(2,192)	(13.8%)	$15,930	$31,778	$(15,848)	(49.9%)
Income tax benefit	$(1,473)	$(10,325)	$8,852	(85.7%)	$(10,325)	$(14,786)	$4,461	(30.2%)
Net income	$15,211	$26,255	$(11,044)	(42.1%)	$26,255	$46,564	$(20,309)	(43.6%)

2022 Compared to 2021

Consolidated sales revenue increased 23.2% or $74,628 in 2022 compared to 2021 primarily from higher average sales prices in the biofuel segment and, to a lesser extent, in the chemical segment. This increase was reduced in part by lower sales volumes primarily in the biofuels segment and, to a lesser extent, in the chemicals segment.

Gross profit increased 23.2% or $5,456 in 2022 compared to 2021. This comparative increase was primarily attributable to: (i) improved margins in the chemical segment, and (ii) the prior year was unfavorably impacted by significantly atypical natural gas prices incurred in February 2021 from Winter Storm Uri. Partially offsetting this improvement in gross profit was the unfavorable change in the realized and unrealized activity of derivative instruments which resulted in a reduction in gross profit of $24,360 in 2022, as compared to a reduction in gross profit in 2021 by $10,377. The comparative unfavorable change was primarily from the unprecedented volatility in the NYMEX heating oil futures market.

Operating expenses increased $808 in 2022 compared to 2021. This increase was primarily the result of increased compensation expense.

Other expense increased $6,840 from 2022 primarily from realized and unrealized losses on equity securities with a loss of $8,546 in 2022 as compared to a loss of $70 in 2021 (see Note 7 of our consolidated financial statements for further details).

Income tax benefit

The income tax benefit in 2022 was $1,473 or an effective tax rate of (10.7%) as compared to a benefit in 2021 of $10,325 or an effective tax rate of (64.8%).

The Company’s effective tax rates for the years 2022 and 2021 reflect the positive effect of certain tax credits and incentives, the most significant of which are the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. See Note 3 to our consolidated financial statements for a discussion of the pretax earnings impact of the BTC.

The Company’s effective tax rate for 2022 includes an expense of $7,392 or 53.8% from the recording of a valuation allowance against its deferred tax assets. The Company evaluates its deferred tax assets and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. As of December 31, 2022, based on all available and allowable evidence, the Company determined that its deferred tax assets are more likely than not realizable only to the extent of its deferred tax liabilities and recorded the resulting valuation allowance.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2022 and 2021.

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

The Company’s unrecognized tax benefit totaled $0 at December 31, 2021 and 2020.

Chemicals Segment

	2022 Compared to 2021:				2021 Compared to 2020:
			Change				Change
(Dollars in thousands)	2022	2021	$	%	2021	2020	$	%

Sales	$80,893	$67,542	$13,351	19.8%	$67,542	$79,178	$(11,636)	(14.7%)
Volume/product mix effect			(1,137)	(1.7)%			(14,285)	(18.0%)
Price effect			14,488	21.5%			2,649	3.3%

Gross profit	$25,645	$13,970	$11,675	83.6%	$13,970	$25,518	$(11,548)	(45.3%)

2022 Compared to 2021

Chemical sales revenue increased 19.8% or $13,351 in 2022 compared with 2021. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $58,737, an increase of 15.9% or $8,062 from 2021. This increase was primarily from higher sales volumes of chemical intermediates in the oil and gas industry. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $22,156 in 2022, an increase of 31.4% or $5,289 from 2021. This increase resulted from higher selling prices of our glycerin products partially offset by lower volumes of polymer modifiers.

Gross profit for the chemicals segment increased 83.6% or $11,675 in 2022 compared with 2021. This increase resulted primarily from stronger margins and higher sales volumes in products sold into the oil and gas industry and glycerin markets. In addition, the prior year gross profit was negatively impacted from higher natural gas prices incurred from Winter Storm Uri.

2021 Compared to 2020

Chemical sales revenue decreased 14.7% or $11,636 in 2021 compared with 2020. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $50,675, a decrease of 20.7% or $13,219 from 2020. This decrease was primarily driven by the loss of two products we no longer sell partially offset by increased volumes of other custom chemicals. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $16,867 in 2021, an increase of 10.4% or $1,583 from 2020. This increase resulted from higher selling prices of our glycerin products.

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

Biofuel Segment

	2022 Compared to 2021:				2021 Compared to 2020:
			Change				Change
(Dollars in thousands)	2022	2021	$	%	2021	2020	$	%

Sales	$315,121	$253,844	$61,277	24.1%	$253,844	$125,327	$128,517	102.5%
Volume/product mix effect			(29,164)	(11.5%)			(7,003)	(5.6%)
Price effect			90,441	35.6%			135,520	108.1%

Gross profit	$3,348	$9,567	$(6,219)	(65.0%)	$9,567	$5,789	$3,778	65.3%

2022 Compared to 2021

Biofuels sales revenue increased 24.1% or $61,277 in 2022 compared to 2021, primarily from increased selling prices of biodiesel and biodiesel blends, inclusive of separated RIN sales. Sales revenue declined in part on lower sales volumes as margins narrowed from the prior year.

A portion of our biodiesel sold was to two major refiners in the United States in 2022 as compared with three major refiners in 2021. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit decreased 65.0% or $6,219 in 2022 compared to 2021. Gross profit primarily decreased due to the unprecedented volatility in the heating oil futures market which resulted in a basis risk loss of $10,500 and lower sales volumes. Partially improving gross profit was (i) the change in adjustments in the carrying value of our inventory as determined utilizing the last-in, first-out (“LIFO”) method of inventory accounting reduced gross profit $9,921 in 2021 as compared to $5,794 in 2022, (ii) the liquidation effect of exiting the pipeline business, which increased profits $1,851 in 2022, and (iii) 2021 gross profit was unfavorably impacted by higher natural gas prices incurred from Winter Storm Uri.

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

Biofuels gross profit increased 65.3% or $3,778 in 2021 compared to 2020. Gross profit primarily increased due to improved profit margins experienced in the petroleum and renewable industry. The comparative margins in 2020 were weakened from the effects of the COVID-19 pandemic on the transportation market. Partially reducing gross profit in 2021 was the change in the realized and unrealized activity of derivative instruments in comparison to the prior year with a loss of $10,377 as compared to a gain of $4,379 in 2020.

Critical Accounting Policies and Estimates

Useful Lives of Property, Plant, and Equipment

We primarily base our estimate of an asset’s useful life on our experience with other similar assets. The actual useful life of an asset may differ significantly from our estimate for such reasons as the asset’s build quality, the manner in which the asset is used, or changes in the business climate. We monitor the estimated useful lives of our assets. Depreciation is provided for using the straight-line method over the associated asset’s estimated useful lives.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, when performance obligations of the customer contract are satisfied. We sell to customers through master sales agreements or standalone purchase orders. The majority of our revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied. Accordingly, we recognize revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to one of our storage locations, ready for customer pickup and separated from our other inventory. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products and is generally based upon a negotiated price. We sell products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 2 to 10 days for biofuels segment customers.

Certain long-term contracts have an upfront non-refundable payment considered a material right. The Company applies the renewal option approach in allocating the transaction price to the material right. For each of these contracts, the Company estimated the expected contractual term and expected volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Each estimate is updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Notes 2 and 4 of our consolidated financial statements for additional discussion.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2022 and 2021 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $36,805, $34,655, and $32,779 for the years ended December 31, 2022, 2021, and 2020, respectively. At December 31, 2022 and 2021, $4,473 and $3,154, respectively, was included in revenue for products that had not shipped. The latter amounts do not include Contract Assets of $775 and $362 that have not been billed nor shipped at December 31, 2022 and 2021, respectively.

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

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies. In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed taking into account tax planning strategies and the reversing net deferred tax liability as a source of income.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2022, 2021, and 2020 are set forth in the following table.

(Dollars in thousands)

	2022	2021	2020
Net cash provided by operating activities	$52,451	$44,084	$96,403
Net cash (used) provided by investing activities	$(3,829)	$14,993	$474
Net cash used in financing activities	$(10,503)	$(119,678)	$(142,086)

Operating Activities

Cash provided by operating activities increased in 2022 to $52,451 from $44,084 in 2021, a net increase of $8,367. This increase was attributed to the change in (i) accounts receivable, including accounts receivable - related parties, of $9,731 and (ii) accounts payable, including accounts payable-related parties, of $4,656. Primarily offsetting the increase in cash from operations was the increase of $6,807 in inventory in 2022 compared to 2021.

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

Investing Activities

Cash used by investing activities was $3,829 in 2022 compared to cash provided by investing activities of $14,993 in 2021 for a net decrease in cash of $18,822. This decrease was primarily attributable to sales of marketable securities in 2022 of $1,292 compared to the net sales of marketable securities in 2021 of $17,106. Increased capital expenditures decreased cash from investing activities by $3,322.

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

Financing Activities

Cash used in financing activities decreased to $10,503 in 2022, from $119,678 in 2021, a net increase of $109,175. This increase resulted from the payment of special cash dividends in 2021 of $109,408 compared to $0 in 2022.

Cash used in financing activities decreased from $142,086 in 2020 to $119,678 in 2021, a net decrease of $22,408. This decrease resulted from the payment of special dividends in 2021 of $109,408 compared to the payment of special dividends in 2020 of $131,230.

Capital Expenditure Commitments

We had $1,515 of infrastructure capital repair projects that generated commitments as of December 31, 2022.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On March 30, 2020, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on March 30, 2025. The primary amendments from the Prior Credit Agreement were a reduction in the facility’s credit limit by $65,000, a reduction in the facility’s applicable interest rate by 0.25%, a reduction in the commitment fee, and elimination of the minimum consolidated fixed charge coverage ratio.

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Agreement or the Prior Credit Agreement as of December 31, 2022 and 2021. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

The Credit Facility contains certain affirmative and negative covenants, including negative covenants that limit or restrict, among other things, indebtedness, liens and encumbrances, dividends, burdensome agreements, mergers and fundamental changes, assets sales, investments, transactions with affiliates, changes in fiscal years, and other matters customarily restricted in such agreements.

On March 1, 2023, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment primarily amends the Credit Agreement to transition the Credit Facility from LIBOR to SOFR and to reflect other conforming changes, in each case as more specifically set forth in the First Amendment.  The First Amendment does not modify the aggregate amount, or expiration date, of the Credit Facility. We do not expect the transition from LIBOR to have a material impact on the Credit Facility. Pursuant to the First Amendment, the interest rate floats at the following margins over SOFR or base rate based upon our leverage ratio. We do not expect the transition from LIBOR to have a material impact on the Credit Facility or any new agreement we might enter into.

Consolidated Leverage Ratio			Adjusted SOFR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.00%	0.00%	0.15%
≥ 1.00:1.0	And	< 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0	And	< 2.00:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0	And	< 2.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0			2.00%	1.00%	0.25%

Certain of our subsidiaries have entered into guarantees of payment on behalf of the Company for amounts outstanding under the Credit Facility. In addition, we and certain subsidiaries have entered into a pledge and security agreement with the lender parties to secure the obligations under the Credit Facility. Pursuant to the pledge and security agreement, we and certain of our subsidiaries have pledged certain collateral, including but not limited to, interests in intellectual property rights and certain equity interests in our subsidiaries.

We intend to fund future capital requirements for our businesses from cash flow generated by us as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In 2022, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends totaled $10,503.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In 2022 and 2021, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also hold certain trust preferred securities. We classify these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they are recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued dividends and interest, totaled $37,126 and $47,190 as of December 31, 2022 and 2021, respectively.

The unrealized losses on equity securities were $8,297 and $904 for December 31, 2022 and 2021, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2022 and 2021. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2022 or 2021, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$59,111
1-3 years	785
4-5 years	177
More than 5 years	-
Total	$60,073

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,396 at December 31, 2022. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2022 and 2021, the fair values of our derivative instruments were in a liability position in the amount of $142 and $485, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2022. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

Item	Volume Requirements(a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	51,675	GAL	10%	$26,437	91.2%
Methanol	8,630	GAL	10%	$1,102	3.8%
Natural gas	1,330	MCF	10%	$913	3.1%
Electricity	103	MWH	10%	$598	2.1%
Sodium Methylate	10,982	LB	10%	$550	1.9%
Coal	33	Ton	10%	$374	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the twelve months ended December 31, 2022.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2022 or 2021, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Deferred income tax asset valuation allowance relating to the account balances Noncurrent deferred income tax liability and Income tax benefit - see also Note 1 and Note 15 to the consolidated financial statements

As described in Note 1 and Note 15 to the consolidated financial statements, the Company records deferred taxes which result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Additionally, valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Determining the required valuation allowance requires management’s judgment regarding projected future taxable income. We identified the income tax valuation allowance as a critical audit matter because auditing the valuation allowance involved significant auditor effort and judgement due to the subjective and complex nature of income tax projections and determining whether management can appropriately rely on such projections for purposes of calculating the valuation allowance.

Our audit procedures related to the Company’s income tax valuation allowance included the following, among others:

●

We obtained an understanding of the relevant controls over management’s accounting for the income tax valuation allowance, and their related financial reporting disclosures and tested such controls for design and operating effectiveness as of December 31, 2022

●	We obtained management’s calculation of the income tax valuation allowance, including the sources of projected taxable income
●	We tested the mathematical accuracy of management’s calculations
●	With the assistance of our income tax subject matter specialists, we performed the following procedures:
o

We evaluated the appropriateness of management’s decision to not rely on projections of future taxable income due to the three year history of cumulative income tax losses and the Company’s related income tax policy

o

We evaluated management’s considerations of both positive and negative evidence regarding other sources of taxable income, including any relevant tax planning strategies and reversal patterns of deferred tax liabilities into taxable income

o	We considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income
o	We evaluated management’s conclusion that the valuation allowance sufficiently reduces the amount of the deferred tax assets to an amount that is more likely than not to be realized

/s/RSM US LLP

We have served as the Company’s auditor since 2019.

St. Louis, Missouri

March 14, 2023

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
Assets
Cash and cash equivalents	$175,640	$137,521
Accounts receivable, inclusive of the blenders’ tax credit of $8,970 and $8,232, and net of allowances for bad debt of $48 and $67, respectively	26,198	29,316
Accounts receivable – related parties	6	58
Inventory	26,761	26,920
Income tax receivable	1,959	9,760
Prepaid expenses	3,694	3,588
Prepaid expenses – related parties	12	4
Marketable securities	37,126	47,190
Other current assets	2,380	1,476
Total current assets	273,776	255,833
Property, plant and equipment, net	76,941	82,901
Other assets	5,252	5,596
Total noncurrent assets	82,193	88,497
Total Assets	$355,969	$344,330
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$28,546	$14,912
Accounts payable – related parties	7,799	7,911
Deferred revenue – current	3,772	6,151
Dividends payable	10,503	-
Accrued expenses and other current liabilities	5,477	6,081
Accrued expenses and other current liabilities – related parties	1	1
Total current liabilities	56,098	35,056
Deferred revenue – non-current	15,079	16,755
Noncurrent deferred income tax liability	-	1,870
Other noncurrent liabilities	1,792	1,721
Total noncurrent liabilities	16,871	20,346
Total liabilities	72,969	55,402
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of December 31, 2022 and 2021	4	4
Accumulated other comprehensive income	(1)	178
Additional paid in capital	282,489	282,443
Retained earnings	508	6,303
Total stockholders’ equity	283,000	288,928
Total Liabilities and Stockholders’ Equity	$355,969	$344,330

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands, except per share amounts)

	2022	2021	2020
Revenue	$395,555	$320,125	$202,529
Revenue – related parties	459	1,261	1,976
Cost of goods sold	357,182	274,293	158,730
Cost of goods sold – related parties	5,425	16,593	6,890
Distribution	4,240	6,787	7,401
Distribution – related parties	174	176	177
Gross profit	28,993	23,537	31,307
Selling, general, and administrative expenses
Compensation expense	3,540	2,586	2,760
Other expense	3,881	3,920	2,600
Related party expense	611	649	620
Research and development expenses	3,415	3,484	2,988
Total operating expenses	11,447	10,639	8,968
Income from operations	17,546	12,898	22,339
Interest and dividend income	4,870	3,119	5,648
Interest expense	(128)	(131)	(151)
Loss on marketable securities	(8,546)	(70)	(4,375)
Other (expense) income	(4)	114	8,317
Other (expense) income	(3,808)	3,032	9,439
Income before income taxes	13,738	15,930	31,778
Income tax benefit	(1,473)	(10,325)	(14,786)
Net income	$15,211	$26,255	$46,564

Earnings per common share
Basic	$0.35	$0.60	$1.06
Diluted	$0.35	$0.60	$1.06
Weighted average shares outstanding
Basic	43,763,243	43,756,065	43,743,243
Diluted	43,763,489	43,756,113	43,744,150

	2022	2021	2020
Comprehensive income
Net income	$15,211	$26,255	$46,564
Other comprehensive loss from unrealized net losses on available-for- sale debt securities	(227)	(38)	(111)
Income tax effect	48	8	23
Total unrealized losses, net of tax	(179)	(30)	(88)
Comprehensive income	$15,032	$26,225	$46,476

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands)

	2022	2021	2020
Cash flows from operating activities
Net income	$15,211	$26,255	$46,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,454	10,452	11,150
Amortization of deferred financing costs	95	95	108
Benefit for deferred income taxes	(1,822)	(10,454)	(610)
Change in fair value of equity securities	8,297	904	246
Change in fair value of derivative instruments	(343)	609	(390)
Loss (gain) on the sale of investments	248	(834)	4,129
Stock based compensation	46	-	49
Loss on disposal of property and equipment	64	11	31
Impairment of intangible asset	-	1,315	-
Noncash interest expense	33	32	43
Changes in operating assets and liabilities:
Accounts receivable	3,118	(7,929)	88,865
Accounts receivable – related parties	52	1,368	3,176
Inventory	162	6,969	3,684
Income tax receivable	7,801	7,908	(9,606)
Prepaid expenses	(106)	379	(2,035)
Prepaid expenses – related party	(8)	(4)	12
Other assets	799	732	658
Accounts payable	13,790	2,095	(48,639)
Accounts payable – related parties	(112)	6,927	(271)
Accrued expenses and other current liabilities	(948)	870	456
Accrued expenses and other current liabilities – related parties	-	1	(64)
Deferred revenue	(4,055)	(2,931)	(691)
Other noncurrent liabilities	(325)	(686)	(462)
Net cash provided by operating activities	52,451	44,084	96,403
Cash flows from investing activities
Collateralization of derivative instruments	(404)	(750)	158
Purchase of marketable securities	-	(23,546)	(5,073)
Proceeds from the sale of marketable securities	1,292	40,652	9,803
Proceeds from the sale of property and equipment	61	-	50
Proceeds from the sale of intangible assets	-	93	-
Capital expenditures	(4,778)	(1,456)	(4,464)
Net cash (used in) provided by investing activities	(3,829)	14,993	474
Cash flows from financing activities
Loan proceeds	-	-	8,180
Payment on loan	-	-	(8,180)
Minimum tax withholding on stock options exercised	-	(3)	-
Deferred financing costs	-	-	(477)
Proceeds from the issuance of stock	-	231	-
Equipment financing proceeds	-	-	119
Payment of dividends	(10,503)	(119,906)	(141,728)
Net cash used in financing activities	(10,503)	(119,678)	(142,086)
Net change in cash and cash equivalents	38,119	(60,601)	(45,209)
Cash and cash equivalents at beginning of period	137,521	198,122	243,331
Cash and cash equivalents at end of period	$175,640	$137,521	$198,122

Cash paid for interest	$3	$47	$2
Cash paid for income taxes	$69	$83	$661
Noncash investing and financing activities:
Noncash capital expenditures	$208	$364	$-
Noncash operating leases	$707	$269	$442
Dividends payable	$10,503	$-	$10,498

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2022, 2021, and 2020

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2019	43,743,243	$4	$296	$282,166	$184,632	$467,098
Prior period adjustment: Change in accounting principles	-	-	-	-	(12)	(12)
Balance - January 1, 2020 - As adjusted	43,743,243	$4	$296	282,166	$184,620	$467,086
Cash dividends declared	-	-	-	-	(141,728)	(141,728)
Stock based compensation	-	-	-	49	-	49
Other comprehensive loss	-	-	(88)	-	-	(88)
Net income	-	-	-	-	46,564	46,564
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Cash dividends declared	-	-	-	-	(109,408)	(109,408)
Proceeds from the issuance of stock	20,000	-	-	231	-	231
Minimum tax withholding	-	-	-	(3)	-	(3)
Other comprehensive loss	-	-	(30)	-	-	(30)
Net Income	-	-	-	-	26,255	26,255
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared	-	-	-	-	(21,006)	(21,006)
Stock based compensation	-	-	-	46	-	46
Other comprehensive loss	-	-	(179)	-	-	(179)
Net Income	-	-	-	-	15,211	15,211
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1)	Description of business and operations

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

2)	Significant accounting policies and basis of presentation

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2022 presentation.

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

The Company adopted Accounting Standards Update (“ASU’) 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments on January 1, 2020 on a modified retrospective approach. This methodology reflects expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates. The adoption did not have a material impact on the Company’s consolidated financial statements.

Customer concentrations

For the twelve months ended December 31, 2022, 2021, and 2020, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to two biodiesel customers totaled $107,898 (27% of revenue) in 2022. Sales to three biodiesel customers totaled $133,231 (41% of total revenue) in 2021 and sales to one customer totaled $25,460 (12% of revenue) in 2020. Receivables for the significant customers at December 31, 2022 and 2021, were 2% and 28% of total receivables, respectively.

No chemical customers represented a greater than 10% of total sales revenue in 2022, 2021, or 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Inventory

Inventories are valued at the lower of cost or market. The Company determines the cost of raw materials, work in process, and finished goods inventories by the last-in, first-out (“LIFO”) method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2022 or 2021. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Marketable securities

Investments consist of marketable equity and debt securities stated at fair value. The debt securities are designated as available-for-sale securities at the time of purchase based upon the intended holding period. Gains and losses from the sale of marketable securities and the changes in the fair value of equity securities are recognized as “gains (losses) on marketable securities” as a component of other income (expense) in the consolidated statements of income and comprehensive income. The cost basis used for all marketable securities is specific identification. Changes in the fair value of debt securities are recognized in “accumulated other comprehensive income” on the consolidated balance sheets, unless the Company determines that an unrealized loss will not be recovered before it is sold, in which case, the Company will recognize the loss as a component of other income (expense).

See Notes 7 and 8 for further information on marketable securities and fair value measurements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Fair value measurements

The Company records recurring and non-recurring financial assets and liabilities as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

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

Revenue within the biofuel segment includes revenue from biodiesel RINs. RINs are renewable identification numbers under the Renewable Fuel Standard (“RFS2”) used to incent the use of renewable fuels domestically. RINs are generated at 1.5 RINs per gallon of biodiesel produced and sold. Revenue is recognized from RINs when transferred to the buyer in the government provided tracking system. No cost is incurred in the generation of a RIN.

Taxes collected from customers remitted to governmental authorities are excluded from revenue. Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenue.

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. Biodiesel cost of goods sold also includes a credit for the one dollar per gallon Blenders’ Tax Credit (“BTC”) for blending biodiesel with petroleum diesel when in law. The BTC was in law during 2021 and 2022 and is in effect until December 31, 2024. See Note 3 for further discussion.

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

Income taxes

The income tax (benefit) provision is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxpaying jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies.  In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed using only the reversing net deferred tax liability as a source of income.

Recently adopted accounting standards

None.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Recently issued accounting pronouncements

Reference Rate Reform (ASU No. 2020-04)

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update to provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships and other transactions affected by reference rate reform, if certain criteria are met. The amendments in this update was effective for all entities from January 1, 2020 through December 31, 2022. The FASB extended the amendment to December 2024. The Company is in the process of evaluating and adopting a replacement.

3)	Government tax credits

BTC and Small Agri-Biodiesel Producer Tax Credit

The BTC provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  The Company recorded this credit as a reduction to cost of goods sold as applicable sales were made.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022.  With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the BTC was extended through December 31, 2024.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2022, 2021, and 2020 in the same accounting period as the benefit from the BTC as described above.  The benefit of this credit is recognized as a component of income tax (benefit) provision.

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on  March 27, 2020, to encourage eligible employers to retain employees on their payroll.  The Consolidated Appropriations Act, effective  January 1, 2021, broadened the eligibility of the credit.  The Company applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

4)	Revenue recognition

The majority of revenue is from short term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied.

Certain of the Company’s custom chemical contracts within the chemical segment contain a material right, as defined by ASC Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with ASC Topic 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2022 and 2021 consist of unbilled revenue from only one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $1,983 and $1,114 in 2022 and 2021, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $5,816 and $3,824 in 2022 and 2021, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities	December 31,
	2022	2021
Trade receivables, included in accounts receivable*	$16,459	$20,780
Contract assets, included in accounts receivable	775	362
Contract liabilities, included in Deferred revenue - short-term	3,565	5,944
Contract liabilities, included in Deferred revenue - long-term	11,605	13,059

*Exclusive of the BTC of $8,970 and $8,232, respectively, and net of allowances for bad debt of $48 and $67, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2022, approximately $15,170 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from one to five years. Approximately 24% of this revenue is expected to be recognized over the next 12 months, and 76% is expected to be recognized between one and four years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual
	Twelve months ended
	December 31,
	2022	2021
Contract revenue from customers with > 1-year arrangement	$33,686	$25,918
Contract revenue from customer with < 1-year arrangement	362,106	295,246
Revenue from non-contractual arrangements	222	222
Total revenue	$396,014	$321,386

Timing of revenue
	Twelve months ended
	December 31,
	2022	2021
Bill-and-hold revenue	$36,805	$34,695
Non-bill-and-hold revenue	359,209	286,691
Total revenue	$396,014	$321,386

Bill-and-hold transactions consisted of four specialty chemical customers in each of 2022, 2021, and 2020 whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $36,805, $34,695, and $32,779, for the years ended December 31, 2022, 2021, and 2020, respectively. Of the bill and hold sales revenue recognized, $4,473 and $3,154 had not been shipped for the years ended December 31, 2022 and 2021, respectively. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2022, 2021, and 2020 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Twelve months ended December 31:
	2022	2021	2020
United States	$394,671	$320,148	$203,365
All Foreign Countries	1,343	1,238	1,140
Total	$396,014	$321,386	$204,505

For the years ended December 31, 2022, 2021, and 2020, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

5)	Inventory

The carrying values of inventory were as follows as of December 31:

	2022	2021
At average cost (approximates current cost)
Finished goods	$11,719	$12,132
Work in process	879	462
Raw and indirect materials	33,897	30,117
	46,495	42,711
LIFO reserve	(19,734)	(15,791)
Total inventory	$26,761	$26,920

In 2022 and 2021, a LIFO liquidation resulted in a decrease of $2,124 and $3,836, respectively to “Cost of goods sold”.

6)	Derivative instruments

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income as a component of cost of goods sold and amounted to a net loss of $24,360, net loss of $10,377, and a net gain of $4,379 for the years ended December 31, 2022, 2021, and 2020, respectively.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2022		2021
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	305	$(142)	142	$(485)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,088 and $1,684 at December 31, 2022 and 2021, respectively, and is classified as other current assets in the consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

7)	Marketable securities

At December 31, 2022 and 2021, the Company had investments in certain marketable equity and debt securities which had a fair market value of $37,126 and $47,190, respectively. These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale. Accordingly, these securities were recorded at fair value of $3,675 and $3,902 at December 31, 2022 and 2021, respectively, with the unrealized loss of $1 and an unrealized gain of $226, net of taxes, as a component of stockholders’ equity. As of December 31, 2022, the contractual maturities of these debt securities were greater than 10 years.

For the years ended December 31, 2022, 2021, and 2020, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as a loss on marketable securities as a component of net income in the amount of $8,297, $904, and $246, respectively.

In 2022, 2021, and 2020, the Company recategorized a net gain of $0, $0, and $99, respectively, from accumulated other comprehensive income to a component of net income as a result of sales of available-for-sale securities.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9)	Property, plant, and equipment

Property, plant, and equipment consisted of the following at December 31:

	2022	2021
Land and land improvements	$5,923	$5,924
Buildings and building equipment	27,226	27,229
Machinery and equipment	183,999	180,498
Construction in progress	771	1,024
Accumulated depreciation	(140,978)	(131,774)
Total	$76,941	$82,901

Depreciation expense totaled $10,454, $10,452, and $11,150 for the years ended December 31, 2022, 2021, and 2020, respectively.

10)	Other assets

Other assets primarily comprise supplies and parts which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,114 and $4,425 at December 31, 2022 and 2021, respectively.

11)	Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31:

	2022	2021
Accrued employee liabilities	$3,287	$3,347
Accrued property, franchise, motor fuel and other taxes	1,165	1,912
Lease liability, current	630	644
Other	395	178
Total	$5,477	$6,081

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

12)	Borrowings

On March 30, 2020, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on March 30, 2025.

On March 1, 2023, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment primarily amends the Credit Agreement to transition the Credit Facility from LIBOR to the Secured overnight financing rate (“SOFR”) and other conforming changes, in each case as more specifically set forth in the First Amendment. The First Amendment does not modify the aggregate amount, or expiration date, of the Credit Facility. We do not expect the transition from LIBOR to have a material impact on the Credit Facility. Pursuant to the First Amendment, the interest rate floats at the following margins over SOFR or base rate based upon our leverage ratio.

Consolidated Leverage Ratio			Adjusted SOFR Rate Loans and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0			1.00%	0.00%	0.15%
≥ 1.00:1.0	And	< 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0	And	< 1.50:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0	And	< 1.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0			2.00%	1.00%	0.25%

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

There were no borrowings under the Credit Agreement at December 31, 2022 or 2021.

On  March 27, 2020, the CARES Act was enacted to provide emergency assistance for individuals, families and businesses affected by the coronavirus pandemic. Under the CARES Act, certain subsidiaries of the Company entered into a loan with Saint Louis Bank pursuant to the Paycheck Protection Program (“PPP”) totaling $8,180 on  April 10, 2020. At the time that the Company applied for the PPP loan, it qualified to receive the funds pursuant to the then published eligibility requirements. Receipt of the PPP loan ensured continued operation as part of the nation’s critical infrastructure. However, the Small Business Administration and Treasury Department subsequently issued new guidance that cast doubt on the ability of public companies to qualify for a PPP loan. As a result, the Company repaid the full amount of the PPP loan on  May 5, 2020.

At December 31, 2022 and 2021, the Company had $46 and $86 outstanding with a domestic financing company for computer technology under a three-year financing agreement.

13)	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,396 and $1,363 as of December 31, 2022 and 2021, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet. The accretion expense for 2022, 2021, and 2020 was $32, $32, and $43, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 in 2022, 2021, and 2020.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

14)	Lease commitments and purchase obligations

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

Following are supplemental income statement and cash flow information related to leases.

	Twelve Months Ended
	December 31,
	2022	2021	2020
Operating lease expense	$862	$887	$841
Short-term lease expense	$31	$23	106
Cash paid for operating leases	$862	$887	841
Right of use assets obtained in exchange for lease obligations	$707	$269	442
Weighted average discount rate, per annum	5.2%	3.6%	3.7%

On December 31, 2022 and 2021, a right of use asset was reported as other noncurrent assets of $1,109 and $956, other current liabilities of $630 and $644, and other noncurrent liabilities of $389 and $312, respectively.

Following are maturities of lease liabilities at December 31, 2022.

2023	$667
2024	398
Total	1,065
Less: imputed interest	46
Present value of lease liabilities	$1,019

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one-year terms.

The Company holds one non-cancelable obligation for software maintenance with payment obligations presented as follows.

2023	$37
2024- 2026	80
Total	$117

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15)	Income tax benefit

The following table summarizes the income tax (benefit) provision for the years ended:

	2022	2021	2020
Income before taxes - U.S.	$13,738	$15,930	$31,778
Income tax provision:
Federal
Current	290	142	(14,234)
Deferred	(1,998)	(10,417)	1,120
State and other
Current	60	(13)	59
Deferred	175	(37)	(1, 731)
Total	$(1,473)	$(10,325)	$(14,786)

Differences between the income tax (benefit) provision computed using the U.S. federal statutory income tax rate were as follows:

	2022	2021	2020
Amount computed using the statutory rate of 21% for 2022, 2021, and 2020	21.0%	21.0%	21.0%
Agri-biodiesel production credit	(8.6)	(7.4)	(3.7)
Federal BTC benefit	(76.2)	(75.2)	(38.7)
State BTC benefit	(7.0)	(8.9)	(3.8)
Credit for increasing research activities	(1.0)	(0.7)	(0.5)
Dividends received deduction	(1.6)	(1.6)	(0.9)
State income taxes, net	5.1	3.5	(0.5)
State research credits	(0.1)	-	(1.0)
State rate change and other deferred adjustments	3.6	5.0	-
Valuation allowance for deferred tax assets	53.8	-	-
CARES Act	-	-	(17.4)
Other	0.3	(0.5)	(1.0)
Income tax benefit	(10.7)%	(64.8)%	(46.5)%

The income tax benefit in 2022 is $1,473 or an effective rate of (10.7%) as compared to an income tax benefit of $10,325 or an effective tax rate of (64.8%) in 2021 and an income tax benefit of $14,786 or an effective tax rate of (46.5%) in 2020.

On March 27, 2020, President Trump signed into law the CARES Act. The CARES Act, among other things, provides that Net Operating Losses (“NOLs”) arising in a taxable year beginning after December 31, 2017 and before January 1, 2021 shall be treated as a carryback available to offset 100% of taxable income in each of the five preceding taxable years unless the taxpayer elects to forego the carryback. The Company’s effective tax rate for the year 2020 was positively impacted by its ability to carry back both its 2019 and 2020 federal NOLs in full to tax years with 35% marginal tax rates, rather than forward to years with anticipated 21% tax rates. In the fourth quarter of 2020, the Company filed a refund claim of $7,695 and accrued an additional refund claim of $1,211, subsequently filed in January 2021, relating to the carryback of its NOL generated in 2019. All refunds from these filings have been received as of December 31, 2022. In the fourth quarter of 2021, the Company filed a refund claim of $8,463 relating to the carryback of its NOL generated in 2020 of which, $2,299 remains outstanding as of December 31, 2022. States in which the Company conducts the majority of its business have not conformed to the CARES Act’s enhanced NOL carryback provisions, and the anticipated benefits of these state losses are carryforwards are accordingly classified as deferred tax assets.

The Company’s effective tax rates for the years 2022, 2021, and 2020 reflect the positive effect of the BTC and Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. Both incentives are currently due to expire in December 2024.

The Company’s 2022 and 2021 effective tax rate provisions reflect the negative impact to the Company’s overall state income tax position of its 2021 decision to phase out its shipments on the petroleum products common carrier pipelines and the termination of these operations in 2022. This operational change shifts the Company’s business among various states such that its net deferred tax liabilities will be realized at higher rates. Additionally, the Company’s 2021 state deferred tax provision reflects a one-time benefit from state legislation enacted during the year which applies a lower tax rate to future reversals of deferred tax liabilities.

As further discussed below, in 2022 the Company determined that its deferred tax assets are realizable only to the extent of its deferred tax liabilities and recorded a valuation allowance that reduces its net deferred tax asset to $0.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2022	2021
Deferred tax assets
Compensation	$391	$427
Inventory reserves	601	685
Self-insurance	70	100
Asset retirement obligation	323	314
Deferred revenue	4,081	5,295
Federal net operating loss carryforwards	9,360	5,428
State net operating loss carryforwards	1,884	2,311
Accrued expenses	2,648	759
Stock based compensation	24	14
Federal credit carryforwards	5,216	3,598
State credit carryforwards	687	676
Research & development costs	749	-
Derivative instruments	29	102
Capital loss carryforwards	1,241	1,084
Trading securities	656	-
Other	96	-
Intangible asset impairment	-	168
Subtotal deferred tax assets	28,056	20,961
Valuation Allowance	(7,392)	-
Total deferred tax assets	20,664	20,961

Deferred tax liabilities
Available for sale securities	-	(47)
LIFO inventory	(2,740)	(2,589)
Depreciation	(17,046)	(18,266)
Trading securities	-	(1,090)
Prepaid expenses	(878)	(839)
Total deferred tax liabilities	(20,664)	(22,831)

Net deferred tax liabilities	$0	$(1,870)

The Company’s federal net operating loss carryforwards at December 31, 2022 do not expire and can be carried forward indefinitely. Utilization of these carryforwards is limited to 80% of taxable income in any given year. State net operating loss carryforwards at December 31, 2022 reflect losses generated in 2019 through 2022 and, if unused, will expire in years 2024 through 2032. Federal and state tax losses are primarily a function of the nontaxable nature of the BTC.

Federal tax credit carryforwards at December 31, 2022 include the Small Agri-biodiesel Producer Credit and Credit for Increasing Research generated in years 2019 through 2022 and expiring in 2039 through 2042. State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 through 2022 and expiring in 2028 through 2031.

Capital loss carryforwards were generated in 2019 through 2022 and will expire in 2024 through 2027.

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies. In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed taking into account tax planning strategies and the reversing net deferred tax liability as a source of income.

As of December 31, 2022, the Company recorded a valuation allowance of $7,392 after determining that its total deferred tax assets are more likely than not realizable only to the extent of its deferred tax liabilities.

There are no unrecognized tax positions as of December 31, 2022, 2021, or 2020, and the Company does not anticipate any change over the next twelve months.

The Company records interest expense (income) and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of ($95), ($60), and $27 for December 31, 2022, 2021, and 2020, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 at both December 31, 2022 and 2021, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2019 forward.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16)	Earnings per share

In the year ended December 31, 2022, 2021 and 2020, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested.

There were no outstanding restricted stock units for the year ended December 31, 2022, 2021 or 2020.

Basic and diluted earnings per common share were computed as follows:

	For the twelve months ended December 31:
	2022	2021	2020
Numerator:
Net income	$15,211	$26,255	$46,564
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,756,065	43,743,243
Effect of dilutive securities:
Stock options	246	48	907
Weighted average shares outstanding – diluted	43,763,489	43,756,113	43,744,150

Basic earnings per share	$0.35	$0.60	$1.06
Diluted earnings per share	$0.35	$0.60	$1.06

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 33,754, 28,953, and 43,500, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

17)	Stock-based compensation

The Board of Directors of the Company adopted an omnibus incentive plan which was approved by the shareholders of the Company at its 2017 annual shareholder meeting (the “Incentive Plan”). The purpose of the plan is to:

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

The Incentive Plan authorizes the Company to issue stock options (including incentive stock options and nonqualified stock options), common stock awards, and stock appreciation rights. Eligible participants in the plan include: (i) members of the Company’s board of directors and its executive officers; (ii) regular, active employees of the Company and any of its subsidiaries; and (iii) persons engaged by the Company or any of its subsidiaries to render services to the Company or its subsidiaries as an advisor or consultant.

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

The Company recognizes compensation expense in its financial statements for common stock-based options based upon the grant-date fair value over the requisite service period.

No common stock awards were issued in 2022, 2021 or 2020.

In August 2022 and January 2020, the Company granted a total of 20,000 and 24,000 stock options, respectively, to two new members of the Board of Directors and to the Chief Operating Officer, also respectively. No stock options were granted under the Incentive Plan in 2021. The options awarded in each of the years have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2022 vested immediately and expire in August 2027. All options awarded in 2020 vested immediately upon grant and expire in January 2025. The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.30 and $2.05 per option in 2022 and 2020, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2022 or 2020. All of the options exercised in 2021 were exercised on a cash basis.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

Assumptions	2022 Options	2021 Options	January 2020 Options
Expected volatility rate	56.61%	n/a	31.53%
Expected dividend yield	3.34%	n/a	2.08%
Risk-free interest rate	3.20%	n/a	1.60%
Expected forfeiture rate	0.00%	n/a	0.00%
Expected term in years	2.3	n/a	2.5

The volatility rate for the options granted in 2022 and 2020 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

For the years ended December 31, 2022, 2021, and 2020, total share-based compensation expense (before tax) totaled $46, $0, and $49, respectively. In the years ended December 31, 2022 and 2020, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2022 and 2021, there was no unrecognized compensation expense related to stock options.

A summary of the activity of the Company’s stock options and awards for the period beginning January 1, 2020 and ending December 31, 2022 is presented below.

		Weighted Average
	Options	Exercise Price
Outstanding at January 1, 2020	50,000	$14.05
Granted	24,000	$11.56
Exercised	-	$-
Canceled, forfeited, or expired	(30,000)	$13.99
Outstanding at December 31, 2020	44,000	$12.73
Granted	-	$-
Exercised	(20,000)	$11.56
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2021	24,000	$13.71
Granted	20,000	$7.18
Exercised	-	$-
Canceled, forfeited, or expired	-	$-
Outstanding at December 31, 2022	44,000	$10.74

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 4,310,167 options available for grant under the Incentive Plan. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan at December 31, 2022.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2022	Life	Price	2021	Price
$16.21	10,000	0.81	$16.21	10,000	$16.21
$12.07	10,000	1.71	$12.07	10,000	$12.07
$11.56	4,000	2.06	$11.56	4,000	$11.56
$7.18	20,000	4.61	$7.18	20,000	$7.18
	44,000	2.86	$10.74	44,000	$10.74

The aggregate intrinsic values of total options outstanding and exercisable at December 31, 2022 and 2021 were $19 and $0, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2022 and 2021, respectively, exceeded the exercise price of the options granted.

18)	Stockholders’ equity

St. Albans Global Management, LLC (“St. Albans”), an entity affiliated with Mr. P. A. Novelly II, a member of the board, is entitled to demand that the Company register under the Securities Act of 1933, as amended (the “Securities Act”), the resale of all shares of the Company’s common stock beneficially owned by it. If St. Albans exercises its registration rights with respect to all 17,085,100 shares of the Company’s common stock currently owned by it, there will be an additional 6,637,600 registered shares of common stock available for trading in the public market.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19)	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,719, $1,770, and $1,906 for the years ended December 31, 2022, 2021, and 2020, respectively.

20)	Related party transactions

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

Related party balance sheet accounts

	2022	2021
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$6	$58
Total accounts receivable	$6	$58
Prepaid expenses
Administrative services and other	$12	$4
Total prepaid expenses	$12	$4
Accounts payable
Natural gas and fuel purchases	$7,788	$7,900
Travel and administrative services	$11	$11
Total accounts payable	$7,799	$7,911
Accrued liabilities
Travel and administrative services	$1	$1
Total accrued liabilities	$1	$1

Related party income statement accounts

	For the years ended December 31:
	2022	2021	2020
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$459	$1,261	$1,976
Total revenues	$459	$1,261	$1,976
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$5,425	$5,233	$3,865
Natural gas purchases	-	11,360	3,025
Total cost of goods sold	$5,425	$16,593	$6,890
Distribution
Distribution and related services	$174	$176	$177
Total distribution	$174	$176	$177
Selling, general and administrative expenses
Commodity trading advisory fees	$307	$308	$308
Travel and administrative services	184	221	192
Income tax, consulting services and other	120	120	120
Total selling, general, and administrative expenses	$611	$649	$620

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

Natural gas purchases

The Company uses natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. This natural gas is purchased through an affiliate provider of natural gas marketing services. Expenses related to these purchases include the cost of the natural gas only; transportation charges are paid to an independent third party. The natural gas matter as discussed in Note 23, Legal proceedings, is in reference to the natural gas supplier, not the related party.

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

Summary of business by segment

	Twelve months ended December 31,
	2022	2021	2020
Revenue
Custom chemicals	$58,737	$50,675	$63,894
Performance chemicals	22,156	16,867	15,284
Chemicals revenue	80,893	67,542	79,178
Biofuels revenue	315,121	253,844	125,327
Total Revenue	$396,014	$321,386	$204,505

Segment gross profit
Chemicals	$25,645	$13,970	$25,518
Biofuels	3,348	9,567	5,789
Total gross profit	$28,993	$23,537	$31,307

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

22)	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2022
Revenues	$42,261	$117,796	$118,141	$117,816
Gross (loss) profit	$(7,155)	$977	$19,985	$15,186
Net (loss) income	$(12,398)	$(3,104)	$15,780	$14,933
Net income per common share:
Basic	$(0.28)	$(0.07)	$0.36	$0.34
Diluted	$(0.28)	$(0.07)	$0.36	$0.34

2021
Revenues	$41,516	$74,118	$98,682	$107,070
Gross (loss) profit	$(10,736)	$(43)	$8,192	$26,124
Net (loss) income	$(8,773)	$3,481	$9,202	$22,345
Net income per common share:
Basic	$(0.20)	$0.08	$0.21	$0.51
Diluted	$(0.20)	$0.08	$0.21	$0.51

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

23)	Legal proceedings

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

As a result of the extraordinary increase in natural gas prices in February 2021, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers.  At this time the Company is disputing its  February 2021 natural gas bill and payment thereof is pending further investigation.

The natural gas expense was a component of Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the period ended  December 31, 2021.  However, as discussed in Note 21, Related Party Transactions, the “ultimate” natural gas supplier is not a related party of the Company.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2022 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by RSM US LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Remediation of Material Weakness

In the course of preparing the Company's financial statements for the three months ended March 31, 2022, our management concluded and reported that the following was a material weakness in internal control over financial reporting.

The Company's income tax provision for the three months ended March 31, 2022 was prepared by a related party who failed to properly calculate the income tax valuation allowance and this error was not identified upon review.

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

To remediate this deficiency, we utilized an experienced third party to review the valuation allowance for the life of the net operating losses and achieved a more timely completion of review controls. The material weakness was fully remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than described above under "Remediation of Material Weakness", there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2022 and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 14, 2023 expressed an unqualified opinion.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 14, 2023

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2022.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman	79	2005	2024
Donald C. Bedell	81	2008	2025
Paul M. Manheim	74	2011	2023
Dale E. Cole	74	2015	2024
Terrance C.Z. Egger	65	2015	2025
Alain Louvel	77	2018	2024
Rose Sparks	56	2019	2023
Paul A. Novelly, II	55	2022	2023
Ron J. Kruszewski	64	2022	2025

In 2022 and in connection with the Company’s plan for an orderly transition of the Company’s senior management, Paul A. Novelly, II and Ronald J. Kruszewski were appointed to serve as directors and Tom McKinlay was appointed as Chief Executive Officer following Paul A. Novelly’s retirement as Chief Executive Officer. There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

On April 8, 2022, Jeffrey L. Schwartz resigned from the board of directors and each committee thereof. Mr. Schwartz’s decision to resign was solely for personal reasons. During 2021 and until his resignation, Mr. Schwartz was a member of our nominating/corporate governance committee.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Tom McKinlay (a)	Chief Executive Officer	59	2017
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	56	2012
Charles W. Lyon	Chief Commercial Officer	62	2021
Kyle Gaither (b)	Chief Operations Officer	55	2023

(a)	Mr. McKinlay was appointed Chief Executive Officer on July 31, 2022 upon Mr. Novelly’s retirement in connection with planning for an orderly transition of the Company’s senior management.

(b)	Mr. Gaither was appointed Chief Operations Officer effective February 9, 2023. Prior to such appointment, Tom McKinlay served in this role.

There is no other arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

Paul A. Novelly, II is the son of Paul A. Novelly, chairman of our board. There are no other family relationships between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since 2005. Mr. Novelly recently retired as chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. Mr. Novelly is a director and the chairman of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States, and formerly served as chief executive officer of St. Albans Global Management, LLC, which provided corporate management services. In the past six years, Mr. Novelly was a director of WPT GP, LLC, a wholly owned subsidiary of World Point Terminals, Inc. and general partner of World Point Terminals, LP. World Point Terminals, LP was a publicly traded master limited partnership listed on the New York Stock Exchange until July 2017. He formerly served on the board of directors at Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and FCB Financial Holdings, Inc., a holding company whose material subsidiary is Florida Community Bank. Mr. Novelly previously served on the board of directors of World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor to World Point Terminals, Inc.

Our board believes that Mr. Novelly’s experience, knowledge, skills, and expertise as our chairman since 2005 and his knowledge of our operations and effectiveness of our business strategies provide valuable perspective to our board and add significant value. Additionally, Mr. Novelly’s experience of executive positions with Apex Oil Company, Inc., St. Albans Global Management, LLC, and WPT GP, LLC and as the chairman of World Point Terminals, Inc. are integral to our board’s assessment of our business opportunities and strategic options. Finally, Mr. Novelly’s service and experience as a director for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Donald C. Bedell has been a member of our board since 2008. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States.In the past five years, Mr. Bedell has served on the board of directors of World Point Terminals Inc., a Canadian and Toronto Stock Exchange predecessor to World Point Terminals, Inc.

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

Paul M. Manheim has served on our board since 2011. Mr. Manheim is currently a non-executive director of HAL Real Estate Inc., which develops and owns a portfolio of real estate in the Pacific Northwest consisting of multi-family, office, and mixed-use assets. He was the president and chief executive officer of HAL Real Estate Inc. until September 2005. HAL Real Estate Inc. is a subsidiary of HAL Holding N.V. Mr. Manheim joined Holland America Line, N.V., the predecessor of HAL Holding N.V., an international holding company traded on the Amsterdam Stock Exchange, in 1982 and filled various positions in the financial and corporate development areas. June 2005 to 2014, Mr. Manheim was the chairman of the board of Shanghai Red Star Optical Company, which owned a portfolio of optical retail outlets in China and was affiliated with Europe’s largest optical retailer. Mr. Manheim has served as a director and chairman of the audit committee of World Point Terminals, Inc. and its predecessor since 2009. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. Mr. Manheim received a bachelor of commerce degree with honors from the University of New South Wales, Australia, and qualified as a Chartered Accountant in 1976.

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

Dale E. Cole has served on our board since 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole previously served on the board of Lyon College in Batesville. As of December 31, 2022, First Community Bank had 33 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of over $2.4 billion.

Mr. Cole’s extensive career in banking built in him a strong foundation in business, regulatory environments, and corporate governance. Having served on numerous committees throughout his career, including compensation, trust, executive, asset/liability, investment, and many others, Mr. Cole’s well-rounded experience and exposure in banking and regulatory environments will strengthen the governance function of our board. Additionally, Mr. Cole’s service and experience as chairman for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board.

Terrance C.Z. (Terry) Egger has served on our board since 2015. He retired as the publisher and CEO of Philadelphia Media Network, parent company of the Philadelphia Inquirer, the Philadelphia Daily News and Philly.com, that region’s largest news company, in which capacity he oversaw all operations of the newspaper and its affiliates. Prior to August 2015, Mr. Egger served as president and CEO of the Cleveland 2016 Host Committee, Inc., where he led the successful effort for the City of Cleveland to host the 2016 Republican National Convention. In 2013, Mr. Egger had retired as chairman of The Plain Dealer Publishing Co. in Cleveland, parent company of The Plain Dealer, Ohio’s largest newspaper, where he had served in several executive capacities from 2006. From 1996 to 2006, Mr. Egger was the president and publisher of the St. Louis Post-Dispatch, where he supervised all operations, including its website STLtoday.com and Suburban Journals of Greater St. Louis. Terry started his newspaper career managing marketing and advertising for papers in Los Angeles, California and Tucson, Arizona. Mr. Egger is a member of the Board of Directors of Medical Mutual of Ohio and a member of the Board of Trustees of the Cleveland Clinic Foundation. He has a bachelor’s degree from Augustana College and a master’s degree in speech communication from San Diego State University.

Our board believes that Mr. Egger’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development, supervision, operations and management add significant value to our board. Additionally, Mr. Egger’s service and experience on other boards, strengthens the governance and functioning of our board.

Paul A. Novelly, II has served on our board since July 2022. He serves as the Chief Executive Officer of Apex Holdings Co. and its subsidiary Apex Oil Company, Inc., a privately held company based in St. Louis, Missouri, which together with its affiliates is engaged in trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. He has been a registered broker at Stifel, Nicolaus & Co., Inc. since 2005. Mr. Novelly II is the chief executive officer of Apex Holding Co. and the sole manager of SAGM Holdings, LLC, which is the manager of St. Albans Global Management, LLC, which provided corporate management services. He is also the owner and president of St. Albans Construction Company, which serves the needs of the luxury custom home buyers. He also serves as a director of Apex Oil Company Charitable Foundation.

Our board believes that Mr. Novelly’s experience, knowledge, skills, and expertise, including experience acquired in management of various companies, and his knowledge of the Company and its business along with his extensive experience as a broker with national securities firms in evaluating public companies and their financial reports, add significant value to our board and the Company.

Alain J. Louvel has served on our board since 2018. After receiving an MBA from Columbia University and a Master’s in Economics and Political Sciences degree from the Paris University, began his professional career in 1970 as an advisor to the Department of Industry and Trade of the Quebec Government.

In 1972, he joined Bank Paribas and for the next 33 years held numerous positions with Bank Paribas in France, Canada and the United States. From 1985 on, for a period of 10 years, he was responsible for the bank’s energy, commodity and derivative activities, first in New York covering the Americas until 1991, and then in the Paris head office as global head. In 1996, Mr. Louvel returned to New York as the bank’s head of territory for the Americas and completed his banking career as head of Risk Management Americas, with overall responsibilities over credit, market, counterparty and operational risk for the combined operations of Bank Paribas and BNP following the merger that formed BNP Paribas, until his retirement from the bank in 2007.

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

Ronald J. Kruszewski has served on our board since July 2022. He is Chairman of the Board and Chief Executive Officer of Stifel Financial Corp. and its principal subsidiary, Stifel, Nicolaus & Company, Incorporated. He joined the firm as Chief Executive Officer in 1997 and was named Chairman in 2001. Mr. Kruszewski is the current Chairman of the American Securities Association (ASA) and serves on the Board of Directors of the Securities Industry and Financial Markets Association (SIFMA). From 2014 through 2019, he served on the Federal Advisory Council of the St. Louis Federal Reserve Board of Directors. Additionally, he serves on the Board of Trustees for both Saint Louis University and the U.S. Ski and Snowboard Team Foundation.

Our board believes that Mr. Kruszewski’s extensive managerial and leadership experience in the financial services industry in addition to a comprehensive understanding and knowledge of public companies’ day-to-day operations and strategy add significant value to our board.

Tom McKinlay became the Company and FutureFuel Chemical Company’s Chief Executive Officer in July 2022 and Chief Operating Officer in January 2017. Mr. McKinlay is a Chemical Engineer and business operations executive with over 30 years of global experience in the oil and gas industry. He has extensive experience in the oil and gas industry on both sides of the Atlantic. This includes responsibility for large scale refining and trading operations; midstream assets; renewables production and trading; retail; contract negotiation; and mergers and acquisitions.

For over two years prior to his hire by the Company, Mr. McKinlay was the owner and president of Gilrita Consulting Limited, a UK based independent downstream consultancy firm. Prior to Gilrita Consulting Limited, he was Executive Vice President of Murphy Oil Corporation for more than three years, a role which latterly incorporated the role of Managing Director of Murco Petroleum Limited, a UK based oil refining company. Mr. McKinlay was employed for approximately six years by Murphy Oil where he became Executive Vice President of Worldwide Downstream Operations. Mr. McKinlay received a bachelor of science in chemical engineering (with honors) from the University of Strathclyde in Glasgow, UK in 1985.

Our board believes the experience, knowledge, skills, and expertise Mr. McKinlay acquired in his past roles in operations add significant, strategic value to the Company. Additionally, Mr. McKinlay’s experience with large scale production and trading provides the company with significant understanding in the regional and global biodiesel industry.

Rose M. Sparks has served on our board since 2019 and been our principal financial officer and treasurer and principal accounting officer since 2012 and our chief financial officer since 2013. Prior to 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over twenty-five years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks holds a certified public accounting certificate but has elected inactive status.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to the Company.

Charles W. Lyon was appointed as our chief commercial officer. Mr. Lyon was previously hired as Senior Vice President of Strategy and Planning at FutureFuel Chemical Company, a wholly owned subsidiary of the Company, on September 7, 2021. In his new capacity, Mr. Lyon will lead the Company in sales, marketing, and technology and develop and implement a business growth strategy for custom chemicals, specialty chemicals, and biodiesel products. Mr. Lyon is a global business executive with over 25 years of international business experience in over 30 countries in the industrial chemical and specialty chemical industries. He has extensive experience in establishing and growing specialty chemicals businesses, especially in the Americas and Asia Pacific regions. Mr. Lyon received a BS in Chemical Engineering and a MS in Engineering Management, both from the University of Missouri in Rolla (now Missouri University of Science and Technology).

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

Kyle Gaither was appointed as our chief operations officer. Mr. Gaither has worked for FutureFuel Chemical Company and its predecessor, Eastman Kodak Company, for over 30 years. Prior to being appointed General Manager in January 2018, he served as Superintendent of Operations and in various other management roles for FutureFuel Chemical Company. Mr. Gaither holds a Bachelor’s of Science degree in chemical engineering from the University of Arkansas.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities file with the SEC reports of ownership and reports of changes in ownership of shares and other equity securities. Such executive officers and directors and other persons who beneficially own more than 10% of a registered class of our equity securities are required by the SEC to furnish us with copies of all Section 16(a) filed by such reporting persons.

Based solely on our review of such forms furnished to us or written representations provided to us by the reporting persons, we believe that all filing requirements applicable to our executive officers, directors and other persons who beneficially own more than 10% of a registered class of our equity securities were complied with in the year ended December 31, 2022, with the exception of three Form 4s filed late due to administrative error by the following reporting persons, Mr. Paul A. Novelly on June 21, 2022 with respect to four transactions, St. Albans Global Management, LLC on June 13, 2022 with respect to four transactions, and Mr. Donald C. Bedell on December 14, 2022 with respect to one transaction, and two Form 3s filed late due to administrative error by Mr. Paul Anthony Novelly II on June 13, 2022, and Ronald J. Kruszewski on July 19, 2022.

Item 11.	Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to the Company’s officers and directors and the executive officers and directors of FutureFuel Chemical Company. In 2022, we paid salaries, bonuses, and other forms of compensation to the Company's officers and the officers of FutureFuel Chemical Company as described below.

For 2022, our directors received an annual fee of $30, prorated if their service was for less than the full year. Committee heads received an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically. For 2023, the compensation committee reviewed and approved the following director compensation arrangements: annual fee of $50 for all directors (subject to proration for partial year service); additional annual fees of $25, $20, and $10 for our chairman of the board, audit committee chairman, and other committee chairmen, respectively (subject to proration for partial year service); a per-board meeting fee of $5; and a per-committee meeting fee of $2.5, with each meeting fee paid whether attended in person or telephonically.

With the exception of Rose M. Sparks, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2022 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2023 and set or adjusted as the board deems appropriate.

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

The elements of our compensation program include base salary, bonuses, and certain retirement, insurance, and other benefits generally available to all employees. In addition, in 2017, our board adopted the Incentive Plan which was approved by our shareholders at our 2017 annual meeting. The Incentive Plan provides equity-based compensation to our executive officers and our directors. Our compensation committee, and the Company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

We determined not to pay cash salaries or bonuses to Mr. Novelly for 2022 in his capacity as chairman and as Chief Executive Officer prior to his retirement from such role in July 2022. Mr. Novelly, receives compensation from our affiliate, Apex Oil Company, Inc. Mr. Novelly did not receive any increase in salary, bonus, or other income from Apex Oil Company, Inc. to compensate him for his services to us. Upon his appointment to Chief Executive Officer, Mr. McKinlay’s base salary was initially unchanged, but in January 2023, the compensation committee adjusted Mr. McKinlay’s annual base salary to $400, retroactive to his date of appointment, with the aggregate amount of the retroactive adjustment paid to Mr. McKinlay in a lump sum in February 2023. The base salary for Mrs. Sparks was increased for 2022, and director fees of $37 were paid to Mrs. Sparks in 2022. Mr. Lyon’s base salary was unchanged in 2022.

For the year 2022, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2022 received bonuses of approximately 138 hours of pay at their normal hourly rate. Employees hired in 2022 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than FutureFuel Chemical Company’s lead management team) received an additional bonus amount ranging from $0 to $20. Bonuses to FutureFuel Chemical Company’s managers other than the lead management team were determined by FutureFuel Chemical Company’s officers. Bonuses in 2022 for Mr. McKinlay, Mrs. Sparks, Mr. Lyon, and other members of lead management of FutureFuel Chemical Company were recommended by our compensation committee in respect of our chief executive officer and by our chief executive officer for all other executive officers, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program for fiscal years commencing after 2022. The total bonus amount will be determined based on annual performance and will be solely on a discretionary basis. In determining actual bonus payouts for such years, we expect the compensation committee will consider performance against Company performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

Omnibus Incentive Plan

Our board of directors adopted the Incentive Plan, which was approved by our shareholders at our 2017 annual shareholder meeting. The purpose of the Incentive Plan is to:

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. As of December 31, 2022, 44,000 options for shares of stock and no awards of shares of stock have been made under the Incentive Plan. See Note 17 to our consolidated financial statements for a detailed discussion of 2022 stock based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,310,167 shares are available to be issued under the Incentive Plan as of December 31, 2022.

The Incentive Plan is administered by: (i) our board, (ii) a committee of our board appointed for that purpose; or (iii) if no such committee is appointed, our board’s compensation committee (in any case, the “Administrator”). The Administrator may appoint agents to assist it in administering the Incentive Plan. The Administrator may delegate to one or more individuals the day-to-day administration of the Incentive Plan and any of the functions assigned to the Administrator in the Incentive Plan. Such delegation may be revoked at any time. All decisions, determinations, and interpretations by the Administrator regarding the Incentive Plan and the terms and conditions of any award granted thereunder will be final and binding on all participants.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2022 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2022, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

The Administrator may award shares of our common stock to participants. The grant, issuance, retention, or vesting of each stock award may be subject to such performance criteria and level of achievement versus these criteria as the Administrator determines, which criteria may be based on financial performance, personal performance evaluations, or completion of service by the participant. Unless otherwise provided for by the Administrator, upon the participant’s termination of employment other than due to death or retirement, the unvested portions of the stock award and the shares of our common stock subject thereto will generally be forfeited. Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to death or retirement, all outstanding stock awards will continue to vest provided certain conditions to be determined are met. Unless otherwise provided for by the Administrator, if a participant’s termination of employment is due to his death, a portion of each outstanding stock award granted to such participant will immediately vest and all forfeiture provisions and repurchase rights will lapse as to a prorated number of shares of common stock determined by dividing the number of whole months since the grant date by the number of whole months between the grant date and the date that the stock award would have fully vested.

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

Federal Income Tax Consequences of the Incentive Plan

Upon the exercise of a non-qualified stock option, a participant in the Incentive Plan will realize income in the year of exercise equal to the difference between the exercise price and the value of the shares acquired, and we may deduct an amount equal to the income recognized by the participant, subject to the limits under applicable laws. We will not receive a tax deduction at the time of a grant or exercise of an incentive stock option, and no income is recognized by a participant when an incentive stock option is granted or exercised. When an incentive stock option is exercised, the difference between fair market value at the date of exercise and the exercise price will be an item of adjustment for purposes of calculating the participant’s alternative minimum tax for the year of exercise.

If the shares of our common stock acquired upon exercise of an incentive stock option are disposed of after the later of two years from the date of option grant or one year after the transfer of the shares to the participant (the “holding period”), any gain or loss upon disposition of the shares will be treated for federal income tax purposes as long-term capital gain or loss, as the case may be. A disposition includes a sale, exchange, gift or other transfer of legal title. In general, a participant’s basis in the shares of our common stock received upon exercise of an incentive option will be the exercise price paid by him or her for the shares. If the option shares are disposed before the expiration of the holding period, all or part of any gain will be characterized as ordinary income depending upon the relative amount of the sale price of the shares as compared with the exercise price of the shares. The amount of ordinary income realized by an employee in a sale or exchange for which a loss would be recognized is limited to the excess of the amount realized on the sale or exchange over the stock’s adjusted basis.

Ordinary income received on account of a disposition of shares within the holding period will be taxable as additional compensation, and we may treat that income as a deductible expense for federal income tax purposes.

Retirement Benefits

We adopted a 401(k) plan for FutureFuel Chemical Company which is generally available to all of its employees.

Life Insurance and Other Employee Benefits

Our executive officers generally participate in employee welfare plans (life insurance, medical insurance, disability insurance, vacation pay, and the like) maintained by FutureFuel Chemical Company for all of its employees. While serving as Chief Executive Officer prior to his retirement, Mr. Novelly did not participate in these plans.

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

Recommendations from Management

Our chairman and chief executive officer make recommendations to the compensation committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The compensation committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2022.

Summary Compensation Table

(Dollars in thousands)

Person	Year	Salary	Bonus	Stock Awards (e)	Option Awards (f)	All Other Compensation (g)	Total
Paul A. Novelly (a),(d)	2022	$-	$-	$-	$-	$34	$34
Chairman and former Chief Executive Officer	2021	$-	$-	$-	$-	$-	$-
FutureFuel Corp.	2020	$-	$-	$-	$-	$-	$-
Rose M. Sparks (a), (b)	2022	$212	$110	$-	$-	$58	$380
Chief Financial Officer, principal financial officer,	2021	$191	$95	$-	$-	$55	$341
and treasurer, FutureFuel Corp.	2020	$183	$95	$-	$-	$54	$332
Tom McKinlay(a) (d)	2022	$287	$150	$-	$-	$49	$486
Chief Executive Officer and former Chief Operating Officer	2021	$287	$125	$-	$-	$14	$426
FutureFuel Chemical Company	2020	$287	$95	$-	$49	$22	$453
Charles Lyon (a), (c)	2022	$225	$111	$-	$-	$44	$380
V.P. Strategy & Planning	2021	$68	$-	$-	$-	$77	$145
FutureFuel Chemical Company

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)	For Mrs. Sparks, all other compensation includes director fees of $37, $32 and $34 in 2022, 2021 and 2020, respectively.

(c)	Mr. Lyon was hired on September 7, 2021.

(d)	Mr. McKinlay was appointed as chief executive officer on July 31, 2022 upon Mr. Novelly’s retirement. In 2023, the compensation committee approved an adjustment to Mr. McKinlay's base salary to $400 per annum and that resulted in a lump sum payment in February 2023 of $56 (based on a deemed retroactive adjustment to August 2022). This lump sum payment will be included in Mr. McKinlay's compensation for 2023 as reported in the Company's Form 10-K for the year ending December 31, 2023.

(e)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 17 to our consolidated financial statements included elsewhere herein.

(f)

Represents the grant date valuation of all stock option awards under ASC 718, Stock Compensation, using the Black-Scholes option-pricing model, excluding the effect of estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 17 to our consolidated financial statements included elsewhere herein. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the named executive officers.

(g)

Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2022, the value of all other compensation not a perquisite or personal benefit in excess of $10 was for 401(k) match for $16 to Mrs. Sparks, $13 to Mr. Lyon, and $7 to Mr. McKinlay.

Grants of Plan-Based Awards

No stock options were awarded to our executive officers in 2022.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date
Tom McKinlay(a)	4,000	0	0	11.56	1/21/2025
Rose M. Sparks(b)	10,000	0	0	12.07	9/27/2024

(a) In January 2020, we granted 24,000 stock options to Tom McKinlay as our chief operating officer. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on January 21, 2025. Please see Note 17 to our consolidated financial statements for a discussion of the Company’s plan-based awards.

(b) In September 2019, we granted 10,000 stock options to Rose M. Sparks in connection with her appointment to our board of directors and in her capacity as a board member. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales price for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on September 17, 2024. This same information is reflected in the unexercised options, stock awards, and equity in incentive plan table in the Compensation of Directors table below. See note 17 to our consolidated financial statements for a discussion of the Company’s plan-based awards.

Option Exercises and Stock Vested

No options were exercised by our executive officers in 2022. No stock awards vested in 2022.

Potential Payments upon Termination or Change in Control

None.

Compensation of Directors

For 2022, our directors received an annual fee of $30, prorated if their service was for less than the full year. Committee heads received an additional $10 on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $2 for each board and committee meeting attended in person and $1 for each board and committee meeting attended telephonically.

The following was the compensation paid to our directors for 2022.

					Change in
					Pension Value
	Fees Earned			Non-Equity	and Non-Qualified
	or Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation
Director	($)	($)	($)	($)	Earnings ($)	($)	Total ($)
Paul A. Novelly	34	0	0	0	0	0	34
Donald C. Bedell	59	0	0	0	0	0	59
Paul M. Manheim	52	0	0	0	0	0	52
Dale E. Cole	44	0	0	0	0	0	44
Terrance C.Z. Egger	44	0	0	0	0	0	44
Jeffrey L. Schwartz (a)	9	0	0	0	0	0	9
Alain Louvel	42	0	0	0	0	0	42
P.A. Novelly, II (b)	18	0	0	0	0	0	18
Ron J. Kruszewski (b)	18	0	0	0	0	0	18
Rose Sparks	37	0	0	0	0	0	37

(a)	Mr. Schwartz resigned in April 2022.
(b)	Mr. P.A. Novelly, II and Mr. Ron J. Kruszewski joined the board in July 2022. At the direction of each, their fees were designated and paid to charitable organizations.

For 2023, the compensation committee reviewed and approved the following director compensation arrangements: annual fee of $50 for all directors (subject to proration for partial year service); additional annual fees of $25, $20 and $10 for our chairman of the board, audit committee chairman and other committee chairmen, respectively (subject to proration for partial year service); a per-board meeting fee of $5; and a per-committee meeting fee of $2.5, with each meeting fee paid whether attended in person or telephonically.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2022, with respect to our directors.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alain Louvel (a)	10,000	0	0	16.21	10/24/23	0	0	0	0
Rose Sparks	10,000	0	0	12.07	9/17/24	0	0	0	0
P.A. Novelly, II	10,000	0	0	7.18	8/1/27	0	0	0	0
Ron Kruszewski	10,000	0	0	7.18	8/1/27	0	0	0	0

(a)

In August 2022, December 2019, and October 2018, we granted a total of 20,000, 10,000, and 10,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on August 1, 2027, September 17, 2024, and October 24, 2023, respectively. See Note 17 to our consolidated financial statements for a discussion of the company’s plan-based awards.

Pay Ratio Disclosure

This section provides the annual ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (‟PEO”). The Company’s PEO is Mr. Tom McKinlay. Because Mr. McKinlay was appointed as PEO and Chief Executive Officer in July 2022, the PEO annual compensation set forth below reflects an annualization of Mr. McKinlay’s compensation. The purpose of this disclosure is to provide a measure of the equitability of pay within the organization.  The Company believes its compensation philosophy and process yield an equitable result.

Median total annual compensation of all employees other than our PEO:  $67,390

PEO total annual compensation:  $533,000

Ratio of PEO to Median Employee Compensation – 7.91

In determining the median employee, a listing was prepared of all employees as of December 31, 2022. Employees’ actual gross wages and salaries were used for the full year of 2022.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2022, the Company employed 478 persons of which approximately 335 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2022 were Donald C. Bedell, Terrance C.Z. Egger, and Dale E. Cole. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2022 (other than the payment of directors’ fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, Mr. Novelly, II, Mr. Bedell (one of our directors and the chair of our compensation committee), and Mr. Manheim (one of our directors and the chair of the audit committee) are directors of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. World Point Terminals, Inc. does not have a separate compensation committee.

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Dale E. Cole

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2017 annual shareholder meeting. We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2022, we have issued options to purchase 64,000 shares of our common stock, of which options to purchase 44,000 shares remain issued and outstanding, but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	44,000	$10.74	4,310,167

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,763,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of February 25, 2023.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul Anthony Novelly II (a)	17,470,100	39.9%
8235 Forsyth Blvd., 4th Floor
Clayton, MO 63105
BlackRock, Inc. (b)	4,321,618	9.9%
55 East 52nd Street
New York, NY 10055
Dimensional Fund Advisors LP (c)	2,421,597	5.5%
6300 Bee Cave Road, Building One
Austin, TX 78746

(a)

Includes 17,085,100 shares of common stock held by St. Albans Global Management, LLC and 375,000 shares of common stock held by Apex Holding Co. Mr. Novelly II is the sole manager of SAGM Holdings, LLC, which is the manager of St. Albans Global Management, LLC and the chief executive officer of Apex Holding Co., and thereby has voting and investment power over such shares and may be deemed to share beneficial ownership. Also includes 10,000 shares that may be acquired pursuant to the exercise of options awarded under the Incentive Plan.

(b)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on January 24, 2023. According to the filing, BlackRock, Inc. filed the Schedule 13G amendment as the parent holding company or control person of Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Asset Management Ireland Limited, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., BlackRock Fund Managers, Ltd., BlackRock Asset Management Schweiz AG, and BlackRock Investment Management, LLC with BlackRock Fund Advisors beneficially owning 5% or greater of the outstanding shares of the Company common stock. BlackRock, Inc. reported sole voting power over 4,261,696 shares and sole dispositive power over 4,321,618 shares.

(c)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on February 10, 2023. According to the filing, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported above are owned by the Funds. Dimensional reported power to vote or to direct the vote of 2,361,468 shares and sole power to dispose or to direct the disposition of 2,421,597 shares. Dimensional disclaims beneficial ownership of such securities.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Paul A. Novelly II (a)	17,470,100	39.9%
Paul A. Novelly	265,000	*
Donald C. Bedell (b)	87,950	*
Rose M. Sparks (c)	24,283	*
Tom McKinlay (d)	24,000	*
Paul M. Manheim	13,103	*
Alain Louvel (c)	10,000	*
Ron J. Krusweski (c)	10,000	*
Terrance C.Z. Egger	4,895	*
Dale E. Cole	2,516	*
Kyle Gaither	1,161	*
All directors and executive officers	17,913,008	40.9%

* less than 1%

(a)

Includes 17,085,100 shares of common stock held by St. Albans Global Management, LLC and 375,000 shares of common stock held by Apex Holding Co. Mr. Novelly II is the sole manager of SAGM Holdings, LLC, which is the manager of St. Albans Global Management, LLC, and the chief executive officer of Apex Holding Co. and thereby has voting and investment power over such shares and may be deemed to share beneficial ownership. Includes 10,000 shares that may be acquired pursuant to the exercise of options awarded to Mr. Novelly II as director under the Incentive Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Persons

From time to time, we may sell to Apex Oil Company, Inc. and/or its affiliates biofuels (including biodiesel) produced by us, and Apex Oil Company, Inc. and/or its affiliates may sell to us, or we may sell to them, diesel fuel, gasoline, natural gas, and other petroleum products in our biofuels business. Such sales will be at then posted prices for comparable products plus or minus applicable geographical differentials. We also may reimburse Apex Oil Company, Inc. for certain legal, trading and administrative services. The dollar amounts of such transactions and other related party transactions are detailed in Note 20 to our consolidated financial statements included elsewhere herein.

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investor Relations - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance/). All of the agreements described above in this Item 13 and in Note 20 to our consolidated financial statements have been approved by a majority of the disinterested members of our board of directors.

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

Alain J. Louvel

Ron J. Kruszewski

Each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under the definition of independence adopted by the NYSE.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2022 and 2021, we incurred $477,000 and $361,000, respectively for audit and financial statement review services from RSM US LLP.

Audit-Related Fees

During fiscal 2022 and 2021, we incurred $15,000 and $12,500, respectively, for each year’s employee benefit plan audit procedures from RSM US LLP.

Tax Fees

During fiscal 2022 and 2021, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RSM US LLP.

All Other Fees

We did not incur any other fees for other services from RSM US LLP during fiscal 2022 or fiscal 2021.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2022 and 2021 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.

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

4.2.	Description of common stock (incorporated by reference to Exhibit No.4.2 to Form 10-K filed March 16, 2021).

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

10.8

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 8, 2020)

10.9

Amended and Restated Pledge and Security Agreement dated as of March 30, 2020 among the Obligors party thereto and Regions Bank, in its capacity as collateral agent (incorporated by reference to Exhibit 10.22 to Form 10-Q filed May 8, 2020)

10.10

First Amendment to Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank as administrative agent and collateral agent.

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

FUTUREFUEL CORP.

By:   /s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

By:   /s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

/s/ Paul A. Novelly, Chairman

Paul A. Novelly, Director

/s/ Donald C. Bedell

Donald C. Bedell, Director

/s/ Paul M. Manheim

Paul M. Manheim, Director

/s/ Dale E. Cole

Dale E. Cole, Director

/s/ Terrance C.Z. Egger

Terrance C.Z. Egger, Director

/s/ Alain J. Louvel

Alain J. Louvel, Director

/s/ Ron J. Kruszewski

Ron J. Kruszewski, Director

/s/ P.A. Novelly, II

P.A. Novelly, II, Director

/s/ Rose M. Sparks

Rose M. Sparks, Director

Date: March 14, 2023