Form 10-Q
period 2023-03-31
FutureFuel Corp.
filed 2023-05-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2023: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$145,058	$175,640
Accounts receivable, inclusive of the blenders’ tax credit of $7,037 and $8,970, and net of allowances for bad debt of $74 and $48, respectively	25,921	26,198
Accounts receivable – related parties	6	6
Inventory	69,234	26,761
Income tax receivable	1,936	1,959
Prepaid expenses	3,169	3,694
Prepaid expenses – related parties	12	12
Marketable securities	37,681	37,126
Other current assets	8,481	2,380
Total current assets	291,498	273,776
Property, plant and equipment, net	76,899	76,941
Other assets	4,881	5,252
Total noncurrent assets	81,780	82,193
Total Assets	$373,278	$355,969
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$29,009	$28,546
Accounts payable – related parties	7,824	7,799
Deferred revenue – current	3,664	3,772
Dividends payable	7,877	10,503
Accrued expenses and other current liabilities	5,207	5,477
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	53,581	56,098
Deferred revenue – non-current	13,913	15,079
Other noncurrent liabilities	1,686	1,792
Total noncurrent liabilities	15,599	16,871
Total liabilities	69,180	72,969
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of March 31, 2023 and December 31, 2022	4	4
Accumulated other comprehensive income (loss)	16	(1)
Additional paid in capital	282,489	282,489
Retained earnings	21,589	508
Total stockholders’ equity	304,098	283,000
Total Liabilities and Stockholders’ Equity	$373,278	$355,969

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$74,161	$42,074
Revenue – related parties	20	187
Cost of goods sold	51,936	47,219
Cost of goods sold – related parties	10	1,260
Distribution	558	884
Distribution – related parties	54	53
Gross profit (loss)	21,623	(7,155)
Selling, general, and administrative expenses
Compensation expense	1,138	656
Other expense	1,009	963
Related party expense	153	154
Research and development expenses	1,072	679
Total operating expenses	3,372	2,452
Income (loss) from operations	18,251	(9,607)
Interest and dividend income	2,336	664
Interest expense	(33)	(32)
Gain (loss) on marketable securities	533	(4,127)
Other income	1	-
Other income (expense)	2,837	(3,495)
Income (loss) before taxes	21,088	(13,102)
Income tax provision (benefit)	7	(704)
Net income (loss)	$21,081	$(12,398)

Earnings (loss) per common share
Basic	$0.48	$(0.28)
Diluted	$0.48	$(0.28)
Weighted average shares outstanding
Basic	43,763,243	43,763,243
Diluted	43,766,536	43,763,243

Comprehensive income (loss)
Net income (loss)	$21,081	$(12,398)
Other comprehensive income (loss) from unrealized net gains (losses) on available-for-sale debt securities	22	(62)
Income tax effect	(5)	13
Total other comprehensive income (loss), net of tax	17	(49)
Comprehensive income (loss)	$21,098	$(12,447)

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive gain		-	17	-	-	17
Net income		-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098

	For the Three Months Ended March 31, 2022
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share		-	-	-	(10,503)	(10,503)
Other comprehensive loss		-	(49)	-	-	(49)
Net loss		-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$21,081	$(12,398)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	2,551	2,570
Amortization of deferred financing costs	24	24
Benefit for deferred income taxes	(5)	(719)
Change in fair value of equity securities	(533)	4,100
Change in fair value of derivative instruments	(4,902)	(1,536)
Loss on the sale of investments	-	27
Loss on disposal of property and equipment	-	6
Noncash interest expense	8	8
Changes in operating assets and liabilities:
Accounts receivable	277	11,268
Accounts receivable – related parties	-	58
Inventory	(42,473)	(10,700)
Income tax receivable	23	15
Prepaid expenses	525	631
Prepaid expenses - related parties	-	(8)
Other assets	(5,165)	38
Accounts payable	413	(730)
Accounts payable – related parties	25	57
Accrued expenses and other current liabilities	(270)	(917)
Accrued expenses and other current liabilities – related parties	(1)	(1)
Deferred revenue	(1,274)	(2,269)
Other noncurrent liabilities	(114)	(100)
Net cash used in operating activities	(29,810)	(10,576)
Cash flows from investing activities
Collateralization of derivative instruments	4,327	(2,664)
Proceeds from the sale of marketable securities	-	250
Proceeds from the sale of property and equipment	-	56
Capital expenditures	(2,459)	(977)
Net cash provided by (used in) investing activities	1,868	(3,335)
Cash flows from financing activities
Payment of dividends	(2,626)	(2,626)
Deferred financing costs	(14)	-
Net cash used in financing activities	(2,640)	(2,626)
Net change in cash and cash equivalents	(30,582)	(16,537)
Cash and cash equivalents at beginning of period	175,640	137,521
Cash and cash equivalents at end of period	$145,058	$120,984

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Noncash investing and financing activities:
Cash dividends declared, not paid	$7,877	$7,877
Noncash capital expenditures	$258	$174

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. ("FutureFuel" or "the Company") in accordance and consistent with the accounting policies stated in the Company's 2022 Annual Report on Form 10-K, inclusive of the audited consolidated financial statements and should be read in conjunction with these consolidated financial statements.

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

Recent Accounting Standards

No new accounting standards have been adopted recently.

Proposed Accounting Standards

In  March 2023, the Financial Accounting Standards Board (the "FASB") issued Proposed Accounting Standards Update (ASU) No. 2023-ED100 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this Proposed ASU, if adopted, would address the investor requests for more transparency of income tax information and would apply to all entities that are subject to income taxes. The Company is in the process of evaluating this accounting standard.

2)	GOVERNMENT TAX CREDITS

BIODIESEL BLENDERS’ TAX CREDIT AND SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  The BTC will expire December 31, 2024 based on current law.  The Company records this credit as a reduction to cost of goods sold.

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

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll.  The Consolidated Appropriations Act, effective January 1, 2021 broadened the eligibility of the credit.  FutureFuel has applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

 Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

3)	REVENUE RECOGNITION

The majority of revenue is from short term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer are satisfied.

Certain of the Company's custom chemical contracts within the chemical segment contain a material right as defined by ASC Topic 606, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with ASC Topic 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at March 31, 2023 and December 31, 2022 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions was $0 for the three months ended March 31, 2023 and 2022. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $1,219 and $2,213 in the three months ended March 31, 2023 and 2022, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2023	December 31, 2022
Trade receivables, included in accounts receivable*	$17,794	$16,459
Contract assets, included in accounts receivable	$1,096	$775
Contract liabilities, included in deferred revenue - short-term	$3,457	$3,565
Contract liabilities, included in deferred revenue - long-term	$10,493	$11,605

*Exclusive of the BTC of $7,037 and $8,970, respectively, and net of allowances for bad debt of $74 and $48, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2023, approximately $13,950 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to four years. Approximately 25% of this revenue is expected to be recognized over the next 12 months, and 75% is expected to be recognized over the subsequent 36 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2023	2022
Contract revenue from customers with > 1 year arrangements	$10,465	$10,142
Contract revenue from customers with < 1 year arrangements	63,661	32,064
Revenue from non-contractual arrangements	55	55
Total revenue	$74,181	$42,261

Timing of revenue:

	Three Months Ended March 31,
	2023	2022
Bill-and-hold revenue	$10,590	$9,276
Non-bill-and-hold revenue	63,591	32,985
Total revenue	$74,181	$42,261

As of March 31, 2023 and December 31, 2022, $3,651 and $4,473 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2023	December 31, 2022
At average cost (approximates current cost)
Finished goods	$43,052	$11,719
Work in process	1,040	879
Raw materials and supplies	41,093	33,897
	85,185	46,495
LIFO reserve	(15,951)	(19,734)
Total inventory	$69,234	$26,761

No liquidation occurred in the three months ended March 31, 2023 and 2022.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2023 or 2022. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a gain of $8,307 and a loss of $9,129 for the three months ended March 31, 2023 and 2022, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	575	$4,760	305	$(142)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of ($2,329) and $2,088 at March 31, 2023 and December 31, 2022, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

6)	MARKETABLE SECURITIES

At March 31, 2023 and December 31, 2022, FutureFuel had investments in certain marketable equity and trust preferred (debt) securities which had a fair market value of $37,681 and $37,126, respectively.  These investments are classified as current assets in the consolidated balance sheets.

The Company has designated the trust preferred securities as being available-for-sale.  Accordingly, these securities were recorded at fair value of $3,697 and $3,675 at March 31, 2023 and December 31, 2022, respectively, with the unrealized gain of $21 and unrealized loss of $1, net of taxes, as a component of stockholders' equity.

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended March 31, 2023 and 2022, was reported as a component of net income as a gain of $533 and a loss of $4,100, respectively.

The aggregate fair value of debt securities with unrealized losses totaled $1,676 and $2,627 at March 31, 2023 and  December 31, 2022, respectively.

The Company determined an allowance for credit losses for these debt securities was not necessary as of March 31, 2023. The large financial institutions have strong credit ratings with no recent history of defaulting on outstanding obligations, nor is the Company aware of any long-term credit risk related to delinquency under these obligations.

There were no sales of debt securities in the three months ended March 31, 2023 or 2022.

The debt securities held at March 31, 2023, had a contractual maturity of greater than ten years.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at March 31, 2023 and December 31, 2022.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	March 31, 2023	Level 1	Level 2	Level 3
Derivative instruments	$4,760	$4,760	$-	$-
Preferred stock and other equity instruments	$33,984	$33,984	$-	$-
Trust preferred stock	$3,697	$3,697	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2022	Level 1	Level 2	Level 3
Derivative instruments	$(142)	$(142)	$-	$-
Preferred stock and other equity instruments	$33,450	$33,450	$-	$-
Trust preferred stock	$3,676	$3,676	$-	$-

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2023	December 31, 2022
Accrued employee liabilities	$3,119	$3,287
Accrued property, franchise, motor fuel and other taxes	1,086	1,165
Lease liability, current	571	630
Other	431	395
Total	$5,207	$5,477

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at March 31, 2023 or December 31, 2022.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2023	2022
Income tax provision (benefit)	$7	$(704)
Effective tax rate	0.0%	5.4%

The Company’s effective tax rate for the three months ended March 31, 2023 reflects management’s assessment that none of the tax benefits anticipated to be generated in 2023 are realizable.  Accordingly, valuation allowances have been recorded such that net deferred tax assets both generated in 2023 and anticipated at year-end are $0.  The net deferred tax asset at December 31, 2022 was also $0. The net income tax benefit for the three months ended March 31, 2022 was unfavorably impacted by the recognition of tax expense for valuation allowances against various tax attributes existing at January 1, 2022.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the first quarter of 2023, based on all available evidence, the Company determined that its assets for net operating loss, capital loss, and tax credit carryforwards as well as its other deferred tax assets are more likely than not realizable only to the extent of its deferred liabilities.  Accordingly, its net deferred tax asset after application of valuation allowance at March 31, 2023 is $0. During the first quarter of 2022, based on all available evidence, the Company determined that portions of its deferred tax assets for carryforwards of capital losses, state tax credits, and state net operating losses expiring in the next ten years are not more likely than not to be realized.

The effective tax rate for the three months ended March 31, 2023 and March 31, 2022 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit.  While the Company remains eligible for these benefits in 2023, realizability concerns have negated their impacts on the effective rate.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11)	EARNINGS PER SHARE

In the three months ended March 31, 2023 and 2022, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings (losses) per common share were computed as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$21,081	$(12,398)
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	3,293	-
Weighted average shares outstanding – diluted	43,766,536	43,763,243

Basic earnings (loss) per share	$0.48	$(0.28)
Diluted earnings (loss) per share	$0.48	$(0.28)

For the three months ended March 31, 2023 and 2022, 40,707 and 24,000 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive.

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

Related party cost of goods sold and distribution are the result of sales of biodiesel, petrodiesel, blends, and other petroleum products to these related parties along with the associated expense from storage and terminalling services provided by these related parties.

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

Summary of business by segment

	Three Months Ended March 31,
	2023	2022
Revenue
Custom chemicals	$16,620	$15,715
Performance chemicals	5,261	5,846
Chemicals revenue	21,881	21,561
Biofuels revenue	52,300	20,700
Total Revenue	$74,181	$42,261

Segment gross profit (loss)
Chemicals	$8,623	$5,418
Biofuels	13,000	(12,573)
Total gross profit (loss)	$21,623	$(7,155)

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

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of March 31, 2023, we held 1.5 million D4 RINs with a market value of $2,357.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2023	2022	Change	Change
Revenue	$74,181	$42,261	$31,920	76%
Income (loss) from operations	$18,251	$(9,607)	$27,858	n/a
Net income (loss)	$21,081	$(12,398)	$33,479	n/a
Earnings per common share:
Basic	$0.48	$(0.28)	$0.76	n/a
Diluted	$0.48	$(0.28)	$0.76	n/a
Adjusted EBITDA	$12,495	$2,098	$10,397	496%

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$21,081	$(12,398)
Depreciation	2,551	2,570
Interest and dividend income	(2,336)	(664)
Non-cash interest expense and amortization of deferred financing costs	32	32
Loss on disposal of property and equipment	-	6
(Gain) loss on derivative instruments	(8,307)	9,129
(Gain) loss on marketable securities	(533)	4,127
Income tax provision (benefit)	7	(704)
Adjusted EBITDA	$12,495	$2,098

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(29,810)	$(10,576)
Benefit for deferred income taxes	5	719
Interest and dividend income	(2,336)	(664)
Income tax provision (benefit)	7	(704)
(Gain) loss on derivative instruments	(8,307)	9,129
Change in fair value of derivative instruments	4,902	1,536
Change in operating assets and liabilities, net	48,034	2,658
Adjusted EBITDA	$12,495	$2,098

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2023	2022	Amount	%

Revenues	$74,181	$42,261	$31,920	75.5%
Volume/product mix effect			$17,944	42.5%
Price effect			$13,976	33.1%

Gross profit (loss)	$21,623	$(7,155)	$28,778	n/a
Operating expenses	(3,372)	(2,452)	(920)	37.5%
Other income (expense)	2,837	(3,495)	6,332	n/a
Income tax provision (benefit)	7	(704)	711	n/a
Net income (loss)	$21,081	$(12,398)	$33,479	n/a

Consolidated revenue in the three months ended March 31, 2023 increased 75.5% or $31,920 compared to the three months ended March 31, 2022. This increase resulted from increased sales volume and price in the biofuels segment and to a lesser extent, from increased sales volume in the chemical segment which was partially offset by reduced sales prices in the chemical segment from product mix.

Gross profit in the three months ended March 31, 2023 was $21,623 as compared to a gross loss of $7,155 in the three months ended March 31, 2022. This increase primarily resulted from i) the change in the activity in derivative instruments with a gain of $8,307 in the three months ended March 31, 2023 and a loss of $9,129 in the same period of the prior year (these include realized gains and losses and a mark to market assessment against inventories yet to be sold -see note 5 of our consolidated financial statements). Affordable feedstocks were acquired and converted to biodiesel which will be sold mostly in the three months ended June 30 and September 30, 2023; and ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $3,783 in the three months ended March 31, 2023 as compared to $481 in the prior year quarter.

Operating expenses

Operating expenses increased $920 in the three months ended March 31, 2023, as compared to the three-months ended March 31, 2022. This slight increase was primarily from increased compensation and legal expense.

Other income (expense)

Other income was $2,837 in the three months ended March 31, 2023, as compared to the same period of the prior year other expense of $3,495 which was primarily from: i) the change in unrealized gains on marketable securities in the current period as compared to unrealized losses in the same period of the prior year and ii) an increase in interest income.

Income tax provision (benefit)

The Company’s effective tax rate for the three months ended March 31, 2023 was unfavorably impacted by the assessment that net deferred tax assets would not more likely than not be realizable in full.  The effective tax rate for the three months ended March 31, 2023 reflected the positive effects of certain tax credits and incentives, the most significant of which are the BTC and Small Agri-biodiesel Producer Tax Credit. While the Company remains eligible for these credits in 2023, realizability concerns have negated their impacts on the effective rate. Additionally, the net income tax benefit for the three months ended March 31, 2022 was unfavorably impacted by the recognition of tax expense for valuation allowances against various tax attribute carryforwards existing at January 1, 2022.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

Chemical Segment

	Three Months Ended March 31,
			Change
	2023	2022	Amount	%

Revenues	$21,881	$21,561	$320	1.5%
Volume/product mix effect			$987	4.6%
Price effect			$(667)	(3.1%)

Gross profit	$8,623	$5,418	$3,205	59.2%

Chemical revenue in the three months ended March 31, 2023 increased 1.5% or $320 compared to the three months ended March 31, 2022. Revenue for our custom chemicals (unique chemicals produced under contract for specific customers) for the three months ended March 31, 2023 totaled $16,620, an increase of $905 from the same period in 2022. Custom chemicals used in the manufacture of industrial antioxidants experienced stronger volumes and higher selling prices.  In addition, new business from other custom products contributed $1,129, an increase of $893 from the prior year. Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $5,261, a decrease of $585 from the three months ended March 31, 2022. This decrease was from lower sales prices of glycerin partially offset by the production timing of certain products which are produced batch-wise during the course of the year.

Gross profit for the chemical segment for the three months ended March 31, 2023, increased $3,205 when compared to the same period of 2022 primarily from favorable product mix as described above.

Biofuels Segment

	Three Months Ended March 31,
			Change
	2023	2022	Amount	%

Revenues	$52,300	$20,700	$31,600	152.6%
Volume/product mix effect			$16,958	81.9%
Price effect			$14,642	70.7%

Gross profit (loss)	$13,000	$(12,573)	$25,573	n/a

Biofuels revenue in the three months ended March 31, 2023 increased 152.6% or $31,600 as compared to the same period of 2022. The biodiesel and biodiesel blend volumes increased as compared to the prior year, primarily from the absence of economical feedstock in the prior year period. In addition, selling prices increased with the overall improvement in the fuel industry and from improved RIN prices.

A significant portion of our biodiesel sold was to three major refiners/blenders in the three months ended March 31, 2023 and to two major refiners in the first quarter of 2022.  No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $13,000 in the three months ended March 31, 2023, an increase of $25,573 from the gross loss of $12,573 in the same period of 2022.  This increased profit was from: i) the change in the activity in derivative instruments with a gain of $8,307 in the three months ended March 31, 2023, as compared to a loss of $9,129 in the three months ended March 31, 2022 (these include realized gains and losses and a mark to market assessment against inventories yet to be sold - see note 5 of our consolidated financial statements), ii) an increase in biodiesel margins, and iii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $2,614 in the three months ended March 31, 2023 as compared to $967 in the prior year quarter.

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

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	March 31, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	575	$4,760	305	$(142)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2023 and 2022 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,590 and $9,276 for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2023 and 2022 are set forth in the following table.

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(29,810)	$(10,576)
Net cash provided by (used in) investing activities	$1,868	$(3,335)
Net cash used in financing activities	$(2,640)	$(2,626)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $29,810 in the three months ended March 31, 2023 as compared to $10,576 in the same period of 2022. This decrease in cash was primarily attributable to the change in inventory demonstrating a cash outflow of $31,773, the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash outflow of $11,049, primarily from the timing of customer payments, and the change in fair value of equity securities of $4,633.  Partially offsetting these cash outflows was the change in net income of $33,479.

Investing Activities

Cash provided by investing activities was $1,868 in the three months ended March 31, 2023 as compared to cash used in investing activities of $3,335 in the three months ended March 31, 2022.  Of the $5,203 change, $6,991 was the result of a decrease in the collateralization of derivate instruments.  Offsetting this increase in cash was an increase in capital expenditures of $1,482 and a net decrease in the sales of marketable securities of $250.

Financing Activities

Cash used in financing activities was $2,640 and $2,626 in the three months ended March 31, 2023 and 2022, respectively, primarily for payments of dividends on our common stock.

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

Dividends

In the three months ended March 31, 2023 and 2022, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in the three months ended March 31, 2023 and $2,626 in the three months ended March 31, 2022. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2022 and March 31, 2022, respectively.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular dividends will be paid in 2023, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the periods ended March 31, 2023 and December 31, 2022, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classify these investments as current assets in the accompanying consolidated balance sheets and designate the debt securities as being “available-for-sale.” Accordingly, the debt securities are recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments are recorded at fair value, with the unrealized gains and losses reported as a component of net income. The fair value of the debt securities and equity instruments totaled $37,681 and $37,126 at March 31, 2023 and December 31, 2022, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2023 and December 31, 2022. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2023 or December 31, 2022 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuels prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2023 or 2022. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2023 and December 31, 2022, the fair values of our derivative instruments were a net asset of $4,760 and a net liability of $142, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2023. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	104,119	LB	10%	5,320	24.6%
Methanol	15,281	LB	10%	257	1.2%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2023. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at March 31, 2023 or December 31, 2022 and, as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at March 31, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2022 filed with the SEC on March 14, 2023.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2022 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

Date: May 9, 2023

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 9, 2023