Form 10-Q
period 2023-06-30
FutureFuel Corp.
filed 2023-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2023: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$166,690	$175,640
Accounts receivable, inclusive of the blenders’ tax credit of $9,807 and $8,970, and net of allowances for bad debt of $80 and $48, respectively	28,567	26,198
Accounts receivable – related parties	7	6
Inventory	67,362	26,761
Income tax receivable	1,940	1,959
Prepaid expenses	1,988	3,694
Prepaid expenses – related parties	12	12
Marketable securities	-	37,126
Other current assets	7,707	2,380
Total current assets	274,273	273,776
Property, plant and equipment, net	75,689	76,941
Other assets	4,497	5,252
Total noncurrent assets	80,186	82,193
Total Assets	$354,459	$355,969
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$22,313	$28,546
Accounts payable – related parties	7,823	7,799
Deferred revenue – current	3,602	3,772
Dividends payable	5,252	10,503
Accrued expenses and other current liabilities	5,798	5,477
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	44,788	56,098
Deferred revenue – non-current	13,212	15,079
Other noncurrent liabilities	2,236	1,792
Total noncurrent liabilities	15,448	16,871
Total liabilities	60,236	72,969
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of June 30, 2023 and December 31, 2022	4	4
Accumulated other comprehensive loss	-	(1)
Additional paid in capital	282,489	282,489
Retained earnings	11,730	508
Total stockholders’ equity	294,223	283,000
Total Liabilities and Stockholders’ Equity	$354,459	$355,969

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$85,308	$117,640	$159,469	$159,714
Revenue – related parties	-	156	20	343
Cost of goods sold	92,626	113,798	144,562	161,017
Cost of goods sold – related parties	18	1,956	28	3,216
Distribution	1,216	1,024	1,774	1,908
Distribution – related parties	40	41	94	94
Gross (loss) profit	(8,592)	977	13,031	(6,178)
Selling, general, and administrative expenses
Compensation expense	954	701	2,092	1,357
Other expense	874	886	1,883	1,849
Related party expense	156	150	309	304
Research and development expenses	1,007	755	2,079	1,434
Total operating expenses	2,991	2,492	6,363	4,944
(Loss) income from operations	(11,583)	(1,515)	6,668	(11,122)
Interest and dividend income	1,732	747	4,068	1,411
Interest expense	(34)	(33)	(67)	(65)
Gain (loss) on marketable securities	42	(3,239)	575	(7,366)
Other expense	(1)	(2)	-	(2)
Other income (expense)	1,739	(2,527)	4,576	(6,022)
(Loss) income before taxes	(9,844)	(4,042)	11,244	(17,144)
Income tax provision (benefit)	15	(938)	22	(1,642)
Net (loss) income	$(9,859)	$(3,104)	$11,222	$(15,502)

(Loss) earnings per common share
Basic	$(0.23)	$(0.07)	$0.26	$(0.35)
Diluted	$(0.23)	$(0.07)	$0.26	$(0.35)
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,763,243	43,763,243
Diluted	43,763,243	43,763,243	43,764,890	43,763,243

Comprehensive (loss) income
Net (loss) income	$(9,859)	$(3,104)	$11,222	$(15,502)
Other comprehensive (loss) income from unrealized net (losses) gains on available-for-sale debt securities	(20)	(86)	2	(148)
Income tax effect	4	18	(1)	31
Total other comprehensive (loss) income, net of tax	(16)	(68)	1	(117)
Comprehensive (loss) income	$(9,875)	$(3,172)	$11,223	$(15,619)

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive gain	-	-	17	-	-	17
Net income	-	-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098
Other comprehensive loss	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	(9,859)	(9,859)
Balance - June 30, 2023	43,763,243	$4	$-	$282,489	$11,730	$294,223

	For the Six Months Ended June 30, 2022
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978
Other comprehensive loss	-	-	(68)	-	-	(68)
Net loss	-	-	-	-	(3,104)	(3,104)
Balance - June 30, 2022	43,763,243	$4	$61	$282,443	$(19,702)	$262,806

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$11,222	$(15,502)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,155	5,276
Amortization of deferred financing costs	49	48
Benefit for deferred income taxes	-	(1,672)
Change in fair value of equity securities	(3,117)	7,339
Change in fair value of derivative instruments	(3,259)	(2,388)
Loss on the sale of investments	2,543	27
Loss on disposal of property and equipment	8	50
Noncash interest expense	17	17
Changes in operating assets and liabilities:
Accounts receivable	(2,369)	(8,172)
Accounts receivable – related parties	(1)	(20)
Inventory	(40,601)	(4,664)
Income tax receivable	19	(20)
Prepaid expenses	1,706	1,773
Prepaid expenses - related parties	-	(8)
Other assets	1,806	125
Accounts payable	(6,269)	19,171
Accounts payable – related parties	24	326
Accrued expenses and other current liabilities	321	(659)
Accrued expenses and other current liabilities – related parties	(1)	(1)
Deferred revenue	(2,037)	(2,769)
Other noncurrent liabilities	427	(187)
Net cash used in operating activities	(34,357)	(1,910)
Cash flows from investing activities
Collateralization of derivative instruments	(3,154)	383
Proceeds from the sale of marketable securities	37,701	250
Proceeds from the sale of property and equipment	-	56
Capital expenditures	(3,875)	(1,895)
Net cash provided by (used in) investing activities	30,672	(1,206)
Cash flows from financing activities
Payment of dividends	(5,251)	(5,251)
Deferred financing costs	(14)	-
Net cash used in financing activities	(5,265)	(5,251)
Net change in cash and cash equivalents	(8,950)	(8,367)
Cash and cash equivalents at beginning of period	175,640	137,521
Cash and cash equivalents at end of period	$166,690	$129,154

Cash paid for income taxes	$20	$276
Noncash investing and financing activities:
Noncash capital expenditures	$244	$95

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

Proposed Accounting Standards

In  March 2023, the Financial Accounting Standards Board (the "FASB") issued Proposed Accounting Standards Update (ASU) No. 2023-ED100 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this Proposed ASU, if adopted, would address the investor requests for more transparency of income tax information and would apply to all entities that are subject to income taxes. The Company is in the process of evaluating this proposed accounting standard.

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

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll through, among other things, an available employee retention tax credit.  The Consolidated Appropriations Act, effective January 1, 2021 broadened the eligibility of the credit.  FutureFuel has applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at June 30, 2023 and December 31, 2022 consist of unbilled revenue from one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $32 and $0 for the three months and $32 and $0 for the six months ended June 30, 2023 and 2022, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $739 and $961 for the three months and $1,958 and $3,173 for the six months ended June 30, 2023 and 2022, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2023	December 31, 2022
Trade receivables, included in accounts receivable*	$17,670	$16,459
Contract assets, included in accounts receivable	$1,097	$775
Contract liabilities, included in deferred revenue - short-term	$3,395	$3,565
Contract liabilities, included in deferred revenue - long-term	$9,849	$11,605

*Exclusive of the BTC of $9,807 and $8,970, respectively, and net of allowances for bad debt of $80 and $48, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2023, approximately $13,244 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to five years. Approximately 26% of this revenue is expected to be recognized over the next 12 months, and 74% is expected to be recognized over the subsequent 48 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contract revenue from customers with > 1-year arrangements	$9,562	$6,148	$20,027	$16,290
Contract revenue from customers with < 1-year arrangements	75,690	111,592	139,351	143,656
Revenue from non-contractual arrangements	56	56	111	111
Total revenue	$85,308	$117,796	$159,489	$160,057

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Bill-and-hold revenue	$10,765	$7,971	$21,355	$17,247
Non-bill-and-hold revenue	74,543	109,825	138,134	142,810
Total revenue	$85,308	$117,796	$159,489	$160,057

As of June 30, 2023 and December 31, 2022, $4,302 and $4,473 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2023	December 31, 2022
At average cost (approximates current cost)
Finished goods	$30,632	$11,719
Work in process	1,574	879
Raw materials and supplies	51,395	33,897
	83,600	46,495
LIFO reserve	(16,238)	(19,734)
Total inventory	$67,362	$26,761

No liquidation of last in first out ("LIFO") layers occurred in the six months ended June 30, 2023 and 2022.

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a gain of $4,389 and $12,695 (realized gains of $6,032 and $9,437) for the three and six months ended June 30, 2023, respectively, and a loss of $17,476 and $26,605 (realized losses of $18,327 and $28,992) for the three and six months ended June 30, 2022, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	476	$3,117	305	$(142)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of ($1,066) and $2,088 at June 30, 2023 and December 31, 2022, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

6)	MARKETABLE SECURITIES

During the three months ended  June 30, 2023, FutureFuel exited its position in marketable equity and trust preferred (debt) securities. The sale of these securities was recorded as a component of net income with gains of $42 and $575 in the three and six months ended June 30, 2023, respectively.

At December 31, 2022, FutureFuel had investments in certain marketable equity and trust preferred (debt) securities which had a fair market value of $37,126.  These investments were classified as current assets in the consolidated balance sheet.  The trust preferred securities held at December 31, 2022 were designated as being available-for-sale.  Accordingly, these securities were recorded at fair value of $3,675.

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended June 30, 2022 was reported as a component of net income as a loss of $3,239. The change in the fair value of marketable equity securities (preferred and other equity instruments) for the six months ended June 30, 2022 was a loss of $7,339.

The aggregate fair value of debt securities with unrealized losses totaled $2,627 at  December 31, 2022. Sales of debt securities were $0 in the six months ended June 30, 2022.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at June 30, 2023 and December 31, 2022.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	June 30, 2023	Level 1	Level 2	Level 3
Derivative instruments	$3,117	$3,117	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2022	Level 1	Level 2	Level 3
Derivative instruments	$(142)	$(142)	$-	$-
Preferred stock and other equity instruments	$33,450	$33,450	$-	$-
Trust preferred stock	$3,676	$3,676	$-	$-

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2023	December 31, 2022
Accrued employee liabilities	$3,871	$3,287
Accrued property, franchise, motor fuel and other taxes	1,281	1,165
Lease liability, current	498	630
Other	148	395
Total	$5,798	$5,477

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at June 30, 2023 or December 31, 2022.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax provision (benefit)	$15	$(938)	$22	$(1,642)
Effective tax rate	(0.2%)	23.2%	0.2%	9.6%

The Company’s effective tax rates for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022 primarily due to changes in the assessment of realizability of deferred tax assets.  In the three and six month periods in 2023, the income tax provision reflects only small amounts of current state taxes.  No deferred tax benefits have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on its 2023 tax losses are more likely than not to be realized.  In the three and six month periods in 2022, tax benefits on tax losses generated were recognized, but limited by the assessment that the net deferred tax assets generated would more likely than not be only partially realized.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

(Unaudited)

11)	EARNINGS PER SHARE

In the three and six months ended June 30, 2023 and 2022, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted (losses) earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income	$(9,859)	$(3,104)	$11,222	$(15,502)
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	-	1,647	-
Weighted average shares outstanding – diluted	43,763,243	43,763,243	43,764,890	43,763,243

Basic (loss) earnings per share	$(0.23)	$(0.07)	$0.26	$(0.35)
Diluted (loss) earnings per share	$(0.23)	$(0.07)	$0.26	$(0.35)

For the three and six months ended June 30, 2023, 22,000 and 42,354 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive. In the three and six months ended June 30, 2022, 12,000 and 24,000 options were excluded, respectively.

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

Related party cost of goods sold and distribution are the result of sales and purchases of biodiesel, petrodiesel, blends, and other petroleum products with these related parties along with the associated expense from storage and terminalling services provided by these related parties.

During 2021, a related party managed natural gas purchases for FutureFuel, initially paid for the natural gas, and subsequently invoiced FutureFuel for the same plus a nominal fee for such services.  The natural gas matter as discussed in Note 14, Legal Matters, is in reference to the natural gas supplier, not the related party. As of November 1, 2021, FutureFuel began managing all of its natural gas purchases.

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

As of June 30, 2023, FutureFuel held 11.8 million of RINs in inventory with a fair market value of $19,461 and no cost, which were traded in July. Comparatively, at June 30, 2022, FutureFuel held 2.8 million of RINs in inventory with a fair market value of $4,943 and no cost.

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Custom chemicals	$15,576	$12,266	$32,196	$27,981
Performance chemicals	3,180	5,928	8,441	11,774
Chemical revenue	18,756	18,194	40,637	39,755
Biofuel revenue	66,552	99,602	118,852	120,302
Total Revenue	$85,308	$117,796	$159,489	$160,057

Segment gross profit (loss)
Chemical	$6,416	$4,196	$15,039	$9,614
Biofuel	(15,008)	(3,219)	(2,008)	(15,792)
Total gross profit (loss)	$(8,592)	$977	$13,031	$(6,178)

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

As a result of the extraordinary increase in natural gas prices, the Attorney General of Arkansas launched a civil investigative demand against several natural gas suppliers in 2021.  The Company continues to dispute the February 2021 natural gas bill, and payment thereof is pending further investigation.

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

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of June 30, 2023, we held 11.8 million D4 RINs with a  fair market value of $19,461, all of which were sold in July. Comparatively, as of June 30, 2022, we held 2.8 million RINs with a fair market value of $4,943.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2023	2022*	Change	Change
Revenue	$85,308	$117,796	$(32,488)	(28%)
Loss from operations	$(11,583)	$(1,515)	$(10,068)	(665%)
Net loss	$(9,859)	$(3,104)	$(6,755)	(218%)
Loss per common share:
Basic	$(0.23)	$(0.07)	$(0.16)	(229%)
Diluted	$(0.23)	$(0.07)	$(0.16)	(229%)
Adjusted EBITDA*	$(7,329)	$382	$(7,711)	n/a

	Six Months Ended June 30,
			Dollar	%
	2023	2022*	Change	Change
Revenue	$159,489	$160,057	$(568)	0%
Income (loss) from operations	$6,668	$(11,122)	$17,790	n/a
Net income (loss)	$11,222	$(15,502)	$26,724	n/a
Earnings (loss) per common share:
Basic	$0.26	$(0.35)	$0.61	n/a
Diluted	$0.26	$(0.35)	$0.61	n/a
Adjusted EBITDA*	$8,571	$(8,186)	$16,757	n/a

* Adjusted EBITDA restated for the three and six months of 2022 consistent with 2023 reporting to exclude cash (realized) gains and losses on derivative instruments.

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, non-cash gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results. This measure isolates the effects of certain items, including depreciation and amortization (which may vary among our operating segments without any correlation to their underlying operating performance), non-cash stock-based compensation expense (which is a non-cash expense that varies widely among similar companies), and non-cash gains and losses on derivative instruments (which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product).

We utilize commodity derivative instruments primarily to protect our operations from downward movements in commodity prices, and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include the mark-to-market or non-cash portion of this item as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

Additionally, we held marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments during the six months ended June 30, 2023, but sold all investments during the three months ended June 30, 2023. The realized and unrealized gains and losses on these marketable securities fluctuated from period to period. We included this item as an adjustment as we believed it provided a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Net (loss) income	$(9,859)	$(3,104)	$11,222	$(15,502)
Depreciation	2,604	2,706	5,155	5,276
Interest and dividend income	(1,732)	(747)	(4,068)	(1,411)
Non-cash interest expense and amortization of deferred financing costs	34	33	66	65
Loss on disposal of property and equipment	8	44	8	50
Unrealized loss (gain) on derivative instruments	1,643	(851)	(3,259)	(2,388)
(Gain) loss on marketable securities	(42)	3,239	(575)	7,366
Income tax provision (benefit)	15	(938)	22	(1,642)
Adjusted EBITDA*	$(7,329)	$382	$8,571	$(8,186)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2023	2022*
Net cash used in operating activities	$(34,357)	$(1,910)
Benefit for deferred income taxes	-	1,672
Interest and dividend income	(4,068)	(1,411)
Income tax provision (benefit)	22	(1,642)
Change in operating assets and liabilities, net	46,974	(4,895)
Adjusted EBITDA*	$8,571	$(8,186)

* Adjusted EBITDA restated for the three and six months of 2022 consistent with 2023 reporting to exclude cash (realized) gains and losses on derivative instruments.

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$85,308	$117,796	$(32,488)	(27.6%)	$159,489	$160,057	$(568)	(0.4%)
Volume/product mix effect			$(10,574)	(9.0%)			$7,370	4.6%
Price effect			$(21,914)	(18.6%)			$(7,938)	(5.0%)

Gross (loss) profit	$(8,592)	$977	$(9,569)	n/a	$13,031	$(6,178)	$19,209	n/a
Operating expenses	(2,991)	(2,492)	(499)	(20.0%)	(6,363)	(4,944)	(1,419)	(28.7%)
Other income (expense)	1,739	(2,527)	4,266	n/a	4,576	(6,022)	10,598	n/a
Income tax provision (benefit)	15	(938)	953	n/a	22	(1,642)	1,664	n/a
Net (loss) income	$(9,859)	$(3,104)	$(6,755)	(217.6%)	$11,222	$(15,502)	$26,724	n/a

Consolidated revenue in the three and six months ended June 30, 2023 decreased $32,488 and $568 compared to the three and six months ended June 30, 2022. These decreases resulted, in part, from the timing of separated RINs in our biofuel segment held in inventory at June 30, 2023 with a fair market value of $19,461 which were sold in July. (See Critical Accounting Estimates.) In addition, in the three months ended June 30, 2023, biofuel segment sales volume decreased 11% or $11,057 (and inventory increased) on forward sales to the second half of 2023 on stronger margins. In the six months ended June 30, 2023, biofuel segment sales volumes increased 4.9% or $5,901.

As a result of the separated RINs mentioned above, and held in inventory at no cost, a gross loss of $8,592 resulted in the three months ended June 30, 2023 (a reduction of $9,569 from the comparative prior year period). Partially offsetting this decrease was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $288 and $5,307 in the three months ended June 30, 2023 and 2022, respectively. In addition, in the prior three-month comparison period, derivative losses resulted from unprecedented volatility in the heating oil futures market for which we modified our derivative strategy to help mitigate reoccurrence. Margins also improved in our chemical segment to 34% from 23% in the prior year period on new product trials and product mix.

Gross profit for the six months ended June 30, 2023 was $13,031 as compared to a gross loss of $6,178 in the six months ended June 30, 2022.  This increase resulted from (i) the change in our realized derivative gains of $9,437 in the current six-month period as compared to realized losses of $28,992 in the prior six-month period given unprecedented market volatility as described above, and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $3,495 in the current six-month period as compared to a decrease of gross profit of $4,825 in the prior six-month period.  Gross profit did not include $19,461 from separated RINs generated in the six months ended June 30, 2023 and sold in July 2023.  Lastly, for the six-month comparative period, chemical margins improved to 37% from 24% in the prior six-month period on new products and product mix.

Operating expenses

Operating expenses increased $499 and $1,419 in the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022. This increase was primarily from increased compensation and legal expense.

Other income (expense)

Other income (expense) increased income $4,266 and $10,598 in the three and six months ended June 30, 2023, as compared to the same periods of 2022. In the current three- and six-month period, marketable securities were sold with realized gains of $42 and $575 as compared to the comparative prior periods with unrealized losses on marketable securities of $3,239 and $7,366, respectively.  In addition, interest and dividend income increased $985 and $2,657 in the current three- and six-month periods.

Income tax provision (benefit)

The Company’s effective tax rates for the three and six months ended June 30, 2023 decreased compared to the three and six months ended June 30, 2022 primarily due to changes in the assessment of realizability of deferred tax assets.  In the three- and six-month periods in 2023, the income tax provision reflects only small amounts of current state taxes.  No deferred tax benefits have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on its 2023 tax losses are more likely than not to be realized.  In the three- and six-month periods in 2022, tax benefits on tax losses generated were recognized, but limited by the assessment that the net deferred tax assets generated would more likely than not be only partially realized.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$18,756	$18,194	$562	3.1%	$40,637	$39,755	$882	2.2%
Volume/product mix effect			$483	2.7%			$1,469	3.7%
Price effect			$79	0.4%			$(587)	(1.5%)

Gross profit	$6,416	$4,196	$2,220	52.9%	$15,039	$9,614	$5,425	56.4%

Chemical revenue in the three and six months ended June 30, 2023 increased 3.1% or $562 and 2.2% or $882 compared to the three and six months ended June 30, 2022. Revenue for our custom chemicals (unique chemicals produced under contract for specific customers) for the three and six months ended June 30, 2023 totaled $15,576 and $32,196, an increase of $3,310 and $4,215 from the same periods in 2022. Custom chemicals used in the gas and oil and antioxidant industries experienced stronger volumes and higher selling prices. In addition, new business from other custom products increased $1,622 and $2,155, in the three and six months, respectively, from the comparative prior year periods. Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $3,180 and $8,441, a decrease of $2,748 and $3,333 from the three and six months ended June 30, 2022, respectively. This decrease was mostly from lower sales of glycerin as markets softened.

Gross profit for the chemical segment for the three and six months ended June 30, 2023, increased $2,220 and $5,425 when compared to the same period of 2022 primarily from improved margins in the three and six months of the current year (34% and 37%) as compared to the prior year (23% and 24%) on stronger volumes as noted above and on favorable product mix from new products.

Biofuel Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$66,552	$99,602	$(33,050)	(33.2%)	$118,852	$120,302	$(1,450)	(1.2%)
Volume/product mix effect			$(11,057)	(11.1%)			$5,901	4.9%
Price effect			$(21,993)	(22.0%)			$(7,351)	(6.1%)

Gross (loss) profit	$(15,008)	$(3,219)	$(11,789)	(366.2%)	$(2,008)	$(15,792)	$13,784	87.3

Biofuels revenue in the three and six months ended June 30, 2023 decreased $33,050 and $1,450 as compared to the same periods of 2022. These decreases resulted, in part, from the timing of separated RINs held in inventory at June 30, 2023, with a fair market value of $19,461 which were sold in July. (See Critical Accounting Estimates.) In addition, in the three months ended June 30, 2023, biofuel segment sales volume decreased 11% or $11,057 (and inventory increased) on forward sales to the second half of 2023 on stronger margins. In the six months ended June 30, 2023, biofuel segment sales volumes increased 4.9% or $5,901.

A significant portion of our biodiesel sold was to two major refiners/blenders in the three and six months ended June 30, 2023 and 2022. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

As a result of the separated RINs mentioned above, and held in inventory at no cost, biofuels gross loss was $15,008 and $2,008, in the three and six months ended June 30, 2023; an increased loss of $11,789 in the three-month comparative period, and a decreased loss of $13,784 in the six-month comparative period of 2022.

Partially offsetting this increased loss in the three-month comparative period was the change in the activity in derivative instruments with a realized gain of $6,032 in the current three-month period, as compared to a realized loss of $18,327 in the prior year comparative period and the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $251 in the current three-month period as compared to a decrease of $4,640 in the three-month period of 2022.

Gross losses in the six months ended June 30, 2023 were lower as compared to the same period of the prior year from: (i) the change in the activity in derivative instruments with a realized gain of $9,437 in the six months ended June 30, 2023, as compared to a realized loss of $28,992 in the six months ended June 30, 2022, (ii) the change in the activity in derivative instruments with unrealized gains of $3,259 in the six months ended June 30, 2023 as compared to an unrealized gain of $2,388 in the prior year six month period, and (iii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $2,624 in the six months ended June 30, 2023 as compared to a decrease in gross profit of $3,652 in the same prior year period.

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

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	June 30, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	476	$3,117	305	$(142)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and six months ended June 30, 2023 and 2022 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,765 and $21,355 for the three and six months ended June 30, 2023, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2023 and 2022 are set forth in the following table.

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(34,357)	$(1,910)
Net cash provided by (used in) investing activities	$30,672	$(1,206)
Net cash used in financing activities	$(5,265)	$(5,251)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $34,357 in the six months ended June 30, 2023 as compared to $1,910 in the same period of 2022. This decrease in cash was primarily attributable to the change in inventory demonstrating a cash outflow of $35,937, the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $25,742, primarily from the timing of vendor payments, and the change in fair value of equity securities of $10,456.  Partially offsetting these cash outflows was the change in net income of $26,724.

Investing Activities

Cash provided by investing activities was $30,672 in the six months ended June 30, 2023 as compared to cash used in investing activities of $1,206 in the six months ended June 30, 2022. Of the $31,878 change, $37,451 was the result of increased proceeds from the sale of marketable securities. Offsetting this increase in cash was an increase in the collateralization of derivative instruments of $3,537 and an increase of capital expenditures of $1,980.

Financing Activities

Cash used in financing activities was $5,265 and $5,251 in the six months ended June 30, 2023 and 2022, respectively, primarily for payments of dividends on our common stock.

Credit Facility

We have a credit agreement, as amended on March 30, 2020, with a syndicated group of commercial banks for $100,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on March 30, 2025. See Note 9 to our consolidated financial statements for additional information regarding our credit agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first two quarters of 2023 and 2022, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in each of the quarters of 2023 and $2,625 in each of the quarters of 2022. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2022 and March 31, 2022, respectively.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the period ended December 31, 2022, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classified these investments as current assets in the accompanying consolidated balance sheets and designated the debt securities as being “available-for-sale.” Accordingly, the debt securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments were recorded at fair value, with the unrealized gains and losses reported as a component of net income. We sold all marketable securities in the three months ended June 30, 2023. The fair value of the debt securities and equity instruments totaled $0 and $37,126 at June 30, 2023 and December 31, 2022, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2023 and December 31, 2022. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2023 or December 31, 2022 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

Market risk represents the potential loss arising from adverse changes in market rates and prices. Commodity price risk is inherent in the chemicals and biofuels business both with respect to inputs (electricity, coal, raw materials, biofuel feedstock, etc.) and outputs (manufactured chemicals and biofuels).

We seek to mitigate our market risks associated with the manufacturing and sale of chemicals by entering into long-term sales contracts that include contractual market price adjustment protections to allow changes in market prices of key raw materials to be passed on to the customer. Such price protections are not always obtained, however, and some raw material price risk remains significant.

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2023 or 2022. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2023 and December 31, 2022, the fair value of our derivative instruments were a net asset of $3,117 and a net liability of $142, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2023. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

Item	Volume Requirements (a)	Units	Hypothetical Adverse Change in Price	Decrease in Gross Profit	Percentage Decrease in Gross Profit
Biodiesel feedstocks	164,741	LB	10%	10,976	84.2%
Methanol	33,918	LB	10%	566	4.3%
Electricity	53	MWH	10%	326	2.5%
Sodium Methylate	6,621	LB	10%	326	2.5%
Natural Gas	709	MCF	10%	263	2.0%
Coal	19	TON	10%	215	1.7%
Caustic Soda	5,390	LB	10%	133	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2023. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at June 30, 2023 or December 31, 2022, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at June 30, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 9, 2023

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2023