Form 10-Q
period 2023-09-30
FutureFuel Corp.
filed 2023-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2023: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$205,923	$175,640
Accounts receivable, inclusive of the blenders’ tax credit of $13,084 and $8,970, and net of allowances for bad debt of $67 and $48, respectively	29,493	26,198
Accounts receivable – related parties	-	6
Inventory	26,910	26,761
Income tax receivable	1,927	1,959
Prepaid expenses	994	3,694
Prepaid expenses – related parties	12	12
Marketable securities	-	37,126
Other current assets	1,962	2,380
Total current assets	267,221	273,776
Property, plant and equipment, net	74,501	76,941
Other assets	4,114	5,252
Total noncurrent assets	78,615	82,193
Total Assets	$345,836	$355,969
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$13,946	$28,546
Accounts payable – related parties	6,999	7,799
Deferred revenue – current	3,488	3,772
Dividends payable	2,626	10,503
Accrued expenses and other current liabilities	5,073	5,477
Accrued expenses and other current liabilities – related parties	1	1
Total current liabilities	32,133	56,098
Deferred revenue – non-current	13,333	15,079
Other noncurrent liabilities	3,371	1,792
Total noncurrent liabilities	16,704	16,871
Total liabilities	48,837	72,969
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of September 30, 2023 and December 31, 2022	4	4
Accumulated other comprehensive loss	-	(1)
Additional paid in capital	282,489	282,489
Retained earnings	14,506	508
Total stockholders’ equity	296,999	283,000
Total Liabilities and Stockholders’ Equity	$345,836	$355,969

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$116,752	$118,108	$276,221	$277,822
Revenue – related parties	-	33	20	376
Cost of goods sold	113,328	96,459	257,890	257,476
Cost of goods sold – related parties	(728)	873	(700)	4,089
Distribution	244	788	2,018	2,696
Distribution – related parties	38	36	132	130
Gross profit	3,870	19,985	16,901	13,807
Selling, general, and administrative expenses
Compensation expense	1,010	979	3,102	2,336
Other expense	1,247	995	3,130	2,844
Related party expense	153	154	462	458
Research and development expenses	1,163	967	3,242	2,401
Total operating expenses	3,573	3,095	9,936	8,039
Income from operations	297	16,890	6,965	5,768
Interest and dividend income	2,527	1,210	6,595	2,621
Interest expense	(36)	(32)	(103)	(97)
(Loss) gain on marketable securities	-	(590)	575	(7,956)
Other expense	-	(1)	-	(3)
Other income (expense)	2,491	587	7,067	(5,435)
Income before taxes	2,788	17,477	14,032	333
Income tax provision	12	1,697	34	55
Net income	$2,776	$15,780	$13,998	$278

Earnings per common share
Basic	$0.06	$0.36	$0.32	$0.01
Diluted	$0.06	$0.36	$0.32	$0.01
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,763,243	43,763,243
Diluted	43,765,709	43,763,243	43,765,163	43,763,243

Comprehensive income
Net income	$2,776	$15,780	$13,998	$278
Other comprehensive (loss) income from unrealized net (losses) gains on available-for-sale debt securities	-	(71)	2	(219)
Income tax effect	-	15	(1)	46
Total other comprehensive (loss) income, net of tax	-	(56)	1	(173)
Comprehensive income	$2,776	$15,724	$13,999	$105

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive gain	-	-	17	-	-	17
Net income	-	-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098
Other comprehensive loss	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	(9,859)	(9,859)
Balance - June 30, 2023	43,763,243	$4	$-	$282,489	$11,730	$294,223
Net income	-	-	-	-	2,776	2,776
Balance - September 30, 2023	43,763,243	$4	$-	$282,489	$14,506	$296,999

	For the Nine Months Ended September 30, 2022
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared, $0.24 per common share	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	(49)	-	-	(49)
Net loss	-	-	-	-	(12,398)	(12,398)
Balance - March 31, 2022	43,763,243	$4	$129	$282,443	$(16,598)	$265,978
Other comprehensive loss	-	-	(68)	-	-	(68)
Net loss	-	-	-	-	(3,104)	(3,104)
Balance - June 30, 2022	43,763,243	$4	$61	$282,443	$(19,702)	$262,806
Stock based compensation				46		46
Other comprehensive loss			(56)			(56)
Net income					15,780	15,780
Balance - September 30, 2022	43,763,243	$4	$5	$282,489	$(3,922)	$278,576

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$13,998	$278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,736	7,850
Amortization of deferred financing costs	75	72
Benefit for deferred income taxes	-	(255)
Change in fair value of equity securities	(3,117)	7,940
Change in fair value of derivative instruments	3,523	(3,053)
Loss on the sale of investments	2,543	15
Stock based compensation	-	46
Loss on disposal of property and equipment	8	60
Noncash interest expense	26	-
Changes in operating assets and liabilities:
Accounts receivable	(3,295)	5,597
Accounts receivable – related parties	6	47
Inventory	(149)	9,523
Income tax receivable	32	7,759
Prepaid expenses	2,700	2,711
Prepaid expenses - related parties	-	(8)
Other assets	(5,019)	296
Accounts payable	(14,910)	9,257
Accounts payable – related parties	(800)	338
Accrued expenses and other current liabilities	(404)	25
Accrued expenses and other current liabilities – related parties	-	(1)
Deferred revenue	(2,030)	(4,128)
Other noncurrent liabilities	1,553	(242)
Net cash provided by operating activities	2,476	44,127
Cash flows from investing activities
Collateralization of derivative instruments	2,991	865
Proceeds from the sale of marketable securities	37,701	263
Proceeds from the sale of property and equipment	-	61
Capital expenditures	(4,994)	(3,692)
Net cash provided by (used in) investing activities	35,698	(2,503)
Cash flows from financing activities
Payment of dividends	(7,877)	(7,877)
Deferred financing costs	(14)	-
Net cash used in financing activities	(7,891)	(7,877)
Net change in cash and cash equivalents	30,283	33,747
Cash and cash equivalents at beginning of period	175,640	137,521
Cash and cash equivalents at end of period	$205,923	$171,268

Cash paid for income taxes	$-	$72
Noncash investing and financing activities:
Noncash capital expenditures	$518	$214

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

In July 2023, the FASB issued Proposed Accounting Standards Update (ASU) No. 2023-ED500 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which aims to provide investors with more useful information about an entity’s expenses by improving disclosures on income statement expenses.  The amendments in this Proposed ASU would require public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. The Company is evaluating this proposed accounting standard.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  September 30, 2023 and  December 31, 2022 consist of unbilled revenue from one customer and cash due from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $506 and $733 for the three months and $538 and $733 for the nine months ended September 30, 2023 and 2022, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $444 and $2,037 for the three months and $2,402 and $5,211 for the nine months ended September 30, 2023 and 2022, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2023	December 31, 2022
Trade receivables, included in accounts receivable*	$15,432	$16,459
Contract assets, included in accounts receivable	$977	$775
Contract liabilities, included in deferred revenue - short-term	$3,281	$3,565
Contract liabilities, included in deferred revenue - long-term	$10,025	$11,605

*Exclusive of the BTC of $13,084 and $8,970, respectively, and net of allowances for bad debt of $67 and $48, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2023, approximately $13,306 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts which range from three to five years. Approximately 25% of this revenue is expected to be recognized over the next 12 months, and 75% is expected to be recognized over the subsequent 45 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contract revenue from customers with > 1-year arrangements	$8,291	$9,762	$28,318	$26,052
Contract revenue from customers with < 1-year arrangements	108,406	108,324	247,757	251,980
Revenue from non-contractual arrangements	55	55	166	166
Total revenue	$116,752	$118,141	$276,241	$278,198

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Bill-and-hold revenue	$10,149	$9,713	$31,504	$26,960
Non-bill-and-hold revenue	106,603	108,428	244,737	251,238
Total revenue	$116,752	$118,141	$276,241	$278,198

As of September 30, 2023 and  December 31, 2022, $4,010 and $4,473 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2023	December 31, 2022
At average cost (approximates current cost)
Finished goods	$11,959	$11,719
Work in process	922	879
Raw materials and supplies	27,740	33,897
	40,621	46,495
LIFO reserve	(13,711)	(19,734)
Total inventory	$26,910	$26,761

A LIFO liquidation of $151and $2,124 occurred in the nine and twelve months ended September 30, 2023 and December 31, 2022, respectively. The liquidation in 2023 related to the reduction of biodiesel inventory and the liquidation in 2022 related to the exit from pipeline business.

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

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $14,068 and $1,373 (realized loss of $7,286 and gain of $2,150) for the three and nine months ended September 30, 2023, respectively, and a gain of $4,688 and loss of $21,917 (realized gain of $4,023 and loss of $24,970) for the three and nine months ended September 30, 2022, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	182	$(3,665)	305	$(142)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $5,079 and $2,088 at September 30, 2023 and  December 31, 2022, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

6)	MARKETABLE SECURITIES

During the three months ended  September 30, 2023, FutureFuel held no marketable equity and trust preferred (debt) securities. The previous sale of these securities was recorded as a component of net income with a gain of $575 in the nine months ended September 30, 2023.

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

In accordance with ASC 321, the change in the fair value of marketable equity securities (preferred and other equity instruments) is reported as a component of net income. The change in the fair value of marketable equity securities (preferred and other equity instruments) for the three and nine months ended September 30, 2022 was a loss of $602 and $7,940, respectively.

The aggregate fair value of debt securities with unrealized losses totaled $2,627 at  December 31, 2022. Sales of debt securities were $0 in the nine months ended September 30, 2022.

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

The following tables provide information by level for assets and liabilities that are measured at fair value, on a recurring basis, at September 30, 2023 and  December 31, 2022.

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	September 30, 2023	Level 1	Level 2	Level 3
Derivative instruments	$(3,665)	$(3,665)	$-	$-

	Asset (Liability)
		Fair Value Measurements Using
	Fair Value at	Inputs Considered as:
Description	December 31, 2022	Level 1	Level 2	Level 3
Derivative instruments	$(142)	$(142)	$-	$-
Preferred stock and other equity instruments	$33,450	$33,450	$-	$-
Trust preferred stock	$3,676	$3,676	$-	$-

8)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2023	December 31, 2022
Accrued employee liabilities	$3,444	$3,287
Accrued property, franchise, motor fuel and other taxes	755	1,165
Lease liability, current	433	630
Other	441	395
Total	$5,073	$5,477

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

9)	BORROWINGS

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

	Adjusted SOFR Rate Loans and
Consolidated Leverage Ratio	Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0	1.00%	0.00%	0.15%
≥ 1.00:1.0 And < 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0 And < 2.00:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0 And < 2.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0	2.00%	1.00%	0.25%

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a consolidated minimum interest coverage ratio.

There were no borrowings under the Credit Agreement at September 30, 2023 or December 31, 2022.

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax provision	$12	$1,697	$34	$55
Effective tax rate	0.4%	9.7%	0.2%	16.5%

The Company’s income tax provision for the three and nine months ended September 30, 2023 comprises only small amounts of current state taxes.  No deferred tax benefits on ongoing tax losses have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on its 2023 tax losses are more likely than not to be realized.  The three-month period in 2022 similarly reflected immaterial state taxes and miscellaneous items, while the nine-month period included the cumulative impact of valuation allowances recorded against certain existing deferred tax assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)
(Unaudited)

11)	EARNINGS PER SHARE

In the three and nine months ended September 30, 2023 and 2022, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$2,776	$15,780	$13,998	$278
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	2,466	-	1,920	-
Weighted average shares outstanding – diluted	43,765,709	43,763,243	43,765,163	43,763,243

Basic earnings per share	$0.06	$0.36	$0.32	$0.01
Diluted earnings per share	$0.06	$0.36	$0.32	$0.01

For the three and nine months ended September 30, 2023, 41,534 and 42,080 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive. In the three and nine months ended September 30, 2022, 44,000 and 30,667 options were excluded, respectively.

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

Related party cost of goods sold and distribution are the result of sales and purchases of biodiesel, petrodiesel, blends, and other petroleum products with these related parties along with the associated expense from storage and terminalling services provided by these related parties. During the three months ended September 30, 2023, a settlement was reached on the previously disclosed natural gas dispute.  See Note 14 Legal Matters.

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

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at the Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); and biodiesel production byproducts. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of September 30, 2023, FutureFuel held 4.2 million of RINs in inventory with a fair market value of $6,971 and no cost. Comparatively, at September 30, 2022, FutureFuel held 8.1 million of RINs in inventory with a fair market value of $12,752 and no cost.

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Custom chemicals	$14,454	$16,047	$46,650	$44,028
Performance chemicals	3,393	5,459	11,834	17,233
Chemical revenue	17,847	21,506	58,484	61,261
Biofuel revenue	98,905	96,635	217,757	216,937
Total Revenue	$116,752	$118,141	$276,241	$278,198

Segment gross profit
Chemical	$6,878	$8,362	$21,917	$17,976
Biofuel	(3,008)	11,623	(5,016)	(4,169)
Total gross profit	$3,870	$19,985	$16,901	$13,807

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

During the three months ended September 30, 2023, the parties to the previously disclosed natural gas dispute and the Company entered into a settlement agreement to resolve the matter completely. Based on such settlement, the Company released $882 of the previously accrued expense.

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

Overview

Our Company is managed and reported in two reporting segments: chemicals and biofuels. Within the chemical segment are two product groupings: custom chemicals and performance chemicals. The custom product group is composed of specialty chemicals manufactured for a single customer whereas the performance product group is composed of chemicals manufactured for multiple customers. The biofuel segment is composed of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

Within the United States Environmental Protection Agency (EPA) Renewable Fuel Standard (RFS), we generate 1.5 Renewable Identification Numbers (RINs) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system (EMTS).  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of September 30, 2023, we held 4.2 million D4 and D6 RINs with a fair market value of $6,971. Comparatively, as of September 30, 2022, we held 8.1 million RINs with a fair market value of $12,752.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2023	2022*	Change	Change
Revenue	$116,752	$118,141	$(1,389)	(1)%
Income from operations	$297	$16,890	$(16,593)	(98)%
Net income	$2,776	$15,780	$(13,004)	(82)%
Earnings (loss) per common share:
Basic	$0.06	$0.36	$(0.30)	(83)%
Diluted	$0.06	$0.36	$(0.30)	(83)%
Adjusted EBITDA*	$9,659	$18,829	$(9,170)	(49)%

	Nine Months Ended September 30,
			Dollar	%
	2023	2022*	Change	Change
Revenue	$276,241	$278,198	$(1,957)	(1)%
Income from operations	$6,965	$5,768	$1,197	21%
Net income	$13,998	$278	$13,720	4935%
Earnings per common share:
Basic	$0.32	$0.01	$0.31	3100%
Diluted	$0.32	$0.01	$0.31	3100%
Adjusted EBITDA*	$18,230	$10,643	$7,587	71%

* Adjusted EBITDA restated for the three and nine months of 2022 consistent with 2023 reporting to exclude cash (realized) gains and losses on derivative instruments.

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

Additionally, we held marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments during the nine months ended September 30, 2023, (but sold all investments during the three months ended June 30, 2023). The realized and unrealized gains and losses on these marketable securities fluctuated from period to period. We included this item as an adjustment as we believed it provided a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022*	2023	2022*
Net income	$2,776	$15,780	$13,998	$278
Depreciation	2,581	2,574	7,736	7,850
Non-cash stock-based compensation	-	46	-	46
Interest and dividend income	(2,527)	(1,210)	(6,595)	(2,621)
Non-cash interest expense and amortization of deferred financing costs	35	7	101	72
Loss on disposal of property and equipment	-	10	8	60
Unrealized loss (gain) on derivative instruments	6,782	(665)	3,523	(3,053)
Loss (gain) on marketable securities	-	590	(575)	7,956
Income tax provision	12	1,697	34	55
Adjusted EBITDA*	$9,659	$18,829	$18,230	$10,643

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2023	2022*
Net cash provided by operating activities	$2,476	$44,127
Benefit for deferred income taxes	-	255
Interest and dividend income	(6,595)	(2,621)
Income tax provision	34	55
Change in operating assets and liabilities, net	22,315	(31,174)
Other	-	1
Adjusted EBITDA*	$18,230	$10,643

* Adjusted EBITDA restated for the three and nine months of 2022 consistent with 2023 reporting to exclude cash (realized) gains and losses on derivative instruments.

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$116,752	$118,141	$(1,389)	(1.2)%	$276,241	$278,198	$(1,957)	(0.7)%
Volume/product mix effect			$9,882	8.4%			$43,904	15.8%
Price effect			$(11,271)	(9.5)%			$(45,861)	(16.5)%

Gross profit	$3,870	$19,985	$(16,115)	(80.6)%	$16,901	$13,807	$3,094	22.4%
Operating expenses	(3,573)	(3,095)	(478)	15.4%	(9,936)	(8,039)	(1,897)	23.6%
Other income (expense)	2,491	587	1,904	324.4%	7,067	(5,435)	12,502	n/a
Income tax provision	12	1,697	(1,685)	(99.3)%	34	55	(21)	(38.2)%
Net income	$2,776	$15,780	$(13,004)	(82.4)%	$13,998	$278	$13,720	4935.3%

Consolidated revenue in the three and nine months ended September 30, 2023 decreased $1,389 and $1,957 compared to the three and nine months ended September 30, 2022, respectively. In the three- and nine-month periods ended September 30,2023, chemical segment sales volumes declined $3,763 and $2,294, respectively, on weakened glycerin markets and the timing of recognition of capital recovery.  Partially improving chemical sales in both the three- and nine-month comparison periods was a favorable product mix and revenue from new custom chemical contracts.  Biofuel segment net sales increased $2,270 and $820, respectively, in the three- and nine-month comparison periods on higher sales volumes mostly offset by lower average prices.  D4 RIN prices dropped significantly during the quarter as renewable diesel volumes increased in the market.

Gross profit in the three months ended September 30, 2023 decreased $16,115 as compared to the same period of 2022, from: (i) the spread in biofuel price and feedstock price narrowed (inclusive of the effect of the D4 RIN price decline); (ii) the change in the activity in derivative instruments with a realized loss of $7,286 in the current three-month period as compared to a realized gain of $4,023 in the same three-months of the prior year; (iii) the change in the mark-to-market derivative position which was an unrealized loss of $6,782 as compared to an unrealized gain of $665 in the three months ended September 30, 2023 and 2022, respectively; (iv) the reduction from the timing of recognition of capital recovery; and (v) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The adjustment in item (v) increased gross profit $2,528 in the three months ended September 30, 2023 as compared to $6,133 in 2022. These contrasting results in items (i) and (ii) reflect the impact of price movements in the biodiesel market during the course of each year compared to when we committed to our feedstock acquisition.  In 2022, prices rose sharply as a consequence of the conflict in Ukraine and we recorded mark-to-market losses on the derivative instruments we use to hedge our biodiesel margins. The losses were then offset by significant gains in physical sales in the period.  In 2023, biodiesel prices fell in the first half of the year and then rose in the third quarter.  This generated derivative gains for the first half of the year and now mark-to-market losses in the third quarter against committed sales in the fourth quarter.

Gross profit for the nine months ended September 30, 2023 was $16,901 as compared to $13,807 in the nine months ended September 30, 2022.  This increase resulted from (i) the change in our realized derivative gains of $2,150 in the current nine-month period as compared to realized losses of $24,970 in the prior nine-month period given the explanation noted in the three-month comparative period, and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $6,023 in the current nine-month period as compared to $1,308 in the prior nine-month period.

Operating expenses

Operating expenses increased $478 and $1,897 in the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022. This increase was primarily from increased compensation and legal expense.

Other income (expense)

Other income (expense) increased income $1,904 and $12,502 in the three and nine months ended September 30, 2023, respectively, as compared to the same periods of 2022. In the current three-month period interest income was $2,527 as compared to dividend and interest income of $1,210 and a loss of $590 on marketable securities in the same period of 2022. In the current nine-month period, marketable securities were sold with realized gains of $575 and interest income was $6,595 as compared to unrealized losses on marketable securities of $7,366 and interest and dividends income of $2,621, in the same period of 2022.

Income tax provision (benefit)

The Company’s income tax provision for the three and nine months ended September 30, 2023 comprises only small amounts of current state taxes. No deferred tax benefits on ongoing tax losses have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on its 2023 tax losses are more likely than not to be realized.  The three-month period in 2022 similarly reflected immaterial state taxes and miscellaneous items, while the nine-month period included the cumulative impact of valuation allowances recorded against certain existing deferred tax assets.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$17,847	$21,506	$(3,659)	(17.0)%	$58,484	$61,261	$(2,777)	(4.5)%
Volume/product mix effect			$(3,763)	(17.5)%			$(2,294)	(3.7)%
Price effect			$104	0.5%			$(483)	(0.8)%

Gross profit	$6,878	$8,362	$(1,484)	(17.7)%	$21,917	$17,976	$3,941	21.9%

Chemical revenue in the three and nine months ended September 30, 2023 decreased 17.0% or $3,659 and 4.5% or $2,777, respectively, compared to the same comparative periods of 2022. Revenue for our custom chemicals (unique chemicals produced under contract for specific customers) for the three and nine months ended September 30, 2023 totaled $14,454 and $46,650, a decrease of $1,593 and an increase of $2,622 from the same periods in 2022, respectively. Custom chemicals sales revenue was reduced in the current reporting periods as compared to the prior year periods from the timing of recognition of upfront capital reimbursements from customers. The reduction in sales revenue from the recognition of deferred revenue was $1,978 and $3,174 in the three and nine months ended September 30, 2023 as compared to the same periods of 2022. (See Note 3 to our consolidated financial statements). Also reducing sales revenue were lower volumes of chemicals sold into the energy market. Partially offsetting these reductions were sales from two new contracts in the agricultural market. Performance chemicals (composed of multi-customer products which are sold to the open market based on specification) revenue was $3,393 and $11,834, a decrease of $2,066 and $5,399 from the three and nine months ended September 30, 2022, respectively. This decrease was mostly from lower sales of glycerin as markets softened on increased imports.

Gross profit for the chemical segment for the three months ended September 30, 2023, decreased $1,484 when compared to the same period of 2022. This decrease was primarily from: (i) the timing of recognition of upfront capital payments as noted above; (ii) reduced glycerin sales; and (iii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $234 as compared to $710 in the same period of 2022.

Gross profit for the chemical segment for the nine months ended September 30, 2023 increased $3,941 when compared to the same period of 2022 from:  (i) product mix, and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,105 in the nine months ended September 30, 2023 as compared to a decrease in gross profit of $463 in the same comparative period of 2022.  Partially reducing this increase in gross profit was the timing of recognition of upfront capital payments as noted above.

Biofuel Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2023	2022	Amount	%	2023	2022	Amount	%

Revenues	$98,905	$96,635	$2,270	2.3%	$217,757	$216,937	$820	0.4%
Volume/product mix effect			$13,645	14.1%			$46,198	21.3%
Price effect			$(11,375)	(11.8)%			$(45,378)	(20.9)%

Gross (loss) profit	$(3,008)	$11,623	$(14,631)	n/a	$(5,016)	$(4,169)	$(847)	(20.3)%

Biofuels revenue in the three and nine months ended September 30, 2023 increased $2,270 and $820, respectively, as compared to the same periods of 2022. These increases resulted from increased sales volumes of 14% and 21%, mostly offset by reduced average prices of 12% and 21%, respectively. The lower prices were driven in part by the reduction in D4 RIN prices which according to S&P Global (September 29, 2023 authored by Phillip Herring and Melvin Lee), dropped 44.5% in 2023 due to an increase of renewable diesel production and a decline in biodiesel margins.

A significant portion of our biodiesel sold was to four major refiners/blenders in the three months ended September 30, 2023 and to two major refiners in the three months ended September 30, 2022 and in the nine months ended 2023 and 2022. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross loss was $3,008 and $5,016 in the three and nine months ended September 30, 2023, respectively, a decrease in gross profit of $14,631 in the three-month comparative period, and an increased loss of $847 in the nine-month comparative period of 2022. In the current three months of 2023, the change in the activity in derivative instruments was a realized loss of $7,286 as compared to a realized gain of $4,023 in the same three months of the prior year. Also increasing gross losses was the change in the mark-to-market derivative position which was an unrealized loss of $6,782 as compared to an unrealized gain of $665 in the three months ended September 30, 2023 and 2022, respectively. As described previously, heating oil futures prices rose in the three months ended September 30, 2023 whereas they had fallen overall for the first six months of the year. This moved our derivatives position from a gain to a loss position that will be offset by sales later in the year.  In addition to this, there has been a decline in margins driven by the effect of the D4 RIN price decline as previously noted and increases in feedstock prices.

Reducing gross profit in the three months ended September 30, 2023 was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $2,294 in the three months ended September 30, 2023 as compared to $5,423 in the same comparative period of 2022.  For the nine months ended September 30, 2023, the change increased gross profit $6,023 as compared to $1,771 in the same comparative period of 2022.

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

The volumes and carrying values of our derivative instruments were as follows:

	Asset (Liability)
	September 30, 2023		December 31, 2022
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	182	$(3,665)	305	$(142)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and nine months ended September 30, 2023 and 2022 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,149 and $31,504 for the three and nine months ended September 30, 2023, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2023 and 2022 are set forth in the following table.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$2,476	$44,127
Net cash provided by (used in) investing activities	$35,698	$(2,503)
Net cash used in financing activities	$(7,891)	$(7,877)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash provided by operating activities was $2,476 in the nine months ended September 30, 2023 as compared to $44,127 in the same period of 2022. This decrease in cash was primarily attributable to the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $25,771, primarily from the timing of vendor payments, the change in fair value of equity securities of $11,057, the change in inventory demonstrating a cash outflow of $10,939, and the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash outflow of $8,933.   Partially offsetting these cash outflows was the change in net income of $14,965.

Investing Activities

Cash provided by investing activities was $35,698 in the nine months ended September 30, 2023 as compared to cash used in investing activities of $2,503 in the nine months ended September 30, 2022. Of the $38,201 change, $37,438 was the result of increased proceeds from the sale of marketable securities.  Cash was also provided by a decrease in the collateralization of derivative instruments of $2,126. Offsetting these increases in cash was an increase of capital expenditures of $1,302.

Financing Activities

Cash used in financing activities was $7,891 and $7,877 in the nine months ended September 30, 2023 and 2022, respectively, primarily for payments of dividends on our common stock.

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

Dividends

In the first three quarters of 2023 and 2022, we paid a regular quarterly cash dividend in the amount of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in each of the quarters of 2023 and 2022. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2022 and March 31, 2022, respectively.

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

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions. In the period ended December 31, 2022, we also had investments in certain preferred stock, debt securities, and other equity instruments. We classified these investments as current assets in the accompanying consolidated balance sheets and designated the debt securities as being “available-for-sale.” Accordingly, the debt securities were recorded at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We also held equity securities with readily available market values. These equity instruments were recorded at fair value, with the unrealized gains and losses reported as a component of net income. We sold all marketable securities in the nine months ended September 30, 2023. The fair value of the debt securities and equity instruments totaled $0 and $37,126 at September 30, 2023 and December 31, 2022, respectively.

Lastly, we maintain depositary accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2023 and December 31, 2022. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2023 or December 31, 2022 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2023 or 2022. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2023 and December 31, 2022, the fair value of our derivative instruments was a net liability of $3,665 and $142, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2023. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	331,563	LB	10%	$21,684	128.3%
Methanol	50,728	LB	10%	807	4.8%
Electricity	79	MWH	10%	510	3.0%
Sodium Methylate	10,252	LB	10%	490	2.9%
Natural Gas	997	MCF	10%	256	1.5%
Coal	27	TON	10%	293	1.7%
Caustic Soda	8,443	LB	10%	191	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2023. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2023 or December 31, 2022, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at September 30, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 9, 2023

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2023