Form 10-K
period 2023-12-31
FutureFuel Corp.
filed 2024-03-14
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑	Emerging growth company	☐

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $228,789,156.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 14, 2024: 43,763,243

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

General

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly-owned subsidiaries) is a Delaware corporation, and, through its wholly-owned subsidiary, FutureFuel Chemical Company, manufactures diversified chemical products, bio-based fuel products, and bio-based specialty chemical products. Unless otherwise stated, all dollar amounts other than per share amounts are in thousands.

We are headquartered in St. Louis, Missouri, and our manufacturing operations are conducted at our facility in Batesville, Arkansas. Trading of our common stock on the New York Stock Exchange (“NYSE”) commenced on March 23, 2011 under the symbol “FF”.

During 2023, we distributed normal quarterly cash dividends of $0.06 per share. We have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2024.  Additionally, during the first quarter of 2024, we declared a special cash dividend of $2.50 per share on our common stock payable on April 9, 2024, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on March 26, 2024.

Our business is managed in two segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers. We have actively worked to develop our chemicals business with new customers in more diversified growth markets. As part of that focus on growth, we have introduced procedural updates to our operation to allow re-entry to the pharma intermediates market. This capability has been validated by third party audits. Our chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements to enable us to compete in the worldwide chemical industry.

With respect to our biofuels segment, our plant demonstrated capacity of approximately 59 million gallons per year (“MMgy”) during 2023. This scale and the design of our plant in Batesville allows us to process a wide variety of feedstocks and continuously achieve high biodiesel yields. Combined with the synergies of operating a shared chemical manufacturing facility, this has allowed us to be consistently successful in a highly competitive market.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105. Our telephone number is (314) 854-8352. FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680. FutureFuel Chemical Company's telephone number is (870) 698-3000.

Plant Location

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas. Approximately 500 acres of the site are occupied with our manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid hazardous and non-hazardous waste treatment. Land and infrastructure are available to support expansion and business growth.

Operations

For the year ended December 31, 2023, approximately 78% of our revenue was derived from biofuels, 18% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 4% of revenues from multi-customer specialty chemicals (“performance chemicals”).

Our biofuels business segment primarily involves the production and sale of biodiesel and petrodiesel blends.  Our custom chemicals manufacturing involves producing unique products for strategic customers, generally under long-term contracts. The custom chemicals manufacturing portfolio includes biocides intermediates, specialty polymers, dyes, stabilizers, oil and gas, and chemicals intermediates. Our performance chemicals product portfolio includes polymer modifiers that enhance stain resistance and dye-ability of nylon and polyester fibers, in addition to several small-volume specialty chemicals and solvents for diverse applications.

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

Biodiesel is a renewable energy product consisting of mono-alkyl esters of fatty acids. These esters are typically produced from vegetable oil, fat, or grease feedstocks. Biodiesel is used primarily as a blend with petrodiesel (usually 5%, commonly referenced as “B5,” to 20%, commonly referenced as “B20,” by volume). A major advantage of biodiesel is that it can be used in most existing diesel engines and fuel injection equipment in blends up to B20 with no material impact to engine performance. Biodiesel also benefits from favorable properties compared to petrodiesel (e.g., negligible sulfur content, lower particulate matter, lower greenhouse gas emissions, and a higher cetane number leading to better engine performance and lubrication). See https://afdc.energy.gov/files/pdfs/30882.pdf.

Our technical and operational competency developed as a supplier of specialty chemicals, inclusive of research and development and analytical laboratory testing, enabled the expansion of a flexible manufacturing process. Our process can use a broad range of feedstock oils, including, but not limited to, soy oil, cottonseed oil, pork lard, poultry fat, inedible corn oil, yellow grease, inedible tallow, choice white grease, used cooking oil, and beef tallow. Our Batesville plant produces biodiesel, which is sometimes referenced as “B100.” We offer B100 and biodiesel blended with petrodiesel (B2, B5, B10, B20, B50, and B99 blends) at our Batesville facility and at a short-term leased storage facility in Little Rock, Arkansas. In addition, we deliver blended product to customers within our region.

Biodiesel Production/Capacity

While biodiesel can be made from various renewable sources, the choice of feedstock to be used at any particular facility is determined primarily by the price and availability of each feedstock variety; the yield of biodiesel achieved from that feedstock; and the capabilities of the producer’s biodiesel production facility. In addition, the chemical properties of the biodiesel (e.g., cloud point, pour point, and cetane number) depend on the type of feedstock.

In the United States, the majority of biodiesel historically has been made from domestically produced crude soybean oil due to its widespread availability and ease of processing. However, it is also one of the more costly feedstocks on the market. As a result, the biodiesel feedstock market in the United States transitioned from this expensive first-generation soy feedstock to incorporate alternative second-generation lower-cost, non-food feedstocks, such as waste vegetable oil, tallow, and inedible corn oil. Our ability to efficiently manage the co-products and waste products associated with these more challenging feedstocks and still achieve excellent yields and processing rates has allowed us to remain competitive.  Demand for second-generation feedstocks has increased substantially as they are also used to produce renewable diesel which has lower marginal costs than conventional biodiesel production and can also be used as a direct substitute for petrodiesel. Our continuous production line can produce biodiesel from this wide range of feedstocks, allowing for maximum flexibility in feedstock selection.  Our plant has a demonstrated production capacity of 59 MMgy.

Legislative Incentives

Biodiesel production and use in the United States continues to be heavily influenced in large part by legislative initiatives at both the federal and state levels.

Federal Renewable Fuels Mandate

The largest incentive program at this time is the federal mandate enacted by Congress as part of the Energy Policy Act of 2005 (the “2005 Act”). The 2005 Act included several provisions intended to spur the production and use of biodiesel. In particular, the 2005 Act’s provisions included biodiesel as part of the minimum volume (i.e., a mandate) of renewable fuels (the “renewable fuels standard” or “RFS”) to be included in the nationwide gasoline and diesel pool. The volume, which is intended to increase each year, began at four billion gallons per year in 2006. The 2005 Act required the Environmental Protection Agency (the “USEPA”) to publish “renewable fuel obligations” applicable to refiners, blenders, and importers in the contiguous 48 states. The renewable fuel obligations are expressed in terms of a volume percentage of gasoline sold or introduced into commerce and consist of a single applicable percentage that applies to all categories of refiners, blenders, and importers. The renewable fuel obligations are based on estimates that the Energy Information Association provides to the USEPA on the volumes of transportation fuels it expects will be sold or introduced into commerce. The USEPA released the final rules to implement the RFS on April 10, 2007. Under those rules, the RFS compliance period began on September 1, 2007. No differentiation was made among the various types of renewable fuels (e.g., biodiesel or ethanol).

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (“RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.43 billion gallons per year in 2021. On June 21, 2023, USEPA finalized a package of actions setting biofuel volumes for the Renewable Fuel Standard (RFS) program for years 2023, 2024, and 2025.

The following table shows the finalized volume requirements by the USEPA with a steady growth rate in biomass-based diesel.

	Renewable Fuel Volumes (billion RINs)*
	2023	2024	2025
Cellulosic biofuel	0.84	1.09	1.38
Biomass-based diesel	2.82	3.04	3.35
Advanced biofuel	5.94	6.54	7.33
Renewable fuel	20.94	21.54	22.33

*	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
*	See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuels-standards-rule-2023-2024-and-2025.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon Blenders' Tax Credit (“BTC”) applicable to all biodiesel. This credit has lapsed and been reinstated numerous times over the last decade. The Inflation Reduction Act of 2022 extended the credit through December 31, 2024 and established a new Clean Fuel Production Credit (“CFPC”) effective January 1, 2025. The CFPC consolidates and replaces several fuel related credits currently scheduled to expire at the end of 2024, including credits for the production of biodiesel, agri-biodiesel, renewable diesel, second-generation biofuel, sustainable aviation fuel, alternative fuels, and alternative fuels mixtures. In contrast to these expiring provisions, which subsidize specific types of low-greenhouse gas (“GHG”) emission fuels, the CFPC is technology neutral and is intended to subsidize the production of any transportation fuel with zero or low GHG emissions. The CFPC is structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero. For producers meeting prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel and $1.75 per gallon of aviation fuel. For producers not meeting prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per gallon of nonaviation fuel and 35 cents per gallon of aviation fuel.

Like the BTC, the small agri-biodiesel credit which provides for an annual tax incentive in the amount of $0.10 per gallon on the first 15 million gallons of qualified agri-biodiesel produced was also extended to December 31, 2024 by the Inflation Reduction Act of 2022 and has not been reinstated with the CFPC.

State Incentives

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. We are also registered in fuel programs in the states of California and Oregon, which incentivize the use of low carbon fuels specific to biomass-based diesel. We will continue to assess these and other state incentives and determine if we qualify. We will also stay abreast of regulations and update registrations if eligible.

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

Byproducts

Glycerin

A byproduct of the biodiesel process is crude glycerin, which is produced at the rate of approximately 10% by mass of the quantity of biodiesel produced. Our business produces both crude glycerin and refined glycerin for commercial sales. Crude glycerin is sold into commercially viable uses for the crude product such as construction materials, agricultural and animal feed, and other applications not requiring high purity. The price of crude glycerin is impacted by supply and demand balance, energy prices, and prices for other commodities such as corn and soy.

We also refine a large portion of our crude glycerin into a purer form which is used in higher value markets such as specialty chemical production, agricultural formulations, food, pharmaceutical, and/or cosmetic applications. Our business strives to maximize availability of the higher value refined glycerin based on refining capacity, product specifications, prices, and other market conditions.

Biodiesel Residue

An additional byproduct of the biodiesel production process is biodiesel distillation residue.  This is a relatively low-priced commodity that we aggregate and sell to multiple customers, primarily for use in Bunker C #6 Oil and as an asphalt release agent.

Biodiesel Production Capacity

According to Biodiesel Magazine 2024 Winter Edition, the United States had a total combined annual operational capacity of 2,221 million gallons from 64 biodiesel plants. Operational plant capacity decreased more than 550 million gallons from 2020 as the renewable diesel market expanded (see Competition) and feedstock prices increased. Nevertheless, the biodiesel industry has been resilient throughout this period with production levels in the first nine months of 2023 similar to those of 2021 and 2022 (Source:  https://www.eia.gov/totalenergy/data/browser/index.php?tbl=T10.04A#/?f=M&start=200101&end=202309&charted=20-6.)  Even so, we believe that the biodiesel industry will continue to be highly competitive given the excess capacity and increased competition for feedstocks.

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

For the year ended December 31, 2023, two customers represented approximately 44% of biofuel revenue (35% of total revenue). For the year ended December 31, 2022, two customers represented approximately 34% of biofuel revenue (27% of total revenue). For the year ended December 31, 2021, three customers represented approximately 52% of biofuel revenue (41% of total revenue).  Significant customers for the years ended December 31, 2023, 2022, and 2021 varied from year to year, and were comprised of five customers. We do not have long term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel continues to be a rapidly growing and competing biofuel with biodiesel. The Company uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As a result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

Renewable diesel operational capacity in the US has grown significantly since 2018 and at the end of 2023 was at approximately 3,249 million gallons per year with that figure expected to continue to rise over the next five years. In 2023 renewable diesel capacity and production surpassed that of conventional biodiesel.  The forecasted increases in renewable diesel capacity will require an increase in the supply chain to meet that demand. This was also the case in 2018 and new capacity was constructed to meet demand.  As well as being driven by the benefits of the RFS and those of the Californian Low Carbon Fuel Standard (LCFS), renewable diesel production is also attractive to US Oil companies as it allows them to repurpose refinery hydro-processing equipment close to existing hydrogen supply facilities that would otherwise be redundant or uneconomical. The future of biodiesel will be driven by feedstock availability; its market price compared to renewable diesel; and State and Federal regulations and incentives.

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

Cyclicality and Seasonality

Biodiesel producers have historically experienced seasonal fluctuations in demand for biodiesel. Biodiesel demand has tended to be lower during the winter in northern and Midwestern states due to historical concerns about biodiesel’s ability to operate optimally in cold weather as compared to petrodiesel. This seasonal fluctuation has been strongest for biodiesel made from animal fats and used cooking oils. Biodiesel made from such feedstocks has a higher cloud point (which is the point at which a fuel begins to gel) than biodiesel produced from vegetable oils, such as soybean, canola, or crude corn oil.

The mandate for biodiesel usage as established by RFS2 may interject an additional seasonal fluctuation in our biodiesel business. Once the mandate for a calendar year is met, or is anticipated to be met, demand for biodiesel may decrease.

Outlook for the Biodiesel Industry/Our Future Strategy

The passage of the Inflation Reduction Act in August of 2022 extended the BTC through December 31, 2024 and introduced the CFPC effective January 1, 2025.  There has yet to be definitive guidance on how the CFPC will be interpreted and how it may impact the other market variables that ultimately determine operating margin. Large scale investment in large scale renewable diesel plants competing for the same feedstock pool has put significant pressure on small scale conventional biodiesel producers. We believe that producers who are proactive in responding to these changes can remain competitive and benefit in this emerging market. These responses include: new and improved technologies; alternative feedstocks with higher yields; production scalability and flexibility options; supply chain, distribution and co-location strategies; the sale of RINs separate from the underlying biodiesel; and innovative risk management strategies.

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

Chemical Products

Custom manufacturing involves producing unique products for strategic customers, generally under multi-year or long-term contracts. Most of these products are produced under confidentiality agreements in order to protect each company’s intellectual property. This is a service-based business where customers value dependability, regulatory compliance, technical capabilities, responsiveness, quality assurance and control, process improvement, operational safety, and environmental protection. Our custom manufacturing products are manufactured by continuous production, dedicated batch or general-purpose batch mode depending on the specific product and the volumes required. Management believes that we are a full-service strategic partner to our key and potential customers in this segment. Our commercial, engineering and technology teams work collaboratively with our customers to further drive continuous process improvements and with potential customers to deliver new business.

Our plant’s custom manufacturing product portfolio includes products that are used in the coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, dyes, and specialty polymers industries. Historically, our custom manufacturing product portfolio was highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. The year 2021 marked the first full year that these legacy products were no longer sold. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, and fabric care markets.

Performance chemicals comprise products which are generally available to the open market and sold to multiple customers.  These products are sold based upon specification and are intended for specific performance in specialty end-use applications determined by the customer. This portfolio includes a family of polymer (nylon and polyester) modifiers, glycerin products, consumer cleaning products, surfactants, and several small-volume specialty chemicals and solvents for diverse applications.

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

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. Some of the chemical products can be cyclically driven by changes in general demand factors. In the case of our custom manufacturing business, the customers are typically the “brand owners” and, therefore, they control factors related to production demand, such as market development, patent expirations and their external manufacturing strategy. In such cases, we may be unable to increase or maintain our level of sales revenue for these products.

No chemical customer represented greater than 10% of total sales revenue in 2023 or 2022.

Competition

Historically, there have been significant barriers to entry for competitors with respect to specialty chemicals, primarily due to the fact that the relevant technology and manufacturing capability has been held by a small number of companies. As technology and investment have increasingly moved outside of North America, competition from international multi-national chemical manufacturers has intensified, primarily from manufacturers in India and China. We compete with these and other producers primarily based on price, customer service, technology, quality, and reliability. Our major competitors in this segment include large multi-national companies with internal specialty chemical manufacturing divisions and smaller independent producers. The international multi-national competitors are often disadvantaged by poor responsiveness and customer service, while the small producers often have limited technology and financial resources. We believe that we are well positioned for growth due to the combination of our scale of operations, technical capabilities, on-site utilities and wastewater treatment, reputation, and financial strength.

Supply and Distribution

Specialty chemicals are generally high unit value products sold in bulk, or low-volume packaged form, and for which distribution is a relatively minor component of cost. Most products are sold FOB the Batesville site for distribution globally. Similarly, raw materials for these products are comparatively higher-value components that are sourced globally. An exception is the biofuels co-products, which are recovered from local processing.

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

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset, which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks, and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals. Our primary strategy regarding our intellectual property portfolio is to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the chemicals business segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. In the chemicals business segment, performance chemicals are protected utilizing patents, both United States patents and international patents, or maintained as Trade Secrets. In the biofuels business segment, innovations and process know-how are vigorously protected as appropriate.

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

Research and development expense incurred by us for the years ended December 31, 2023, 2022 and 2021 were $4,398,000, $3,415,000, and $3,484,000, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Our cash expenditures related to environmental protection and improvement were approximately $12,854,000, $10,268,000, and $9,547,000 for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. The USEPA recently updated the Miscellaneous Organic NESHAP (“MON”) regulation, 40 CFR Part 63 Subpart FFFF, which governs emissions from organic chemical manufacturing facilities. To comply with this regulation, we updated equipment monitoring systems, chemical leak detection programs, maintenance programs, vessel pressure relief systems, emission reporting protocols and related procedures. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Human Capital

Our executive management team at the Batesville plant consists of individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe and Asia. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of more than 25 years in the chemical industry.

Our Batesville workforce comprises approximately 515 full and part time non-union employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 9.2% over the past five years. Our Batesville operation is also supported by a small commercial team based in our corporate office in Clayton, Missouri.

Available Information

We file annual, quarterly, and other reports, proxy statements, and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC. You may access that site at https://www.sec.gov.

Our Internet website address is www.futurefuelcorporation.com. We make available free of charge, through the “Investors” section of our Internet website (https://futurefuel-corporation.ir.rdgfilings.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (or the Exchange Act), as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC.

We also make available free of charge, through the “Investors - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 4th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Related to Economic Conditions, Governmental Action, and our Industry

Our industry is greatly influenced by the overall global economy and as such adverse economic conditions have the potential to adversely affect our business, results of operations, or financial condition.

We source certain raw materials for our chemicals segment internationally, and as such we are subject to supply chain disruptions and price inflation for those raw materials, which can adversely impact our business. The impacts include, but are not limited to:

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
●

limitations on our ability to operate our business as a result of federal, state or local regulations, including any changes to the designation of our business as “essential” by the U.S. Department of Homeland Security; and

●	decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel.

We operate within the biomass-based diesel industry, which is influenced by governmental programs requiring or incentivizing the consumption of biofuels, including the BTC and CFPC. The expiration or loss of mandates or incentives would have a material adverse effect on our business.

The biomass-based diesel industry relies on governmental programs requiring or incentivizing the consumption of biofuels. Biomass-based diesel has historically been more expensive to produce than petroleum-based diesel fuel and these governmental programs support a market for biomass-based diesel that might not otherwise exist. The petroleum industry is opposed to many of these government incentives and can be expected to continue to challenge these incentives.

The most significant tax incentive program in the biomass-based diesel industry has been the BTC. Under the BTC, the first person to blend pure biomass-based diesel with petroleum-based diesel fuel receives a one dollar per gallon refundable tax credit. The BTC was not in place during 2018 and not in place for the majority of 2019. However, in late December 2019, the BTC was retroactively reinstated from its expiry on January 1, 2018 through December 31, 2022. With the passage of the Inflation Reduction Act in August 2022, the BTC has been extended through December 31, 2024, but is to be replaced by the CFPC on January 1, 2025.  The CFPC is structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero.  For producers meeting prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of biodiesel.  However, the maximum credit would require zero GHG emissions which is unrealistic for almost every biodiesel producer.  Guidance surrounding this credit have yet to be finalized.  Our relative position to other biodiesel producers and our absolute position with regard to the value of that credit could have a material adverse effect on us and on the biodiesel industry in general.

If biodiesel feedstock costs do not decrease significantly relative to biodiesel prices, we could realize a negative gross margin on biodiesel. As a result, we could cease producing biodiesel, which could have an adverse effect on our financial condition.

Our biofuels operations may be harmed if federal or state governments were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates. If any of the state or federal laws and regulations relating to the government subsidies and mandates change, our ability to benefit from our alternative fuels business could be harmed.

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

The LCFS is designed to reduce greenhouse gas (“GHG”) emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” (“CI”) score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We generate LCFS credits when we sell qualified fuels which are used in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biodiesel. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, or if the fuel produced is deemed not to qualify for LCFS credits; or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

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

The total current U.S. production capacity for biodiesel is in excess of the current RFS2 mandate for 2023 and 2024. Excess production capacity over the annual mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes;
●	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions;
●	pandemics, epidemics, or disease outbreaks; and
●	the overall economic environment.

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

The environmental impacts associated with biodiesel production and use have not yet been fully analyzed. Under the 2007 Energy Independence and Security Act, the USEPA is required to produce a study every three years of the environmental impacts associated with current and future biofuel production and use, including effects on air and water quality, soil quality and conservation, water availability, energy recovery from secondary materials, ecosystem health and biodiversity, invasive species, and international impacts. The first such triennial report was published in January 2011. The second triennial report was published June 29, 2018. The 2018 report reaffirms the findings of the 2011 report and reflects the current understanding about biofuel production using data gathered through May 2017. The USEPA released its third triennial report to Congress on biofuels and the environment in 2023, which builds on the previous two reports and provides an update on the impacts to date of the RFS and RFS2 on the environment.

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

In addition, several states have acted to regulate potential nitrogen oxide emissions from biodiesel. Texas currently requires biodiesel blends contain an additive to eliminate this perceived nitrogen oxide increase. California is in the process of formulating biodiesel regulations that may also require such an additive. The USEPA may also institute requirements for such an additive. In states where such an additive is required to sell biodiesel, the additional cost of the additive may make biodiesel less profitable or make biodiesel less cost competitive against petrodiesel or renewable diesel, which would negatively impact our ability to sell our products in such states and therefore have an adverse effect on our revenues and profitability.

Risks Related to our Business

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with four large customers covering multiple products representing greater than 69% of our chemicals segment product sales, or 15% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Additionally, our biofuels segment has two large customers. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Sales to these biodiesel customers totaled approximately 35% of total revenue (or $127,763,000) in 2023. Sales in 2022 to our two largest customers represented 27% of total revenues (or $107,898,000). Sales to three largest biodiesel customers totaled 52% of total revenues in 2021 (or $133,231,000). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

We expect to have capital expenditure requirements, and we may be unable to obtain needed financing on satisfactory terms due to inflation and increased interest rates.

We expect to make capital expenditures for the expansion of our biofuels and chemicals production capacity and complementary infrastructure. We intend to finance these capital expenditures primarily through cash flow from our operations, borrowings under our credit facility, and existing cash. However, if our capital requirements vary materially from those provided for in our current projections, we may require additional financing sooner than anticipated. A decrease in expected revenues, in addition to high rates of inflation and high interest rates currently being experienced and expected to persist in the near-term could make obtaining this financing economically unattractive or impossible. As a result, we may lack the capital necessary to complete the projected expansions or capitalize on other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. Although we have concluded as of December 31, 2023, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

The Company has information and information processing assets, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premises and cloud-based business applications critical to conducting business. In addition, our chemical manufacturing facilities are highly automated using modern computer systems.  Cyber-incidents affecting the Company, its supply chain or customers could compromise confidential, business critical information, cause a disruption in the Company’s operations, harm the Company's reputation, or endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. The Company, like many companies today, is the target of industrial espionage, including cyber-attacks. The Company has determined that these cyber-attacks have resulted, and could result in the future, in unauthorized parties gaining access to certain confidential business information.  When unauthorized access is discovered, the Company reports such situations to governmental authorities for investigation, as appropriate, and takes measures to mitigate any potential impact.

Although management does not believe that the Company has experienced any material losses to date related to these cyber security incidents, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security incidents through a comprehensive cyber security program that is continuously reviewed (through internal and third party auditing), maintained, and upgraded. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

Many biodiesel plants in the United States do not operate at full capacity. Further, a number of renewable diesel plants are under construction in the United States as of December 2023, and if completed, would add additional renewable fuel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of renewable fuels in the United States and required consumption under RFS2. If this excess production capacity was used, it would increase competition for our feedstocks, increase the volume of renewable fuels on the market, and may reduce our biodiesel gross margins, harming our revenues and profitability.

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

We are exposed to government credit risk and fluctuations in market values of our cash and cash equivalent portfolio.

We have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”) and holdings in certain United States Government Select Funds.  As of December 31, 2023, we maintained with such banks cash balances of approximately $90.8 million in excess of the amounts insured by the FDIC.

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

Disruptions could also occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-incidents, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. No assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on our results of operations.

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

The market price of our common stock is highly volatile, and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) uncertainty with respect to changing laws and regulations that impact our business and our ability to take advantage of tax credits such as the BTC and CFPC; or (vi) other factors or events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

If Mr. P.A. Novelly, II or his designees exercises his registration rights, such exercise may have an adverse effect on the market price of our shares of common stock.

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

Our common stock trades on the NYSE under the symbol “FF”. Securities admitted to the NYSE may be suspended from dealing or delisted at any time the listed company fails to satisfy certain continued listing criteria. These criteria could be triggered if, among other things, the number of our publicly-held shares fall below 600,000, the average closing price of our common stock is less than $1.00 per share over a consecutive 30 trading-day period, or we fail to file certain reports with the SEC. As a matter of practice, the NYSE generally gives a listed company notice if any of these criteria are triggered, and generally provides the listed company with certain cure periods. If we suffer such an event, but do not cure it, or if such event cannot be cured, trading of our common stock on the NYSE may be suspended from dealing or our stock may be delisted. Any such suspension or delisting may have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

The Company understands the importance of managing risks from cybersecurity incidents and utilizes a multilayered strategy guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for assessing, identifying, detecting and responding to threats and other potential incidents. Key aspects of our strategy for managing risks of cybersecurity threats include:

●	Timely security patching of endpoints;
●	Network and endpoint-based monitoring with autonomous protection capabilities;
●	Backups which are regularly tested for recovery with key backups hardened against malicious access;
●	Third-party security services for audit, benchmarking, and improvement of our cyber security program;
●	Ongoing monitoring and evaluation of our cybersecurity posture and performance through regular vulnerability scans, simulated phishing tests, and penetration tests;
●	Oversight of third-party service providers by conducting vendor diligence upon onboarding and ongoing monitoring;
●

An incident response plan designed to coordinate the activities that we and our third-party security service providers take to prepare to respond and recover from cybersecurity incidents, which include processes to triage, assess severity, investigate, escalate, contain, and remediate incidents, as well as to comply with applicable legal obligations and mitigate any reputational damage;

●

Structured management of change process to ensure material changes to our systems or operations have an updated assessment of their potential impact associated with internal and external threats to the security, confidentiality, integrity, and availability of our data and systems, along with other material risks to our operations;

●	Ongoing, annual employee security awareness training; and
●	Cybersecurity insurance coverage to help mitigate the risk of loss from cybersecurity incidents.

To date, the Company does not believe that cybersecurity incidents have materially affected the Company, its business strategy, results of operations, or financial condition.  The Company cannot provide assurance that it will not be materially affected by any future material cybersecurity incidents. For more information about the cybersecurity risks the Company faces, see Item 1A, Risk Factors, above.

Governance

The Company’s Information Technology (“IT”) Director is responsible for developing and implementing our cybersecurity program and has over 20 years of cybersecurity experience in various roles involving information security, developing cybersecurity strategies, and implementing cybersecurity programs. Our program includes that all employees complete annual cybersecurity awareness training. The IT Director is responsible for reporting audit findings and risk information to the Company’s Chief Financial Officer (“CFO”).

Our board of directors is responsible for overseeing our enterprise risk management activities in general, and each of the committees of our board of directors assists the board of directors in the role of risk oversight. The Audit Committee of the board of directors oversees our cybersecurity risk and receives reports from time to time from our CFO on cybersecurity risk management. Promptly after becoming aware of a material cybersecurity incident affecting our IT systems or data, the IT Director would work with management to formulate a mitigation plan and review compliance with such plan, as well as to ensure compliance with any external regulatory or disclosure requirements, including any disclosures of material cybersecurity incidents.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 14, 2024, there are 43,763,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 294 holders of record on March 14, 2024 as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2023 and 2022, and we have also declared dividends for 2024. While we anticipate similar regular cash dividends after 2024, no assurances can be given that we will declare or pay dividends for years after 2024.  Additionally, during the first quarter of 2024, we declared a special cash dividend of $2.50 per share on our common stock payable on April 9, 2024, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on March 26, 2024.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting (the “Incentive Plan”). We do not maintain any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2023, we issued 64,000 options to purchase shares of our common stock and awarded no shares to participants under the Incentive Plan.

Following is additional information regarding the incentive plans as of December 31, 2023.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	34,000	$9.13	4,310,167

Performance Graph

The graph below compares the cumulative 5-Year total return to holders of the Company's common stock relative to the cumulative total returns of the Russell 2000 index and 24 companies, listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2018 and its relative performance is tracked through December 31,2023.

(1.)  The 24 companies included in the company's peer group are:  Archer-Daniels-Midland Co, Arkema S.A., Albemarle Corp, Alto Ingredients Inc, Aemetis Inc, Bunge Global S.A., Cabot Corp, Chemours Co, Celanese Corp, Darling Ingredients Inc, Dow Inc, Eastman Chemical Co, Gevo Inc, Green Plains Inc, Hudson Technologies Inc, Huntsman Corp, Kronos Worldwide Inc, Lanxess A.G., Lyondellbasell Industries N.V., Olin Corp, Rex American Resources Corp, Stepan Co, Solvay S.A., and Westlake Corp.

Unregistered Sales of Equity Securities

We did not sell any of our securities within the period covered by this report in transactions that were not registered under the Securities Act.

Purchase of Securities by Us

During 2023, neither we, nor anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.  On March 12, 2024, the Company’s board of directors authorized the repurchase of up to $25.0 million of Company common stock through a stock repurchase program expiring March 12, 2026. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

[TBR1]The ultimate language should be aligned here and in the earnings release.

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

Major products in the custom chemicals group include: (i) consumer products (cosmetics and personal care products, specialty polymers, and specialty products used in the fuels industry); (ii) chlorinated polyolefin adhesion promoters and antioxidant precursors for a customer; and (iii) a biocide intermediate.

Pricing for the other custom manufacturing products is negotiated directly with the customer. Some, but not all, of these products have pricing mechanisms and/or protections against raw material, energy, or conversion cost changes.

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

SSIPA/LiSIPA revenues are generated from a diverse customer base of nylon and polyester fiber manufacturers and other customers that produce condensation polymers. Contract sales are, in certain instances, indexed to key raw materials for inflation; otherwise, there is no pricing mechanism or specific protection against raw material or conversion cost changes.

Pricing for the other performance chemical products is established based upon competitive market conditions. Some, but not all, of these products have pricing mechanisms and/or specific protections against raw material or conversion cost changes.

For our biofuels segment, we procure all of our own feedstock and only sell biodiesel for our own account. We have the capability to process multiple types of feedstocks including vegetable oils, animal fats, and separated food waste oils. We can receive feedstock by rail or truck, and we have substantial storage capacity to acquire feedstock at advantaged prices when market conditions permit. Our annual biodiesel production capacity is 59 million gallons per year.

There currently is uncertainty as to whether we will produce biodiesel in the future. This uncertainty results from changes in feedstock prices relative to biodiesel prices and the lack of permanency of government mandates including the BTC, the small producer’s tax credit, the CFPC (effective January 1, 2025), the renewable fuels program, and the California low carbon fuel program credits. See “Risk Factors” above as well as Note 3 to our consolidated financial statements. This uncertainty also results from government mandates that strengthen markets that we compete against including renewable diesel and electric vehicles.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell D4 and D6 RINs from time to time. At December 31, 2023 we held 4.3 million RINs with a market value of $6,567 and at December 31, 2022, we held 1.5 million RINs in inventory with a market value of $2,557.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2023	$367,368	$882	$368,250
Year ended December 31, 2022	$394,671	$1,343	$396,014
Year ended December 31, 2021	$320,148	$1,238	$321,386

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

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Year	Year
	Ended	Ended
	December 31,	December 31,	Dollar	%
	2023	2022*	Change	Change
Revenue	$368,250	$396,014	$(27,764)	(7)%
Income from operations	$27,368	$17,546	$9,822	56%
Net income	$37,382	$15,211	$22,171	146%
Earnings per common share:
Basic	$0.85	$0.35	$0.50	143%
Diluted	$0.85	$0.35	$0.50	143%
Adjusted EBITDA*	$34,983	$27,763	$7,220	26%

*Adjusted EBITDA for 2022 has been restated to be consistent with 2023 reporting. Adjusted EBITDA in both years excludes the impact from unrealized gains or losses on derivatives.  Realized gains and losses are included in Adjusted EBITDA in both 2022 and 2023.

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, unrealized gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results, while isolating the effects of depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, and of non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and unrealized gains and losses on derivative instruments, which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product.

We enter into commodity derivative instruments to protect our operations from downward movements in commodity prices and to provide greater certainty of cash flows associated with sales of our commodities. We enter into hedges, and we use mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include the unrealized gains and losses on the derivative instruments as an adjustment as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Years ended December 31:
	2023	2022*
Net income	$37,382	$15,211
Depreciation	10,348	10,454
Non-cash stock-based compensation	-	46
Interest and dividend income	(9,577)	(4,870)
Non-cash interest expense and amortization of deferred financing costs	135	128
Loss on disposal of property and equipment	29	64
Unrealized gain on derivative instruments	(1,878)	(343)
(Gain) loss on marketable securities	(575)	8,546
Other income	(882)	-
Income tax provision (benefit)	1	(1,473)
Adjusted EBITDA*	$34,983	$27,763

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Years ended December 31:
	2023	2022*
Net cash provided by operating activities	$23,985	$52,451
Benefit for deferred income taxes	-	1,822
Interest and dividend income	(9,577)	(4,870)
Income tax provision (benefit)	1	(1,473)
Changes in operating assets and liabilities, net	21,456	(20,168)
Other non-operating (income) expense	(882)	1
Adjusted EBITDA*	$34,983	$27,763

*Adjusted EBITDA for 2022 has been restated to be consistent with 2023 reporting. Adjusted EBITDA in both years excludes the impact from unrealized gains or losses on derivatives.  Realized gains and losses are included in Adjusted EBITDA in both 2022 and 2023.

Results of Operations

Consolidated

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022		$%	2022	2021		$%

Sales	$368,250	$396,014	$(27,764)	(7.0)%	$396,014	$321,386	$74,628	23.2%
Volume/product mix effect			$45,350	11.5%			$(30,301)	(9.4)%
Price effect			$(73,114)	(18.5)%			$104,929	32.6%

Gross profit	$40,979	$28,993	$11,986	41.3%	$28,993	$23,537	$5,456	23.2%
Operating expense	$13,611	$11,447	$2,164	18.9%	$11,447	$10,639	$808	7.6%
Other (income) expense	$(10,015)	$3,808	$(13,823)	NA	$3,808	$(3,032)	$6,840	NA
Pretax income	$37,383	$13,738	$23,645	172.1%	$13,738	$15,930	$(2,192)	(13.8)%
Income tax provision (benefit)	$1	$(1,473)	$1,474	NA	$(1,473)	$(10,325)	$8,852	(85.7)%
Net income	$37,382	$15,211	$22,171	145.8%	$15,211	$26,255	$(11,044)	(42.1)%

2023 Compared to 2022

Consolidated sales revenue decreased 7.0% or $27,764 in 2023 compared to 2022 primarily from lower average sales prices in the biofuel segment ($71,198) and, to a lesser extent, in the chemical segment ($1,916). This decrease was partially offset by higher biodiesel sales volumes in the biofuel segment ($44,994).

Gross profit increased 41.3% or $11,986 in 2023 compared to 2022. This comparative increase was primarily attributable to improved margins in both the biofuel and chemical segments inclusive of (i) the change in the realized activity of derivative instruments in comparison to the prior year with a gain of $694 as compared to a loss of $24,703 in the prior year; the prior year loss included an unfavorable impact of volatility in the NYMEX heating oil futures market of $10,500 and (ii) the change in the unrealized activity of derivative instruments in comparison to the prior year with a gain of $1,878 in the current year and a gain of $343 in the prior year.  Also contributing to this improved margin was the benefit from the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting which increased gross profit $10,334 in 2023 and decreased gross profit $3,944 in 2022 (net of a liquidation of $1,850 from exiting the pipeline business).

Operating expenses increased $2,164 in 2023 compared to 2022. This increase was primarily the result of increased compensation expense.

Other income was $10,015 in 2023 as compared to other expenses of $3,808.  During 2023, we exited our position in marketable securities and transferred the funds to interest earning deposits.  As a result, interest and dividend income increased $4,707 in 2023 as compared to 2022. The net realized gain on the sale of marketable securities was $575 in 2023 as compared to an unrealized loss of $8,546 in 2022 (see Note 7 of our consolidated financial statements for further details).

Income tax provision (benefit)

The income tax provision was $1 in 2023 or an effective tax rate of 0.0% as compared to a benefit in 2022 of ($1,473) or an effective tax rate of (10.7%).

The Company’s effective tax rates for the years 2023 and 2022 reflect the positive effect of certain tax credits and incentives, the most significant of which are the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. See Note 3 to our consolidated financial statements for a discussion of the pretax earnings impact of the BTC.

The Company’s effective tax rate for 2023 and 2022 includes an expense of $6,821 or 18.2% and $7,392 or 53.8%, respectively, from the recording of a valuation allowance against its deferred tax assets. The Company evaluates its deferred tax assets and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. As of December 31, 2023, based on all available and allowable evidence, the Company determined that its deferred tax assets are more likely than not realizable only to the extent of its deferred tax liabilities and recorded the resulting valuation allowance.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2023 and 2022.

2022 Compared to 2021

Consolidated sales revenue increased 23.2% or $74,628 in 2022 compared to 2021 primarily from higher average sales prices in the biofuel segment and, to a lesser extent, in the chemical segment.  This increase was reduced in part by lower sales volumes primarily in the biofuels segment and, to a lesser extent, in the chemicals segment.

Gross profit increased 23.2% or $5,456 in 2022 compared to 2021. This comparative increase was primarily attributable to: (i) improved margins in the chemical segment, and (ii) the prior year was unfavorably impacted by significantly atypical natural gas prices incurred in February 2021 from Winter Storm Uri. Partially offsetting this improvement in gross profit was the unfavorable change in the realized and unrealized activity of derivative instruments which resulted in a reduction in gross profit of $10,500 in 2022. The comparative unfavorable change was primarily from the unprecedented volatility in the NYMEX heating oil futures market.

Operating expenses increased $808 in 2022 compared to 2021. This increase was primarily the result of increased compensation expense.

Other expense increased $6,840 from 2022 primarily from realized and unrealized losses on equity securities with a loss of $8,546 in 2022 as compared to a loss of $70 in 2021.

Income tax benefit (provision)

The income tax benefit in 2022 was $1,473 or an effective tax rate of (10.7%) as compared to a benefit in 2021 of $10,325 or an effective tax rate of (64.8%).

The Company’s effective tax rates for the years 2022 and 2021 reflect the positive effect of certain tax credits and incentives, the most significant of which was the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income.

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

The Company’s unrecognized tax benefit totaled $0 at December 31, 2022 and 2021.

Chemicals Segment

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022		$%	2022	2021		$%

Sales	$79,333	$80,893	$(1,560)	(1.9)%	$80,893	$67,542	$13,351	19.8%
Volume/product mix effect			356	0.4%			(1,137)	(1.7)%
Price effect			(1,916)	(2.4)%			14,488	21.5%

Gross profit	$29,936	$25,645	$4,291	16.7%	$25,645	$13,970	$11,675	83.6%

2023 Compared to 2022

Chemical sales revenue decreased 1.9% or $1,560 in 2023 compared with 2022. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $64,286, an increase of 9.4% or $5,549 from 2022. Included in this net increase was higher sales volumes of chemical intermediates in the oil and gas industry and contractual price increases partially offset by reduced amortization of deferred revenue of $3,081 (see Note 4 of our consolidated financial statements for further details). Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $15,047 in 2023, a decrease of 32.1% or $7,109 from 2022. This decrease resulted from lower selling prices of our glycerin products partially offset by higher volumes.

Gross profit for the chemicals segment increased 16.7% or $4,291 in 2023 compared with 2022. This improvement was primarily from the change in adjustments in the carrying value of our inventory as determined utilizing the last-in, first-out (“LIFO”) method of inventory accounting which increased gross profit $1,920 in 2023 and decreased gross profit $1,093 in 2022. Also contributing to this increase was stronger margins and higher sales volumes in products sold into the oil and gas industry.  Partially reducing these improvements was the change in the timing of deferred revenue amortization of $3,081 and lower margins from glycerin products on reduced selling price from increased imports.

2022 Compared to 2021

Chemical sales revenue increased 19.8% or $13,351 in 2022 compared with 2021. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $58,737, an increase of 15.9% or $8,062 from 2021. This increase was primarily from higher sales volumes of chemical intermediates in the oil and gas industry. Performance chemicals revenue (comprised of multi-customer products which were sold based on specification) was $22,156 in 2022, an increase of 31.4% or $5,289 from 2021. This increase resulted from higher selling prices of our glycerin products partially offset by lower volumes of polymer modifiers.

Gross profit for the chemicals segment increased 83.6% or $11,675 in 2022 compared with 2021. This increase resulted primarily from stronger margins and higher sales volumes in products sold into the oil and gas industry and glycerin markets. In addition, the prior year gross profit was negatively impacted from higher natural gas prices incurred from Winter Storm Uri.

Biofuel Segment

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022		$%	2022	2021		$%

Sales	$288,917	$315,121	$(26,204)	(8.3)%	$315,121	$253,844	$61,277	24.1%
Volume/product mix effect			44,994	14.3%			(29,164)	(11.5)%
Price effect			(71,198)	(22.6)%			90,441	35.6%

Gross profit	$11,043	$3,348	$7,695	229.8%	$3,348	$9,567	$(6,219)	(65.0)%

2023 Compared to 2022

Biofuels sales revenue decreased 8.3% or $26,204 in 2023 compared to 2022, primarily from decreased selling prices of biodiesel and biodiesel blends, inclusive of a decline in separated RIN sale prices. RIN prices declined during 2023 as production levels exceeded the renewable volume obligations set by the EPA.

A portion of our biodiesel sold was to two major refiners in the United States in 2023 and 2022. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit increased $7,695 in 2023 compared to 2022. Gross profit primarily increased from the prior year from:  (i) the change in the realized activity of derivative instruments in comparison to the prior year with a gain of $694 as compared to a loss of $24,360 in the prior year; the prior year was unfavorably impacted by the volatility in the NYMEX heating oil futures market which generated realized losses of $10,500 and (ii) the change in the unrealized activity of derivative instruments in comparison to the prior year with a gain of $1,878 in the current year and a gain of $343 in the prior year. Also improving gross profit was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting increased gross profit $8,414 in 2023 as compared to a decrease in gross profit of $5,794 in 2022. In 2022, the liquidation effect of exiting the pipeline business increased gross profit $1,851 in 2022; no such liquidation occurred in 2023.

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

Biofuels gross profit decreased 65.0% or $6,219 in 2022 compared to 2021. Gross profit primarily decreased due to the unprecedented volatility in the heating oil futures market which resulted in a basis risk loss of $10,500 and lower sales volumes. Partially improving gross profit was (i) the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting reduced gross profit $9,921 in 2021 as compared to $5,794 in 2022, (ii) the liquidation effect of exiting the pipeline business, which increased profits $1,851 in 2022, and (iii) 2021 gross profit was unfavorably impacted by higher natural gas prices incurred from Winter Storm Uri.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2023 and 2022 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $43,766, $36,805, and $34,695 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, $4,317 and $4,473, respectively, was included in revenue for products that had not shipped. The latter amounts do not include Contract Assets of $734 and $775 that have not been billed nor shipped at December 31, 2023 and 2022, respectively.

Taxes collected from customers and remitted to governmental authorities are recorded on a net basis within cost of goods sold. Shipping and handling fees related to sales transactions were billed to customers and recorded as sales revenue.

Income Taxes

The provision for (benefit from) income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represent income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies. In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed taking into account tax planning strategies and the reversing net deferred tax liability from temporary differences as sources of income.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2023, 2022 and 2021 are set forth in the following table.

(Dollars in thousands)

	2023	2022	2021
Net cash provided by operating activities	$23,985	$52,451	$44,084
Net cash provided by (used in) investing activities	$30,336	$(3,829)	$14,993
Net cash used in financing activities	$(10,517)	$(10,503)	$(119,678)

Operating Activities

Cash provided by operating activities decreased in 2023 to $23,985 from $52,451 in 2022, a net decrease of $28,466. This decrease was attributed to the change in (i) accounts payable, including accounts payable - related parties, of $27,928, (ii) fair value of equity securities of $11,414 with the sale of marketable securities, (iii) income taxes receivable of $7,773, and (iv) inventory of $6,379. Partially offsetting the decrease in cash from operations was the increase of $22,137 in net income in 2023 compared to 2022.

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

Investing Activities

Cash provided by investing activities was $30,336 in 2023 compared to cash used by investing activities of $3,829 in 2022 for a net increase in cash of $34,165. This increase was primarily attributable to the sale of marketable securities in 2023 of $37,701 compared to sales of marketable securities in 2022 of $1,292. Increased capital expenditures decreased cash from investing activities by $1,244.

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

Financing Activities

Cash used in financing activities was $10,517 in 2023, primarily from the payment of dividends of $10,503.

Cash used in financing activities decreased to $10,503 in 2022, from $119,678 in 2021, a net decrease of $109,175. This decrease resulted from the payment of special cash dividends in 2021 of $109,408 compared to $0 in 2022.

Capital Expenditure Commitments

We had $560 of infrastructure capital repair projects that generated commitments as of December 31, 2023.

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

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Credit Agreement or the Prior Credit Agreement as of December 31, 2023 and 2022. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

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

	Adjusted SOFR
	Rate Loans
Consolidated Leverage Ratio	and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0	1.00%	0.00%	0.15%
≥ 1.00:1.0 And < 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0 And < 2.00:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0 And < 2.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0	2.00%	1.00%	0.25%

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

Dividends

In 2023, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends declared in 2023 totaled $10,503 to be paid in 2024.

In 2022, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends declared in 2022 totaled $21,006; $10,503 paid in 2022 and $10,503 paid in 2023.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions. In the first six months of 2023 and the twelve months of 2022, we also had investments in certain preferred stock and other equity instruments measured at fair value and changes in fair value recognized in net income. We also held certain trust preferred securities. We classified these investments as current assets in the accompanying consolidated balance sheets and designate them as being “available-for-sale”. Accordingly, they were recorded at fair value with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. We exited our position in these marketable securities during 2023. The fair value of these preferred stock, trust preferred securities, and other equity instruments, including accrued dividends and interest, totaled $0 and $37,126 as of December 31, 2023 and 2022, respectively.

The unrealized losses on equity securities were $0 and $8,297 as of December 31, 2023 and 2022, respectively.

Lastly, we maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions. As of December 31, 2023, approximately 55% of these deposits were insured by the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2023 and 2022. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2023 or 2022, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$45,389
1-3 years	43
4-5 years	-
More than 5 years	-
Total	$45,432

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,431 at December 31, 2023. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

In recent years, general economic inflation has not had a material adverse impact on our costs and, as described elsewhere herein, we have passed some contractual inflationary price increases along to our customers. However, we are subject to certain market risks as described below.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2023 and 2022, the fair values of our derivative instruments were in an asset position in the amount of $1,736 and a liability position of $142, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2023. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Volumes and dollars in thousands)

			Hypothetical		Percentage
			Adverse		Decrease
	Volume		Change in	Decrease in	in Gross
Item	Requirements(a)	Units	Price	Gross Profit	Profit
Biodiesel feedstocks	55,835	GAL	10%	$25,532	62.3%
Methanol	9,747	GAL	10%	$989	2.4%
Electricity	105	MWH	10%	$664	1.6%
Sodium Methylate	13,929	LB	10%	$653	1.6%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the year ended December 31, 2023.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2023 or 2022, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Note 24.  Subsequent events

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Our audit procedures related to the Company’s income tax valuation allowance included the following, among others:

●

We obtained an understanding of the relevant controls over management’s accounting for the income tax valuation allowance, and their related financial reporting disclosures and tested such controls for design and operating effectiveness as of December 31, 2023

●	We obtained management’s calculation of the income tax valuation allowance, including the sources of projected taxable income
●	We tested the mathematical accuracy of management’s calculations
●	With the assistance of our income tax subject matter specialists, we performed the following procedures:
o

We evaluated the appropriateness of management’s decision to not rely on projections of future taxable income due to the three-year history of cumulative income tax losses and the Company’s related income tax policy

o

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

St. Louis, Missouri

March 14, 2024

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Assets
Cash and cash equivalents	$219,444	$175,640
Accounts receivable, inclusive of the blenders’ tax credit of $11,381 and $8,970, and net of allowances for credit losses of $55 and $48, respectively	28,406	26,198
Accounts receivable – related parties	1	6
Inventory	32,978	26,761
Income tax receivable	1,940	1,959
Prepaid expenses	4,346	3,694
Prepaid expenses – related parties	12	12
Marketable securities	-	37,126
Other current assets	3,419	2,380
Total current assets	290,546	273,776
Property, plant and equipment, net	72,711	76,941
Other assets	3,824	5,252
Total noncurrent assets	76,535	82,193
Total Assets	$367,081	$355,969
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due to customers of $890 and $890, respectively	$22,178	$28,546
Accounts payable – related parties	42	7,799
Deferred revenue – current	3,863	3,772
Dividends payable	10,503	10,503
Accrued expenses and other current liabilities	4,758	5,477
Accrued expenses and other current liabilities – related parties	-	1
Total current liabilities	41,344	56,098
Deferred revenue – non-current	12,570	15,079
Other noncurrent liabilities	3,287	1,792
Total noncurrent liabilities	15,857	16,871
Total liabilities	57,201	72,969
Commitments and contingencies:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 and 43,763,243 issued and outstanding as of December 31, 2023 and 2022	4	4
Accumulated other comprehensive income	-	(1)
Additional paid in capital	282,489	282,489
Retained earnings	27,387	508
Total stockholders’ equity	309,880	283,000
Total Liabilities and Stockholders’ Equity	$367,081	$355,969

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands, except per share amounts)

	2023	2022	2021
Revenue	$368,228	$395,555	$320,125
Revenue – related parties	22	459	1,261
Cost of goods sold	324,311	357,182	274,293
Cost of goods sold – related parties	(315)	5,425	16,593
Distribution	3,099	4,240	6,787
Distribution – related parties	176	174	176
Gross profit	40,979	28,993	23,537
Selling, general, and administrative expenses
Compensation expense	4,545	3,540	2,586
Other expense	4,052	3,881	3,920
Related party expense	616	611	649
Research and development expenses	4,398	3,415	3,484
Total operating expenses	13,611	11,447	10,639
Income from operations	27,368	17,546	12,898
Interest and dividend income	9,577	4,870	3,119
Interest expense	(138)	(128)	(131)
Gain (loss) on marketable securities	575	(8,546)	(70)
Other income (expense)	1	(4)	114
Other income (expense)	10,015	(3,808)	3,032
Income before income taxes	37,383	13,738	15,930
Income tax provision (benefit)	1	(1,473)	(10,325)
Net income	$37,382	$15,211	$26,255

Earnings per common share
Basic	$0.85	$0.35	$0.60
Diluted	$0.85	$0.35	$0.60
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,756,065
Diluted	43,764,683	43,763,489	43,756,113

	2023	2022	2021
Comprehensive income
Net income	$37,382	$15,211	$26,255
Other comprehensive income (loss) from unrealized net losses on available-for- sale debt securities	2	(227)	(38)
Income tax effect	(1)	48	8
Total unrealized gain (loss), net of tax	1	(179)	(30)
Comprehensive income	$37,383	$15,032	$26,225

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023	2022	2021
Cash flows from operating activities
Net income	$37,382	$15,211	$26,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,348	10,454	10,452
Amortization of deferred financing costs	101	95	95
Benefit for deferred income taxes	-	(1,822)	(10,454)
Change in fair value of equity securities	(3,117)	8,297	904
Change in fair value of derivative instruments	(1,878)	(343)	609
Loss (gain) on the sale of investments	2,543	248	(834)
Stock based compensation	-	46	-
Loss on disposal of property, plant, and equipment	29	64	11
Impairment of intangible asset	-	-	1,315
Noncash interest expense	34	33	32
Changes in operating assets and liabilities:
Accounts receivable	(2,208)	3,118	(7,929)
Accounts receivable – related parties	5	52	1,368
Inventory	(6,217)	162	6,969
Income tax receivable	19	7,801	7,908
Prepaid expenses	(652)	(106)	379
Prepaid expenses – related party	-	(8)	(4)
Other assets	3,523	799	732
Accounts payable	(6,493)	13,790	2,095
Accounts payable – related parties	(7,757)	(112)	6,927
Accrued expenses and other current liabilities	(719)	(948)	870
Accrued expenses and other current liabilities – related parties	(1)	-	1
Deferred revenue	(2,418)	(4,055)	(2,931)
Other noncurrent liabilities	1,461	(325)	(686)
Net cash provided by operating activities	23,985	52,451	44,084
Cash flows from investing activities
Collateralization of derivative instruments	(1,343)	(404)	(750)
Purchase of marketable securities	-	-	(23,546)
Proceeds from the sale of marketable securities	37,701	1,292	40,652
Proceeds from the sale of property, plant, and equipment	-	61	-
Proceeds from the sale of intangible assets	-	-	93
Capital expenditures	(6,022)	(4,778)	(1,456)
Net cash provided by (used in) investing activities	30,336	(3,829)	14,993
Cash flows from financing activities
Minimum tax withholding on stock options exercised	-	-	(3)
Deferred financing costs	(14)	-	-
Proceeds from the issuance of stock	-	-	231
Payment of dividends	(10,503)	(10,503)	(119,906)
Net cash used in financing activities	(10,517)	(10,503)	(119,678)
Net change in cash and cash equivalents	43,804	38,119	(60,601)
Cash and cash equivalents at beginning of period	175,640	137,521	198,122
Cash and cash equivalents at end of period	$219,444	$175,640	$137,521

Cash paid for interest	$-	$3	$47
Cash paid for income taxes	$20	$69	$83
Noncash investing and financing activities:
Noncash capital expenditures included in accounts payable	$333	$208	$364
Noncash operating leases	$-	$707	$269
Dividends payable	$10,503	$10,503	$-

The accompanying notes are an integral part of these financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2020	43,743,243	$4	$208	$282,215	$89,456	$371,883
Cash dividends declared	-	-	-	-	(109,408)	(109,408)
Proceeds from the issuance of stock	20,000	-	-	231	-	231
Minimum tax withholding	-	-	-	(3)	-	(3)
Other comprehensive loss	-	-	(30)	-	-	(30)
Net Income	-	-	-	-	26,255	26,255
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared	-	-	-	-	(21,006)	(21,006)
Stock based compensation	-	-	-	46	-	46
Other comprehensive loss	-	-	(179)	-	-	(179)
Net Income	-	-	-	-	15,211	15,211
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Cash dividends declared	-	-	-	-	(10,503)	(10,503)
Other comprehensive income	-	-	1	-	-	1
Net Income	-	-	-	-	37,382	37,382
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880

The accompanying notes are an integral part of these financial statements

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS AND OPERATIONS

FutureFuel Corp. (the “Company”) is a Delaware corporation with its wholly owned subsidiaries, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C.

The Company’s sole operating facility is FutureFuel Chemical Company located in Batesville, Arkansas, a manufacturer of specialty and performance chemicals and biofuels.

2.	SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted (“GAAP”) in the United States and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2023 presentation.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates market. The Company places its temporary cash investments with high credit quality financial institutions. At times, bank deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit, however, no loss has occurred.

Accounts receivable and allowance for credit losses

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

In accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses, Measurement of Credit Losses on Financial Instruments the Company recognizes expected credit losses based on a broader range of reasonable and supportable information to inform credit loss estimates.

Customer concentrations

For the year ended December 31, 2023, 2022 and 2021, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to two biodiesel customers totaled $127,763 (35% of revenue) in 2023. Sales to two biodiesel customers totaled $107,898 (27% of total revenue) in 2022 and sales to three customers totaled $133,231 (41% of revenue) in 2021. Receivables for the significant customers at December 31, 2023 and 2022, were 0.2% and 2% of total receivables, respectively.

No chemical customer represented a greater than 10% of total sales revenue in 2023, 2022, or 2021.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2023 or 2022. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements and for certain biodiesel sales contracts.

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

Impairment of assets

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations and for tangible assets, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except those fair values are reduced for disposal costs.

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

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. Biodiesel cost of goods sold also includes a credit for the one dollar per gallon Blenders’ Tax Credit (“BTC”) for blending biodiesel with petroleum diesel when in law. The BTC was in law during 2021, 2022, and 2023 and is in effect until December 31, 2024. See Note 3 for further discussion.

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

Unrealized gains and losses were determined using the specific identification method and are classified in OCI.

Income taxes

The income tax (benefit) provision is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for (benefit from) income taxes represent income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxpaying jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies.  In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed using only the reversing net deferred tax liability from temporary differences as a source of income.

Issued accounting standards not yet adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

.

In November 2023, the FASB issued Accounting Standard Update (ASU) No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, which aims to improve disclosures about a public entity’s reportable segments.  This update addresses requests from investors for more detailed information about a reportable segment’s expenses in order to improve understanding of a public entity’s business activities, overall performance, and potential future cash flows.  The amendments in this ASU include a requirement for public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and are included within each reported measure of segment profit or loss. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years starting after December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Proposed accounting standards

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

Recently adopted accounting standards

None.

3.	GOVERNMENT TAX CREDITS

BTC and Small Agri-Biodiesel Producer Tax Credit and Clean Fuel Production Tax Credit

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

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2023, 2022, and 2021 in the same accounting period as the benefit from the BTC as described above.  The benefit of this credit is recognized as a component of income tax (benefit) provision.

The Inflation Reduction Act (IRA), created the clean fuel production credit (“CFPC”) for qualifying transportation fuel produced after 2024 and sold on or before December 31, 2027. The CFPC consolidates and replaces several fuel related credits set to expire December 31, 2024 including the BTC and the Small Agri-biodiesel Producer Tax Credit.

The CFPC is an income tax credit structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero.  For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel.  For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per nonaviation fuel gallon.

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was enacted on  March 27, 2020, to encourage eligible employers to retain employees on their payroll.  The Consolidated Appropriations Act, effective  January 1, 2021, broadened the eligibility of the credit.  The Company applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

4.	REVENUE RECOGNITION

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2023 and 2022 consist of unbilled revenue from only one customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received for a performance obligation of chemical segment plant expansions were $538 and $1,983 in 2023 and 2022, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $2,734 and $5,816 in 2023 and 2022, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities

	December 31,
	2023	2022
Trade receivables, included in accounts receivable*	$15,897	$16,459
Contract assets, included in accounts receivable	1,128	775
Contract liabilities, included in Deferred revenue - short-term	3,656	3,565
Contract liabilities, included in Deferred revenue - long-term	9,318	11,605

*Exclusive of the BTC of $11,381 and $8,970, respectively, and net of allowances for bad debt of $55 and $48, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2023, approximately $12,974 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from one to four years. Approximately 28% of this revenue is expected to be recognized over the next 12 months, and 72% is expected to be recognized between one and three years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual

	Year ended December 31,
	2023	2022	2021
Contract revenue from customers with > 1-year arrangement	$37,055	$33,686	$25,918
Contract revenue from customer with < 1-year arrangement	330,973	362,106	295,246
Revenue from non-contractual arrangements	222	222	222
Total revenue	$368,250	$396,014	$321,386

Timing of revenue

	Year ended December 31,
	2023	2022	2021
Bill-and-hold revenue	$43,766	$36,805	$34,695
Non-bill-and-hold revenue	324,484	359,209	286,691
Total revenue	$368,250	$396,014	$321,386

Bill-and-hold transactions consisted of five specialty chemical customers in 2023, and four in each of 2022 and 2021, whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $43,766, $36,805, and $34,695, for the years ended December 31, 2023, 2022, and 2021, respectively. Of the bill-and-hold sales revenue recognized, $4,317, $4,473, and $3,154 had not been shipped for the years ended December 31, 2023, 2022, and 2021, respectively. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2023, 2022 and 2021 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Year ended December 31,
	2023	2022	2021
United States	$367,368	$394,671	$320,148
All Foreign Countries	882	1,343	1,238
Total	$368,250	$396,014	$321,386

For the years ended December 31, 2023, 2022 and 2021, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

5.	INVENTORY

The carrying values of inventory were as follows as of December 31:

	2023	2022
At average cost (approximates current cost)
Finished goods	$16,235	$11,719
Work in process	611	879
Raw and indirect materials	25,532	33,897
	42,378	46,495
LIFO reserve	(9,400)	(19,734)
Total inventory	$32,978	$26,761

In 2022, a LIFO liquidation resulted in a decrease of $2,124 to “Cost of goods sold”. There was no LIFO liquidation in 2023.

6.	DERIVATIVE INSTRUMENTS

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income as a component of cost of goods sold and amounted to a net gain of $2,571 for the year ended December 31,2023 and a net loss of $24,360 and $10,377 for the years ended December 31, 2022 and 2021, respectively.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2023		2022
	Contract	Fair	Contract	Fair
	Quantity	Value	Quantity	Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	354	$1,736	305	$(142)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $745 and $2,088 at December 31, 2023 and 2022, respectively, and is classified as other current assets in the consolidated balance sheet.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

7.	MARKETABLE SECURITIES

At December 31, 2023, the Company held no marketable equity or trust preferred (debt) securities.  The previous sale of these securities was recorded as a component of net income with a gain of $575 in the year ended December 31, 2023. At December 31, 2022, the Company had investments in certain marketable equity and debt securities which had a fair market value of $37,126. These investments were classified as current assets in the consolidated balance sheets.

The Company had designated the trust preferred securities as being available-for-sale. Accordingly, these securities were recorded at fair value of $3,675 at December 31, 2022, with the unrealized loss of $1 and an unrealized gain of $226, net of taxes, as a component of stockholders' equity.

For the years ended December 31, 2022 and 2021, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as a loss on marketable securities as a component of net income in the amount of $8,297 and $904, respectively.

In 2023, 2022, and 2021, the Company had no recategorized net gain or loss to report from accumulated other comprehensive income.

8.	FAIR VALUE MEASUREMENTS

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

Marketable securities and derivative instruments were fair value measurements using inputs considered as Level 1 holdings in the year ended December 31, 2023. The Company had no Level 2 or Level 3 securities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

	2023	2022
Land and land improvements	$6,044	$5,923
Buildings and building equipment	27,182	27,226
Machinery and equipment	188,794	183,999
Construction in progress	1,809	771
Accumulated depreciation	(151,118)	(140,978)
Total	$72,711	$76,941

Depreciation expense totaled $10,348, $10,454, and $10,452 for the years ended December 31, 2023, 2022 and 2021, respectively.

10.	OTHER ASSETS

Other assets primarily comprise supplies and parts which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $3,409 and $4,114 at December 31, 2023 and 2022, respectively.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2023	2022
Accrued employee liabilities	$2,179	$3,287
Accrued property, franchise, motor fuel and other taxes	1,346	1,165
Lease liability, current	389	630
Other current liabilities	844	395
Total	$4,758	$5,477

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

12.	BORROWINGS

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

	Adjusted SOFR
	Rate Loans
Consolidated Leverage Ratio	and Letter of Credit Fee	Base Rate Loans	Commitment Fee
< 1.00:1.0	1.00%	0.00%	0.15%
≥ 1.00:1.0 And < 1.50:1.0	1.25%	0.25%	0.15%
≥ 1.50:1.0 And < 2.00:1.0	1.50%	0.50%	0.20%
≥ 2.00:1.0 And < 2.50:1.0	1.75%	0.75%	0.20%
≥ 2.50:1.0	2.00%	1.00%	0.25%

The terms of the Credit Facility contain certain negative covenants and conditions including a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio.

There were no borrowings under the Credit Agreement at December 31, 2023 or 2022.

At December 31, 2023 and 2022, the Company had $7 and $46 outstanding with a domestic financing company for computer technology under a three-year financing agreement.

13.	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,431 and $1,396 as of December 31, 2023 and 2022, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheet. The accretion expense for 2023, 2022, and 2021 was $35, $32, and $32, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 in 2023, 2022, and 2021.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

14.	Lease commitments and purchase obligations

The Company leases railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases are direct, and no subleases exist. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. These leases expire by the end of December 31, 2024. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments.

Following are supplemental income statement and cash flow information related to leases.

	Year ended December 31,
	2023	2022	2021
Operating lease expense	$881	$862	$887
Short-term lease expense	$8	$31	$23
Cash paid for operating leases	$881	$862	$887
Right of use assets obtained in exchange for lease obligations	$-	$707	$269
Weighted average discount rate, per annum	5.5%	5.2%	3.6%

On December 31, 2023 and 2022, a right of use asset was reported as other noncurrent assets of $389 and $1,019, other current liabilities of $389 and $630, and other noncurrent liabilities of $0 and $389, respectively.

The imputed interest of the other noncurrent asset at December 31,2023 was $9.

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one-year terms.

The Company holds one non-cancelable obligation for software maintenance with payment obligations presented as follows.

2024	$37
2025 - 2026	43
Total	$80

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15.	Income tax benefit

The following table summarizes the income tax provision (benefit) for the years ended:

	2023	2022	2021
Income before taxes - U.S.	$37,383	$13,738	$15,930
Income tax provision (benefit):
Federal
Current	-	290	142
Deferred	-	(1,998)	(10,417)
State and other
Current	1	60	(13)
Deferred	-	175	(37)
Total	$1	$(1,473)	$(10,325)

Differences between the income tax provision (benefit) computed using the U.S. federal statutory income tax rate were as follows:

	2023	2022	2021
Amount computed using the statutory rate of 21% for 2023, 2022, and 2021	21.0%	21.0%	21.0%
Agri-biodiesel production credit	(3.2)	(8.6)	(7.4)
Federal BTC benefit	(32.3)	(76.2)	(75.2)
State BTC benefit	(4.4)	(7.0)	(8.9)
Credit for increasing research activities	(0.5)	(1.0)	(0.7)
Dividends received deduction	(0.1)	(1.6)	(1.6)
State income taxes, net	2.3	5.1	3.5
State rate change and other deferred adjustments	(1.0)	3.6	5.0
Valuation allowance for deferred tax assets	18.2	53.8	-
CARES Act	-	-	-
Other	-	0.2	(0.5)
Income tax benefit	0.0%	(10.7)%	(64.8)%

The income tax provision in 2023 was $1 or an effective tax rate of 0.0% as compared to an income tax benefit of $1,473 or an effective tax rate of 10.7% in 2022 and an income tax benefit of $10,325 or an effective tax rate of 64.8% in 2021.

The Company’s effective tax rates for the years 2023, 2022, and 2021 reflect the positive effect of the BTC and Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. Both incentives are currently due to expire in December 2024.

The Company’s 2022 and 2021 effective tax rate provisions reflect the negative impact to the Company’s overall state income tax position of its 2021 decision to phase out its shipments on the petroleum products common carrier pipelines and the termination of these operations in 2022. This operational change shifts the Company’s business among various states such that its net deferred tax liabilities will be realized at higher rates. Additionally, the Company’s 2023 and 2021 state deferred tax provision reflects a one-time benefit from state legislation enacted during the year which applies a lower tax rate to future reversals of deferred tax liabilities.

In 2023 and 2022, the Company determined that its deferred tax assets are realizable only to the extent of its deferred tax liabilities and recorded a valuation allowance that reduces its net deferred tax asset to $0.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2023	2022
Deferred tax assets
Compensation	$43	$391
Inventory reserves	618	601
Self-insurance	65	70
Asset retirement obligation	316	323
Deferred revenue	3,693	4,081
Federal net operating loss carryforwards	15,240	9,360
State net operating loss carryforwards	2,765	1,884
Accrued expenses	742	2,648
Stock based compensation	24	24
Federal credit carryforwards	6,915	5,216
State credit carryforwards	676	687
Research & development costs	1,451	749
Derivative instruments	-	29
Capital loss carryforwards	1,898	1,241
Trading securities	-	656
Other	89	96
Subtotal deferred tax assets	34,535	28,056
Valuation Allowance	(14,216)	(7,392)
Total deferred tax assets	20,319	20,664

Deferred tax liabilities
Derivative instruments	(403)	-
LIFO inventory	(3,957)	(2,740)
Depreciation	(14,978)	(17,046)
Prepaid expenses	(981)	(878)
Total deferred tax liabilities	(20,319)	(20,664)
Net deferred tax liabilities	$-	$-

The Company’s federal net operating loss carryforwards at December 31, 2023 do not expire and can be carried forward indefinitely. Utilization of these carryforwards is limited to 80% of taxable income in any given year. State net operating loss carryforwards at December 31, 2023 reflect losses generated in 2019 through 2023 and, if unused, will expire in years 2024 through 2033. Federal and state tax losses are primarily a function of the nontaxable nature of the BTC.

Federal tax credit carryforwards at December 31, 2023 include the Small Agri-biodiesel Producer Credit and Credit for Increasing Research generated in years 2019 through 2023 and expiring in 2039 through 2043. State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 through 2020 and expiring in 2028 through 2029.

Capital loss carryforwards were generated in 2019 through 2023 and will expire in 2024 through 2028.

A tax valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies. In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed taking into account tax planning strategies and the reversing net deferred tax liability from temporary differences as sources of income.

As of December 31, 2023 and 2022, the Company recorded valuation allowances of $14,216 and $7,392, respectively, after determining that its total deferred tax assets are more likely than not realizable only to the extent of its deferred tax liabilities.

There are no unrecognized tax positions as of December 31, 2023, 2022, or 2021, and the Company does not anticipate any change over the next twelve months.

The Company records interest expense (income) and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of $0, ($95), and ($60) for December 31, 2023, 2022 and 2021, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 at both December 31, 2023 and 2022, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2020 forward.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16.	Earnings per share

In the year ended December 31, 2023, 2022 and 2021, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested.

There were no outstanding restricted stock units for the year ended December 31, 2023, 2022 and 2021.

Basic and diluted earnings per common share were computed as follows:

	Years ended December 31:
	2023	2022	2021
Numerator:
Net income	$37,382	$15,211	$26,255
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,756,065
Effect of dilutive securities:
Stock options	1,440	246	48
Weighted average shares outstanding – diluted	43,764,683	43,763,489	43,756,113

Basic earnings per share	$0.85	$0.35	$0.60
Diluted earnings per share	$0.85	$0.35	$0.60

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2023, 2022, and 2021 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 40,060, 33,754, and 28,953, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

17.	Stock-based compensation

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

No common stock awards were issued in 2023, 2022, or 2021.

No stock options were granted under the Incentive Plan in 2023 or 2021. In August 2022, the Company granted a total of 20,000 stock options, respectively, to two new members of the Board of Directors and to the Chief Operating Officer. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2022 vested immediately and expire in August 2027. The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.30 per option in 2022.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2023 or 2022. All of the options exercised in 2021 were exercised on a cash basis.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

	2023	2022	2021
Assumptions	Options	Options	Options
Expected volatility rate	n/a	56.61%	n/a
Expected dividend yield	n/a	3.34%	n/a
Risk-free interest rate	n/a	3.20%	n/a
Expected forfeiture rate	n/a	0.00%	n/a
Expected term in years	n/a	2.3	n/a

The volatility rate for the options granted in 2022 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

For the years ended December 31, 2023, 2022 and 2021, total share-based compensation expense (before tax) totaled $0, $46, and $0, respectively. In the year ended December 31, 2022, this balance was recorded as an element of selling, general, and administrative expenses. As of December 31, 2023 and 2022, there was no unrecognized compensation expense related to stock options.

A summary of the activity of the Company’s stock options and awards for the period beginning January 1, 2021 and ending December 31, 2023 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2021	44,000	$12.73
Granted	-	-
Exercised	(20,000)	11.56
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2021	24,000	13.71
Granted	20,000	7.18
Exercised	-	-
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2022	44,000	10.74
Granted	-	-
Exercised	-	-
Canceled, forfeited, or expired	(10,000)	16.21
Outstanding at December 31, 2023	34,000	9.13

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 4,310,167 options available for grant under the Incentive Plan. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan at December 31, 2023.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2023	Life	Price	2022	Price
$12.07	10,000	0.71	$12.07	10,000	$12.07
11.56	4,000	1.06	11.56	4,000	11.56
7.18	20,000	3.61	7.18	20,000	7.18
	34,000	2.46	9.13	34,000	9.13

The aggregate intrinsic values of total options outstanding and exercisable at December 31, 2023 and 2022 were $0 and $19, respectively. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2023 and 2022, respectively, exceeded the exercise price of the options granted.

18.	Stockholders’ equity

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19.	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $1,923, $1,719, and $1,770 for the years ended December 31, 2023, 2022 and 2021, respectively.

20.	Related party transactions

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

Related party balance sheet accounts

	2023	2022
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$1	$6
Total accounts receivable	$1	$6
Prepaid expenses
Administrative services and other	$12	$12
Total prepaid expenses	$12	$12
Accounts payable
Natural gas and fuel purchases	$-	$7,788
Travel and administrative services	42	11
Total accounts payable	$42	$7,799
Accrued liabilities
Travel and administrative services	$-	$1
Total accrued liabilities	$-	$1

Related party income statement accounts

	Years ended December 31:
	2023	2022	2021
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$22	$459	$1,261
Total revenues	$22	$459	$1,261
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$-	$5,425	$5,233
Natural gas purchases	(315)	-	11,360
Total cost of goods sold	$(315)	$5,425	$16,593
Distribution
Distribution and related services	$176	$174	$176
Total distribution	$176	$174	$176
Selling, general and administrative expenses
Commodity trading advisory fees	$308	$307	$308
Travel and administrative services	188	184	221
Income tax, consulting services and other	120	120	120
Total selling, general, and administrative expenses	$616	$611	$649

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

Natural gas purchases

The Company uses natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. During 2021, natural gas was purchased through an affiliate provider of natural gas marketing services. Expenses related to these purchases include the cost of the natural gas only; transportation charges were paid to an independent third party. The natural gas matter as discussed in Note 23, Legal proceedings, is in reference to the natural gas supplier, not the related party. The amount shown in 2023 reflects the settlement on the legal matter.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

21.	Segment information

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

Biofuels

The Company’s biofuels segment manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, and biodiesel production byproducts.

Summary of business by segment

	Years ended December 31,
	2023	2022	2021
Revenue
Custom chemicals	$64,286	$58,737	$50,675
Performance chemicals	15,047	22,156	16,867
Chemicals revenue	79,333	80,893	67,542
Biofuels revenue	288,917	315,121	253,844
Total Revenue	$368,250	$396,014	$321,386

Segment gross profit
Chemicals	$29,936	$25,645	$13,970
Biofuels	11,043	3,348	9,567
Total gross profit	$40,979	$28,993	$23,537

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

22.	Quarterly financial information (unaudited)

	Quarter
	1st	2nd	3rd	4th
2023
Revenues	$74,181	$85,308	$116,752	$92,009
Gross profit (loss)	$21,623	$(8,592)	$3,870	$24,078
Net income (loss)	$21,081	$(9,859)	$2,776	$23,384
Net income (loss) per common share:
Basic	$0.48	$(0.23)	$0.06	$0.53
Diluted	$0.48	$(0.23)	$0.06	$0.53

2022
Revenues	$42,261	$117,796	$118,141	$117,816
Gross (loss) profit	$(7,155)	$977	$19,985	$15,186
Net (loss) income	$(12,398)	$(3,104)	$15,780	$14,933
Net (loss) income per common share:
Basic	$(0.28)	$(0.07)	$0.36	$0.34
Diluted	$(0.28)	$(0.07)	$0.36	$0.34

Earnings per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts will not necessarily equal the total for the year.

23.	Legal proceedings

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

The Company entered into a settlement agreement to resolve the previously reported dispute regarding its February 2021 natural gas bill.

The natural gas settlement was a reduction to Cost of goods sold-related parties in the Consolidated Statements of Operations and Comprehensive Income in the period ended December 31, 2023 in the amount of $882. This settlement reduced Cost of goods sold for each segment equally.

As discussed in Note 21, Related Party Transactions, the “ultimate” natural gas supplier was not a related party of the Company.

24.	Subsequent event

On  March 12, 2024, the Company’s board of directors authorized the repurchase of up to $25.0 million of Company common stock through a stock repurchase program expiring March 12, 2026. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

The Company's board of directors also authorized on March 12, 2024 a special cash dividend of $2.50 per share on our common stock payable on April 9, 2024, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on March 26, 2024.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by RSM US LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp. and its subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2023 and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 14, 2024 expressed an unqualified opinion.

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

March 14, 2024

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2023.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows:

Name	Age	Director Since	Term Expires
Paul A. Novelly, Chairman	80	2005	2024
Donald C. Bedell, Vice Chairman	82	2008	2025
Paul M. Manheim	75	2011	2026
Dale E. Cole	75	2015	2024
Terrance C.Z. Egger	66	2015	2025
Rose Sparks	57	2019	2026
Paul A. Novelly, II	56	2022	2026
Ron J. Kruszewski	65	2022	2025
G. Bruce Greer*	63	2024	2024

*Mr. Greer was appointed to the Board of Directors as of March 12, 2024, to fill a vacancy upon the resignation of Alain Louvel.

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Tom McKinlay (a)	Chief Executive Officer	60	2017
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	57	2012
Charles W. Lyon	Chief Commercial Officer	63	2021
Kyle Gaither (b)	Chief Operations Officer	56	2023

(a)	Mr. McKinlay was appointed Chief Executive Officer on July 31, 2022.

(b)	Mr. Gaither was appointed Chief Operations Officer effective February 9, 2023.

There is no other arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

Paul A. Novelly, II is the son of Paul A. Novelly, chairman of our board. There are no other family relationships between any of our executive officers and directors.

Business Experience

Paul A. Novelly has been our chairman of the board since 2005. Mr. Novelly recently retired as chairman and chief executive officer of Apex Oil Company, Inc., a privately-held company based in St. Louis, Missouri engaged in the trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations. Mr. Novelly is a director and the chairman of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States, and formerly served as chief executive officer of St. Albans Global Management, LLC, which provided corporate management services. In the past seven years, Mr. Novelly was a director of WPT GP, LLC, a wholly owned subsidiary of World Point Terminals, Inc. and general partner of World Point Terminals, LP. World Point Terminals, LP was a publicly traded master limited partnership listed on the New York Stock Exchange until July 2017. Mr. Novelly has also served on the board of directors at FC Financial Holdings, Inc., a holding company whose material subsidiary was Florida Community Bank.  Mr. Novelly previously served on the board of directors of Boss Holdings, Inc., a distributor of work gloves, boots and rainwear, and other consumer products, and World Point Terminals, Inc., a Canadian and Toronto Stock Exchange company and the predecessor of World Point Terminals, Inc.

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

Donald C. Bedell has been a member of our board since 2008 and Vice Chairman of the board since December 2023. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States.

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

Dale E. Cole has served on our board since 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole previously served on the board of Lyon College in Batesville. As of December 31, 2023, First Community Bank had 33 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of over $2.4 billion.

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

Paul A. Novelly, II has served on our board since July 2022. He serves as the Chief Executive Officer of Apex Holding Co. and its subsidiary Apex Oil Company, Inc., a privately held company based in St. Louis, Missouri, which together with its affiliates is engaged in trading, storage, marketing, and transportation of petroleum products, including liquid terminal facilities in the Midwest and Eastern United States, and towboat and barge operations on the inland waterway system. He has been a registered broker at Stifel, Nicolaus & Co., Inc. since 2005. Mr. Novelly II is the chief executive officer of Apex Holding Co. and the sole manager of SAGM Holdings, LLC, which is the manager of St. Albans Global Management, LLC, a family investment company. He is also the owner and president of St. Albans Construction Company, which serves the needs of the luxury custom home buyers. He also serves as a director of Apex Oil Company Charitable Foundation.

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

Active in community affairs, Mr. Kruszewski serves as a member of the Chair’s Council for Greater St. Louis Inc. He is also the past Chairman of the Board of Directors of Downtown STL, Inc. and past non‐executive Chairman of the Board of Directors of Angelica Corporation. In addition, he is a member of the St. Louis Chapter of the World Presidents’ Organization, and under Mr. Kruszewski’s leadership, Stifel became a member of the World Economic Forum in 2023. In 2019, Mr. Kruszewski won the Horatio Alger Award and was selected for membership in the Horatio Alger Association of Distinguished Americans, which honors individuals who have overcome adversity to achieve success and who have demonstrated commitment to higher education and charitable endeavors.

Our board believes that Mr. Kruszewski’s extensive managerial and leadership experience in the financial services industry in addition to a comprehensive understanding and knowledge of public companies’ day-to-day operations and strategy add significant value to our board.

G. Bruce Greer has served on our board since March 2024. Mr. Greer has served as President of GBGJR Advisors, an advisory firm providing strategic advice to chemical companies, private equity firms and consulting firms, since April 2017. Mr. Greer served as Vice President of Strategic Planning and IT at Olin Corporation (“Olin”) for 12 years. Prior to joining Olin, Mr. Greer spent nine years as a Vice President of Solutia, a public company spin off of The Monsanto Company, heading R&D, Commercial and Corporate Development, Strategy, M&A and running several businesses and was President of Pharma Services, and four years as a Vice President of Gemini Consulting and Services in Europe and the US, a global consulting firm with a focus on chemicals. He was a Vice President/Senior Director of Monsanto, working for the Chairman and at G D Searle. Mr. Greer was Chairman of the Board of Directors of Flexsys America L.P. Mr. Greer spent a year as a Senior Associate at Arthur Andersen LLP where his work focused on cost accounting and chemicals. He was an Assistant Professor at Northwestern University from 1988 through 1991 and served in the U.S. Navy.

Our board believes that Mr. Greer's extensive managerial and leadership experience in the chemical industry add significant value to our board.

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

Rose M. Sparks has served on our board since 2019 and has been our principal financial officer and treasurer and principal accounting officer since 2012 and our chief financial officer since 2013. Prior to 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has over 32 years of experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks graduated from Arkansas College with a BS in accounting and is a certified public accountant with inactive status.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to the Company.

Charles W. Lyon has served as our chief commercial officer since 2022. Mr. Lyon was previously hired as Senior Vice President of Strategy and Planning at FutureFuel Chemical Company, a wholly owned subsidiary of the Company, on September 7, 2021. Mr. Lyon leads the Company in sales, marketing, and technology and in implementing a business growth strategy for custom chemicals, specialty chemicals, and biodiesel products. Mr. Lyon is a global business executive with nearly 40 years of experience in the specialty chemicals industry and 30 years of international business experience in the industrial chemical and specialty chemical industries. He has extensive experience in establishing and growing specialty chemicals businesses, especially in the Americas and Asia Pacific regions. Mr. Lyon received a BS in Chemical Engineering (Magna Cum Laude) and a MS in Engineering Management, both from the University of Missouri in Rolla (now Missouri University of Science and Technology).

Prior to joining FutureFuel Chemical Company, Mr. Lyon was employed by Prefere Resins, where he was Business Director for the Americas and Asia. Prior to Prefere, and for fifteen years, he was Business Director, Americas and Asia, for INEOS Melamines, a unit of INEOS. Mr. Lyon also worked for UCB and Solutia, Inc. in various business leadership roles. He started his career with Monsanto Company, and held management positions in engineering, manufacturing, and global product management serving numerous specialty market segments.

Our board believes the experience, knowledge, skills, and expertise Mr. Lyon acquired in his past roles in leadership of specialty chemicals businesses add significant, strategic value to the Company. Additionally, Mr. Lyon’s experience with business growth in multiple specialty chemicals segments provides the Company with significant understanding of the domestic and global chemical industry.

Kyle Gaither was appointed as our Chief Operations Officer in February 2023. Prior to this appointment, Mr. Gaither served as General Manager since January 2018. Mr. Gaither has worked for FutureFuel Chemical Company and its predecessor, Eastman Chemical Company, and Eastman Kodak Company, for over 32 years in various leadership and engineering roles. He has spent the majority of his career in manufacturing and manufacturing support which has allowed him to gain a great working knowledge of the Company’s manufacturing operations and capabilities. Mr. Gaither received a BS degree in Chemical Engineering from the University of Arkansas and holds a Professional Engineer license. Our board believes that Mr. Gaither’s experience, knowledge, skills, and expertise acquired through his years of working in manufacturing for FutureFuel Chemical Company and its predecessors add significant value to the Company.

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

Nominating Committee

Our board established a nominating/corporate governance committee and adopted a charter for such committee. A copy of this nominating/corporate governance committee charter is posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.  The current members of the nominating committee are as follows:

Donald C. Bedell (Chair)

Dale E. Cole

Terrance C.Z. Egger

Paul M. Manheim

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

Insider Trading Policies

Our board adopted insider trading policies governing the purchase and sale of securities by our directors, officers, and employees and those of our subsidiaries. A copy of this insider trading policy has been posted on our website and may be accessed at https://futurefuel-corporation.ir.rdgfilings.com/wp-content/uploads/sites/34/2021/04/Insider_Trading_Policy.pdf.

Item 11.	Executive Compensation.

General

Our board of directors has established a compensation committee. The compensation committee’s responsibilities include, among other things, determining our policy on remuneration to the Company’s officers and directors and the executive officers and directors of FutureFuel Chemical Company. In 2023, we paid salaries, bonuses, and other forms of compensation to the Company's officers and the officers of FutureFuel Chemical Company as described below.

For 2023, our directors received an annual fee of $50. Additional annual fees paid were $25, $20, and $10 to our chairman of the board, audit committee chairman, and other committee chairmen, respectively.  During 2023, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and has determined to use the same fee structure for 2024.

With the exception of Rose M. Sparks, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2023 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2024 and set or adjusted as the board deems appropriate.

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

Cash Salaries and Bonuses

Upon his appointment to Chief Executive Officer, Mr. McKinlay’s base salary was initially unchanged, but in January 2023, the compensation committee adjusted Mr. McKinlay’s annual base salary to $400, retroactive to his date of appointment, with the aggregate amount of the retroactive adjustment paid to Mr. McKinlay in a lump sum in February 2023. The base salary for Mrs. Sparks was increased for 2023, and director fees of $105 were paid to Mrs. Sparks in 2023. Mr. Lyon’s and Mr. Gaither's base salaries were also increased in 2023.

For the year 2023, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2023 received bonuses of approximately 114 hours of pay at their normal hourly rate. Employees hired in 2023 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than FutureFuel Chemical Company’s lead management team) received an additional bonus amount ranging from $0 to $9. Bonuses to FutureFuel Chemical Company’s managers other than the lead management team were determined by FutureFuel Chemical Company’s officers. Bonuses in 2023 for Mr. McKinlay, Mrs. Sparks, Mr. Lyon, Mr. Gaither, and other members of lead management of FutureFuel Chemical Company were recommended by our compensation committee in respect of our chief executive officer and by our chief executive officer for all other executive officers, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

We expect to establish an annual cash bonus program commencing in 2024. The total bonus amount will be determined based on annual performance and will be solely on a discretionary basis. In determining actual bonus payouts for such years, we expect the compensation committee will consider performance against Company performance goals to be established by us, as well as individual performance goals. We expect that this annual cash bonus program will apply to certain key employees of FutureFuel Chemical Company in addition to the executives whose compensation is described herein. The actual amount of bonuses, if any, will be determined near the end of our fiscal year.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and nonqualified stock options), stock awards, and stock appreciation rights. As of December 31, 2023, 44,000 options for shares of stock and no awards of shares of stock have been made under the Incentive Plan. See Note 17 to our consolidated financial statements for a detailed discussion of 2023 stock-based compensation awards.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,374,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,310,167 shares are available to be issued under the Incentive Plan as of December 31, 2023.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our compensation committee, however, has through the year ended December 31, 2023 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2022, all grants were made in the discretion of our compensation committee based upon their authority under the Incentive Plan.

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

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2023.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (f)	Awards (g)	Compensation (h)	Total
Tom McKinlay (a), (d)	2023	$442	$206	$-	$-	$51	$699
Chief Executive Officer and former	2022	287	150	-	-	49	486
Chief Operating Officer FutureFuel Chemical Company	2021	287	125	-	-	14	426
Rose M. Sparks (a), (b)	2023	280	152	-	-	128	560
Chief Financial Officer, principal financial officer, and treasurer,	2022	212	110	-	-	58	380
FutureFuel Corp. and FutureFuel Chemical Company	2021	191	95	-	-	55	341
Charles Lyon (a), (c)	2023	271	149	-	-	45	465
Chief Commerical Officer FutureFuel Corp.	2022	225	111	-	-	44	380
and FutureFuel Chemical Company	2021	68	-	-	-	77	145
Kyle Gaither (a), (e)	2023	248	145	-	-	24	417
Chief Operations Officer FutureFuel Corp.
and FutureFuel Chemical Company

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)	For Mrs. Sparks, all other compensation includes director fees of $105, $37 and $32 in 2023, 2022, and 2021, respectively.

(c)	Mr. Lyon was hired on September 7, 2021.

(d)	Mr. McKinlay was appointed as chief executive officer on July 31, 2022 upon Mr. Novelly’s retirement. In 2023, the compensation committee approved an adjustment to Mr. McKinlay's base salary to $400 per annum and that resulted in a lump sum payment in February 2023 of $56 (based on a deemed retroactive adjustment to August 2022). This lump sum payment is included in Mr. McKinlay's compensation for 2023.

(e)	Mr. Gaither was appointed Chief Operations Officer effective February 9, 2023. Prior to such appointment, Tom McKinlay served in this role.

(f)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 17 to our consolidated financial statements included elsewhere herein.

(g)

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

(h)

Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2023, the value of all other compensation not a perquisite or personal benefit in excess of $10 was for 401(k) match for $16 to Mrs. Sparks, $14 to Mr. Lyon, and $10 to Mr. Gaither.

Grants of Plan-Based Awards

No stock options were awarded to our executive officers in 2023.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
	Number of	Number of
	Securities	Securities	Equity
	Underlying	Underlying	Incentive
	Unexercised	Unexercised	Plan Awards:	Option	Option
	Options	Options	Number of	Exercise	Expiration
Name	(#) Exercisable	(#)Unexercisable	Options (#)	Price ($)	Date
Tom McKinlay(a)	4,000	0	0	11.56	1/21/2025
Rose M. Sparks(b)	10,000	0	0	12.07	9/27/2024

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

Option Exercises and Stock Vested

No options were exercised by our executive officers in 2023. No stock awards vested in 2023.

Potential Payments upon Termination or Change in Control

None.

Compensation of Directors

For 2023, our directors received an annual fee of $50, prorated if their service was for less than the full year. Committee heads received an additional $25 (chairman of the board), $20 (audit committee chairman), or $10 (other committee chairmen), on an annual basis, again prorated if serving as committee chairman for less than the full year. The compensation committee also approved the payment to our directors of $5 for each board meeting and $2.5 for each committee meeting, whether attended in person or telephonically.

The following was the compensation paid to our directors for 2023.

					Change in
					Pension Value
					and Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director	($)	($)	($)	($)	($)	($)	($)
Paul A. Novelly	135	0	0	0	0	0	135
Donald C. Bedell	146	0	0	0	0	0	146
Paul M. Manheim	145	0	0	0	0	0	145
Dale E. Cole	141	0	0	0	0	0	141
Terrance C.Z. Egger	141	0	0	0	0	0	141
Alain Louvel	120	0	0	0	0	0	120
P.A. Novelly, II*	115	0	0	0	0	0	115
Ron J. Kruszewski*	110	0	0	0	0	0	110
Rose Sparks	105	0	0	0	0	0	105

*Director fees were designated to be paid to a charitable organization by P.A. Novelly, II and Ron J. Kruszewski in the amount of $115 and $20, respectively.

For 2024, the compensation committee reviewed and approved this fee schedule as reasonable and appropriate compensation to our directors and determined to use the same fee structure as 2023.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2023, with respect to our directors.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan Awards:
			Equity				Market	Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares	Unearned	of Unearned
	Number of	Number	Number of			or Units	or Units	Shares, Units	Shares, Units
	Securities	of Securities	Securities			of Stock	of Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option		That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Rose Sparks	10,000	0	0	12.07	9/17/2024	0	0	0	0
P.A. Novelly, II	10,000	0	0	7.18	8/1/2027	0	0	0	0
Ron Kruszewski	10,000	0	0	7.18	8/1/2027	0	0	0	0

(a)

In August 2022 and December 2019, we granted a total of 20,000 and 10,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on August 1, 2027 and September 17, 2024, respectively. See Note 17 to our consolidated financial statements for a discussion of the company’s plan-based awards.

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

Median total annual compensation of all employees other than our PEO:  $70,819

PEO total annual compensation:  $675,560

Ratio of PEO to Median Employee Compensation – 9.54

In determining the median employee, a listing was prepared of all full and part-time employees as of December 31, 2023. Employees’ actual gross wages and salaries were used for the full year of 2023.  The median amount was selected from the list.  For simplicity, the value of the Company’s 401(k) plan and medical benefits provided was excluded.  As of December 31, 2023, the Company employed 515 persons of which approximately 341 were in an operations role.

Compensation Committee Interlocks and Insider Participation

The members of our compensation committee during 2023 were Donald C. Bedell, Terrance C.Z. Egger, and Dale E. Cole. The committee was chaired by Mr. Bedell. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2023 (other than the payment of directors’ fees and other compensation, as noted above, solely in their capacity as directors).

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

Donald C. Bedell (chair), Terrance C.Z. Egger, and Dale E. Cole

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2017 annual shareholder meeting. We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2022, we have issued options to purchase 64,000 shares of our common stock, of which options to purchase 44,000 shares remain issued and outstanding, but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2023.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding options,	warrants	compensation plans (excluding
	warrants and rights	and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	34,000	$9.13	4,310,167

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,763,243 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of February 25, 2024.

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul Anthony Novelly II (a)	17,470,100	39.9%
8235 Forsyth Blvd., 4th Floor
Clayton, MO 63105
Dimensional Fund Advisors LP (b)	2,516,806	5.8%
6300 Bee Cave Road, Building One
Austin, TX 78746
BlackRock, Inc. (c)	2,226,538	5.1%
55 East 52nd Street
New York, NY 10055

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

(b)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on February 9, 2024. According to the filing, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported above are owned by the Funds. Dimensional reported power to vote or to direct the vote of 2,461,095 shares and sole power to dispose or to direct the disposition of 2,516,806 shares. Dimensional disclaims beneficial ownership of such securities.

(c)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on January 31, 2024. According to the filing, BlackRock, Inc. filed the Schedule 13G amendment as the parent holding company or control person of Aperio Group, LLC, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., and BlackRock Investment Management, LLC. BlackRock, Inc. reported sole voting power over 2,179,664 shares and sole dispositive power over 2,226,538 shares.

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

	Amount of	Percent of
	Beneficial	Common
Name of Beneficial Owner	Ownership	Stock
Paul A. Novelly II (a)	17,470,100	39.9%
Paul A. Novelly	265,000	*
Donald C. Bedell (b)	87,950	*
Rose M. Sparks (c)	24,283	*
Tom McKinlay (d)	24,000	*
Paul M. Manheim	13,103	*
Ron J. Krusweski (c)	10,000	*
Terrance C.Z. Egger	4,895	*
Dale E. Cole	2,516	*
Kyle Gaither	1,161	*
All directors and executive officers	17,903,008	40.9%

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

Review, Approval, or Ratification of Transactions with Related Persons

Any transaction in which we (or one of our subsidiaries) are a participant, the amount involved exceeds the lesser of $120 or 1% of our net income, total assets, or total capital, and in which any party related to us has or will have a direct or indirect material interest must be approved by a majority of the disinterested members of our board of directors as fair to us and our shareholders. This policy was adopted by our board on January 8, 2007 and amended on February 2, 2011, and can be found through the “Investors - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance/). All of the agreements described above in this Item 13 and in Note 20 to our consolidated financial statements have been approved by a majority of the disinterested members of our board of directors.

In addition, we adopted a Code of Business Conduct and Ethics which sets forth legal and ethical standards of conduct for our directors, officers, and employees and the directors, officers, and employees of our subsidiaries. This Code is designed to deter wrongdoing and to promote: (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (ii) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; (iii) compliance with applicable governmental laws, rules, and regulations; (iv) the prompt internal reporting of violations of this Code to appropriate persons identified in this Code; and (v) accountability for adherence to this Code. This Code was adopted by our board on November 30, 2005 and was amended on February 3, 2011, January 1, 2016, and August 5, 2023, is in writing, and can be found through the “Investors - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance/). Each of the transactions described above (under the caption “Transactions with Related Persons”) was undertaken in compliance with our Code of Business Conduct and Ethics and approved by a majority of the disinterested members of our board of directors.

Director Independence

The SEC has promulgated Rule 10A-3, which sets forth the independence requirements for members of an audit committee. The following members of our board of directors are independent under the SEC’s definitions of independence:

Donald C. Bedell

Paul M. Manheim

Terrance C.Z. Egger

Dale E. Cole

Ron J. Kruszewski

G. Bruce Greer

Each member of our board of directors’ compensation, audit, and nominating/corporate governance committees are comprised of directors who are independent under the definition of independence adopted by the NYSE.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2023 and 2022, we incurred $445,000 and $477,000, respectively for audit and financial statement review services from RSM US LLP.

Audit-Related Fees

During fiscal 2023 and 2022, we incurred $16,000 and $15,000, respectively, for each year’s employee benefit plan audit procedures from RSM US LLP.

Tax Fees

During fiscal 2023 and 2022, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from RSM US LLP.

All Other Fees

We did not incur any other fees for other services from RSM US LLP during fiscal 2023 or fiscal 2022.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2023 and 2022 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

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

10.3

Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc., as amended (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007 and Exhibit No. 10.3 to Form 10-Q filed August 10, 2015)

10.4.	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5.	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.6	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26,2017)

10.7

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 8, 2020)

10.8

Amended and Restated Pledge and Security Agreement dated as of March 30, 2020 among the Obligors party thereto and Regions Bank, in its capacity as collateral agent (incorporated by reference to Exhibit 10.22 to Form 10-Q filed May 8, 2020)

10.9

First Amendment to Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank as administrative agent and collateral agent (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2023).

19.1	FutureFuel Corp. Insider Trading Policy

21.1	Subsidiaries of FutureFuel Corp.

23.1	Consent of RSM US LLP

31.1	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of chief executive officer and principal financial officer

97.1	FutureFuel Corp. Clawback Policy

101.1	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

By:   /s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

/s/ Paul A. Novelly

Paul A. Novelly, Chairman and Director

/s/ Donald C. Bedell

Donald C. Bedell, Vice Chairman and Director

/s/ Paul M. Manheim

Paul M. Manheim, Director

/s/ Dale E. Cole

Dale E. Cole, Director

/s/ Terrance C.Z. Egger

Terrance C.Z. Egger, Director

/s/ Ron J. Kruszewski

Ron J. Kruszewski, Director

/s/ P.A. Novelly, II

P.A. Novelly, II, Director

/s/ Rose M. Sparks

Rose M. Sparks, Director

Date: March 14, 2024