Form 10-Q/A
period 2023-06-30
FutureFuel Corp.
filed 2024-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2023: 43,763,243

Explanatory Note

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly-owned subsidiaries) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend and restate certain items presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original Form 10-Q”). This Amendment No. 1 contains our unaudited restated interim financial statements as of, and for the three months and six months ended, June 30, 2023, which have been restated to correct certain errors with respect to the statement of cash flows included in the Original Form 10-Q, as described in further detail below. In addition, we intend to file an amendment (collectively with this Amendment No. 1, the “Amendments”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (the “Q3.2023 Form 10-Q”), respectively, to correct similar errors contained in the statements of cash flows included in each such original filing. All material restatement information that relates to these errors will be included in the Amendments.

This Amendment No. 1 also includes amendments to and restates and revises the following items of the Original Form 10-Q:

•	Part I — Item 1. Financial Statements
•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I — Item 4. Controls and Procedures
•	Part II — Item 6. Exhibits

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Other than as described above, this Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-Q except to the extent that they are otherwise required to be included and discussed herein. See below for a detailed discussion of the effect of the restatement on the financial statements included in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Form 10-Q remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-Q, and except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-Q to reflect any events that have occurred after the Original Form 10-Q. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendment to those filings.

Background of the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2024, management and the audit committee (the “Audit Committee”) of the Board of Directors of the Company, after consultation with the Company’s independent registered public accounting firm, RSM US LLP (“RSM”), determined on May 8, 2024, that certain of its previously issued financial statements, specifically its previously-issued statements of cash flows: (i) for the year ended December 31, 2023, included in the 2023 Form 10-K; (ii) for the nine months ended September 30, 2023, included in the Q3.2023 Form 10-Q; and (iii) for the six months ended June 30, 2023, included in the Original Form 10-Q, contained errors, should no longer be relied on and should be corrected by restating the affected statements of cash flows by filing the Amendments. The consolidated balance sheets, consolidated statements of operations and other comprehensive income and consolidated statements of stockholders’ equity included in the consolidated financial statements in this Amendment No. 1, and, other than the addition of Note 15 related to the restatement, the accompanying notes to such financial statements, were not affected by this error.

The restated financial statements contained in this Amendment No. 1 correct the following errors:

The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the six months ended June 30, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statements of stockholders’ equity as of and for the periods ended June 30, 2023. Further, in this Amendment No. 1, the Company has included supplemental information regarding the restatement in Note 15, Restatement, to the consolidated financial statements.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2023 as further described in Part I, Item 4 of this Amendment No. 1, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of June 30, 2023.

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

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023 (Restated)	2022
Cash flows from operating activities
Net income (loss)	$11,222	$(15,502)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	5,155	5,276
Amortization of deferred financing costs	49	48
Benefit for deferred income taxes	-	(1,672)
Change in fair value of equity securities	(3,117)	7,339
Change in fair value of derivative instruments	(3,259)	(2,388)
Loss on the sale of investments	2,543	27
Loss on disposal of property and equipment	8	50
Noncash interest expense	17	17
Changes in operating assets and liabilities:
Accounts receivable	(2,369)	(8,172)
Accounts receivable – related parties	(1)	(20)
Inventory	(40,601)	(4,664)
Income tax receivable	19	(20)
Prepaid expenses	1,706	1,773
Prepaid expenses - related parties	-	(8)
Other assets	(4,502)	125
Accounts payable	(6,269)	19,171
Accounts payable – related parties	24	326
Accrued expenses and other current liabilities	321	(659)
Accrued expenses and other current liabilities – related parties	(1)	(1)
Deferred revenue	(2,037)	(2,769)
Other noncurrent liabilities	427	(187)
Net cash used in operating activities	(40,665)	(1,910)
Cash flows from investing activities
Collateralization of derivative instruments	3,154	383
Proceeds from the sale of marketable securities	37,701	250
Proceeds from the sale of property and equipment	-	56
Capital expenditures	(3,875)	(1,895)
Net cash provided by (used in) investing activities	36,980	(1,206)
Cash flows from financing activities
Payment of dividends	(5,251)	(5,251)
Deferred financing costs	(14)	-
Net cash used in financing activities	(5,265)	(5,251)
Net change in cash and cash equivalents	(8,950)	(8,367)
Cash and cash equivalents at beginning of period	175,640	137,521
Cash and cash equivalents at end of period	$166,690	$129,154

Cash paid for income taxes	$20	$276
Noncash investing and financing activities:
Noncash capital expenditures	$244	$95

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

15	RESTATEMENT

The Company identified a correction required to be made to its consolidated statement of cash flows for the six months ended June 30, 2023.  The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the six months ended June 30, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statements of stockholders’ equity as of and for the period ended June 30, 2023.

A summary of the impact on the consolidated statement of cash flows is as follows:

	Six Months Ended June 30, 2023
	As Originally Reported	Adjustment	As Restated
Cash flows from operating activities:
Other assets	$1,806	$(6,308)	$(4,502)
Net cash used in operating activities	$(34,357)	$(6,308)	$(40,665)
Cash flows from investing activities:
Collateralization of derivative instruments	$(3,154)	$6,308	$3,154
Net cash provided by (used in) investing activities	$30,672	$6,308	$36,980

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

Effect of Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects correction of the errors described in the Explanatory Note with respect to the statement of cash flows included in the Original Form 10-Q. For additional information and a detailed discussion of the corrected errors, refer to the Explanatory Note and the Background of the Restatement.

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022*	2023	2022*
Net (loss) income	$(9,859)	$(3,104)	$11,222	$(15,502)
Depreciation	2,604	2,706	5,155	5,276
Interest and dividend income	(1,732)	(747)	(4,068)	(1,411)
Non-cash interest expense and amortization of deferred financing costs	34	33	66	65
Loss on disposal of property and equipment	8	44	8	50
Unrealized loss (gain) on derivative instruments	1,643	(851)	(3,259)	(2,388)
(Gain) loss on marketable securities	(42)	3,239	(575)	7,366
Income tax provision (benefit)	15	(938)	22	(1,642)
Adjusted EBITDA*	$(7,329)	$382	$8,571	$(8,186)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	(Restated)
	2023	2022*
Net cash used in operating activities	$(40,665)	$(1,910)
Benefit for deferred income taxes	-	1,672
Interest and dividend income	(4,068)	(1,411)
Income tax provision (benefit)	22	(1,642)
Change in operating assets and liabilities, net	53,282	(4,895)
Adjusted EBITDA*	$8,571	$(8,186)

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

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(40,665)	$(1,910)
Net cash provided by (used in) investing activities	$36,980	$(1,206)
Net cash used in financing activities	$(5,265)	$(5,251)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $40,665 in the six months ended June 30, 2023 as compared to $1,910 in the same period of 2022. This decrease in cash was primarily attributable to the change in inventory demonstrating a cash outflow of $35,937, the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $25,742, primarily from the timing of vendor payments, and the change in fair value of equity securities of $10,456.  Partially offsetting these cash outflows was the change in net income of $26,724.

Investing Activities

Cash provided by investing activities was $36,980 in the six months ended June 30, 2023 as compared to cash used in investing activities of $1,206 in the six months ended June 30, 2022. This $38,186 change was the result of increased proceeds from the sale of marketable securities of $37,451 and a decrease in the collateralization of derivative instruments of $2,771. Partially offsetting this increase in cash was an increase of capital expenditures of $1,980.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer concluded at the time the Original Form 10-Q was filed that these disclosure controls and procedures at June 30, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023, because of a material weakness in our internal control over financial reporting discussed below.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statement will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting at each of June 30, 2023, September 30, 2023, and December 31, 2023, due to a deficiency in our review control in accordance with applicable accounting guidance over cash flows from investments within the statements of cash flows for the six months ended June 30, 2023, for the nine months ended September 30, 2023 and for the year ended December 31, 2023.  Therefore, the Company has an ineffective financial reporting control over the review of the statement of cash flow.  The control did not operate at a level precise enough to detect material errors in calculations and formulas and as a result did not detect material differences between the operating and investing sections of the statement of cash flow.

Remediation Plan

The Company’s management, under the oversight of the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include the development of a review checklist to ensure that the Company will apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Form 10-K Annual Report for the year ended December 31, 2023 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

Date: May 10, 2024

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 10, 2024