Form 10-Q/A
period 2023-09-30
FutureFuel Corp.
filed 2024-05-10
CIK 1337298

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2023: 43,763,243

Explanatory Note

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly-owned subsidiaries) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend and restate certain items presented in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 9, 2023 (the “Original Form 10-Q”). This Amendment No. 1 contains our unaudited restated interim financial statements as of, and for the three months and nine months ended, September 30, 2023, which have been restated to correct certain errors with respect to the statement of cash flows included in the Original Form 10-Q, as described in further detail below. In addition, we intend to file or have filed an amendment (collectively with this Amendment No. 1, the “Amendments”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (the “Q2.2023 Form 10-Q”), respectively, to correct similar errors contained in the statements of cash flows included in each such original filing. All material restatement information that relates to these errors will be included in the Amendments.

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

Background of the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2024, management and the audit committee (the “Audit Committee”) of the Board of Directors of the Company, after consultation with the Company’s independent registered public accounting firm, RSM US LLP (“RSM”), determined on May 8, 2024, that certain of its previously issued financial statements, specifically its previously-issued statements of cash flows: (i) for the year ended December 31, 2023, included in the 2023 Form 10-K; (ii) for the nine months ended September 30, 2023, included in the Original Form 10-Q; and (iii) for the six months ended June 30, 2023, included in the Q2.2023 Form 10-Q, contained errors, should no longer be relied on and should be corrected by restating the affected statements of cash flows by filing the Amendments. The consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of stockholders’ equity included in the consolidated financial statements in this Amendment No. 1, and, other than the addition of Note 15 related to the restatement, the accompanying notes to such financial statements, were not affected by this error.

The restated financial statements contained in this Amendment No. 1 correct the following errors:

The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the nine months ended September 30, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statements of stockholders’ equity as of and for the periods ended September 30, 2023. Further, in this Amendment No. 1, the Company has included supplemental information regarding the restatement in Note 15, Restatement, to the consolidated financial statements.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of September 30, 2023 as further described in Part I, Item 4 of this Amendment No. 1, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of September 30, 2023.

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

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023 (Restated)	2022
Cash flows from operating activities
Net income	$13,998	$278
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	7,736	7,850
Amortization of deferred financing costs	75	72
Benefit for deferred income taxes	-	(255)
Change in fair value of equity securities	(3,117)	7,940
Change in fair value of derivative instruments	3,523	(3,053)
Loss on the sale of investments	2,543	15
Stock based compensation	-	46
Loss on disposal of property and equipment	8	60
Noncash interest expense	26	-
Changes in operating assets and liabilities:
Accounts receivable	(3,295)	5,597
Accounts receivable – related parties	6	47
Inventory	(149)	9,523
Income tax receivable	32	7,759
Prepaid expenses	2,700	2,711
Prepaid expenses - related parties	-	(8)
Other assets	963	296
Accounts payable	(14,910)	9,257
Accounts payable – related parties	(800)	338
Accrued expenses and other current liabilities	(404)	25
Accrued expenses and other current liabilities – related parties	-	(1)
Deferred revenue	(2,030)	(4,128)
Other noncurrent liabilities	1,553	(242)
Net cash provided by operating activities	8,458	44,127
Cash flows from investing activities
Collateralization of derivative instruments	(2,991)	865
Proceeds from the sale of marketable securities	37,701	263
Proceeds from the sale of property and equipment	-	61
Capital expenditures	(4,994)	(3,692)
Net cash provided by (used in) investing activities	29,716	(2,503)
Cash flows from financing activities
Payment of dividends	(7,877)	(7,877)
Deferred financing costs	(14)	-
Net cash used in financing activities	(7,891)	(7,877)
Net change in cash and cash equivalents	30,283	33,747
Cash and cash equivalents at beginning of period	175,640	137,521
Cash and cash equivalents at end of period	$205,923	$171,268

Cash paid for income taxes	$-	$72
Noncash investing and financing activities:
Noncash capital expenditures	$518	$214

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

15)	RESTATEMENT

The Company identified a correction required to be made to its consolidated statements of cash flows for the nine months ended September 30, 2023.  The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the nine months ended September 30, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statements of stockholders’ equity as of and for the period ended September 30, 2023.

A summary of the impact on the consolidated statement of cash flows is as follows:

	Nine Months Ended September 30, 2023
	As Originally Reported	Adjustment	As Restated
Cash flows from operating activities:
Other assets	$(5,019)	$5,982	$963
Net cash provided by operating activities	$2,476	$5,982	$8,458
Cash flows from investing activities:
Collateralization of derivative instruments	$2,991	$(5,982)	$(2,991)
Net cash provided by (used in) investing activities	$35,698	$(5,982)	$29,716

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

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022*	2023	2022*
Net income	$2,776	$15,780	$13,998	$278
Depreciation	2,581	2,574	7,736	7,850
Non-cash stock-based compensation	-	46	-	46
Interest and dividend income	(2,527)	(1,210)	(6,595)	(2,621)
Non-cash interest expense and amortization of deferred financing costs	35	7	101	72
Loss on disposal of property and equipment	-	10	8	60
Unrealized loss (gain) on derivative instruments	6,782	(665)	3,523	(3,053)
Loss (gain) on marketable securities	-	590	(575)	7,956
Income tax provision	12	1,697	34	55
Adjusted EBITDA*	$9,659	$18,829	$18,230	$10,643

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	(Restated)
	2023	2022*
Net cash provided by operating activities	$8,458	$44,127
Benefit for deferred income taxes	-	255
Interest and dividend income	(6,595)	(2,621)
Income tax provision	34	55
Change in operating assets and liabilities, net	16,334	(31,174)
Other	(1)	1
Adjusted EBITDA*	$18,230	$10,643

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

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$8,458	$44,127
Net cash provided by (used in) investing activities	$29,716	$(2,503)
Net cash used in financing activities	$(7,891)	$(7,877)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash provided by operating activities was $8,458 in the nine months ended September 30, 2023 as compared to $44,127 in the same period of 2022. This decrease in cash was primarily attributable to the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $25,305, primarily from the timing of vendor payments, the change in fair value of equity securities of $11,057, the change in inventory demonstrating a cash outflow of $9,672, and the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash outflow of $8,933.   Partially offsetting these cash outflows was the change in net income of $13,720.

Investing Activities

Cash provided by investing activities was $29,716 in the nine months ended September 30, 2023 as compared to cash used in investing activities of $2,503 in the nine months ended September 30, 2022. Of the $32,219 change, $37,438 was the result of increased proceeds from the sale of marketable securities.  Offsetting this increase in cash was an increase in cash out flow in the collateralization of derivative instruments of $3,856 and in capital expenditures of 1,302.

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

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer concluded at the time the Original Form 10-Q was filed that these disclosure controls and procedures at September 30, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, because of a material weakness in our internal control over financial reporting discussed below.

           Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statement will not be prevented or detected on a timely basis. Management identified a material weakness in our internal control over financial reporting due to a deficiency in our review control over cash flows from investments within the statements of cash flows in accordance with applicable accounting guidance at the three months ended June 30, 2023 and September 30, 2023 and at the year-end December 31, 2023. Therefore, the Company has an ineffective financial reporting control over the review of the statement of cash flow.  The control did not operate at a level precise enough to detect material errors in calculations and formulas and as a result did not detect material differences between the operating and investing sections of the statement of cash flow.

Remediation Plan

The Company’s management, under the oversight from the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include the development of a review checklist to ensure that we will apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.

Notwithstanding the identified material weakness, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

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