Form 10-K/A
period 2023-12-31
FutureFuel Corp.
filed 2024-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 14, 2024: 43,763,243

Explanatory Note

FutureFuel Corp. (sometimes referred to as the “Company,” “we,” “us,” or “our,” and includes our wholly-owned subsidiaries) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend and restate certain items presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2024 (the “Original Form 10-K”). This Amendment No. 1 contains our audited restated annual financial statements as of, and for the year ended, December 31, 2023, which have been restated to correct certain errors with respect to the statement of cash flows included in the Original Form 10-K, as described in further detail below. In addition, we have filed an amendment (the “Form 10-Q Amendments” and collectively with this Amendment No. 1, the “Amendments”) to each of the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2023 (the “Q3.2023 Form 10-Q”), and June 30, 2023 (the “Q2.2023 Form 10-Q”), respectively, to correct similar errors contained in the statements of cash flows included in each such original filing. All material restatement information that relates to these errors will be included in the Amendments.

This Amendment No. 1 also includes amendments to and restates and revises the following items of the Original Form 10-K:

•	Part I — Item 1A. Risk Factors
•	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II — Item 8. Financial Statements and Supplementary Data
•	Part II — Item 9A. Controls and Procedures
•	Part IV — Item 15. Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications specified in Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. This Amendment No. 1 also contains an opinion with an explanatory paragraph report of RSM US LLP (“RSM”), the Company’s independent registered public accounting firm, on the financial statements for year ended December 31, 2023, an explanatory paragraph of RSM’s opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and a new consent of RSM.

Other than as described above, this Amendment No. 1 does not reflect adjustments for events occurring after the filing of the Original Form 10-K except to the extent that they are otherwise required to be included and discussed herein. See below for a detailed discussion of the effect of the restatement on the financial statements included in this Amendment No. 1.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 contains only the items and exhibits to the Original Form 10-K that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the Original Form 10-K remains unchanged. This Amendment No. 1 continues to describe the conditions as of the date of the Original Form 10-K, and except as contained herein, we have not updated or modified the disclosures contained in the Original Form 10-K to reflect any events that have occurred after the Original Form 10-K. Accordingly, forward-looking statements included in this Amendment No. 1 may represent management’s views as of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings.

Background of the Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 10, 2024, management and the audit committee (the “Audit Committee”) of the Board of Directors of the Company, after consultation with RSM, determined on May 8, 2024, that certain of its previously issued financial statements, specifically its previously-issued statements of cash flows: (i) for the year ended December 31, 2023, included in the Original Form 10-K; (ii) for the nine months ended September 30, 2023, included in the Q3.2023 Form 10-Q; and (iii) for the six months ended June 30, 2023, included in the Q2.2023 Form 10-Q, contained errors, should no longer be relied on and should be corrected by restating the affected statements of cash flows by filing the Amendments. The consolidated balance sheets, consolidated statements of operations and comprehensive income and consolidated statements of stockholders’ equity included in the consolidated financial statements in this Amendment No. 1, and, other than the addition of Note 25 related to this restatement, the accompanying notes to such financial statements, were not affected by this error.

The restated financial statements contained in this Amendment No. 1 correct the following errors:

The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the year ended December 31, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statement of stockholders’ equity as of and for the year ended December 31, 2023.  Further, in this Amendment No. 1, the Company has included supplemental information regarding the restatement in Note 25, Restatement, to the consolidated financial statements.

Internal Control Considerations

Management has reassessed its evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2023 as further described in Part II, Item 9A of this Amendment No. 1, and concluded that a material weakness existed and that internal control over financial reporting was not effective as of December 31, 2023.

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

Updated Risk Factor in this Amendment No. 1

The following risk factor, which relates to the matters discussed in the Explanatory Note, has been amended and restated in this Amendment No. 1. The remainder of Item 1A. Risk Factors, has not been updated to reflect developments since the filing of the Original Form 10-K. All Risk Factors not updated should be read in light of the of the information presented below.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2023, September 30, 2023 and June 30, 2023, and continuing as of the date hereof which was correctly presented but had not been fully remediated, that resulted in a restatement of certain of our statements of cash flows. If we are not able to remediate this material weakness or otherwise fail to maintain effective internal control over financial reporting, we might not be able to report our financial results accurately or prevent fraud; in that case, our stockholders could lose confidence in our financial reporting, which would harm our business and could negatively impact the value of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. As disclosed in this Amendment No. 1, we have identified a material weakness in our internal control over financial reporting, which existed as of December 31, 2023, September 30, 2023 and June 30, 2023. This error was the result of review controls of the cash flow statement which did not operate as designed and as such resulted in these errors. The Company has determined that the error did not have an impact on the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of income and comprehensive income, or its consolidated statement of changes in stockholders’ equity as previously reported.

This material weakness resulted in the errors described in the Explanatory Note and Background of the Restatement. We have commenced efforts to remediate the material weakness as described in more detail in Part II, Item 9A. Controls and Procedures in this Amendment No. 1. However, this material weakness will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. Our efforts to remediate this material weakness may be time consuming and costly. We cannot provide assurance that such efforts will ultimately have the intended effect. If we fail to remediate the existing material weakness or we or our independent registered public accounting firm discover additional material weaknesses, the value of our stock and our business could be harmed. As a result of the material weakness and the restatement of certain of our statements of cash flows, we may face litigation or regulatory investigations that could have a material adverse effect on the Company and its business and results of operations.

Further, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

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

PART II

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

Effect of Restatement

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects correction of the errors described in the Explanatory Note with respect to the statement of cash flows included in the Original Form 10-K. For additional information and a detailed discussion of the corrected errors, refer to the Explanatory Note and the Background of the Restatement. See also Part I, Item 1. Business included in the Original Form 10-K for additional information on our business.

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

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Years ended December 31:
	(Restated)
	2023	2022*
Net cash provided by operating activities	$21,299	$52,451
Benefit for deferred income taxes	-	1,822
Interest and dividend income	(9,577)	(4,870)
Income tax provision (benefit)	1	(1,473)
Changes in operating assets and liabilities, net	24,143	(20,168)
Other non-operating (income) expense	(883)	1
Adjusted EBITDA*	$34,983	$27,763

*Adjusted EBITDA for 2022 has been restated to be consistent with 2023 reporting. Adjusted EBITDA in both years excludes the impact from unrealized gains or losses on derivatives.  Realized gains and losses are included in Adjusted EBITDA in both 2022 and 2023.

Results of Operations

Consolidated

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022	$	%	2022	2021	$	%

Sales	$368,250	$396,014	$(27,764)	(7.0)%	$396,014	$321,386	$74,628	23.2%
Volume/product mix effect			$45,350	11.5%			$(30,301)	(9.4)%
Price effect			$(73,114)	(18.5)%			$104,929	32.6%

Gross profit	$40,979	$28,993	$11,986	41.3%	$28,993	$23,537	$5,456	23.2%
Operating expense	$13,611	$11,447	$2,164	18.9%	$11,447	$10,639	$808	7.6%
Other (income) expense	$(10,015)	$3,808	$(13,823)	NA	$3,808	$(3,032)	$6,840	NA
Pretax income	$37,383	$13,738	$23,645	172.1%	$13,738	$15,930	$(2,192)	(13.8)%
Income tax provision (benefit)	$1	$(1,473)	$1,474	NA	$(1,473)	$(10,325)	$8,852	(85.7)%
Net income	$37,382	$15,211	$22,171	145.8%	$15,211	$26,255	$(11,044)	(42.1)%

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

The Company’s unrecognized tax benefit totaled $0 at December 31, 2022 and 2021.

Chemicals Segment

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022	$	%	2022	2021	$	%

Sales	$79,333	$80,893	$(1,560)	(1.9)%	$80,893	$67,542	$13,351	19.8%
Volume/product mix effect			356	0.4%			(1,137)	(1.7)%
Price effect			(1,916)	(2.4)%			14,488	21.5%

Gross profit	$29,936	$25,645	$4,291	16.7%	$25,645	$13,970	$11,675	83.6%

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

Biofuel Segment

	2023 Compared to 2022:				2022 Compared to 2021:
			Change				Change
(Dollars in thousands)	2023	2022	$	%	2022	2021	$	%

Sales	$288,917	$315,121	$(26,204)	(8.3)%	$315,121	$253,844	$61,277	24.1%
Volume/product mix effect			44,994	14.3%			(29,164)	(11.5)%
Price effect			(71,198)	(22.6)%			90,441	35.6%

Gross profit	$11,043	$3,348	$7,695	229.8%	$3,348	$9,567	$(6,219)	(65.0)%

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

(Dollars in thousands)

	2023	2022	2021
Net cash provided by operating activities	$21,299	$52,451	$44,084
Net cash provided by (used in) investing activities	$33,022	$(3,829)	$14,993
Net cash used in financing activities	$(10,517)	$(10,503)	$(119,678)

Operating Activities

Cash provided by operating activities decreased in 2023 to $21,299 from $52,451 in 2022, a net decrease of $31,152. This decrease was attributed to the change in (i) accounts payable, including accounts payable - related parties, of $27,928, (ii) fair value of equity securities of $11,414 with the sale of marketable securities, (iii) income taxes receivable of $7,782, and (iv) inventory of $6,379. Partially offsetting the decrease in cash from operations was the increase of $22,171 in net income in 2023 compared to 2022.

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

Investing Activities

Cash provided by investing activities was $33,022 in 2023 compared to cash used by investing activities of $3,829 in 2022 for a net increase in cash of $36,851. This increase was primarily attributable to the sale of marketable securities in 2023 of $37,701 compared to sales of marketable securities in 2022 of $1,292. Increased capital expenditures decreased cash from investing activities by $1,244.

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 14, 2024 (May 10, 2024, as to the effects of the material weakness described in Management’s Annual Report on Internal Control over Financial Reporting (as revised) related to the restatement as described in Note 25 to the consolidated financial statements) expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Restatement of Financial Statements

As discussed in Note 25 to the financial statements, the 2023 financial statements have been restated to correct a misstatement.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Deferred income tax asset valuation allowance relating to the account balances Noncurrent deferred income tax liability and Income tax benefit – see also Note 1 and Note 15 to the consolidated financial statements.

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

Our audit procedures related to the Company’s income tax valuation allowance included the following, among others:

●

We obtained an understanding of the relevant controls over management’s accounting for the income tax valuation allowance, and their related financial reporting disclosures and tested such controls for design and operating effectiveness as of December 31, 2023.

●	We obtained management’s calculation of the income tax valuation allowance, including the sources of projected taxable income.

●	We tested the mathematical accuracy of management’s calculations.

●	With the assistance of our income tax subject matter specialists, we performed the following procedures:
-

We evaluated the appropriateness of management’s decision to not rely on projections of future taxable income due to the three-year history of cumulative income tax losses and the Company’s related income tax policy.

-

We evaluated management’s considerations of both positive and negative evidence regarding other sources of taxable income, including any relevant tax planning strategies and reversal patterns of deferred tax liabilities into taxable income.

-	We considered relevant tax laws and regulations in evaluating the appropriateness of management’s estimates of future sources of taxable income.
-	We evaluated management’s conclusion that the valuation allowance sufficiently reduces the amount of the deferred tax assets to an amount that is more likely than not to be realized.

/s/RSM US LLP

We have served as the Company's auditor since 2019.

St Louis, Missouri

March 14, 2024 (May 10, 2024, as to the effects of the restatement discussed in Note 25 of the consolidated financial statements)

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

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

	2023 (Restated)	2022	2021
Cash flows from operating activities
Net income	$37,382	$15,211	$26,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,348	10,454	10,452
Amortization of deferred financing costs	101	95	95
Benefit for deferred income taxes	-	(1,822)	(10,454)
Change in fair value of equity securities	(3,117)	8,297	904
Change in fair value of derivative instruments	(1,878)	(343)	609
Loss (gain) on the sale of investments	2,543	248	(834)
Stock based compensation	-	46	-
Loss on disposal of property, plant, and equipment	29	64	11
Impairment of intangible asset	-	-	1,315
Noncash interest expense	34	33	32
Changes in operating assets and liabilities:
Accounts receivable	(2,208)	3,118	(7,929)
Accounts receivable – related parties	5	52	1,368
Inventory	(6,217)	162	6,969
Income tax receivable	19	7,801	7,908
Prepaid expenses	(652)	(106)	379
Prepaid expenses – related party	-	(8)	(4)
Other assets	837	799	732
Accounts payable	(6,493)	13,790	2,095
Accounts payable – related parties	(7,757)	(112)	6,927
Accrued expenses and other current liabilities	(719)	(948)	870
Accrued expenses and other current liabilities – related parties	(1)	-	1
Deferred revenue	(2,418)	(4,055)	(2,931)
Other noncurrent liabilities	1,461	(325)	(686)
Net cash provided by operating activities	21,299	52,451	44,084
Cash flows from investing activities
Collateralization of derivative instruments	1,343	(404)	(750)
Purchase of marketable securities	-	-	(23,546)
Proceeds from the sale of marketable securities	37,701	1,292	40,652
Proceeds from the sale of property, plant, and equipment	-	61	-
Proceeds from the sale of intangible assets	-	-	93
Capital expenditures	(6,022)	(4,778)	(1,456)
Net cash provided by (used in) investing activities	33,022	(3,829)	14,993
Cash flows from financing activities
Minimum tax withholding on stock options exercised	-	-	(3)
Deferred financing costs	(14)	-	-
Proceeds from the issuance of stock	-	-	231
Payment of dividends	(10,503)	(10,503)	(119,906)
Net cash used in financing activities	(10,517)	(10,503)	(119,678)
Net change in cash and cash equivalents	43,804	38,119	(60,601)
Cash and cash equivalents at beginning of period	175,640	137,521	198,122
Cash and cash equivalents at end of period	$219,444	$175,640	$137,521

Cash paid for interest	$-	$3	$47
Cash paid for income taxes	$20	$69	$83
Noncash investing and financing activities:
Noncash capital expenditures included in accounts payable	$333	$208	$364
Noncash operating leases	$-	$707	$269
Dividends payable	$10,503	$10,503	$-

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

25.	Restatement

The Company identified a correction required to be made to its consolidated statements of cash flows for the year ended December 31, 2023.  The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the consolidated statement of cash flows for the year ended December 31, 2023. The correction does not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of income and comprehensive income, or its consolidated statements of changes in stockholders’ equity as of or for the year ended December 31, 2023.

A summary of the impact on the consolidated statement of cash flows is as follows:

	For the Year Ended December 31, 2023
	As Originally Reported	Adjustment	As Restated
Cash flows from operating activities:
Other assets	$3,523	$(2,686)	$837
Net cash provided by operating activities	$23,985	$(2,686)	$21,299
Cash flows from investing activities:
Collateralization of derivative instruments	$(1,343)	$2,686	$1,343
Net cash provided by (used in) investing activities	$30,336	$2,686	$33,022

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer concluded at the time the Original Form 10-K was filed that these disclosure controls and procedures as of December 31, 2023 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, because of a material weakness in our internal control over financial reporting discussed below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded at the time the Original Form 10-K was filed that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria. Subsequent to that assessment, management identified a material weakness in internal controls as described below. Consequently, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Management identified a material weakness in our internal control over financial reporting at each of June 30, 2023, September 30, 2023, and December 31, 2023, due to a deficiency in our review control in accordance with applicable accounting guidance over cash flows from investments within the statements of cash flows for the six months ended June 30, 2023, for the nine months ended September 30, 2023 and for the year ended December 31, 2023. Therefore, the Company has an ineffective financial reporting control over the review of the statement of cash flows.  The control did not operate at a level precise enough to detect material errors in calculations and formulas and as a result did not detect material differences between the operating and investing sections of the statement of cash flows.

Remediation Plan

The Company’s management, under the oversight of the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include the development of a review checklist to ensure that the Company applies the applicable accounting guidance under ASC 230, Statement of Cash Flows.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Notwithstanding the identified material weakness described above, management believes that the consolidated financial statements included in this Amendment No. 1 present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited FutureFuel Corp. and its subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company and our report dated March 14, 2024 (May 10, 2024, as to the restatement described in Note 25 to the consolidated financial statements) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the restatement.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

The Company has an ineffective financial reporting control over the review of the statement of cash flows.

The control did not operate at a level precise enough to detect material errors in calculations and formulas and as a result did not detect material differences between the operating and investing sections of the statement of cash flows.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 14, 2024 (May 10, 2024, as to the restatement described in Note 25 to the consolidated financial statements) on those financial statements.

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

/s/RSM US LLP

St. Louis, Missouri

March 14, 2024 (May 10, 2024, as to the restatement described in Note 25 to the consolidated financial statements)

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

10.1.

Registrar Agreement dated June 27, 2008 between FutureFuel Corp. and Computershare Investor Services (Channel Islands) Limited (incorporated by reference to Exhibit No. 10.2 to Form 10-K filed March 16, 2009)

10.2.

Storage and Thruput Agreement dated November 1, 2006 between FutureFuel Chemical Company and Center Point Terminal Company (incorporated by reference to Exhibit No. 10.4 to Form 10 filed April 24, 2007)

10.3

Commodity Trading Advisor Agreement dated November 1, 2006 between FutureFuel Chemical Company and Apex Oil Company, Inc., as amended (incorporated by reference to Exhibit No. 10.5 to Form 10 filed April 24, 2007 and Exhibit No. 10.3 to Form 10-Q filed August 10, 2015)

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

10.7

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 8, 2020)

10.8

Amended and Restated Pledge and Security Agreement dated as of March 30, 2020 among the Obligors party thereto and Regions Bank, in its capacity as collateral agent (incorporated by reference to Exhibit 10.21 to Form 10-Q filed May 8, 2020)

10.9

First Amendment to Amended and Restated Credit Agreement, dated as of March 1, 2023, by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank as administrative agent and collateral agent (incorporated by reference to Exhibit 10.10 to Form 10-K filed March 14, 2023).

19.1	FutureFuel Corp. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed March 14, 2024)

21.1	Subsidiaries of FutureFuel Corp. (incorporated by reference to Exhibit 21 to Form 10-K filed March 14, 2024)

23.1	Consent of RSM US LLP

31.1	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of chief executive officer and principal financial officer

97.1	FutureFuel Corp. Clawback Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed March 14, 2024)

101.1	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

By: /s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer