Form 10-Q
period 2024-03-31
FutureFuel Corp.
filed 2024-05-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2024: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$201,122	$219,444
Accounts receivable, inclusive of the blenders’ tax credit of $8,294 and $11,381, and net of allowances for expected credit losses of $41 and $55, respectively	24,359	28,406
Accounts receivable – related parties	8	1
Inventory	56,097	32,978
Income tax receivable	1,935	1,940
Prepaid expenses	3,197	4,346
Prepaid expenses – related parties	12	12
Other current assets	2,570	3,419
Total current assets	289,300	290,546
Property, plant and equipment, net	72,572	72,711
Other assets	3,513	3,824
Total noncurrent assets	76,085	76,535
Total Assets	$365,385	$367,081
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890	$16,628	$22,178
Accounts payable – related parties	42	42
Deferred revenue – current	3,458	3,863
Dividends payable	117,285	10,503
Accrued expenses and other current liabilities	7,112	4,758
Total current liabilities	144,525	41,344
Deferred revenue – non-current	12,114	12,570
Noncurrent deferred income taxes	626	-
Other noncurrent liabilities	3,296	3,287
Total noncurrent liabilities	16,036	15,857
Total liabilities	160,561	57,201
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 shares issued and outstanding as of March 31, 2024 and December 31, 2023	4	4
Additional paid in capital	204,820	282,489
Retained earnings	-	27,387
Total stockholders’ equity	204,824	309,880
Total Liabilities and Stockholders’ Equity	$365,385	$367,081

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$58,281	$74,161
Revenue – related parties	-	20
Cost of goods sold	52,704	51,936
Cost of goods sold – related parties	15	10
Distribution	497	558
Distribution – related parties	58	54
Gross profit	5,007	21,623
Selling, general, and administrative expenses
Compensation expense	987	1,138
Other expense	763	1,009
Related party expense	153	153
Research and development expenses	906	1,072
Total operating expenses	2,809	3,372
Income from operations	2,198	18,251
Interest and dividend income	2,800	2,336
Interest expense	(35)	(33)
Gain on marketable securities	-	533
Other (expense) income	(1)	1
Other income (expense), net	2,764	2,837
Income before taxes	4,962	21,088
Income tax provision	632	7
Net income	$4,330	$21,081

Earnings per common share
Basic	$0.10	$0.48
Diluted	$0.10	$0.48
Weighted average shares outstanding
Basic	43,763,243	43,763,243
Diluted	43,763,243	43,766,536

Comprehensive income
Net income	$4,330	$21,081
Other comprehensive income from unrealized net gains on available-for-sale debt securities	-	22
Income tax effect	-	(5)
Total other comprehensive income, net of tax	-	17
Comprehensive income	$4,330	$21,098

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2024
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	-	22	-	22
Net income	-	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$-	$204,820	$-	$204,824

	For the Three Months Ended March 31, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,330	$21,081
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,615	2,551
Amortization of deferred financing costs	26	24
Provision (benefit) for deferred income taxes	626	(5)
Change in fair value of equity securities	-	(533)
Change in fair value of derivative instruments	2,274	(4,902)
Stock based compensation	22	-
Noncash interest expense	9	8
Changes in operating assets and liabilities:
Accounts receivable	4,047	277
Accounts receivable – related parties	(7)	-
Inventory	(23,119)	(42,473)
Income tax receivable	5	23
Prepaid expenses	1,149	525
Other assets	72	(5,165)
Accounts payable	(5,753)	413
Accounts payable – related parties	-	25
Accrued expenses and other current liabilities	2,354	(270)
Accrued expenses and other current liabilities – related parties	-	(1)
Deferred revenue	(861)	(1,274)
Other noncurrent liabilities	-	(114)
Net cash used in operating activities	(12,211)	(29,810)
Cash flows from investing activities
Collateralization of derivative instruments	(1,212)	4,327
Capital expenditures	(2,273)	(2,459)
Net cash (used in) provided by investing activities	(3,485)	1,868
Cash flows from financing activities
Payment of dividends	(2,626)	(2,626)
Deferred financing costs	-	(14)
Net cash used in financing activities	(2,626)	(2,640)
Net change in cash and cash equivalents	(18,322)	(30,582)
Cash and cash equivalents at beginning of period	219,444	175,640
Cash and cash equivalents at end of period	$201,122	$145,058

Cash dividends declared in the current period, not paid	$109,408	$7,877
Noncash investing and financing activities:
Noncash capital expenditures	$536	$258

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share and per gallon amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. (“FutureFuel” or “the Company”) in accordance and consistent with the accounting policies stated in the Company's 2023 Annual Report on Form 10-K, inclusive of the audited consolidated financial statements and should be read in conjunction with these consolidated financial statements.

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

Recently Adopted Accounting Standards

No new accounting standards have been adopted recently.

Issued Accounting Standards Not Yet Adopted

In  December 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

In  November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures, which aims to improve disclosures about a public entity’s reportable segments.  This update addresses requests from investors for more detailed information about a reportable segment’s expenses in order to improve understanding of a public entity’s business activities, overall performance, and potential future cash flows.  The amendments in this ASU require public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. This update does not change how an entity identifies or aggregates its reportable segments or how it applies the quantitative thresholds to determine them. This update is effective for fiscal years beginning after  December 15, 2023, and interim periods within those fiscal years starting after  December 15, 2024. This ASU must be applied retrospectively to all prior periods presented. Management is currently evaluating the impact of the changes required by this new standard on the Company's financial statements and related disclosures for the year ending December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

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

Additionally, small agri-biodiesel producers with production capacity not in excess of 60 million gallons are eligible for an additional tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company is eligible for this credit as part of the tax provision.

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
(Dollars in thousands, except per share and per gallon amounts)
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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  March 31, 2024 and  December 31, 2023 consist of unbilled revenue from one customer and cash due from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 for the three months ended March 31, 2024 and 2023. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $806 and $1,219 for the three months ended March 31, 2024 and 2023, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$14,521	$15,897
Contract assets, included in accounts receivable	1,544	1,128
Contract liabilities, included in deferred revenue - short-term	3,251	3,656
Contract liabilities, included in deferred revenue - long-term	8,917	9,318

*Exclusive of the BTC of $8,294 and $11,381, respectively, and net of allowances for expected credit losses of $41 and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2024, approximately $12,168 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts ranging from two to four years. Approximately 27% of this revenue is expected to be recognized over the next 12 months, and 73% is expected to be recognized over the subsequent 33 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less; and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2024	2023
Contract revenue from customers with > one-year arrangements	$9,240	$10,465
Contract revenue from customers with < one-year arrangements	48,986	63,661
Revenue from non-contractual arrangements	55	55
Total revenue	$58,281	$74,181

Timing of revenue:

	Three Months Ended March 31,
	2024	2023
Bill-and-hold revenue	$11,644	$10,590
Non-bill-and-hold revenue	46,637	63,591
Total revenue	$58,281	$74,181

As of March 31, 2024 and  December 31, 2023, $3,291 and $4,317 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2024	December 31, 2023
At average cost (approximates current cost)
Finished goods	$18,057	$16,235
Work in process	733	611
Raw materials and supplies	43,680	25,532
	62,470	42,378
LIFO reserve	(6,373)	(9,400)
Total inventory	$56,097	$32,978

No liquidation occurred in the three months ended March 31, 2024 and 2023.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

5)	DERIVATIVE INSTRUMENTS

The Company records all derivative instruments at fair value. Fair value is determined by using the closing prices of the derivative instruments on the New York Mercantile Exchange at the end of an accounting period. Changes in the fair value of derivative instruments are recognized at the end of each accounting period and recorded in the statements of operations and comprehensive income as a component of cost of goods sold. These instruments use inputs considered Level 1 holdings.

Fair value accounting pronouncements include a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of FutureFuel. Unobservable inputs are inputs that reflect FutureFuel’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The hierarchy is broken down into three levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2024 or 2023. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Realized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a loss of $3,464 (realized loss of $1,190) for the three months ended March 31, 2024, and a gain of $8,307 (realized gain of $3,405) for the three months ended March 31, 2023.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	(Liability) Asset
	March 31, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	232	$(538)	354	$1,736

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,957 and $745 at March 31, 2024 and  December 31, 2023, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	MARKETABLE SECURITIES

At  March 31, 2024 and December 31, 2023, FutureFuel held no marketable equity and trust preferred (debt) securities.

The change in the fair value of marketable equity securities (preferred and other equity instruments) for the three months ended March 31, 2023 was a gain of $533, in accordance with ASC 321.  There was no change for the three months ended March 31, 2024.

7)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2024	December 31, 2023
Refundable deposit	$4,000	$-
Accrued employee liabilities	1,521	2,179
Accrued property, franchise, motor fuel and other taxes	1,027	1,346
Lease liability, current	281	389
Other	283	844
Total	$7,112	$4,758

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	BORROWINGS

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

There were no borrowings under the Credit Agreement at March 31, 2024 or December 31, 2023.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

9)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2024	2023
Income tax provision	$632	$7
Effective tax rate	12.7%	0.0%

The Company’s income tax provision for the three months ended March 31, 2024 comprises primarily an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on the Company's 2023 tax losses are more likely than not to be realized.  The three-month period in 2023 similarly reflected immaterial state taxes and miscellaneous items.

10)	EARNINGS PER SHARE

In the three months ended March 31, 2024 and 2023, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$4,330	$21,081
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	3,293
Weighted average shares outstanding – diluted	43,763,243	43,766,536

Basic earnings per share	$0.10	$0.48
Diluted earnings per share	$0.10	$0.48

For the three months ended March 31, 2024 and 2023, 44,000 and 40,707 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

12)	SEGMENT INFORMATION

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

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at its Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); and biodiesel production byproducts. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and, from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of March 31, 2024, FutureFuel held 2.0 million of RINs with a fair market value of $1,624 and no cost. Comparatively, at March 31, 2023, FutureFuel held no RINs.  These fair values are considered Level 1 inputs.

Summary of business by segment

	Three Months Ended March 31,
	2024	2023
Revenue
Custom chemicals	$15,427	$16,620
Performance chemicals	2,632	5,261
Chemical revenue	18,059	21,881
Biofuel revenue	40,222	52,300
Total Revenue	$58,281	$74,181

Segment gross profit
Chemical	$4,021	$8,623
Biofuel	986	13,000
Total gross profit	$5,007	$21,623

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

13)	LEGAL MATTERS

From time to time, FutureFuel and its subsidiaries are parties to, or targets of, lawsuits, claims, investigations, regulatory matters, and proceedings, which are being handled and defended in the ordinary course of business. While FutureFuel is unable to predict the outcomes of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

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

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of March 31, 2024, we held 2.0 million D4 and D6 RINs with a fair market value of $1,624. Comparatively, as of March 31, 2023, FutureFuel held no inventory.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2024	2023*	Change	Change
Revenue	$58,281	$74,181	$(15,900)	(21)%
Income from operations	$2,198	$18,251	$(16,053)	(88)%
Net income	$4,330	$21,081	$(16,751)	(79)%
Earnings per common share:
Basic	$0.10	$0.48	$(0.38)	(79)%
Diluted	$0.10	$0.48	$(0.38)	(79)%
Adjusted EBITDA*	$7,108	$15,900	$(8,792)	(55)%

* Adjusted EBITDA for the three months of 2023 has been restated to be consistent with 2024 reporting. Adjusted EBITDA in both years excludes the impact from unrealized gains or losses on derivatives. Realized gains and losses are included in Adjusted EBITDA in both 2023 and 2024.

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

Additionally, we held marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments during the three months ended March 31, 2023, but sold all marketable security investments during the three months ended June 30, 2023. The realized and unrealized gains and losses on these marketable securities fluctuated from period to period. We included this item as an adjustment in the prior year period as we believed it provided a relevant indicator of the underlying performance of our business.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023*
Net income	$4,330	$21,081
Depreciation	2,615	2,551
Non-cash stock-based compensation	22	-
Interest and dividend income	(2,800)	(2,336)
Non-cash interest expense and amortization of deferred financing costs	35	32
Unrealized loss (gain) on derivative instruments	2,274	(4,902)
Gain on marketable securities	-	(533)
Income tax provision	632	7
Adjusted EBITDA*	$7,108	$15,900

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2024	2023*
Net cash used in operating activities	$(12,211)	$(29,810)
Deferred income taxes, net	(626)	5
Interest and dividend income	(2,800)	(2,336)
Income tax provision	632	7
Change in operating assets and liabilities, net	22,113	48,034
Adjusted EBITDA*	$7,108	$15,900

* Adjusted EBITDA restated for the three months of 2023 has been restated to be consistent with 2024 reporting. Adjusted EBITDA in both years excludes the impact from unrealized gains or losses on derivatives. Realized gains and losses are included in Adjusted EBITDA in both 2023 and 2024.

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2024	2023	Amount	%

Revenues	$58,281	$74,181	$(15,900)	(21.4)%
Volume/product mix effect			(1,452)	(2.0)
Price effect			(14,448)	(19.5)

Gross profit	5,007	21,623	(16,616)	(76.8)
Operating expenses	(2,809)	(3,372)	563	(16.7)
Other income (expense), net	2,764	2,837	(73)	(2.6)
Income tax provision	632	7	625	8928.6
Net income	$4,330	$21,081	$(16,751)	(79.5)%

Consolidated revenue in the three months ended March 31, 2024 decreased $15,900 compared to the three months ended March 31, 2023. Relative to the three-month comparative period, net sales decreased $11,942 in the biofuel segment on lower average prices. Largely contributing to this reduced price was a significant drop in RIN prices following the EPA’s renewable fuel volume requirements release in the second quarter of 2023. Sales revenue was also lower in the chemical segment on both sales volumes and price from chemicals used in the industrial intermediate and additives for energy markets. Production and sales volumes were negatively impacted by extreme winter weather experienced during the three-month period ended March 31, 2024. Partially improving chemical sales was favorable product mix and revenue from new custom chemical contracts.

Gross profit in the three months ended March 31, 2024 decreased $16,616 as compared to the same period of 2023, from: (i) the narrowing of the spread in biofuel price and feedstock price (inclusive of the effect of the RIN price decline); (ii) the change in the activity in derivative instruments with a realized loss of $1,190 in the current three-month period as compared to a realized gain of $3,405 in the same three months of the prior year; (iii) the change in the mark-to-market derivative position which was an unrealized loss of $2,274 as compared to an unrealized gain of $4,902 in the three months ended March 31, 2024 and 2023, respectively; and (iv) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. The adjustment in item (iv) increased gross profit $3,027 in the three months ended March 31, 2024 as compared to $3,783 in 2023. The contrasting results in items (i) and (ii) reflect the impact of price movements in the biodiesel market during the course of each year compared to when we committed to our feedstock acquisition. In addition, gross profit was negatively impacted in the three-month period ended March 31, 2024 by higher costs resulting from the impact of extreme winter weather.

Operating expenses

Operating expenses decreased $563 in the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was from reduced compensation, legal, and research and development expenses.

Other income (expense), net

Other income (expense) decreased income a net $73 in the three months ended March 31, 2024, as compared to the same period of 2023. In the current three-month period, interest income was $2,800 as compared to dividend and interest income of $2,336 and a gain of $533 on marketable securities in the same period of 2023.

Income tax provision

The Company’s income tax provision for the three months ended March 31, 2024 comprises primarily an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses have been recognized, reflecting management’s determination that none of the net deferred tax assets generated on the Company's 2023 tax losses are more likely than not to be realized.  The three-month period in 2023 similarly reflected immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

Chemical Segment

	Three Months Ended March 31,
			Change
	2024	2023	Amount	%

Revenues	$18,059	$21,881	$(3,822)	(17.5)%
Volume/product mix effect			(1,316)	(6.0)
Price effect			(2,506)	(11.5)

Gross profit	$4,021	$8,623	$(4,602)	(53.4)%

Chemical revenue in the three months ended March 31, 2024 decreased 17.5% or $3,822 compared to the same period of 2023. Revenue for our custom chemicals for the three months ended March 31, 2024 totaled $15,427, a decrease of $1,193 from the same period in 2023 from reduced sales volumes of chemicals sold into the energy market. Partially offsetting these reductions were sales from increased volumes of chemicals sold into the automotive coatings market as well as sales of two new contracts in the agricultural market. Performance chemicals revenue was $2,632, a decrease of $2,629 from the three months ended March 31, 2023. This decrease was mostly from lower sales of glycerin as markets softened on increased imports. Production and sales volumes for the segment were negatively impacted by extreme winter weather experienced during the three-month period ended March 31, 2024.

Gross profit for the chemical segment for the three months ended March 31, 2024, decreased $4,602 when compared to the same period of 2023. This decrease was primarily from: (i) reduced sales volumes as noted above, and (ii) impact of higher costs from extreme winter weather experienced in the current period.

Biofuel Segment

	Three Months Ended March 31,
			Change
	2024	2023	Amount	%

Revenues	$40,222	$52,300	$(12,078)	(23.1)%
Volume/product mix effect			(136)	(0.3)
Price effect			(11,942)	(22.8)

Gross profit	$986	$13,000	$(12,014)	(92.4)%

Biofuels revenue in the three months ended March 31, 2024 decreased $12,078 as compared to the same period of 2023. This decrease primarily resulted from a 23% reduction in the average price of fuel sold. The lower prices were driven in part by the reduction in D4 RIN prices which fell following the EPA’s proposed rule issued June 21, 2023. In addition, production and sales volumes were negatively impacted by extreme winter weather experienced during the three-month period ended March 31, 2024.

A significant portion of our biodiesel sold was to four major refiners/blenders in the three months ended March 31, 2024 and 2023. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $986 in the three months ended March 31, 2024, a decrease in gross profit of $12,014 from the comparative period. This decrease primarily resulted from the change in the activity of derivative instruments with a realized loss of $1,190 as compared to a realized gain of $3,405 in the same three months of the prior year. Also decreasing gross losses was the change in the mark-to-market derivative position which was an unrealized loss of $2,274 as compared to an unrealized gain of $4,902 in the same three months of the prior year. In addition, gross profit was negatively impacted in the three-month period ended March 31, 2024 by lower RIN prices and higher costs resulting from extreme winter weather.

For our derivative activity, we recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. The realized and unrealized derivative gains and losses are recorded as cost of goods sold. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges primarily due to the extensive record keeping requirements.

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	(Liability) Asset
	March 31, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	232	$(538)	354	$1,736

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers. Certain long-term contracts had upfront non-cancellable payments considered material rights. The Company applied the renewal option approach in allocating the transaction price to the material rights. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Estimated amortization is updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Note 3 to our consolidated financial statements.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2024 and 2023 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $11,644 and $10,590 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, $3,291 and $4,317 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2024 and 2023 are set forth in the following table.

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(12,211)	$(29,810)
Net cash (used in) provided by investing activities	(3,485)	1,868
Net cash used in financing activities	(2,626)	(2,640)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $12,211 in the three months ended March 31, 2024 as compared to $29,810 in the same period of 2023. This decrease in cash used was primarily attributable to the change in inventory resulting in less cash used of $19,354, the change in the fair value of derivative instruments of $7,176, and the change in other assets of $5,237. Partially offsetting these cash inflows was the reduction in net income of $16,751, and the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $6,191, primarily from the timing of vendor payments.

Investing Activities

Cash used in investing activities was $3,485 in the three months ended March 31, 2024 as compared to cash provided by investing activities of $1,868 in the three months ended March 31, 2023. This $5,353 decrease in cash was primarily due to an increase in the collateralization of derivative instruments of $5,539.

Financing Activities

Cash used in financing activities was $2,626 and $2,640 in the three months ended March 31, 2024 and 2023, respectively, primarily for payments of dividends on our common stock.

Credit Facility

We have a credit agreement, as amended on March 30, 2020, with a syndicated group of commercial banks for $100,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on March 30, 2025. See Note 8 to our consolidated financial statements for additional information regarding our credit agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

In the first quarter of 2024 we declared a special dividend of $2.50 per share on our common stock which amounted to $109,408. The special dividend had a record date of March 26, 2024 and a payment date of April 9, 2024. In the first quarter of 2024 and 2023, we paid a regular quarterly cash dividend of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in each of the quarters of 2024 and 2023. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2023 and December 31, 2022, respectively.

Capital Management

As a result of our initial equity offering, our subsequent positive operating results, the exercise of warrants, and the issuance of shares in our at-the-market offering, we accumulated excess working capital. Some of this excess working capital has been paid out as special and regular cash dividends. Additionally, regular dividends will be paid in 2024, as previously reported. Third parties have not placed significant restrictions on our working capital management decisions.

A significant portion of these funds was held in cash or cash equivalents at multiple financial institutions such as depositary accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2024 and December 31, 2023. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors or they meet the normal purchase and normal sales exception of ASC Topic 815, Derivatives and Hedging. These hedging transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2024 or December 31, 2023 because they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts expressed as numbers in these Market Risk Disclosures are in thousands (except per share amounts).

In recent years, general economic inflation has not had a material adverse impact on our profit and, as described elsewhere herein, we have passed some price increases along to our customers. However, we are subject to certain market risks as described below.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2024 or 2023. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2024 and December 31, 2023, the fair value of our derivative instruments was a net liability of $538 and a net asset of $1,736, respectively.

Our gross profit will be impacted by the prices we pay for raw materials and conversion costs (costs incurred in the production of chemicals and biofuels) for which we do not possess contractual market price adjustment protection. These items are principally composed of yellow grease, used cooking oil, and cottonseed oil. The availability and price of these items are subject to fluctuations due to unpredictable factors such as weather conditions, overall economic conditions, governmental policies, commodity markets, and global supply and demand.

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2024. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	32,851	LB	10%	1,468	29.3%
Methanol	11,877	LB	10%	188	3.7%
Electricity	27	MWH	10%	150	3.0%
Coal	11	TON	10%	114	2.3%
Sodium Methylate	2,457	LB	10%	112	2.2%
Natural Gas	308	MCF	10%	90	1.8%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2024. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at March 31, 2024 or December 31, 2023, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures at December 31, 2023 were not effective as described below to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

In the course of preparing the Company’s financial statements for the Form 10-Q, our management concluded that the following is a material weakness in internal control over financial reporting.

The Company’s historical cash flow statement for the six months ended June 30, nine months ended September 30, and twelve months ended December 31, 2023, included an error on the cash flow from the collateralization of derivative instruments. The correction relates solely to the reported amount of “Other assets” and the resulting total amount of “Net Cash Flows From Operating Activities” and the reported amount of “Collateralization of derivative instruments” and the resulting total amount of “Net Cash Flows from Investing Activities” in the respective consolidated statements of cash flows for the six months ended June 30, 2023, nine months ended September 30, 2023 and year ended December 31, 2023 (collectively, the “Correction”). The Correction did not impact the Company’s overall cash position, its consolidated balance sheets, its consolidated statements of operations and comprehensive income, or its consolidated statements of stockholders’ equity as of or for the periods ended June 30, 2023, September 30, 2023 or December 31, 2023. This error was the result of review controls of the cash flow statement which did not operate as designed.

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

Remediation Plan

To remediate this deficiency, the Company’s management, under the oversight from the Audit Committee, is implementing additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows. These review procedures include the development of a review checklist to ensure that we will apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.

Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented. We will also apply the remediation noted above to this quarter.

Changes in Internal Control over Financial Reporting

There were no changes, other than the item noted above, in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Form 10-K, Annual Report for the year ended December 31, 2023 filed with the SEC on March 14, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended March 31, 2024.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C.Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
10.1	Form of Option Agreement (incorporated by reference to Exhibit No 10.2 to Form 10-Q filed August 8, 2022).
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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