Form 10-Q
period 2024-06-30
FutureFuel Corp.
filed 2024-08-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2024: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$115,060	$219,444
Accounts receivable, inclusive of the blenders’ tax credit of $14,976 and $11,381, respectively, and net of allowances for expected credit losses of $145 and $55, respectively	33,386	28,406
Accounts receivable – related parties	8	1
Inventory, net	29,516	32,978
Income tax receivable	1,960	1,940
Prepaid expenses	2,190	4,346
Prepaid expenses – related parties	12	12
Other current assets	1,509	3,419
Total current assets	183,641	290,546
Property, plant and equipment, net	74,070	72,711
Other assets	3,474	3,824
Total noncurrent assets	77,544	76,535
Total Assets	$261,185	$367,081
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890	$11,378	$22,178
Accounts payable – related parties	42	42
Deferred revenue – current	5,000	3,863
Dividends payable	5,251	10,503
Accrued expenses and other current liabilities	11,468	4,758
Total current liabilities	33,139	41,344
Deferred revenue – non-current	9,720	12,570
Noncurrent deferred income taxes	626	-
Other noncurrent liabilities	3,305	3,287
Total noncurrent liabilities	13,651	15,857
Total liabilities	46,790	57,201
Commitments and contingencies (See Note 13)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 shares issued and outstanding as of June 30, 2024 and December 31, 2023	4	4
Additional paid in capital	204,820	282,489
Retained earnings	9,571	27,387
Total stockholders’ equity	214,395	309,880
Total Liabilities and Stockholders’ Equity	$261,185	$367,081

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30:		June 30:
	2024	2023	2024	2023
Revenue	$72,409	$85,308	$130,690	$159,469
Revenue – related parties	-	-	-	20
Cost of goods sold	62,788	92,626	115,492	144,562
Cost of goods sold – related parties	12	18	27	28
Distribution	910	1,216	1,407	1,774
Distribution – related parties	42	40	100	94
Gross profit (loss)	8,657	(8,592)	13,664	13,031
Selling, general, and administrative expenses
Compensation expense	1,061	954	2,048	2,092
Other expense	1,076	874	1,839	1,883
Related party expense	153	156	306	309
Research and development expenses	916	1,007	1,822	2,079
Total operating expenses	3,206	2,991	6,015	6,363
Income (loss) from operations	5,451	(11,583)	7,649	6,668
Interest and dividend income	1,521	1,732	4,321	4,068
Interest expense	(34)	(34)	(69)	(67)
Gain on marketable securities	-	42	-	575
Other income (expense)	2,639	(1)	2,638	-
Other income (expense), net	4,126	1,739	6,890	4,576
Income (loss) before taxes	9,577	(9,844)	14,539	11,244
Income tax provision	6	15	638	22
Net income (loss)	$9,571	$(9,859)	$13,901	$11,222

Earnings (loss) per common share
Basic	$0.22	$(0.23)	$0.32	$0.26
Diluted	$0.22	$(0.23)	$0.32	$0.26
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,763,243	43,763,243
Diluted	43,763,243	43,763,243	43,763,243	43,764,890

Comprehensive income (loss)
Net income (loss)	$9,571	$(9,859)	$13,901	$11,222
Other comprehensive (loss) income from unrealized net (losses) gains on available-for-sale debt securities	-	(20)	-	2
Income tax effect	-	4	-	(1)
Total other comprehensive (loss) income, net of tax	-	(16)	-	1
Comprehensive income (loss)	$9,571	$(9,875)	$13,901	$11,223

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2024
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	-	22	-	22
Net income	-	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$-	$204,820	$-	$204,824
Net income	-	-	-	-	9,571	9,571
Balance - June 30, 2024	43,763,243	$4	$-	$204,820	$9,571	$214,395

	For the Six Months Ended June 30, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098
Other comprehensive loss	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	(9,859)	(9,859)
Balance - June 30, 2023	43,763,243	$4	$-	$282,489	$11,730	$294,223

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$13,901	$11,222
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,760	5,155
Amortization of deferred financing costs	51	49
Provision for deferred income taxes	626	-
Change in fair value of equity securities	-	(3,117)
Change in fair value of derivative instruments	1,696	(3,259)
Stock based compensation	22	2,543
Loss on disposal of property and equipment	-	8
Noncash interest expense	18	17
Changes in operating assets and liabilities:
Accounts receivable	(4,980)	(2,369)
Accounts receivable – related parties	(7)	(1)
Inventory	3,462	(40,601)
Income tax receivable	(20)	19
Prepaid expenses	2,156	1,706
Other assets	555	(4,502)
Accounts payable	(11,649)	(6,269)
Accounts payable – related parties	-	24
Accrued expenses and other current liabilities	6,710	321
Accrued expenses and other current liabilities – related parties	-	(1)
Deferred revenue	(1,713)	(2,037)
Other noncurrent liabilities	-	427
Net cash provided by (used in) operating activities	15,588	(40,665)
Cash flows from investing activities
Collateralization of derivative instruments	(42)	3,154
Proceeds from the sale of marketable securities	-	37,701
Capital expenditures	(5,270)	(3,875)
Net cash (used in) provided by investing activities	(5,312)	36,980
Cash flows from financing activities
Payment of dividends	(114,660)	(5,251)
Deferred financing costs	-	(14)
Net cash used in financing activities	(114,660)	(5,265)
Net change in cash and cash equivalents	(104,384)	(8,950)
Cash and cash equivalents at beginning of period	219,444	175,640
Cash and cash equivalents at end of period	$115,060	$166,690

Cash paid for income taxes	$-	$20
Noncash capital expenditures	$1,182	$244

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share and per gallon amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. (“FutureFuel” or “the Company”) in accordance and consistent with the accounting policies stated in the Company's 2023 Annual Report on Form 10-K, as amended, inclusive of the audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements.

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C. Intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Standards

No new accounting standards have been adopted recently.

Issued Accounting Standards Not Yet Adopted

In  December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. Management is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and related disclosures.

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

BIODIESEL BLENDERS’ TAX CREDIT and SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT and CLEAN FUEL PRODUCTION TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provides a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The Company records this credit as a reduction to cost of goods sold as applicable sales are made.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022. The Inflation Reduction Act (“IRA”) extended the BTC through December 31, 2024.

As part of each law from which the BTC was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company is eligible for this credit and recognizes the credit in the same accounting period as the benefit from the BTC. The benefit of this credit is recognized as a component of income tax (benefit) provision.

The IRA created the clean fuel production credit (“CFPC”) for qualifying transportation fuel produced after 2024 and sold on or before December 31, 2027. The CFPC consolidates and replaces several fuel related credits set to expire December 31, 2024 including the BTC and the Small Agri-biodiesel Producer Tax Credit.

The CFPC is an income tax credit structured on a sliding scale so that producers become eligible for larger credits as the greenhouse gas (“GHG”) emissions of the fuels they produce approach zero. For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel. For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per nonaviation fuel gallon.

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

Certain of the Company's custom chemical contracts within the chemical segment contain a material right as defined by ASC Topic 606, Revenue from Contracts with Customers, from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with ASC Topic 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  June 30, 2024 and  December 31, 2023 consist of unbilled revenue from one customer and unbilled capital reimbursement from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 and $32 for both the three and six months ended June 30, 2024 and 2023, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $797 and $739 for the three months and $1,603 and $1,958 for the six months ended June 30, 2024 and 2023, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$16,962	$15,897
Contract assets, included in accounts receivable	1,448	1,128
Contract liabilities, included in deferred revenue - short-term	4,793	3,656
Contract liabilities, included in deferred revenue - long-term	6,578	9,318

*Exclusive of the BTC of $14,976 and $11,381, respectively, and net of allowances for expected credit losses of $145 and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2024, approximately $11,371 of revenue is expected to be recognized from remaining performance obligations. FutureFuel expects to recognize this revenue ratably over expected sales over the expected term of its long-term contracts ranging from two to four years. Approximately 42% of this revenue is expected to be recognized over the next 12 months, and 58% is expected to be recognized over the subsequent 30 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contract revenue from customers with > one-year arrangements	$8,735	$9,562	$17,975	$20,027
Contract revenue from customers with < one-year arrangements	63,618	75,690	112,604	139,351
Revenue from non-contractual arrangements	56	56	111	111
Total revenue	$72,409	$85,308	$130,690	$159,489

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Bill-and-hold revenue	$11,020	$10,765	$22,664	$21,355
Non-bill-and-hold revenue	61,389	74,543	108,026	138,134
Total revenue	$72,409	$85,308	$130,690	$159,489

As of June 30, 2024 and  December 31, 2023, $3,651 and $4,317 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2024	December 31, 2023
At average cost (approximates current cost)
Finished goods	$9,427	$16,235
Work in process	1,156	611
Raw materials and supplies	23,993	25,532
	34,576	42,378
LIFO reserve	(5,060)	(9,400)
Total inventory	$29,516	$32,978

A LIFO liquidation of $444 occurred in the six months ended June 30, 2024. No liquidation occurred in the six months ended June 30, 2023.

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

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net gain of $1,414 (including settlements of $836) and a net loss of $2,050 (including settlements of $354) for the three and six months ended June 30, 2024, and a net gain of $4,389 (including settlements of $6,032) and $12,695 (including settlements of $9,436) for the three and six months ended June 30, 2023.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	126	$40	354	$1,736

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $787 and $745 at June 30, 2024 and  December 31, 2023, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	MARKETABLE SECURITIES

At June 30, 2024 and December 31, 2023, FutureFuel held no marketable equity and trust preferred (debt) securities.

During the three months ended June 30, 2023, FutureFuel exited its position in marketable equity and trust preferred (debt) securities. The sale of these securities was recorded as a component of net income with gains of $42 and $575 in the three and six months ended June 30, 2023, respectively.

7)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2024	December 31, 2023
Refundable deposit	$6,500	$-
Accrued employee liabilities	3,173	2,179
Accrued property, franchise, motor fuel and other taxes	1,504	1,346
Lease liability, current	184	389
Other	107	844
Total	$11,468	$4,758

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	BORROWINGS

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

On  March 1, 2023, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment primarily amends the Credit Agreement to transition the Credit Facility from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”) and other conforming changes, in each case as more specifically set forth in the First Amendment. The First Amendment does not modify the aggregate amount, or expiration date, of the Credit Facility. Pursuant to the First Amendment, the interest rate floats at the following margins over SOFR or base rate based upon our leverage ratio.

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

There were no borrowings under the Credit Agreement at June 30, 2024 or December 31, 2023.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

9)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax provision	$6	$15	$638	$22
Effective tax rate	0.1%	(0.2)%	4.4%	0.2%

The Company’s income tax provision for the three and six months ended June 30, 2024 comprises primarily an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses or other deferred tax assets have been recognized, reflecting management’s determination that none of the net deferred tax assets are more likely than not to be realized.  The three- and six-month periods in 2023 reflected immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

10)	EARNINGS PER SHARE

In the three and six months ended June 30, 2024 and 2023, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$ 9,571	$ (9,859)	$ 13,901	$ 11,222
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	-	-	1,647
Weighted average shares outstanding – diluted	43,763,243	43,763,243	43,763,243	43,764,890

Basic earnings (loss) per share	$ 0.22	$ (0.23)	$ 0.32	$ 0.26
Diluted earnings (loss) per share	$ 0.22	$ (0.23)	$ 0.32	$ 0.26

For the three and six months ended June 30, 2024, 22,000 and 44,000 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all were anti-dilutive. In the three and six months ended June 30, 2023, 22,000 and 42,354 options, respectively, were excluded as all were anti-dilutive.

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

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at its Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); and biodiesel production byproducts. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of June 30, 2024, FutureFuel held 2.1 million RINs with a fair market value of $1,055 and no cost. Comparatively, at June 30, 2023, FutureFuel held 11.8 million RINs with a fair market value of $19,461 and no cost and at December 31, 2023 4.3 million RINs were held with a fair market value of $6,567 and no cost. These fair values are considered Level 1 inputs.

Summary of business by segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Custom chemicals	$15,583	$15,576	$31,010	$32,196
Performance chemicals	3,653	3,180	6,285	8,441
Chemical revenue	19,236	18,756	37,295	40,637
Biofuel revenue	53,173	66,552	93,395	118,852
Total Revenue	$72,409	$85,308	$130,690	$159,489

Segment gross profit (loss)
Chemical	$4,677	$6,416	$8,698	$15,039
Biofuel	3,980	(15,008)	4,966	(2,008)
Total gross profit (loss)	$8,657	$(8,592)	$13,664	$13,031

Operating expenses	$3,206	$2,991	$6,015	$6,363
Income (loss) from operations	5,451	(11,583)	7,649	6,668
Other income (expense), net	4,126	1,739	6,890	4,576
Income (loss) before taxes	$9,577	$(9,844)	$14,539	$11,244

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

During the three months ended June 30, 2024, the Company resolved a prior-year legal dispute which resulted in a cash payment of $2,750 to FutureFuel which was reflected in Other income (expense) in the Consolidated Statements of Operations and Comprehensive Income in the three and six months ended June 30, 2024.

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

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of June 30, 2024, we held 2.1 million D4 and D6 RINs with a fair market value of $1,055. Comparatively, as of June 30, 2023, FutureFuel held 11.8 million RINs with a fair market value of $19,461, and at December 31, 2023 4.3 million RINs were held with a fair market value of $6,567.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
Revenue	$72,409	$85,308	$(12,899)	(15)%
Income (loss) from operations	$5,451	$(11,583)	$17,034	na
Net income (loss)	$9,571	$(9,859)	$19,430	na
Earnings (loss) per common share:
Basic	$0.22	$(0.23)	$0.45	na
Diluted	$0.22	$(0.23)	$0.45	na
Adjusted EBITDA	$6,907	$(7,329)	$14,236	na

	Six Months Ended June 30,
			Dollar	%
	2024	2023	Change	Change
Revenue	$130,690	$159,489	$(28,799)	(18)%
Income from operations	$7,649	$6,668	$981	15%
Net income	$13,901	$11,222	$2,679	24%
Earnings per common share:
Basic	$0.32	$0.26	$0.06	23%
Diluted	$0.32	$0.26	$0.06	23%
Adjusted EBITDA	$14,015	$8,571	$5,444	64%

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

We utilize commodity derivative instruments primarily to attempt to mitigate the effect of commodity price volatility and to provide greater certainty of cash flows associated with sales of our commodities. We utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, and sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include the mark-to-market or non-cash portion of this item as an adjustment to adjusted EBITDA as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

Additionally, we held marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments during the six months ended June 30, 2023, but sold all marketable security investments during the three months ended June 30, 2023. The realized and unrealized gains and losses on these marketable securities fluctuated from period to period. We included this item as an adjustment to adjusted EBITDA in the prior year period as we believed it provided a relevant indicator of the underlying performance of our business.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$9,571	$(9,859)	$13,901	$11,222
Depreciation	2,145	2,604	4,760	5,155
Non-cash stock-based compensation	-	-	22	-
Interest and dividend income	(1,521)	(1,732)	(4,321)	(4,068)
Non-cash interest expense and amortization of deferred financing costs	34	34	69	67
Loss on disposal of property and equipment	-	8	-	8
Unrealized (gain) loss on derivative instruments	(578)	1,643	1,696	(3,259)
Gain on marketable securities	-	(42)	-	(575)
Other income	(2,750)	-	(2,750)	-
Income tax provision	6	15	638	22
Adjusted EBITDA	$6,907	$(7,329)	$14,015	$8,572

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$15,588	$(40,665)
Deferred income taxes, net	(626)	-
Interest and dividend income	(4,321)	(4,068)
Income tax provision	638	22
Change in operating assets and liabilities, net	5,486	53,283
Other income	(2,750)	-
Adjusted EBITDA	$14,015	$8,572

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$72,409	$85,308	$(12,899)	(15.1)%	$130,690	$159,489	$(28,799)	(18.1)%
Volume/product mix effect			(5,459)	(6.4)%			$(6,911)	(4.3)%
Price effect			(7,440)	(8.7)%			$(21,888)	(13.7)%

Gross profit (loss)	8,657	(8,592)	17,249	na	$13,664	$13,031	$633	4.9%
Operating expenses	(3,206)	(2,991)	(215)	(7.2)%	(6,015)	(6,363)	348	5.5%
Other income (expense), net	4,126	1,739	2,387	137.3%	6,890	4,576	2,314	50.6%
Income tax provision	6	15	(9)	(60.0)%	638	22	616	2800.0%
Net income (loss)	$9,571	$(9,859)	$19,430	na	$13,901	$11,222	$2,679	23.9%

Consolidated revenue in the three months ended June 30, 2024 decreased $12,899 compared to the three months ended June 30, 2023. This decline was driven mostly by lower sales volumes in the biofuel segment of $7,439. Production issues, primarily stemming from extreme winter weather experienced during the three-month period ended March 31, 2024, prevented us from building the biodiesel inventories we would typically have available to sell in the three months ended June 30, 2024. Also reducing sales revenue in the three-month period, was lower prices in the biofuel segment of $5,940 due to a decline in RIN prices with market supply in excess of the EPA RIN mandate. In our chemical segment, sales revenue increased $1,980 for the three months ended June 30, 2024, compared to the prior-year period, due primarily to stronger sales volumes in the agricultural market, but was mostly offset by reduced sales prices in chemicals sold into the agricultural and energy markets and from product mix ($1,500).

Consolidated revenue in the six months ended June 30, 2024 decreased $28,799 compared to the six months ended June 30, 2023. This decline was driven mostly by lower prices in the biofuel segment of $17,882 due to a decline in RIN prices with market supply in excess of the EPA RIN mandate. As noted above, production issues in the first three months of 2024, prevented us from building the biodiesel inventories we would typically have available to sell in the six months ended June 30, 2024.  In our chemical segment, sales revenue declined a net $3,342 ($4,006 on reduced prices on chemicals sold into the agricultural and energy markets partially offset by increased volume, $664), compared to the prior-year period.

Gross profit in the three months ended June 30, 2024 increased $17,249 as compared to the same period of 2023, due primarily to: (i) the benefit of not holding significant inventory of RINs at the end of the current three-month period ($1,055 as compared to $19,461 at June 30, 2023); separated RINs are recognized when transferred; (ii) the change in the mark-to-market derivative position which was an unrealized gain of $578 as compared to an unrealized loss of $1,643 in the three months ended June 30, 2024 and 2023, respectively; and (iii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,313 in the three months ended June 30, 2024 and decreased gross profit $288 in the same period of the prior year.  Partially offsetting these benefits were: (i) the narrowing of the spread in biofuel price and feedstock price (inclusive of the effect of the RIN price decline); and (ii) the change in the activity in derivative instruments with a realized gain of $835 in the current three-month period as compared to a realized gain of $6,032 in the prior year period. The contrasting results in the offsetting items (i) and (ii) reflect the impact of price movements in the biodiesel market during the course of each year compared to when we committed to our feedstock acquisition.

Gross profit in the six months ended June 30, 2024 increased $633 as compared to the same period of 2023, primarily due to: (i) the benefit of not holding significant inventory of RINs at the end of the current six-month period as noted above and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $4,341 in the six months ended June 30, 2024 as compared to an increase of $3,495 in the same period of 2023.  These improvements were mostly offset by the change in the activity of derivative instruments with a realized loss of $354 and unrealized loss of $1,696 in the six months ended June 30, 2024 as compared to a realized gain of $9,437 and unrealized gain of $3,259 in the same period of 2023.  Gross profit was also negatively impacted in the six-month period ended June 30, 2024 by higher costs resulting from the impact of extreme winter weather.

Operating expenses

Operating expenses increased $215 in the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The increase was from increased compensation and administrative expenses. Operating expenses decreased $348 in the six months ended June 30, 2024 as compared to the same period of 2023.  The decrease was from lower research and development and compensation expenses.

Other income (expense), net

Other income (expense) increased income a net $2,387 and $2,314 in the three and six months ended June 30, 2024, as compared to the same periods of 2023. The increase was from the receipt of a legal settlement of $2,750 in the current three-month period. Partially offsetting this increase in the current three-month period was lower interest income of $1,521 as compared to dividend and interest income of $1,732 and a gain of $42 on marketable securities in the same period of 2023. For the six-month period, interest income was $4,321 as compared to dividend and interest income of $4,068 and a gain of $575 on marketable securities in the same period of 2023.

Income tax provision

The Company’s income tax provision for the three and six months ended June 30, 2024 comprises primarily an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses or other deferred tax assets have been recognized, reflecting management’s determination that none of the net deferred tax assets are more likely than not to be realized.  The three-month period in 2023 similarly reflected immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$19,236	$18,756	$480	2.6%	$37,295	$40,637	$(3,342)	(8.2)%
Volume/product mix effect			1,980	10.6%			$664	1.6%
Price effect			(1,500)	(8.0)%			$(4,006)	(9.9)%

Gross profit	$4,677	$6,416	$(1,739)	(27.1)%	$8,698	$15,039	$(6,341)	(42.2)%

Chemical revenue in the three months ended June 30, 2024 increased 2.6% or $480 compared to the three months ended June 30, 2023. Revenue from custom chemicals for the three months ended June 30, 2024 totaled $15,583, a net increase of $7 from the same period in 2023, from reduced prices $532, which were offset by increased sales volumes $539. Performance chemicals revenue was $3,653, an increase of $473 from the three months ended June 30, 2023. This improvement was from $1,441 higher sales volumes of polymer modifier chemicals and chemicals sold into the agricultural market partially offset by price reductions of $968 from chemicals in the agricultural and energy markets.

Chemical revenue in the six months ended June 30, 2024 decreased 8.2% or $3,342 compared to the six months ended June 30, 2023. Revenue from custom chemicals for the six months ended June 30, 2024 totaled $31,010, a decrease of $1,186 from the same period in 2023. The sales revenue decline was from reduced sales prices of chemicals sold into the agricultural and energy markets. Partially offsetting these reductions were sales from increased volumes of chemicals sold into the automotive coatings market as well as sales of one new product into the coatings market. Performance chemicals revenue was $6,285, a decrease of $2,156 from the six months ended June 30, 2023. The decrease was mostly from lower sales volumes and price of glycerin from reduced production.

Gross profit for the chemical segment for the three and six months ended June 30, 2024, decreased $1,739 and $6,341 when compared to the same periods of 2023. This decrease was primarily from reduced sales prices as noted above, and partially offset by increased sales volumes from the automotive and coatings markets.

Biofuel Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$53,173	$66,552	$(13,379)	(20.1)%	$93,395	$118,852	$(25,457)	(21.4)%
Volume/product mix effect			(7,439)	(11.2)%			$(7,575)	(6.4)%
Price effect			(5,940)	(8.9)%			$(17,882)	(15.0)%

Gross profit (loss)	$3,980	$(15,008)	$18,988	na	$4,966	$(2,008)	$6,974	na

Biofuels revenue in the three months ended June 30, 2024 decreased $13,379 as compared to the same period of 2023. This decrease resulted from an 11% or $7,439 reduction in sales volume and a 9% or $5,940 reduction in the average price of fuel sold. The lower prices were driven in part by the reduction in D4 RIN prices as a result of the excess of the EPA's mandated volumes.

Biofuels revenue in the six months ended June 30, 2024 decreased $25,457 as compared to the same period of 2023. The decrease was primarily from a 15% or $17,882 reduction in the average price of fuel sold and a 6% or $7,575 reduction in sales volume. Additionally, production and sales volumes for the six months ended June 30, 2024, were impacted by the extreme winter weather experienced in the first quarter of 2024.

A significant portion of our biodiesel sold was to three major refiners/blenders in the three and six months ended June 30, 2024 and 2023. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit was $3,980 in the three months ended June 30, 2024, an increase of $18,988 from the comparative period in 2023. This increase primarily resulted from: (i) the change in the number of separated RINs held in inventory at June 30, 2024 with a fair market value of $1,055 as compared to $19,461 at June 30, 2023; (ii) the change in the activity of derivative instruments with an unrealized gain of $578 as compared to an unrealized loss of $1,643; and (iii) reduced sales volumes.  Partially reducing gross profit was the change in the activity of derivative instruments with a realized gain of $835 in the current three-month period as compared to a realized gain of $6,032 in the same period of the prior year.

Biofuel gross profit was $4,966 in the six months ended June 30, 2024, an increase of $6,974 from the comparative period of 2023.  This increase resulted from the change in the number of separated RINs held in inventory at June 30 for each year as noted above.  Partially reducing gross profit was the change in the activity of derivative instruments with a realized loss of $354 and an unrealized loss of $1,696 in the current six-month period as compared to a realized gain of $9,437 and an unrealized gain of $3,259 in the same six months of the prior year. In addition, gross profit was negatively impacted by lower RIN prices and in the six-month period ended June 30, 2024, from higher costs resulting from extreme winter weather in the first quarter of 2024.

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	June 30, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	126	$40	354	$1,736

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

For most product sales, revenue is recognized when product is shipped from our facilities and risk of loss and title have passed to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written master service agreements. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. All of our products are tested for quality before shipment, and historically returns have been inconsequential and we typically do not offer rebates.

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of the RINs is not reflected in revenue until such time as the RIN sale has been completed.

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and six months ended June 30, 2024 and 2023 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $11,020 and $22,664 for the three and six months ended June 30, 2024, respectively. As of June 30, 2024 and December 31, 2023, $3,651 and $4,317 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2024 and 2023 are set forth in the following table.

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$15,588	$(40,665)
Net cash (used in) provided by investing activities	(5,312)	36,980
Net cash used in financing activities	(114,660)	(5,265)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash provided by operating activities was $15,588 in the six months ended June 30, 2024 as compared to cash used in operating activities of $40,665 in the same period of 2023. This increase in cash was primarily attributable to a $40,601 build of inventory in the prior year, primarily biodiesel and related feedstock, whereas this build of inventory did not occur in the current period. Also contributing to the current period increase in cash was the change in accrued expenses and other current liabilities of $6,389, the change in other assets of $5,057, the change in the fair value of derivative instruments of $4,955, and the change in net income of $2,679. Partially offsetting these cash inflows was the change in accounts payable, including accounts payable - related parties, demonstrating a cash outflow of $5,404, primarily from the timing of vendor payments, and the change in accounts receivable, including accounts receivable - related parties, of $2,617.

Investing Activities

Cash used in investing activities was $5,312 in the six months ended June 30, 2024 as compared to cash provided by investing activities of $36,980 in the six months ended June 30, 2023. This $42,292 decrease in cash was primarily due to the change in proceeds from the sale of marketable securities of $37,701, and an increase in the collateralization of derivative instruments of $3,196.

Financing Activities

Cash used in financing activities was $114,660 and $5,265 in the six months ended June 30, 2024 and 2023, respectively, primarily for payments of dividends on our common stock inclusive of a special dividend of $109,408 paid in the current three-month period.

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

Dividends

On April 9, 2024, we paid a special dividend of $2.50 per share on our common stock which amounted to $109,408. The declaration of this special dividend was made in the first quarter of 2024. In the first two quarters of 2024 and 2023, we paid a regular quarterly cash dividend of $0.06 per share on our common stock. The regular cash dividend amounted to $2,626 in each of the quarters of 2024 and 2023. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2023 and December 31, 2022, respectively.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2024 and December 31, 2023 as derivative instruments recorded in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that may meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2024 or December 31, 2023 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts expressed as numbers in these Market Risk Disclosures are in thousands (except per share amounts).

In recent years, general economic inflation has not had a material adverse impact on our profit, and as described elsewhere herein, we have passed some price increases along to our customers. However, we are subject to certain market risks as described below.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2024 or 2023. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2024 and December 31, 2023, the fair value of our derivative instruments was a net asset of $40 and $1,736, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2024. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	149,008	LB	10%	$6,359	46.5%
Methanol	26,964	LB	10%	421	3.1%
Electricity	52	MWH	10%	281	2.1%
Sodium Methylate	5,645	LB	10%	265	1.9%
Coal	16	TON	10%	173	1.3%
Natural Gas	620	MCF	10%	154	1.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2024. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at June 30, 2024 or December 31, 2023, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

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

In the course of preparing the Company’s financial statement for the three months ended March 31, 2024, our management concluded and reported that the following was a material weakness in internal control over financial reporting.

Management determined that the Company's statement of cash flows for the six months ended June 30, 2023, nine months ended September 30, 2023, and twelve months ended December 31, 2023, included an error in the collateralization of derivative instruments due to a deficiency in our review control in accordance with applicable accounting guidance over cash flows.  The control did not operate at a level precise enough to detect material errors in calculations and formulas and as a result did not detect material differences between the operating and investing sections of the statement of cash flows.  To remediate this deficiency, the Company's management, under the oversight from the Audit Committee, implemented additional review procedures to enhance our internal control over financial reporting with respect to the statement of cash flows.  These review procedures include the development of a review checklist to ensure that we apply the applicable accounting guidance under ASC 230, Statement of Cash Flows.

Following the implementation of these review procedures, management assessed and evaluated the effectiveness of our internal control over financial reporting as of June 30, 2024.  Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at June 30, 2024, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.  Management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended June 30, 2024.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C.Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
10.1	Separation and Release Agreement by and between Tom McKinlay and the Company dated May 24, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 29, 2024). [RDG: please link to agreement]
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2023 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Tom McKinlay

Tom McKinlay, Chief Executive Officer

Date: August 9, 2024

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 9, 2024