Form 10-Q
period 2024-09-30
FutureFuel Corp.
filed 2024-11-08
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 8, 2024: 43,763,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$133,398	$219,444
Accounts receivable, inclusive of the blenders’ tax credit of $3,964 and $11,381, respectively, and net of allowances for expected credit losses of $136 and $55, respectively	15,967	28,406
Accounts receivable – related parties	-	1
Inventory, net	24,878	32,978
Income tax receivable	-	1,940
Prepaid expenses	964	4,346
Prepaid expenses – related parties	12	12
Other current assets	1,018	3,419
Total current assets	176,237	290,546
Property, plant and equipment, net	76,815	72,711
Other assets	3,414	3,824
Total noncurrent assets	80,229	76,535
Total Assets	$256,466	$367,081
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$11,587	$22,178
Accounts payable – related parties	124	42
Income tax payable	359	-
Deferred revenue – current	4,135	3,863
Dividends payable	2,626	10,503
Accrued expenses and other current liabilities	10,820	4,758
Total current liabilities	29,651	41,344
Deferred revenue – non-current	9,593	12,570
Noncurrent deferred income taxes	618	-
Other noncurrent liabilities	3,313	3,287
Total noncurrent liabilities	13,524	15,857
Total liabilities	43,175	57,201
Commitments and contingencies (See Note 13)
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,763,243 shares issued and outstanding as of September 30, 2024 and December 31, 2023	4	4
Additional paid in capital	204,911	282,489
Retained earnings	8,376	27,387
Total stockholders’ equity	213,291	309,880
Total Liabilities and Stockholders’ Equity	$256,466	$367,081

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Comprehensive Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$51,140	$116,752	$181,830	$276,221
Revenue – related parties	-	-	-	20
Cost of goods sold	50,152	113,328	165,644	257,890
Cost of goods sold – related parties	36	(728)	63	(700)
Distribution	532	244	1,939	2,018
Distribution – related parties	37	38	137	132
Gross profit	383	3,870	14,047	16,901
Selling, general, and administrative expenses
Compensation expense	1,140	1,010	3,188	3,102
Other expense	994	1,247	2,833	3,130
Related party expense	156	153	462	462
Research and development expenses	981	1,163	2,803	3,242
Total operating expenses	3,271	3,573	9,286	9,936
(Loss) income from operations	(2,888)	297	4,761	6,965
Interest and dividend income	1,830	2,527	6,151	6,595
Interest expense	(35)	(36)	(104)	(103)
Gain on marketable securities	-	-	-	575
Other (expense) income	(105)	-	2,533	-
Other income, net	1,690	2,491	8,580	7,067
(Loss) income before taxes	(1,198)	2,788	13,341	14,032
Income tax (benefit) provision	(3)	12	635	34
Net (loss) income	$(1,195)	$2,776	$12,706	$13,998

(Loss) earnings per common share
Basic	$(0.03)	$0.06	$0.29	$0.32
Diluted	$(0.03)	$0.06	$0.29	$0.32
Weighted average shares outstanding
Basic	43,763,243	43,763,243	43,763,243	43,763,243
Diluted	43,763,243	43,765,709	43,763,243	43,765,163

Comprehensive (loss) income
Net (loss) income	$(1,195)	$2,776	$12,706	$13,998
Other comprehensive income from unrealized net gains on available-for-sale debt securities	-	-	-	2
Income tax effect	-	-	-	(1)
Total other comprehensive income, net of tax	-	-	-	1
Comprehensive (loss) income	$(1,195)	$2,776	$12,706	$13,999

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2024
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income (Loss)	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	-	22	-	22
Net income	-	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$-	$204,820	$-	$204,824
Net income	-	-	-	-	9,571	9,571
Balance - June 30, 2024	43,763,243	$4	$-	$204,820	$9,571	$214,395
Stock based compensation	-	$-	$-	91	-	91
Net loss	-	-	-	-	(1,195)	(1,195)
Balance - September 30, 2024	43,763,243	$4	$-	$204,911	$8,376	$213,291

	For the Nine Months Ended September 30, 2023
			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	(Loss) Income	Capital	Earnings	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Other comprehensive income	-	-	17	-	-	17
Net income	-	-	-	-	21,081	21,081
Balance - March 31, 2023	43,763,243	$4	$16	$282,489	$21,589	$304,098
Other comprehensive loss	-	-	(16)	-	-	(16)
Net loss	-	-	-	-	(9,859)	(9,859)
Balance - June 30, 2023	43,763,243	$4	$-	$282,489	$11,730	$294,223
Net income	-	-	-	-	2,776	2,776
Balance - September 30, 2023	43,763,243	$4	$-	$282,489	$14,506	$296,999

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$12,706	$13,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,923	7,736
Amortization of deferred financing costs	77	75
Provision for deferred income taxes	618	-
Change in fair value of equity securities	-	(3,117)
Change in fair value of derivative instruments	1,439	3,523
Loss on the sale of investments	-	2,543
Stock based compensation	113	-
Loss on disposal of property and equipment	24	8
Noncash interest expense	26	26
Changes in operating assets and liabilities:
Accounts receivable	12,439	(3,295)
Accounts receivable – related parties	1	6
Inventory	8,100	(149)
Income tax receivable	1,940	32
Prepaid expenses	3,382	2,700
Other assets	872	963
Accounts payable	(11,043)	(14,910)
Accounts payable – related parties	82	(800)
Income tax payable	359	-
Accrued expenses and other current liabilities	6,062	(404)
Deferred revenue	(2,705)	(2,030)
Other noncurrent liabilities	-	1,553
Net cash provided by operating activities	41,415	8,458
Cash flows from investing activities
Collateralization of derivative instruments	423	(2,991)
Proceeds from the sale of marketable securities	-	37,701
Proceeds from the sale of property and equipment	6	-
Capital expenditures	(10,605)	(4,994)
Net cash (used in) provided by investing activities	(10,176)	29,716
Cash flows from financing activities
Payment of dividends	(117,285)	(7,877)
Deferred financing costs	-	(14)
Net cash used in financing activities	(117,285)	(7,891)
Net change in cash and cash equivalents	(86,046)	30,283
Cash and cash equivalents at beginning of period	219,444	175,640
Cash and cash equivalents at end of period	$133,398	$205,923

Noncash capital expenditures	$452	$518

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company; FFC Grain, L.L.C.; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C. The majority of FFC Grain, L.LC.'s assets were disposed of during the current three-month period as the idle subsidiary is being dissolved. Intercompany transactions and balances have been eliminated in consolidation.

Recently Adopted Accounting Standards

The Company had no recently adopted accounting standards updates (“ASU”).

Accounting Standards Issued Not Yet Adopted as of September 30, 2024

ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures: The FASB issued this update in November 2023 which aims to improve disclosures about a public entity’s reportable segments. These changes will affect the Company’s segment reporting beginning with its Annual Report for the year ended December 31, 2024, and will be applied retrospectively to all prior periods presented. The amendments in this ASU require public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. This update does not change how an entity identifies or aggregates its reportable segments or how it applies the quantitative thresholds to determine them. Management believes the adoption of this ASU will have a minimal impact on the Company’s financial statements and related disclosures.

ASU No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this update in December 2023 which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company will adopt the new standard effective for the year ended December 31, 2025, and does not expect the adoption to have a material impact on its financial statements and disclosures.

ASU No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The FASB issued this update in November 2024 which aims to provide investors with more useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this ASU require all public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is evaluating this accounting standard and does not expect the adoption to have a material impact on its financial statements and disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

2)	GOVERNMENT TAX CREDITS

BIODIESEL BLENDERS' TAX CREDIT, SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT, and CLEAN FUEL PRODUCTION TAX CREDIT

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

The IRA created the clean fuel production credit (“CFPC”) for qualifying transportation fuel produced after 2024 and sold on or before December 31, 2027. The CFPC consolidates and replaces several fuel related credits set to expire December 31, 2024, including the BTC and the Small Agri-biodiesel Producer Tax Credit.

The CFPC is an income tax credit structured on a sliding scale so that producers become eligible for larger credits as the greenhouse gas (“GHG”) emissions of the fuels they produce approach zero. For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel.  For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per nonaviation fuel gallon. In June 2024, when the Internal Revenue Service gave notice of the requirement, the Company applied for registration as a producer that meets the wage and registered apprenticeship requirements to receive the credit applicable to the level of GHG emissions for the fuel the Company produces.

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), was enacted on March 27, 2020, to encourage eligible employers to retain employees on their payroll through, among other things, an available employee retention tax credit.  The Consolidated Appropriations Act, effective January 1, 2021, broadened the eligibility of the credit.  FutureFuel has applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the receipt of the credit.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

3)	REVENUE RECOGNITION

The majority of revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied.

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

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  September 30, 2024 and  December 31, 2023 consist of unbilled revenue from one customer and unbilled capital reimbursement from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 and $506 for the three months and $0 and $538 for the nine months ended September 30, 2024 and 2023, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $936 and $444 for the three months and $2,539 and $2,402 for the nine months ended September 30, 2024 and 2023, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$11,753	$15,897
Contract assets, included in accounts receivable	250	1,128
Contract liabilities, included in deferred revenue - short-term	3,928	3,656
Contract liabilities, included in deferred revenue - long-term	6,506	9,318

*Exclusive of the BTC of $3,964 and $11,381, respectively, and net of allowances for expected credit losses of $136 and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2024, approximately $10,434 of revenue is expected to be recognized from the remaining performance obligations. FutureFuel expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to six years. Approximately 38% of this revenue is expected to be recognized over the next 12 months, and 62% is expected to be recognized over the subsequent 63 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contract revenue from customers with > one-year arrangements	$8,966	$8,291	$26,941	$28,318
Contract revenue from customers with < one-year arrangements	42,119	108,406	154,723	247,757
Revenue from non-contractual arrangements	55	55	166	166
Total revenue	$51,140	$116,752	$181,830	$276,241

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Bill-and-hold revenue	$10,211	$10,149	$32,875	$31,504
Non-bill-and-hold revenue	40,929	106,603	148,955	244,737
Total revenue	$51,140	$116,752	$181,830	$276,241

As of September 30, 2024 and  December 31, 2023, $4,482 and $4,317 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2024	December 31, 2023
At average cost (approximates current cost)
Finished goods	$7,914	$16,235
Work in process	748	611
Raw materials and supplies	22,732	25,532
	31,394	42,378
LIFO reserve	(6,516)	(9,400)
Total inventory	$24,878	$32,978

A Last In First Out (“LIFO”) liquidation of $935 occurred in the nine months ended September 30, 2024. There was no liquidation in the twelve months ended December 31, 2023.

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

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net gain of $1,947 (including settlements of $1,691) and a net loss of $102 (including settlement gains of $1,337) for the three and nine months ended September 30, 2024, and a net loss of $14,068 (including settlements of $7,286) and $1,373 (includingsettlement gains of $2,150) for the three and nine months ended September 30, 2023.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	105	$297	354	$1,736

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $322 and $745 at September 30, 2024 and  December 31, 2023, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	MARKETABLE SECURITIES

At September 30, 2024 and December 31, 2023, FutureFuel held no marketable equity and trust preferred (debt) securities.

During the three months ended June 30, 2023, FutureFuel exited its position in marketable equity and trust preferred (debt) securities. The sale of these securities was recorded as a component of net income with gains of $575 in the nine months ended September 30, 2023.

7)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2024	December 31, 2023
Refundable deposit	$6,500	$-
Accrued employee liabilities	2,724	2,179
Accrued property, franchise, motor fuel and other taxes	1,378	1,346
Lease liability, current	93	389
Other	125	844
Total	$10,820	$4,758

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	BORROWINGS

On March 30, 2020, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 (as amended, the “Prior Credit Agreement”) with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $100,000 which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on March 30, 2025.

On  March 1, 2023, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”). The First Amendment primarily amends the Credit Agreement to transition the Credit Facility from the London Interbank Offered Rate to the Secured Overnight Financing Rate (“SOFR”) and other conforming changes, in each case as more specifically set forth in the First Amendment. The First Amendment does not modify the aggregate amount, or expiration date, of the Credit Facility. Pursuant to the First Amendment, the interest rate floats at the following margins over SOFR, or base rate based upon our leverage ratio.

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

There were no borrowings under the Credit Agreement at September 30, 2024 or December 31, 2023.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

9)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (benefit) provision	$(3)	$12	$635	$34
Effective tax rate	0.3%	0.4%	4.8%	0.2%

The Company’s income tax benefit was insignificant in the three months ended September 30, 2024. In the nine months ended September 30, 2024, the provision was comprised primarily of an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses or other deferred tax assets have been recognized, reflecting management’s determination that none of the net deferred tax assets are more likely than not to be realized.  The three- and nine-month periods in 2023 reflected immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

10)	EARNINGS PER SHARE

In the three and nine months ended September 30, 2024 and 2023, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income	$ (1,195)	$ 2,776	$ 12,706	$ 13,998
Denominator:
Weighted average shares outstanding – basic	43,763,243	43,763,243	43,763,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	2,466	-	1,920
Weighted average shares outstanding – diluted	43,763,243	43,765,709	43,763,243	43,765,163

Basic (loss) earnings per share	$ (0.03)	$ 0.06	$ 0.29	$ 0.32
Diluted (loss) earnings per share	$ (0.03)	$ 0.06	$ 0.29	$ 0.32

For each of the three and nine months ended September 30, 2024, 44,000 options to purchase FutureFuel’s common stock were excluded in the computation of diluted earnings per share as all were anti-dilutive. In the three and nine months ended September 30, 2023, 41,534 and 42,080 options, respectively, were excluded as all were anti-dilutive.

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

As of September 30, 2024, FutureFuel held 5.0 million RINs with a fair market value of $2,556 and no cost. Comparatively, at September 30, 2023, FutureFuel held 4.2 million RINs with a fair market value of $6,971 and no cost and at December 31, 2023 4.3 million RINs were held with a fair market value of $6,567 and no cost. These fair values are considered Level 1 inputs.

Summary of business by segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Custom chemicals	$15,323	$14,454	$46,333	$46,650
Performance chemicals	2,605	3,393	8,890	11,834
Chemical revenue	17,928	17,847	55,223	58,484
Biofuel revenue	33,212	98,905	126,607	217,757
Total Revenue	$51,140	$116,752	$181,830	$276,241

Segment gross profit (loss)
Chemical	$3,407	$6,878	$12,105	$21,917
Biofuel	(3,024)	(3,008)	1,942	(5,016)
Total gross profit	$383	$3,870	$14,047	$16,901

Operating expenses	$3,271	$3,573	$9,286	$9,936
(Loss) income from operations	(2,888)	297	4,761	6,965
Other income, net	1,690	2,491	8,580	7,067
(Loss) income before taxes	$(1,198)	$2,788	$13,341	$14,032

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

During the three months ended June 30, 2024, the Company resolved a prior-year legal dispute which resulted in a cash payment of $2,750 to FutureFuel which is reflected in Other (expense) income in the Consolidated Statements of Operations and Comprehensive Income in the nine months ended September 30, 2024.

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

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS 2 within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of September 30, 2024, we held 5.0 million D4 and D6 RINs with a fair market value of $2,556. Comparatively, as of September 30, 2023, FutureFuel held 4.2 million RINs with a fair market value of $6,971, and at December 31, 2023, 4.3 million RINs were held with a fair market value of $6,567.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
Revenue	$51,140	$116,752	$(65,612)	(56)%
(Loss) income from operations	$(2,888)	$297	$(3,185)	na
Net (loss) income	$(1,195)	$2,776	$(3,971)	na
(Loss) earnings per common share:
Basic	$(0.03)	$0.06	$(0.09)	na
Diluted	$(0.03)	$0.06	$(0.09)	na
Adjusted EBITDA	$(973)	$9,659	$(10,632)	na

	Nine Months Ended September 30,
			Dollar	%
	2024	2023	Change	Change
Revenue	$181,830	$276,241	$(94,411)	(34)%
Income from operations	$4,761	$6,965	$(2,204)	(32)%
Net income	$12,706	$13,998	$(1,292)	(9)%
Earnings per common share:
Basic	$0.29	$0.32	$(0.03)	(9)%
Diluted	$0.29	$0.32	$(0.03)	(9)%
Adjusted EBITDA	$13,042	$18,230	$(5,188)	(28)%

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

Adjusted EBITDA allows our chief operating decision makers to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures, and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to performance and liquidity based on GAAP results. This measure isolates the effects of certain items, including depreciation and amortization (which may vary among our operating segments without any correlation to their underlying operating performance), non-cash stock-based compensation expense (which is a non-cash expense that varies widely among similar companies), and non-cash gains and losses on derivative instruments (which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product).

We utilize commodity derivative instruments primarily to attempt to mitigate the effect of commodity price volatility and to provide greater certainty of cash flows associated with sales of our commodities. We utilize mark-to-market accounting to account for these instruments. Thus, our results in any given period can be impacted, sometimes significantly, by changes in market prices relative to our contract price along with the timing of the valuation change in the derivative instruments relative to the sale of biofuel. We include the mark-to-market or non-cash portion of this item as an adjustment to adjusted EBITDA as we believe it provides a relevant indicator of the underlying performance of our business in a given period.

Additionally, we held marketable securities of certain debt securities (trust preferred stock) and in preferred stock and other equity instruments during the nine months ended September 30, 2023, but sold all marketable security investments during the three months ended June 30, 2023. The realized and unrealized gains and losses on these marketable securities fluctuated from period to period. We included this item as an adjustment to adjusted EBITDA in the prior year period as we believed it provided a relevant indicator of the underlying performance of our business.

The following table reconciles net income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,195)	$2,776	$12,706	$13,998
Depreciation	2,163	2,581	6,923	7,736
Non-cash stock-based compensation	91	-	113	-
Interest and dividend income	(1,830)	(2,527)	(6,151)	(6,595)
Non-cash interest expense and amortization of deferred financing costs	34	35	103	102
Loss on disposal of property and equipment	24	-	24	8
Unrealized (gain) loss on derivative instruments	(257)	6,782	1,439	3,523
Gain on marketable securities	-	-	-	(575)
Other income	-	-	(2,750)	(1)
Income tax (benefit) provision	(3)	12	635	34
Adjusted EBITDA	$(973)	$9,659	$13,042	$18,230

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$41,415	$8,458
Deferred income taxes, net	(618)	-
Interest and dividend income	(6,151)	(6,595)
Income tax provision	635	34
Change in operating assets and liabilities, net	(19,489)	16,334
Other income	(2,750)	(1)
Adjusted EBITDA	$13,042	$18,230

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$51,140	$116,752	$(65,612)	(56.2)%	$181,830	$276,241	$(94,411)	(34.2)%
Volume/product mix effect			(39,558)	(33.9)%			$(46,469)	(16.8)%
Price effect			(26,054)	(22.3)%			$(47,942)	(17.4)%

Gross profit	383	3,870	(3,487)	(90.1)%	$14,047	$16,901	$(2,854)	(16.9)%
Operating expenses	(3,271)	(3,573)	302	8.5%	(9,286)	(9,936)	650	6.5%
Other income, net	1,690	2,491	(801)	(32.2)%	8,580	7,067	1,513	21.4%
Income tax (benefit) provision	(3)	12	(15)	na	635	34	601	1767.6%
Net (loss) income	$(1,195)	$2,776	$(3,971)	na	$12,706	$13,998	$(1,292)	(9.2)%

Consolidated revenue in the three months ended September 30, 2024, decreased $65,612 compared to the three months ended September 30, 2023. This decline was driven mostly by lower sales volumes in the biofuel segment of $41,015. Production issues, primarily stemming from delays by equipment suppliers that created an extended service utility downtime, which prevented us from building the biodiesel inventories we would typically have available to sell in the three months ended September 30, 2024. Also reducing sales revenue in the three-month period, were lower prices in the biofuel segment of $24,678 due to a decline in renewable fuel and RIN prices with market supply in excess of the EPA RIN mandate. In our chemical segment, sales revenue increased $81 for the three months ended September 30, 2024, compared to the prior-year period, due primarily to stronger sales volumes in the coatings market of $1,457, but was mostly offset by reduced chemical sales prices, $1,376, from chemicals sold into the agricultural and energy markets.

Consolidated revenue in the nine months ended September 30, 2024, decreased $94,411 compared to the nine months ended September 30, 2023. As noted above, this decline was driven mostly by lower sales volumes in the biofuel segment of $48,590 as production issues in the first three months of the year related to harsh winter weather and the production issues noted above in the three months ended September 30, 2024, prevented us from building the biodiesel inventories we would typically have available to sell during the current period.  Also reducing sales revenue in the nine-month period, were lower prices in the biofuel segment of $42,560 due to a decline in renewable fuel and RIN prices with market supply in excess of the EPA RIN mandate. In our chemical segment, sales revenue declined a net $3,261 ($5,382 on reduced prices on chemicals sold into the agricultural and energy markets partially offset by increased volumes in the energy market, $2,121), compared to the prior-year period.

Gross profit in the three months ended September 30, 2024, decreased $3,487 as compared to the same period of 2023, due primarily to:  (i) lower sales prices in the chemical agricultural and energy markets and (ii) reduced throughput of biofuel segment volumes primarily due to the issues noted above.

Gross profit in the nine months ended September 30, 2024 decreased $2,854 as compared to the same period of 2023, primarily due to:  (i) a reduction of RIN sales in the current nine-month period and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the Last In First Out (“LIFO”) method of inventory accounting.  This adjustment increased gross profit $2,885 in the nine months ended September 30, 2024, as compared to an increase of $6,023 in the same period of 2023.  Gross profit was negatively impacted by the change in the activity of derivative instruments with a realized loss of $354 and unrealized loss of $1,696 in the nine months ended September 30, 2024, as compared to a realized gain of $9,437 and unrealized gain of $3,259 in the same period of 2023.  Gross profit was also negatively impacted in the nine-month period ended September 30, 2024, by higher costs resulting from the impact of extreme winter weather and the production issues noted above.

Operating expenses

Operating expenses decreased $302 in the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease was from lower administrative and research and development expenses. Operating expenses decreased $650 in the nine months ended September 30, 2024, as compared to the same period of 2023.  This decrease also resulted from lower research and development and administrative expenses.

Other income, net

Other income decreased a net $801 in the three months ended September 30, 2024, as compared to the same period of 2023 from lower interest income of $1,830 compared to $2,527 in the prior period. Other income increased a net $1,513 in the nine months ended September 30, 2024, from the receipt of a legal settlement of $2,750. Partially offsetting this increase was lower interest income of $6,151 compared to dividend and interest income of $6,595 and a gain of $575 on marketable securities in the same period of 2023.

Income tax (benefit) provision

The Company’s income tax benefit was insignificant in the three months ended September 30, 2024. In the nine months ended September 30, 2024, the provision was comprised primarily of an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.  No deferred tax benefits on ongoing tax losses or other deferred tax assets have been recognized, reflecting management’s determination that none of the net deferred tax assets are more likely than not to be realized.  The three-month period in 2023 similarly reflected immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized.

Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$17,928	$17,847	$81	0.5%	$55,223	$58,484	$(3,261)	(5.6)%
Volume/product mix effect			1,457	8.2%			$2,121	3.6%
Price effect			(1,376)	(7.7)%			$(5,382)	(9.2)%

Gross profit	$3,407	$6,878	$(3,471)	(50.5)%	$12,105	$21,917	$(9,812)	(44.8)%

Chemical revenue in the three months ended September 30, 2024, increased 0.5% or $81 compared to the three months ended September 30, 2023. Revenue from custom chemicals for the three months ended September 30, 2024 totaled $15,323, a net increase of $869 from the same period in 2023, resulting from higher sales volumes of $1,791 from products sold in the agricultural and energy markets, which were partially offset by lower prices of $1,204. Performance chemicals revenue was $2,605, a decrease of $788 from the three months ended September 30, 2023. This decrease was mostly from lower sales volumes of glycerin due to reduced production resulting from the extended service utility downtime caused by equipment suppliers.

Chemical revenue in the nine months ended September 30, 2024, decreased 5.6% or $3,261 compared to the nine months ended September 30, 2023. Revenue from custom chemicals for the nine months ended September 30, 2024, totaled $46,333, a decrease of $317 from the same period in 2023. The sales revenue decline was from reduced sales prices of chemicals sold in the agricultural and energy markets. Partially offsetting these reductions were sales from increased volumes of chemicals sold into the automotive coatings market as well as sales of one new product into the coatings market. Performance chemicals revenue was $8,890, a decrease of $2,944 from the nine months ended September 30, 2023. The decrease was mostly from lower sales volumes and price of glycerin from reduced production.

Gross profit for the chemical segment for the three and nine months ended September 30, 2024, decreased $3,471 and $9,812 when compared to the same periods of 2023. This decrease was primarily from:  (i) reduced chemical sales prices in the agricultural and energy markets, (ii) reduced throughput as described above, and (iii) the change  in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $418 in the current three-month period as compared to an increase in gross profit of $234 in the same period of the prior year. For the nine months, this adjustment increased gross profit $623 in the current period as compared to $1,105 in the same period of the prior year.

Biofuel Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2024	2023	Amount	%	2024	2023	Amount	%

Revenues	$33,212	$98,905	$(65,693)	(66.4)%	$126,607	$217,757	$(91,150)	(41.9)%
Volume/product mix effect			(41,015)	(41.5)%			$(48,590)	(22.3)%
Price effect			(24,678)	(25.0)%			$(42,560)	(19.5)%

Gross (loss) profit	$(3,024)	$(3,008)	$(16)	(0.5)%	$1,942	$(5,016)	$6,958	na

Biofuels revenue in the three months ended September 30, 2024, decreased $65,693 as compared to the same period of 2023. This decrease resulted from a 42% or $41,015 reduction in sales volume and a 25% or $24,678 reduction in the average price of fuel sold. The lower prices were driven in part by the reduction in D4 RIN prices as a result of the excess of D4 RINs of the EPA's mandated volumes. The volume reduction resulted from production issues, primarily stemming from delays by equipment suppliers that created an extended service utility downtime, which prevented us from building the biodiesel inventories we would typically have available to sell in the three months ended September 30, 2024.

Biofuels revenue in the nine months ended September 30, 2024, decreased $91,150 as compared to the same period of 2023. The decrease was primarily from a 22% or $48,590 reduction in sales volume and a 20% or $42,560 reduction in the average price of fuel sold. Additionally, production and sales volumes for the nine months ended September 30, 2024, were impacted by the extreme winter weather experienced in the first quarter of 2024.

A significant portion of our biodiesel sold was to two and three major refiners/blenders in the three and nine months ended September 30, 2024, respectively, as compared to four and two in the three and nine months ended September 30, 2023, respectively. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross loss was $3,024 in the three months ended September 30, 2024, a decrease in gross profit of $16 from the comparative period in 2023. This decrease primarily resulted from reduced sales volumes, primarily stemming from delays by equipment suppliers that created an extended service utility downtime, which prevented us from building the biodiesel inventories we would typically have available to sell in the three months ended September 30, 2024.  Also reducing gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $1,038 in the current three-month period as compared to an increase in gross profit of $2,294 in the same period of the prior year. Partially increasing gross profit was: (i) the change in the activity of derivative instruments with a realized gain of $1,691 and an unrealized gain of $256 in the current three-month period as compared to a realized loss of $7,286 and an unrealized loss of $6,782 in the same period of the prior year, and (ii) the change in the number of separated RINs held in inventory at September 30, 2024 with a fair market value of $2,556 as compared to $6,971 at September 30, 2023.

Biofuel gross profit was $1,942 in the nine months ended September 30, 2024, an increase of $6,958 from the comparative period of 2023. This increase resulted from the change in the number of separated RINs held in inventory at September 30, for each year as noted above and the change in the activity of derivative instruments with an unrealized loss of $1,439 in the current nine-month period as compared to an unrealized loss of $3,523 in the same period of the prior year.  Partially reducing gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of accounting. This adjustment increased gross profit $2,262 in the current nine-month period as compared to an increase in gross profit of $4,918 in the same period of the prior year, and the change in the activity of derivative instruments with a realized gain of $1,337 in the current nine-month period as compared to a realized gain of $2,150 in the same nine months of the prior year. In addition, gross profit was negatively impacted by lower RIN prices and in the nine-month period ended September 30, 2024, from higher costs resulting from extreme winter weather in the first quarter of 2024.

For our derivative activity, we recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. The realized and unrealized derivative gains and losses are recorded as cost of goods sold. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC Topic 815, Derivatives and Hedging. None of the derivative instruments are designated and accounted for as hedges.

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	September 30, 2024		December 31, 2023
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	105	$297	354	$1,736

*All derivative instruments are entered into with the standard contract terms and conditions in accordance with major trading authorities of the New York Mercantile Exchange.

Critical Accounting Estimates

Revenue Recognition

The Company recognizes revenue under ASC Topic 606, Revenue from Contracts with Customers. Certain long-term contracts had upfront non-cancellable payments considered material rights. The Company applied the renewal option approach in allocating the transaction price to the material rights. For each of these contracts, the Company estimated the expected contractual volumes to be sold at the most likely expected sales price as a basis for allocating the transaction price to the material right. Estimated amortization is updated quarterly on a prospective basis. These custom chemical contracts have payment terms of 30 days. See Note 3 to our consolidated financial statements for additional information.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and nine months ended September 30, 2024 and 2023 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,211 and $32,875 for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024 and December 31, 2023, $4,482 and $4,317 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2024 and 2023 is set forth in the following table.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$41,415	$8,458
Net cash (used in) provided by investing activities	(10,176)	29,716
Net cash used in financing activities	(117,285)	(7,891)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash provided by operating activities was $41,415 in the nine months ended September 30, 2024, as compared to $8,458 in the same period of 2023. This increase in cash was primarily attributable to the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash inflow of $15,729. Also contributing to the current period increase in cash was the change in inventory of $8,249, the change in accrued expenses and other current liabilities of $6,466, and the change in accounts payable, including accounts payable - related parties, of $4,749. Partially offsetting these cash inflows was the change in the fair value of derivative instruments of $2,084, and the change in net income of $1,292.

Investing Activities

Cash used in investing activities was $10,176 in the nine months ended September 30, 2024, as compared to cash provided by investing activities of $29,716 in the nine months ended September 30, 2023. This $39,892 decrease in cash was primarily due to the change in proceeds from the sale of marketable securities of $37,701 and included an increase in capital expenditure of $5,611. Partially offsetting these reductions in cash was the change in the collateralization of derivative instruments of $3,414.

Financing Activities

Cash used in financing activities was $117,285 and $7,891 in the nine months ended September 30, 2024 and 2023, respectively, primarily for payments of dividends on our common stock inclusive of a special dividend of $109,408 paid in the current nine-month period.

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

Dividends

On April 9, 2024, we paid a special dividend of $2.50 per share on our common stock which amounted to $109,408. The declaration of this special dividend was made in the first quarter of 2024. Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2024 and 2023. The regular cash dividend amounted to $2,626 in each of the quarters of 2024 and 2023. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2023, and December 31, 2022, respectively.

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

A significant portion of these funds were held in cash or cash equivalents at multiple financial institutions such as depositary accounts, money market accounts, and other similar accounts at selected financial institutions.

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2024, and December 31, 2023 as derivative instruments recorded in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that may meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2024, or December 31, 2023 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

All dollar amounts expressed as numbers in these Market Risk Disclosures are in thousands (except per share amounts).

In recent years, general economic inflation has not had a material adverse impact on our profit, as we have passed some price increases along to our customers. However, we are subject to certain market risks as described below.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2024 or 2023. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2024 and December 31, 2023, the fair value of our derivative instruments was a net asset of $297 and $1,736, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2024. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodity listed below would result in the following change in gross profit.

(Volume and dollars in thousands)

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	226,617	LB	10%	$9,664	68.8%
Methanol	38,379	LB	10%	603	4.3%
Electricity	79	MWH	10%	432	3.1%
Sodium Methylate	7,842	LB	10%	375	2.7%
Coal	24	TON	10%	259	1.8%
Natural Gas	827	MCF	10%	211	1.5%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2024. Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings at September 30, 2024, or December 31, 2023, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at September 30, 2024, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended September 30, 2024.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C.Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
10.1	Employment Agreement, dated August 16, 2024, by and between Roeland Polet and FutureFuel Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2024).
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

FUTUREFUEL CORP.

By:	/s/ Roeland Polet

Roeland Polet, Chief Executive Officer

Date: November 8, 2024

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 8, 2024