Form 10-K
period 2024-12-31
FutureFuel Corp.
filed 2025-03-31
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-3340900
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

8235 Forsyth Blvd., Suite 900, St Louis, Missouri	63105
(Address of Principal Executive Offices)	(Zip Code)

(314) 854-8352

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FF	NYSE

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $134,883,824.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2025: 43,803,243

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

We are headquartered in St. Louis, Missouri, and our manufacturing operations are conducted at our facility in Batesville, Arkansas. Trading of our common stock on the New York Stock Exchange (“NYSE”) commenced on March 23, 2011, under the symbol “FF”.

During 2024, we distributed normal quarterly cash dividends of $0.06 per share. We have declared normal quarterly cash dividends of $0.06 per share on our common stock for the calendar year 2025.  Additionally, we paid a special cash dividend of $2.50 per share on our common stock on April 9, 2024, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on March 26, 2024.

Our business is managed in two segments: chemicals and biofuels. The chemicals segment manufactures a diversified listing of chemical products that are sold to third party customers. The majority of the revenues from the chemicals segment are derived from the custom manufacturing of specialty chemicals for specific customers. We have actively worked to develop our chemicals business with new customers in more diversified growth markets. As part of that focus on growth, we have introduced procedural updates to our operation to allow our re-entry to the pharma intermediates market. This capability has been confirmed by third party audits. Our chemicals business is based on a solid reputation as a technology-driven, highly reliable, and globally competitive chemicals producer. We retain a strong emphasis on operational excellence, cost control, and efficiency improvements to enable us to compete in the worldwide chemical industry.

With respect to our biofuels segment, our plant's demonstrated capacity is approximately 59 million gallons (“MMgy”).  We produced 45 and 59 million gallons during 2024 and 2023, respectively. This scale and the design of our plant in Batesville allows us to process a wide variety of feedstocks and continuously achieve high biodiesel yields. Combined with the synergies of running a shared chemical manufacturing facility, this has allowed us to be consistently successful in a highly competitive market.

Narrative Description of Our Business

Principal Executive Offices

Our principal executive offices are located at 8235 Forsyth Blvd., 9th Floor, Clayton, Missouri 63105. Our telephone number is (314) 854-8352. FutureFuel Chemical Company’s principal executive offices are located at 2800 Gap Road, Highway 394 South, Batesville, Arkansas 72501-9680. FutureFuel Chemical Company's telephone number is (870) 698-3000.

Plant Location

We own approximately 2,200 acres of land six miles southeast of Batesville in north central Arkansas. Approximately 500 acres of the site are occupied with our manufacturing facilities, laboratories, and associated infrastructure, including on-site liquid hazardous and non-hazardous waste treatment. Land and infrastructure are available to support expansion and business growth.

Operations

For the year ended December 31, 2024, approximately 67% of our revenue was derived from biofuels, 29% from manufacturing specialty chemicals for specific customers (“custom manufacturing”), and 4% of revenues from multi-customer specialty chemicals (“performance chemicals”).

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

On December 19, 2007, the Energy Independence and Security Act of 2007 (the “2007 Act”) was enacted which, among other things, expanded the RFS (“RFS2”). Prior to the enactment of the 2007 Act, the RFS requirement was mostly filled by ethanol. In contrast to the 2005 Act, the 2007 Act provided a renewable fuel standard carve-out specifically applicable to biodiesel. On July 1, 2010, RFS2’s biodiesel requirement became effective, thus requiring that a certain percentage of the diesel fuel consumed in the United States be made from renewable sources. The biomass-based diesel mandate rose annually and reached 2.43 billion gallons per year in 2021. On June 21, 2023, USEPA finalized a package of actions setting biofuel volumes for the Renewable Fuel Standard (RFS) program for the years 2023, 2024, and 2025.

The following table shows the finalized volume requirements by the USEPA with a steady growth rate in biomass-based diesel.

	Renewable Fuel Volumes (billion Renewable Identification Number ("RINs")*
	2024	2025	2026**
Cellulosic biofuel	1.09	1.38	-
Biomass-based diesel	3.04	3.35	-
Advanced biofuel	6.54	7.33	-
Renewable fuel	21.54	22.33	-

*	Units for all volumes are ethanol-equivalent, except for biomass-based diesel volumes, which are expressed as physical gallons.
See https://www.epa.gov/renewable-fuel-standard-program/final-renewable-fuels-standards-rule-2023-2024-and-2025.
**	EPA has not yet set the volume requirements for 2026 which were due by statute on or prior to October 31,2024.

Federal Blenders’ and Producers’ Credits

Biodiesel tax incentives have been provided through various federal statutes, including the 2005 Act and the American Jobs Creation Act, and later, the Emergency Economic Stabilization Act of 2008. The most important of these is the one dollar per gallon Blenders' Tax Credit (“BTC”) applicable to all biodiesel. The Inflation Reduction Act of 2022 extended this credit through December 31, 2024. In August 2022, a new Clean Fuel Production Credit (“CFPC”) was made effective January 1, 2025. The CFPC consolidated and replaced several fuel related credits that were scheduled to expire at the end of 2024, including credits for the production of biodiesel, agri-biodiesel, renewable diesel, second-generation biofuel, sustainable aviation fuel, alternative fuels, and alternative fuels mixtures. In contrast to these expiring provisions, which subsidize specific types of low-greenhouse gas (“GHG”) emission fuels, the CFPC is technology neutral and is intended to subsidize the production of any transportation fuel with zero or low GHG emissions. The CFPC is structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero. For producers meeting prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel and $1.75 per gallon of aviation fuel. For producers not meeting prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per gallon of nonaviation fuel and 35 cents per gallon of aviation fuel. FutureFuel was approved for the CFPC in December 2024. There has yet to be definitive guidance on how the CFPC will be interpreted and how it may impact the other market variables that ultimately determine operating margin.

On January 10, 2025, the IRS issued Notice 2025-10 with the purpose of providing initial guidance and solicited comment from the public with a deadline of April 10, 2025, and was to serve as an announcement of forthcoming proposed regulations. It did not include any reliance language and did not constitute final or binding guidance. On January 15, 2025, the IRS issued Notice 2025-11 which provided emission rate guidance in support of Notice 2025-10. We commented on both Notices seeking immediate clarity.

Like the BTC, the small agri-biodiesel credit which provides for an annual tax incentive in the amount of $0.10 per gallon on the first 15 million gallons of qualified agri-biodiesel produced was also extended to December 31, 2024, by the Inflation Reduction Act of 2022 and was not reinstated with the CFPC.

State Incentives

Our review of state statutes reveals that virtually all states provide user or producer incentives for biodiesel, several states provide both types of incentives, and more than 35 states provide incentives to biodiesel producers to build facilities in their states, typically offering tax credits, grants, and other financial incentives. Arkansas does not offer any producer incentives, but does offer investment incentives. We are registered in fuel programs in the states of California and Oregon, which incentivize the use of low carbon fuels specific to biomass-based diesel. We will continue to assess these and other state incentives and determine if we qualify. We will also stay abreast of regulations and update registrations if eligible.

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

Commercially available biodiesels can contain small amounts of unreacted or partially reacted oils and fats as well as other minor impurities. The unreacted or partially reacted oils and fats are called glycerides. In rare instances, the glycerides and other minor components and impurities can clog engine filters. To address this issue, ASTM D6751 was amended in February 2012 to create two new grades of biodiesel. Grade No. 2 is essentially the specifications in effect before the amendment. Grade No. 1 provides for a maximum total monoglyceride content and a maximum cold soak filterability time and, in theory, would be used where the cloud point of Grade No. 2 biodiesel does not provide adequate assurance of quality. Both grades of biodiesel qualify as “biodiesel” for purposes of the RFS2 mandate. The Company continues to operate under the most recently published version of ASTM D6751, Standard Specifications for Biodiesel Fuel Blend Stock (B100) for Middle Distillate Fuels. All biodiesel made in our continuous process meets the more stringent specifications for Grade No. 1 biodiesel.

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

Renewable Identification Numbers

As noted above, the RFS2 mandates levels of various types of renewable fuels that are to be blended with U.S. gasoline and diesel fuel by U.S. refiners, blenders, and importers. RINs are the mechanism for ensuring that the prescribed levels of blending are reached. As ethanol and biodiesel is produced or imported, the producer or importer has the responsibility to report the activity in the USEPA’s Moderated Transaction System (“EMTS”) where a series of numbers (i.e., a RIN) is assigned to their product. Assignment is made according to guidelines established by the USEPA. Currently, 1.5 RINs are assigned for each gallon of biodiesel produced. When biofuels change ownership to the refiners, importers, and blenders of the fuel, the RINs are also transferred. The RINs ultimately are separated from the renewable fuel generally at the time the renewable fuel is blended. The refiners, importers, and blenders generally use the RINs to establish that they have blended their applicable percentage of renewable fuels during the applicable reporting period. However, once the RINs are separated from the underlying biofuels (e.g., by blending the underlying biodiesel with petrodiesel), they can also be sold separate and apart from the underlying biofuels.

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

Biodiesel Production Capacity

According to the U.S. Energy Information Administration (“EIA”), biodiesel production capacity decreased to 1,995 million gallons per year from 2,083 million gallons and renewable diesel and other biofuels increased to 4,580 million gallons from 3,897 million gallons in November 2024 as compared to November 2023, respectively.  With the capacity growth of renewable diesel and other biofuels, the biodiesel industry has continued to show resilience.  (Source: https://www.eia.gov/biofuels/update/)

Both biodiesel and renewable diesel have been impacted by the lack of clarity from the U.S. Treasury Department with respect to the CPFC on the delay of the Renewable Fuel Obligation (“RVO”) for 2026.  The USEPA reports that actual production in January 2025 was significantly lower as compared to January 2024 for both biodiesel (68.7 million gallons versus 160.6 million gallons, respectively) and renewable diesel (175.9 million gallons versus 200.9 million gallons, respectively).  However, sustainable aviation fuel (“SAF”) production increased during the same time frame (16.4 million gallons versus 9.7 million gallons, respectively). (Source: https://www.epa.gov/fuels-registration-reporting-and-compliance-help/spreadsheet-rin-generation-and-renewable-fuel-0)

Even given these challenges, we believe that biodiesel will continue to be a highly competitive, sustainable, renewable fuel as long as the approved RFS pathways continue to be eligible for tax credits.

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

For the years ended December 31, 2024, 2023, and 2022, two customers represented approximately 37% of biofuel revenue (25% of total revenue), 44% of biofuel revenue (35% of total revenue), and 34% of biofuel revenue (27% of total revenue), respectively.  Significant customers for the years ended December 31, 2024, 2023, and 2022 varied from year to year, and were comprised of five customers. We do not have long-term contracts with any biofuels customer, but rather sell on the basis of monthly or short-term, multi-month purchase orders at prices based upon then-prevailing market rates. We do not believe that the loss of any of these customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) biofuels are a commodity with a large potential customer base; (ii) we believe that we could readily sell biofuels to other customers; (iii) the prices we receive from these customers are based upon then-market rates; and (iv) our sales to the customers are not under fixed terms, and the customers have no obligation to purchase any minimum quantities except as stipulated by short term purchase orders.

Competition

Renewable diesel continues to be a rapidly growing biofuel competing with biodiesel. The Company uses a conventional process of transesterification of feedstocks fats, vegetable oils, or waste cooking oils to make biodiesel. Renewable diesel is produced via hydro-processing of the same feedstocks. Renewable diesel, unlike conventional biodiesel, meets the fuel specification requirements of ASTM D975 (petrodiesel fuel) and ASTM D396 (home heating oil) and can be used as a direct substitute without requiring the need for petrodiesel blending. As a result, renewable diesel trades at a premium price to conventional biodiesel based on fungibility with petrodiesel, better cold weather performance and generation of a higher number of RINS on a per gallon basis.

Renewable diesel operational capacity in the US has grown significantly since 2018 and at the end of 2024 was at approximately 4,580 million gallons per year with that figure expected to continue to rise over the next five years. In 2023, renewable diesel capacity and production surpassed that of conventional biodiesel.  The increases forecasted for renewable diesel capacity will require an increase in the supply chain to meet that demand. This was also the case in 2018, and new capacity was constructed to meet demand.  As well as being driven by the benefits of the RFS and those of the Californian Low Carbon Fuel Standard (“LCFS”), renewable diesel production is also attractive to U.S. oil companies as it allows them to repurpose refinery hydro-processing equipment close to existing hydrogen supply facilities that would otherwise be redundant or uneconomical. In addition to renewable diesel, SAF in the US has grown to a capacity of 16.4 million gallons. The future of biodiesel will be driven by feedstock availability; its market price compared to renewable diesel; and State and Federal regulations and incentives.

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

Our plant’s custom manufacturing product portfolio includes products that are used in the coatings, chemical intermediates, industrial and consumer cleaning, oil and gas, dyes, and specialty polymers industries. Historically, but ending in 2021, our custom manufacturing product portfolio was highly concentrated on two significant legacy products, namely a laundry detergent additive for a leading consumer products company and a proprietary row crop herbicide. Our current custom manufacturing product portfolio is more diversified into multiple markets including agrochemicals, oilfield chemicals, industrial intermediates, and fabric care markets.

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

Customers and Markets

Our chemical products are used in a variety of markets and end uses, including detergent, agrochemical, automotive, oil and gas, coatings, nutrition, and polymer additives. Some of the chemical products can be cyclically driven by changes in general demand factors. In the case of our custom manufacturing business, the customers are typically the brand owners and, therefore, they control factors related to production demand, such as market development, patent expirations and their external manufacturing strategy. In such cases, we may be unable to increase or maintain our level of sales revenue for these products.

No chemical customer represented greater than 10% of total sales revenue in 2024 or 2023.

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

Supply and Distribution

Specialty chemicals are generally high unit value products sold in bulk, or low-volume packaged form, and for which distribution is a relatively minor component of cost. Most products are sold free on board (“FOB”) from the Batesville site for distribution globally. Similarly, raw materials for these products are comparatively higher-value components that are sourced globally. An exception is the biofuels co-products, which are recovered from local processing.

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

Research and development expense incurred by us for the years ended December 31, 2024, 2023 and 2022 were $3,993,000, $4,398,000, and $3,415,000, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

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

Our cash expenditures related to environmental protection and improvement were approximately $11,991,000, $12,854,000, and $10,268,000 for the years ended December 31, 2024, 2023 and 2022, respectively, and are included in costs of goods sold in the consolidated statements of income for each period. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities but also include expenditures for construction and development. The USEPA recently updated the Miscellaneous Organic NESHAP (“MON”) regulation, 40 CFR Part 63 Subpart FFFF, which governs emissions from organic chemical manufacturing facilities. To comply with this regulation, we updated equipment monitoring systems, chemical leak detection programs, maintenance programs, vessel pressure relief systems, emission reporting protocols and related procedures. While we do not expect future environmental capital expenditures arising from requirements of environmental laws and regulations to materially increase our planned level of annual capital expenditures for environmental control facilities, we can give no assurances that such requirements will not materialize in the future.

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

Management Team and Human Capital

Our executive management team at the Batesville plant consists of individuals with a combined 100 plus years of experience in the chemicals industry, comprising technical, operational, and business responsibilities. The members of the executive team also have international experience, including assignments in Europe and Asia. The operational and commercial management group at the Batesville site includes additional degreed professionals with an average experience of more than 30 years in the chemical industry.

Our Batesville workforce comprises approximately 537 full and part time non-union employees, and includes degreed professionals including chemists (some with PhDs) and engineers (including licensed professional electrical, mechanical, and chemical engineers). Operations personnel have received extensive training and are highly skilled. Additionally, all site manufacturing and infrastructure is fully automated and computer-controlled. Due to the lack of locally-available process industry infrastructure, the workforce is substantially self-sufficient in the range of required operational skills and experience. Voluntary attrition at the site has averaged 10% over the past five years. Our Batesville operation is also supported by a small commercial team based in our corporate office in Clayton, Missouri.

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

We also make available free of charge, through the “Investors - Corporate Governance” section of our website (https://futurefuel-corporation.ir.rdgfilings.com/corporate-governance), the corporate governance guidelines of our board of directors, the charters of each of the committees of our board of directors, and the code of business conduct and ethics for our directors, officers, and employees. Such materials will be made available in print upon the written request of any shareholder to FutureFuel Corp., 8235 Forsyth Blvd., 9th Floor, Clayton, Missouri 63105, Attention: Investor Relations.

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

Risks Related to Economic Conditions, Governmental Action, and our Industry

Our industry is greatly influenced by the U.S. and overall global economy and as such adverse economic conditions have the potential to adversely affect our business, results of operations, or financial condition.

We are subject to various U.S. and global economic conditions, including our sourcing of certain raw materials for our chemicals segment internationally.  Accordingly, adverse changes in these conditions, including supply chain disruptions and price inflation for those raw materials, can adversely impact our business. The impacts include, but are not limited to:

●	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;
●	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;
●	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our product;
●	suspension of renewable fuel and/or low carbon fuel policies;
●	limitations on our ability to operate our business as a result of federal, state or local regulations including taxes and tariffs; and
●	decreases in the demand for and price of RINs and LCFS credits as a result of reduced demand for petroleum-based gasoline and diesel fuel.

We operate within the biomass-based diesel industry, which is significantly influenced by governmental programs requiring or incentivizing the consumption of biofuels, including the BTC and CFPC. The expiration or loss of mandates or incentives would have a material adverse effect on our business.

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

Historically, the most significant tax incentive program in the biomass-based diesel industry has been the BTC. Under the BTC, the first market participant to blend pure biomass-based diesel with petroleum-based diesel fuel receives a one dollar per gallon refundable tax credit. From time to time, the BTC has expired and been retroactively reinstated.  Most recently, the Inflation Reduction Act, adopted in August 2022, extended the BTC through December 31, 2024, but provided for its replacement by the CFPC on January 1, 2025.  The CFPC is structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero.  For producers meeting prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of biodiesel.  However, the maximum credit would require zero GHG emissions which is unrealistic for almost every biodiesel producer, including the Company.  Guidance surrounding this credit has yet to be finalized despite the effective date of the CFPC.  Given our relative position to other biodiesel producers and the importance of such incentives to our operations, a reduction or elimination of these governmental incentives could have a material adverse effect on us and on the biodiesel industry in general. Specifically, if biodiesel prices decrease as a result of the expiration or significant reduction in these governmental incentives and biodiesel feedstock costs do not decrease proportionately, we could realize a negative gross margin on biodiesel. As a result, we could be forced to cease production of biodiesel, which would have an adverse effect on our financial condition.

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

The LCFS is designed to reduce GHG emissions associated with transportation fuels used in California by ensuring that the total amount of fuel consumed meets declining targets for such emissions. The regulation quantifies lifecycle GHG emissions by assigning a “carbon intensity” (“CI”) score to each transportation fuel based on that fuel’s lifecycle assessment. Each petroleum fuel provider, generally the fuel’s producer or importer is required to ensure that the overall CI score for its fuel pool meets the annual carbon intensity target for a given year. This obligation is tracked through credits and deficits and credits can be traded. We generate LCFS credits when we sell qualified fuels which are used in California. As a result of the trading price of LCFS credits, California has become a desirable market in which to sell our biodiesel. If the value of LCFS credits were to materially decrease as a result of over-supply, as a result of reduced demand for our fuels, if the fuel produced is deemed not to qualify for LCFS credits, or if the LCFS or the manner in which it is administered or applied were otherwise changed in a manner adverse to us, our revenues and profits could be seriously harmed.

The industries in which we compete are highly competitive.

The biodiesel and specialty chemical industries are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual customers. We compete with other firms in the sale or purchase of various goods or services in many national and international markets. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Although we will employ all methods of competition that are lawful and appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

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

Prices for alternative fuels tend to fluctuate widely based on a variety of political and economic factors. These price fluctuations heavily influence the oil and gas industry. Lower energy prices for existing products tend to limit the demand for alternative forms of energy services and related products and infrastructure. Historically, the markets for alternative fuels have been volatile, and they are likely to continue to be volatile. Wide fluctuations in alternative fuel prices may result from relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and other factors that are beyond our control, including:

●	worldwide and domestic supplies of oil and gas;
●	the price and/or availability of biodiesel feedstocks;
●	weather conditions;
●	the level of consumer demand;
●	the price and availability of alternative fuels;
●	the availability of pipeline and refining capacity;
●	the price and level of foreign imports;
●	domestic and foreign governmental regulations and taxes and trade restrictions, including tariffs;
●	the ability of the members of the Organization of Petroleum Exporting Countries (OPEC) to agree to and maintain oil price and production controls;
●	political instability or armed conflict in oil-producing regions;
●	pandemics, epidemics, or disease outbreaks; and
●	the overall economic environment.

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

Disruptions could also occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-incidents, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. We have recently suffered increasingly frequent, unscheduled and extended service utility downtime as a result of supplier delays and quality issues beyond our control. No assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on our results of operations.

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with four large customers covering multiple products representing greater than 84% of our chemicals segment product sales, or 28% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

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

Sales to these biodiesel customers totaled approximately 25% of total revenue (or $59,867,000) in 2024. Sales in 2023 to our two largest customers represented 35% of total revenues (or $127,763,000). Sales to our two largest biodiesel customers totaled 27% of total revenues in 2022 (or $107,898,000). We do not have a contract with these customers but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

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

Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent or costly waste handling, storage, transport, disposal, or cleanup requirements could require us to make significant expenditures to attain and maintain compliance and may otherwise have a material adverse effect on our business segments in general and on our results of operations, competitive position, or financial condition. We are unable to predict the effect of additional environmental laws and regulations that may be adopted in the future, including whether any such laws or regulations would materially increase our cost of doing business or adversely affect our operations in any area.

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

We hold a $75 million revolving credit facility with a commercial bank. This credit facility expires in February 2030. Although as of the date of this report we have no outstanding borrowings under the existing facility, if and when we do borrow, the restrictions governing this type of indebtedness (such as total debt to EBITDA limitations) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. We previously identified a material weakness in our internal control over financial reporting related to review controls of our cash flow statement. We remediated this material weakness and have concluded as of December 31, 2024, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

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

Although management does not believe that the Company has experienced any material losses to date related to these cyber security incidents, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security incidents through a comprehensive cyber security program that is continuously reviewed (through internal and third-party auditing), maintained, and upgraded. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

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

There is disruption in supply in the renewable fuel market currently without clarity on the CFPT credit.  However, under normal conditions there is excess renewable fuel production capacity and low utilization in the industry and if non-operational and underused facilities commence or increase operations, our results of operations may be negatively affected.

Many biodiesel plants in the United States are currently shutdown without clarity on the CFPT credit.  Most biodiesel plants, when running, do not operate at full capacity. Further, a number of renewable diesel plants are under construction in the United States as of December 2024, and if completed, would add additional renewable fuel production capacity. The annual production capacity of existing plants and plants under construction far exceeds both historic consumption of renewable fuels in the United States and required consumption under RFS2. If this excess production capacity was used, it would increase competition for our feedstocks, increase the volume of renewable fuels on the market, and may reduce our biodiesel gross margins, harming our revenues and profitability.

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

We have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”) and holdings in certain United States Government Select Funds.  As of December 31, 2024, we maintained with such banks cash balances of approximately $18.8 million in excess of the amounts insured by the FDIC.

Risks Associated With Owning Our Shares

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,803,243 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile, and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) uncertainty with respect to changing laws and regulations that impact our business and our ability to take advantage of tax credits such as the BTC and CFPC; or (vi) unscheduled and extended downtime at our facility; or (vii) events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

Risk Management and Strategy

The Company understands the importance of managing risks from cybersecurity incidents and utilizes a multilayered strategy guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for assessing, identifying, detecting and responding to threats and other potential incidents. Key aspects of our strategy for managing risks of cybersecurity threats include:

●	Timely security patching of endpoints;
●	Network and endpoint-based monitoring with autonomous protection capabilities;
●	Backups which are regularly tested for recovery with key backups hardened against malicious access;
●	Third-party security services for audit, benchmarking, and improvement of our cyber security program;
●	Ongoing monitoring and evaluation of our cybersecurity posture and performance through regular vulnerability scans, simulated phishing tests, and penetration tests;
●	Oversight of third-party service providers by conducting vendor due diligence upon onboarding and ongoing monitoring;
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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 31, 2025, there are 43,803,243 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 308 holders of record on March 31, 2025, as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2024 and 2023, and we have also declared dividends for 2025. While we anticipate similar regular cash dividends after 2025, no assurances can be given that we will declare or pay dividends for years after 2025.  Additionally, we paid a special cash dividend of $2.50 per share on our common stock on April 9, 2024, to the holders of record of all the issued and outstanding shares of common stock as of the close of business on March 26, 2024.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting (the “Incentive Plan”). We do not maintain any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2024, we have issued or awarded 84,000 options to purchase shares of our common stock, 750,000 restricted stock units (“RSUs”), and 40,000 shares of stock, in each case under the Incentive Plan.

Following is additional information regarding the incentive plans as of December 31, 2024.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding units, options,	warrants and rights	compensation plans (excluding
	warrants and rights	(excluding RSUs	securities reflected in column (a))
Plan Category	(a)	reflected in column (a))
Equity compensation plans approved by security holders	794,000	$7.33	3,526,324

Performance Graph

The graph below compares the cumulative 5-Year total return to holders of the Company's common stock relative to the cumulative total returns of the Russell 2000 index and 24 companies, listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2019 and its relative performance is tracked through December 31,2024.

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

Purchase of Securities by Us

During 2024, neither we, nor anyone acting on our behalf, purchased any shares of our common stock, which is the only class of our equity securities that is registered pursuant to Section 12 of the Exchange Act.  On March 12, 2024, the Company’s board of directors authorized the repurchase of up to $25.0 million of Company common stock through a stock repurchase program expiring March 12, 2026. The program could be suspended or discontinued at any time, based on market, economic, or business conditions. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, and other factors.

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

There currently is uncertainty as to our production of biodiesel in the future. This uncertainty results from changes in feedstock prices relative to biodiesel prices and the lack of permanency of government mandates including the BTC, the small producer’s tax credit, the CFPC (effective January 1, 2025), the renewable fuels program, and the California low carbon fuel program credits. See “Risk Factors” above as well as Note 3 to our consolidated financial statements. This uncertainty also results from government mandates that strengthen markets that we compete against including renewable diesel and electric vehicles.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. Petrodiesel and biodiesel blends are available to customers at our leased storage facility in North Little Rock, Arkansas and at our Batesville plant. In addition, we deliver blended product to a small group of customers within our region. We also sell D4 and D6 RINs from time to time. At December 31, 2024 we held 3.1 million RINs with a market value of $1,831 and at December 31, 2023, we held 4.3 million RINs in inventory with a market value of $6,567.

Most of our sales are FOB the Batesville plant, although some transfer points are in other states or foreign ports. Many of our chemicals are used to manufacture products that are shipped, further processed, and/or consumed throughout the world, and we are not always aware of the exact quantities of our products that are moved into foreign markets by our customers. We do track the addresses of our customers for invoicing purposes and use this address to determine whether a particular sale is within or outside the United States. Our revenue for the last three fiscal years attributable to the United States and foreign countries (based upon the billing addresses of our customers) is set forth in the following table.

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2024	$242,685	$654	$243,339
Year ended December 31, 2023	$367,368	$882	$368,250
Year ended December 31, 2022	$394,671	$1,343	$396,014

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

Fiscal Year Ended December 31, 2024 Compared to Fiscal Year Ended December 31, 2023

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Year	Year
	Ended	Ended
	December 31,	December 31,	Dollar	%
	2024	2023	Change	Change
Revenue	$243,339	$368,250	$(124,911)	(34)%
Income from operations	$6,372	$27,368	$(20,996)	(77)%
Net income	$15,503	$37,382	$(21,879)	(59)%
Earnings per common share:
Basic	$0.35	$0.85	$(0.50)	(59)%
Diluted	$0.35	$0.85	$(0.50)	(59)%
Adjusted EBITDA	$17,594	$34,983	$(17,389)	(50)%

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

Adjusted EBITDA allows our chief operating decision maker to assess the performance and liquidity of our business on a consolidated basis to assess the ability of our operating segments to produce operating cash flow to fund working capital needs, to fund capital expenditures and to pay dividends. In particular, our management believes that adjusted EBITDA permits a comparative assessment of our operating performance and liquidity, relative to a performance and liquidity based on GAAP results, while isolating the effects of depreciation and amortization, which may vary among our operating segments without any correlation to their underlying operating performance, and of non-cash stock-based compensation expense, which is a non-cash expense that varies widely among similar companies, and unrealized gains and losses on derivative instruments, which can cause net income to appear volatile from period to period relative to the sale of the underlying physical product.

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Years ended December 31:
	2024	2023
Net income	$15,503	$37,382
Depreciation	9,208	10,348
Non-cash stock-based compensation	359	-
Interest and dividend income	(7,656)	(9,577)
Non-cash interest expense and amortization of deferred financing costs	138	135
Loss on disposal of property and equipment	30	29
Unrealized loss (gain) on derivative instruments	1,971	(1,878)
Gain on marketable securities	-	(575)
Other income	(2,751)	(882)
Income tax provision	792	1
Adjusted EBITDA	$17,594	$34,983

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Years ended December 31:
	2024	2023
Net cash provided by operating activities	$24,802	$21,299
Provision for deferred income taxes	(773)	-
Interest and dividend income	(7,656)	(9,577)
Income tax provision	792	1
Changes in operating assets and liabilities, net	3,180	24,143
Other non-operating income	(2,751)	(883)
Adjusted EBITDA	$17,594	$34,983

Results of Operations

Consolidated

	2024 Compared to 2023:				2023 Compared to 2022:
			Change				Change
(Dollars in thousands)	2024	2023	$	%	2023	2022	$	%

Sales	$243,339	$368,250	$(124,911)	(34%)	$368,250	$396,014	$(27,764)	(7%)
Volume/product mix effect			$(59,546)	(16%)			$45,350	11%
Price effect			$(65,365)	(18%)			$(73,114)	(18%)

Gross profit	$19,644	$40,979	$(21,335)	(52%)	$40,979	$28,993	$11,986	41%
Operating expense	$13,272	$13,611	$(339)	(2%)	$13,611	$11,447	$2,164	19%
Other (income) expense	$(9,923)	$(10,015)	$92	1%	$(10,015)	$3,808	$(13,823)	NA
Pretax income	$16,295	$37,383	$(21,088)	(56%)	$37,383	$13,738	$23,645	172%
Income tax provision (benefit)	$792	$1	$791	79100%	$1	$(1,473)	$1,474	NA
Net income	$15,503	$37,382	$(21,879)	(59%)	$37,382	$15,211	$22,171	146%

2024 Compared to 2023

Consolidated sales revenue decreased 34% or $124,911 in 2024 compared to 2023 from lower sales volumes ($60,574) and lower prices ($65,011) in the biofuel segment. Partially offsetting this decline was an increase in chemical segment volumes and an increase of $5,492 in amortization of deferred revenue from the expiration of a long-term contract which is now a short-term contract.

Gross profit decreased 52% or $21,335 in 2024 compared to 2023. This comparative decrease was ($14,031) in the biofuel segment and ($7,304) in the chemical segment.  This reduction was inclusive of (i) reduced sales volumes of biodiesel and glycerin from extreme weather conditions in the first three months of the year, ii) downtime of both biodiesel and chemical production equipment during the last half of 2024 from delays by equipment suppliers, and iii) in the biofuel segment, the change in the unrealized activity of derivative instruments in comparison to the prior year with a loss of $1,971 in the current year and a gain of $1,878 in the prior year.  Also contributing to this reduced margin was the change in adjustments in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting which increased gross profit $3,028 in 2024 as compared to $10,334 in 2023.  Partially offsetting this decrease was the benefit of the amortization of deferred revenue in the chemical segment of $5,492.

Operating expenses decreased $339 in 2024 compared to 2023. This decrease was primarily the result of decreased research and development and legal expenses.

Other income decreased $92 in 2024 as compared to 2023. This net decrease was due to (i) the reduction of interest income of $1,921, (ii) the prior year gain of $575 on the sale of marketable securities with no such gain in the current year, and (iii) separations payments made in the current year.  These reductions were mostly offset by the receipt of a $2,750 settlement in 2024 (see Note 22 of our consolidated financial statements for further details).

Income tax provision (benefit)

The income tax provision was $792 in 2024 or an effective tax rate of 4.9% as compared to a provision in 2023 of $1 or an effective tax rate of 0.0%.

The Company’s effective tax rates for the years 2024 and 2023 reflect the positive effect of certain tax credits and incentives, the most significant of which are the BTC and the Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. See Note 3 to our consolidated financial statements for a discussion of the pretax earnings impact of the BTC.

The Company’s effective tax rate for 2024 and 2023 includes an expense of $8,169 or 50.1% and $6,821 or 18.2%, respectively, from the recording of a valuation allowance against its deferred tax assets. The Company evaluates its deferred tax assets and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. As of December 31, 2024, based on all available and allowable evidence, the Company determined that its deferred tax assets of $41,076 are more likely than not realizable only to the extent of $18,691, resulting in a net deferred tax liability of $773.  As of December 31, 2023, based on all available and allowable evidence, the Company determined that its deferred tax assets were more likely than not realizable only to the extent of its deferred tax liabilities and recorded the resulting valuation allowance.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2024 and 2023.

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

The Company’s unrecognized tax benefit totaled $0 at December 31, 2023 and 2022.

Chemicals Segment

	2024 Compared to 2023:				2023 Compared to 2022:
			Change				Change
(Dollars in thousands)	2024	2023	$	%	2023	2022	$	%

Sales	$80,007	$79,333	$674	0.8%	$79,333	$80,893	$(1,560)	(1.9%)
Volume/product mix effect			1,028	1.3%			356	0.4%
Price effect			(354)	(0.4%)			(1,916)	(2.4%)

Gross profit	$22,632	$29,936	$(7,304)	(24.4%)	$29,936	$25,645	$4,291	16.7%

2024 Compared to 2023

Chemical sales revenue increased 1% or $674 in 2024 compared with 2023. Sales revenue for our custom chemical product line (chemicals produced for specific customers) totaled $69,473, an increase of 8% or $5,187 from 2023. Included in this net increase were higher sales volumes of chemicals sold into the automotive coatings market, sales of one new product into the coatings market, and an increase of $5,492 from the amortization of deferred revenue of a long-term contract which expired. We are working with this customer on a new long-term agreement while we continue to do business. Mostly offsetting these increases were reduced sales prices and volumes of chemicals sold in the agricultural and energy markets. Performance chemicals revenue (comprised of multi-customer products which are sold based on specification) was $10,534 in 2024, a decrease of 30% or $4,513 from 2023. This decrease resulted from lower sales volumes and prices of glycerin products.  Sales volumes were negatively impacted by the downtime of production equipment during the last half of 2024 from delays by equipment suppliers.

Gross profit for the chemicals segment decreased 24% or $7,304 in 2024 compared with 2023. This decrease was primarily from: (i) reduced chemical sales prices in the agricultural and energy markets, and (ii) reduced sales volumes as described above.  Partially offsetting these decreases were: (i) the benefit of the amortization of deferred revenue in the chemical segment of $5,492, and (ii) the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $658 in 2024 as compared to $1,920 in 2023.

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

Biofuel Segment

	2024 Compared to 2023:				2023 Compared to 2022:
			Change				Change
(Dollars in thousands)	2024	2023	$	%	2023	2022	$	%

Sales	$163,332	$288,917	$(125,585)	(43.5%)	$288,917	$315,121	$(26,204)	(8.3%)
Volume/product mix effect			(60,574)	(21.0%)			44,994	14.3%
Price effect			(65,011)	(22.5%)			(71,198)	(22.6%)

Gross (loss) profit	$(2,988)	$11,043	$(14,031)	NA	$11,043	$3,348	$7,695	229.8%

2024 Compared to 2023

Biofuels sales revenue decreased 43% in 2024 compared to 2023, primarily from a 21% reduction in sales volume and a 23% reduction in the average price of fuel sold inclusive of D4 RIN prices. Production and sales volumes in 2024 were impacted by the extreme winter weather experienced in the first quarter as well as production issues, stemming from delays by equipment suppliers that created an extended service utility downtime, which impacted the third and fourth quarter.

A portion of our biodiesel sold was to two major refiners in the United States in 2024 and 2023. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of this customer would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to this customer are not under fixed terms and the customer has no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from this customer are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuels gross profit decreased $14,031 in 2024 compared to 2023. This decrease primarily resulted from reduced sales volumes, primarily stemming from:  (i) extreme winter weather in the first quarter of 2024, (ii) delays by equipment suppliers that created an extended service utility downtime, which prevented us from building the biodiesel inventories we would typically have available to sell in the last half of 2024, and (iii) the change in the unrealized activity of derivative instruments in comparison to the prior year with a loss of $1,971 in the current year and a gain of $1,878 in the prior year. Also reducing gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $2,370 in 2024 as compared to an increase in gross profit of $8,414 in 2023.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, when performance obligations of the customer contract are satisfied. We sell to customers through master sales agreements or standalone purchase orders. The majority of our revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied. Accordingly, we recognize revenue when control is transferred to the customer, which is when products are considered to meet customer specification per the customer contract and title and risk of loss are transferred. This typically occurs at the time of shipment or delivery; or for certain contracts, this occurs upon delivery of the material to one of our storage locations, ready for customer pickup and separated from our other inventory. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products and is generally based upon a negotiated price. We sell products directly to customers generally under agreements with payment terms of 30 to 75 days for chemical segment customers and 5 to 10 days for biofuels segment customers.

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

For most product sales, revenue is recognized when product is shipped from our facilities and when control has transferred to the customer, which is in accordance with our customer contracts and the stated shipping terms. Nearly all custom manufactured products are manufactured under written master service agreements. Performance chemicals and biodiesel are generally sold pursuant to the terms of written purchase orders. In general, customers do not have any rights of return, except for quality disputes. All of our products are tested for quality before shipment, and historically returns have been inconsequential. We do not offer rebates, except those related to the BTC when transactions are occurring when the BTC is not in effect.  See Note 3 of our consolidated financial statements for additional discussion on the BTC.

Biodiesel selling prices can at times fluctuate based on the timing of unsold, internally generated RINs. From time to time, sales of biodiesel are on a “RINs-free” basis. Such method of selling results in applicable RINs being held. The value of RINs is not reflected in revenue until such time as the RINs sale has been completed with the transfer of the RINs.

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2024 and 2023 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $43,959, $43,766, and $36,805 for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, $7,301 and $4,317, respectively, was included in revenue for products that had not shipped. The latter amounts do not include Contract Assets of $29 and $734 that have not been billed nor shipped at December 31, 2024 and 2023, respectively.

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

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2024, 2023 and 2022 are set forth in the following table.

(Dollars in thousands)

	2024	2023	2022
Net cash provided by operating activities	$24,802	$21,299	$52,451
Net cash (used in) provided by investing activities	$(14,794)	$33,022	$(3,829)
Net cash used in financing activities	$(119,911)	$(10,517)	$(10,503)

Operating Activities

Cash provided by operating activities increased in 2024 to $24,802 from $21,299 in 2023, a net increase of $3,503. This increase was attributed to the change in (i) inventory of $9,815, (ii) accounts receivable, including accounts receivable – related parties, of $8,714, (iii) accrued expenses and other current liabilities of $7,043, (iv) change in fair value of derivative instruments of $3,849, (v) change in fair value of equity securities of $3,117, and (vi) accounts payable, including accounts payable - related parties, of $2,249. Partially offsetting the increase in cash from operations was the decrease of $21,879 in net income in 2024 compared to 2023 and the change in deferred revenue of $6,787 and other non-current liabilities of $3,317.

Cash provided by operating activities decreased in 2023 to $21,299 from $52,451 in 2022, a net decrease of $31,152. This decrease was attributed to the change in (i) accounts payable, including accounts payable - related parties, of $27,928, (ii) fair value of equity securities of $11,414 with the sale of marketable securities, (iii) income taxes receivable of $7,782, and (iv) inventory of $5,550. Partially offsetting the decrease in cash from operations was the increase of $22,171 in net income in 2023 compared to 2022.

Investing Activities

Cash used in investing activities was $14,794 in 2024 compared to cash provided by investing activities of $33,022 in 2023 for a net decrease in cash of $47,816. This decrease was primarily attributable to the sale of marketable securities in 2023 of $37,701. In addition, increased capital expenditures decreased cash from investing activities by $8,646.

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

Financing Activities

Cash used in financing activities increased to $119,911 in 2024 from $10,517 in 2023, a net increase of $109,394 primarily from the payment of a special cash dividend of $109,408.

Cash used in financing activities was $10,517 in 2023, primarily from the payment of dividends of $10,503.

Capital Expenditure Commitments

We had $1,460 of new chemical production equipment and infrastructure capital repair projects that generated commitments as of December 31, 2024.  We plan to continue to invest in capital infrastructure to increase the reliability of plant operations.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent and further amended on March 30, 2020 (as amended, the “Prior Credit Agreement”). The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $75,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030. The primary amendment from the Prior Credit Agreement was a reduction in the facility’s credit limit by $25,000.

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Prior Credit Agreement as of December 31, 2024 and 2023. See Note 13 of the consolidated financial statements for additional information regarding our Credit Agreement.

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

Dividends

In 2024, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends declared in 2024 totaled $10,513 to be paid in 2025. On March 12, 2024, we also declared a special cash dividend of $2.50 per share on our common stock.  This special dividend paid on April 9, 2024 amounted to $109,408.  Total cash dividends paid in 2024 were $119,911.

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

We maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions. As of December 31, 2024, approximately 83% of these deposits were insured by the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2024 and 2023. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2024 or 2023, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$9,420
1-3 years	418
4-5 years	137
Total	$9,975

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,466 at December 31, 2024. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2024 and 2023, the fair values of our derivative instruments were in a liability position in the amount of $235 and an asset position of $1,736, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2024. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Dollars in thousands)

			Hypothetical		Percentage
			Adverse		Decrease
	Volume		Change in	Decrease in	in Gross
Item	Requirements(a)	Units	Price	Gross Profit	Profit
Biodiesel feedstocks	42.4	MGAL	10%	$13,403	69.4%
Methanol	7.6	MGAL	10%	$810	4.2%
Electricity	104,738	MWH	10%	$548	2.8%
Sodium Methylate	10.8	MLB	10%	$531	2.7%
Coal	32,454	TON	10%	$349	1.8%
Natural Gas	1,165,645	MCF	10%	$301	1.6%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the year ended December 31, 2024.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2024 or 2023, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financials.

The following sets forth our consolidated balance sheets as at December 31, 2024 and 2023 and our consolidated statements of income and comprehensive income, statements of cash flows, and statements of changes in stockholders’ equity for each of the three years in the period ended December 31, 2024, together with Grant Thornton LLP’s report on the year ended December 31, 2024 and RSM US LLP's report on the year ended December 31, 2023 and 2022.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2025 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the presentation of supplies and parts in 2024.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue recognition – Recognition of material rights consideration

As described further in Note 4 to the consolidated financial statements, certain of the Company’s long-term custom chemical contracts have a material right as defined by Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, which provides the customer an option to purchase future goods or services at a discounted price as a result of upfront non-refundable payments provided by the customers. For each of these contracts, the Company applies the renewal option approach in allocating the transaction price to the material right and transfer of the product. The Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life and the most likely expected sales price in order to allocate the transaction price to the material right and transfer of the product. We identified the recognition of material rights consideration as a critical audit matter.

The principal consideration for our determination that recognition of material rights consideration is a critical audit matter is the judgment required in applying the renewal option approach, which includes estimating the significant assumptions which include: the contract length to which the material rights will be amortized and the expected contractual volumes which are used to recognize revenue from the material right consideration in the current period.

Our audit procedures related to the recognition of material rights consideration included the following, among others :

●

We tested of the design and operating effectiveness of internal controls relating to the recognition of material rights consideration, including those related to the development of the significant assumptions.

●	We obtained the contracts with customers containing material rights and evaluated for the proper accounting treatment.
●	We evaluated the reasonableness of the selected methodology used in determining the period of time, including expected contract renewals, over which to defer and recognize the consideration allocated to the material rights.
●	We evaluated the appropriateness of expected contractual volumes to be sold over the remaining contract life which included comparing the estimated volumes to customer forecasts.
●	We tested the mathematical accuracy of management’s calculations and the amounts recorded for the material rights in the consolidated financial statements.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tulsa, Oklahoma

March 31, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of FutureFuel Corp. and its subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of income and comprehensive income, cash flows and changes in stockholders’ equity for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RSM US LLP

We served as the Company’s auditor from 2019 to 2024.

St Louis, Missouri

March 14, 2024 (May 10, 2024, as to the effects of the restatement discussed in Note 25 of the consolidated financial statements filed on Form 10-K/A on May 10, 2024)

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Assets
Cash and cash equivalents	$109,541	$219,444
Accounts receivable, inclusive of the blenders’ tax credit of $6,683 and $11,381, and net of allowances for credit losses of $29 and $55, respectively	21,896	28,406
Accounts receivable – related parties	-	1
Inventory, net	20,643	25,383
Income tax receivable	53	1,940
Prepaid expenses	3,978	4,346
Prepaid expenses – related parties	-	12
Other current assets	8,675	11,014
Total current assets	164,786	290,546
Property, plant and equipment, net	78,538	72,711
Other assets	4,367	3,824
Total noncurrent assets	82,905	76,535
Total Assets	$247,691	$367,081
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due to customers of $890 and $890, respectively	$10,483	$22,178
Accounts payable – related parties	139	42
Deferred revenue – current	904	3,863
Dividends payable	10,699	10,503
Accrued expenses and other current liabilities	11,082	4,758
Total current liabilities	33,307	41,344
Deferred revenue – noncurrent	6,324	12,570
Noncurrent deferred income taxes	773	-
Other noncurrent liabilities	1,466	3,287
Total noncurrent liabilities	8,563	15,857
Total liabilities	41,870	57,201
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,803,243 and 43,763,243 issued and outstanding as of December 31, 2024 and 2023, respectively	4	4
Additional paid in capital	205,434	282,489
Retained earnings	383	27,387
Total stockholders’ equity	205,821	309,880
Total Liabilities and Stockholders’ Equity	$247,691	$367,081

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands, except per share amounts)

	2024	2023	2022
Revenue	$243,339	$368,228	$395,555
Revenue – related parties	-	22	459
Cost of goods sold	220,860	324,311	357,182
Cost of goods sold – related parties	66	(315)	5,425
Distribution	2,590	3,099	4,240
Distribution – related parties	179	176	174
Gross profit	19,644	40,979	28,993
Selling, general, and administrative expenses
Compensation expense	4,838	4,545	3,540
Other expense	3,809	4,052	3,881
Related party expense	632	616	611
Research and development expenses	3,993	4,398	3,415
Total operating expenses	13,272	13,611	11,447
Income from operations	6,372	27,368	17,546
Interest and dividend income	7,656	9,577	4,870
Interest expense	(138)	(138)	(128)
Gain (loss) on marketable securities	-	575	(8,546)
Other income (expense), net	2,405	1	(4)
Other income (expense)	9,923	10,015	(3,808)
Income before income taxes	16,295	37,383	13,738
Income tax provision (benefit)	792	1	(1,473)
Net income	$15,503	$37,382	$15,211

Earnings per common share
Basic	$0.35	$0.85	$0.35
Diluted	$0.35	$0.85	$0.35
Weighted average shares outstanding
Basic	43,765,757	43,763,243	43,763,243
Diluted	43,765,757	43,764,683	43,763,489

	2024	2023	2022
Comprehensive income
Net income	$15,503	$37,382	$15,211
Other comprehensive income (loss) from unrealized net losses on available-for- sale debt securities	-	2	(227)
Income tax effect	-	(1)	48
Total unrealized gain (loss), net of tax	-	1	(179)
Comprehensive income	$15,503	$37,383	$15,032

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

	2024	2023	2022
Cash flows from operating activities
Net income	$15,503	$37,382	$15,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,208	10,348	10,454
Amortization of deferred financing costs	103	101	95
Provision (benefit) for deferred income taxes	773	-	(1,822)
Change in fair value of equity securities	-	(3,117)	8,297
Change in fair value of derivative instruments	1,971	(1,878)	(343)
Loss on the sale of investments	-	2,543	248
Stock based compensation	359	-	46
Loss on disposal of property, plant, and equipment	30	29	64
Noncash interest expense	35	34	33
Changes in operating assets and liabilities:
Accounts receivable	6,510	(2,208)	3,118
Accounts receivable – related parties	1	5	52
Inventory	4,740	(4,445)	1,105
Income tax receivable	1,887	19	7,801
Prepaid expenses	368	(652)	(106)
Prepaid expenses – related party	12	-	(8)
Other assets	(146)	(935)	(144)
Accounts payable	(12,098)	(6,493)	13,790
Accounts payable – related parties	97	(7,757)	(112)
Dividends payable	186	-	-
Accrued expenses and other current liabilities	6,324	(719)	(948)
Accrued expenses and other current liabilities – related parties	-	(1)	-
Deferred revenue	(9,205)	(2,418)	(4,055)
Other noncurrent liabilities	(1,856)	1,461	(325)
Net cash provided by operating activities	24,802	21,299	52,451
Cash flows from investing activities
Collateralization of derivative instruments	(132)	1,343	(404)
Proceeds from the sale of marketable securities	-	37,701	1,292
Proceeds from the sale of property, plant, and equipment	6	-	61
Capital expenditures	(14,668)	(6,022)	(4,778)
Net cash (used in) provided by investing activities	(14,794)	33,022	(3,829)
Cash flows from financing activities
Deferred financing costs	-	(14)	-
Payment of dividends	(119,911)	(10,503)	(10,503)
Net cash used in financing activities	(119,911)	(10,517)	(10,503)
Net change in cash and cash equivalents	(109,903)	43,804	38,119
Cash and cash equivalents at beginning of period	219,444	175,640	137,521
Cash and cash equivalents at end of period	$109,541	$219,444	$175,640

Cash paid for interest	$-	$-	$3
Cash paid for income taxes	$457	$20	$69
Noncash investing and financing activities:
Noncash capital expenditures included in accounts payable	$403	$333	$208
Noncash operating leases	$-	$-	$707
Dividends payable	$10,699	$10,503	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

			Accumulated
			Other	Additional		Total
	Common Stock		Comprehensive	paid-in	Retained	Stockholders’
	Shares	Amount	Income	Capital	Earnings	Equity
Balance - December 31, 2021	43,763,243	$4	$178	$282,443	$6,303	$288,928
Cash dividends declared	-	-	-	-	(21,006)	(21,006)
Stock based compensation	-	-	-	46	-	46
Other comprehensive loss	-	-	(179)	-	-	(179)
Net Income	-	-	-	-	15,211	15,211
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Cash dividends declared	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	1	-	-	1
Net Income	-	-	-	-	37,382	37,382
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880
Cash dividends declared	-	-	-	(77,691)	(42,230)	(119,921)
Stock based compensation	40,000	-	-	636	(277)	359
Net Income	-	-	-	-	15,503	15,503
Balance - December 31, 2024	43,803,243	$4	$-	$205,434	$383	$205,821

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS AND OPERATIONS

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

Financial Presentation

The consolidated financial statements of FutureFuel Corp. and subsidiaries are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and include amounts that are based upon management estimates and judgments which could differ from actual future results.  Intercompany transactions and balances are eliminated in consolidation. Certain reclassifications were made to prior year amounts to conform to the 2024 presentation.

Change in Accounting Principle

As of December 31, 2024, we changed the accounting principle related to the presentation for supplies and parts held in support of maintenance and repair of plant equipment from Inventory to Other current assets.  As the investment in these supplies and parts has increased given our focus on plant reliability and efficiency as well as the fact that these parts are not revenue generating assets similar to the Company’s raw materials, work in process, and finished goods inventories but are instead held to support the maintenance and repair of the Company’s plant equipment, we determined it preferable to present these supplies and parts held within other current assets rather than inventory, which is composed of assets that may be sold or turned into assets to be sold as part of the Company’s primary business activities.  The change in accounting principle was a reduction in inventory and an increase in other current assets of $7,733 and $7,595 at December 31, 2024 and 2023, respectively.  There was no impact on any financial statement totals or key benchmarks (working capital, total assets, equity, gross profit, net income, or operating cash flows).

Cash and cash equivalents

Cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value. The Company places its temporary cash investments with high credit quality financial institutions. At times, bank deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit, however, no loss has occurred.

Accounts receivable and allowance for credit losses

Accounts receivable are recorded at the invoiced amount and only bear interest if outstanding beyond the agreed upon payment terms. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. Accounts receivable have been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of historical collection experience, current and future economic and market conditions, and a review of the status of individual accounts receivable. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Customer concentrations

For the years ended December 31, 2024, 2023 and 2022, significant portions of the Company’s sales were made to a relatively small number of customers. Sales to two biodiesel customers totaled 25%, 35%, and 27% of revenue in 2024, 2023, and 2022, respectively. Receivables for the significant customers at December 31, 2024 and 2023, were 13% and 0.2% of total receivables, respectively.

For the years ended December 31, 2024, 2023, and 2022, no chemical customer represented a greater than 10% of total sales revenue. However, one chemical customer had a receivable that was 20% of total receivables as of  December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Inventory

Inventories are valued at the lower of cost or market or net realizable value. The Company determines the cost of raw materials, work in process, and finished goods inventories by the last-in, first-out (“LIFO”) method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Derivative instruments

The Company records all derivative instruments at fair value. Fair value is determined by using the closing prices of the derivative instruments on the New York Mercantile Exchange at the end of an accounting period. Changes in the fair value of derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statements of income and comprehensive income as a component of cost of goods sold.

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2024, 2023, or 2022. See Note 6 - Derivative Instruments. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements and for certain biodiesel sales contracts.

Marketable securities

Investments consist of marketable equity and debt securities stated at fair value. The debt securities are designated as available-for-sale securities at the time of purchase based upon the intended holding period. Gains and losses from the sale of marketable securities and the changes in the fair value of equity securities are recognized as gain (loss) on marketable securities as a component of other income (expense) in the consolidated statements of income and comprehensive income. The cost basis used for all marketable securities is specific identification. Changes in the fair value of debt securities are recognized in accumulated other comprehensive income on the consolidated balance sheets, unless the Company determines that an unrealized loss will not be recovered before it is sold, in which case, the Company will recognize the loss as a component of other income (expense).

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

Supplies and parts

Supplies and parts are carried at cost in Other current assets and Other assets.  The Company writes-down its supplies and parts for estimated obsolescence and amounts determined to be in excess of expected needs.

Property, plant, and equipment, net

Property, plant, and equipment, net is carried at cost less accumulated depreciation. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When the Company retires or otherwise disposes of an asset, it removes the cost of such asset and related accumulated depreciation from the accounts. The Company records any profit and loss on retirement or other disposition in earnings.

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets, generally using the straight-line method with the following useful lives:

Building & building equipment (years)	20 – 39
Machinery and equipment (years)	3 – 33
Transportation equipment (years)	5 – 33
Other (years)	5 – 33

Impairment of assets

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations, fair value is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except those fair values are reduced for disposal costs.

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

Leases

Leases with an initial expected term of twelve months or less are considered short-term and are not recorded on our consolidated balance sheets.  The Company recognizes operating lease expense on a straight-line basis over the lease term.

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

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. Biodiesel cost of goods sold also includes a credit for the one dollar per gallon Blenders’ Tax Credit (“BTC”) for blending biodiesel with petroleum diesel when in law. The BTC was in effect during 2024, 2023, and 2022. See Note 3 for further discussion.

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

Issued accounting standards not yet adopted

Accounting Standards Update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures:  The Financial Accounting Standards Board (“FASB”) issued this update in December 2023 which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company will adopt the new standard effective for the year ended December 31, 2025, and does not expect the adoption to have a material impact on its financial statements and disclosures.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Recently adopted accounting standards

ASU No. 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures: The FASB issued this update in November 2023 which aims to improve disclosures about a public entity’s reportable segments.  These changes affect the Company’s segment reporting beginning with the Annual Report for the year ended December 31, 2024, and are applied retrospectively to all prior periods presented. The amendments in this ASU require public business entities to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and are included within each reported measure of segment profit or loss. This update does not change how an entity identifies or aggregates its reportable segments or how it applies the quantitative thresholds to determine them. The adoption of this ASU had a minimal impact on the Company’s financial statements and related disclosures.

3.	GOVERNMENT TAX CREDITS

The Company received the BTC which provided a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel.  The Company recorded this credit as a reduction to cost of goods sold as applicable sales were made.

The Further Consolidated Appropriations Act of 2020 was passed by Congress and signed into law on December 20, 2019, retroactively reinstating the BTC for 2018 and 2019 and extending it through December 31, 2022.  With the passage of the Inflation Reduction Act (“IRA”) in August 2022, the BTC was extended through December 31, 2024.

As part of each law from which the BTC mentioned above was reinstated, small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized $1,500 for 2024, 2023, and 2022 in the same accounting period as the benefit from the BTC as described above.  The benefit of this credit is recognized as a component of income tax provision (benefit).

The IRA created the clean fuel production credit (“CFPC”) for qualifying transportation fuel produced after 2024 and sold on or before December 31, 2027. The CFPC consolidates and replaces several fuel related credits which expired December 31, 2024 including the BTC and the Small Agri-biodiesel Producer Tax Credit.

The CFPC is an income tax credit structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero.  For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel.  For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is 20 cents per nonaviation fuel gallon. The Company registered for the program in June 2024 when the registration rules were issued and received approval in December 2024 as a clean fuel producer under the program.

On January 10, 2025, the IRS issued Notice 2025-10 with the purpose of providing initial guidance and solicited comment from the public with a deadline of April 10, 2025, and was to serve as an announcement of forthcoming proposed regulations and solicited public input by April 10, 2025. It did not include any reliance language and did not constitute final or binding guidance.

On January 15, 2025, the IRS issued Notice 2025-11 which provided emission rate guidance in support of Notice 2025-10.

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

The majority of revenue is from contracts with less than one-year arrangements with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied.

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

The Company leases warehouse space under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $669 for the year ended December 31, 2024.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2024 and 2023 consist of unbilled revenue from one customer and unbilled capital reimbursements from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 and $538 in 2024 and 2023, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $8,984 and $2,734 in 2024 and 2023, respectively. One contract liability ended in 2024 with additional revenue recognition of $5,492 in 2024.  This contract was expected to be negotiated before the end of the year based on a letter of intent and was not renewed.  The customer continues to purchase material from the Company on a short-term purchased order basis. Contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities

	December 31,
	2024	2023	2022
Trade receivables, included in accounts receivable*	$14,991	$15,897	$16,459
Contract assets, included in accounts receivable	222	1,128	775
Contract liabilities, included in Deferred revenue - short-term	697	3,656	3,565
Contract liabilities, included in Deferred revenue - long-term	3,293	9,318	11,605

*Exclusive of the BTC of $6,683, $11,381, and $8,970, respectively, and net of allowances for bad debt of $29, $55, and $48, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations

As of December 31, 2024, approximately $3,990 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from two to six years. Approximately 17% of this revenue is expected to be recognized over the next 12 months, and 83% is expected to be recognized between one and five years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual

	Year ended December 31,
	2024	2023	2022
Contract revenue from customers with > 1-year arrangements	$21,887	$37,055	$33,686
Contract revenue from customer with < 1-year arrangements	221,230	330,973	362,106
Revenue from non-contractual arrangements	222	222	222
Total revenue	$243,339	$368,250	$396,014

Timing of revenue

	Year ended December 31,
	2024	2023	2022
Bill-and-hold revenue	$43,959	$43,766	$36,805
Non-bill-and-hold revenue	199,380	324,484	359,209
Total revenue	$243,339	$368,250	$396,014

Bill-and-hold transactions consisted of five specialty chemical customers in 2024 and 2023, and four in 2022, whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $43,959, $43,766, and $36,805, for the years ended December 31, 2024, 2023, and 2022, respectively. Of the bill-and-hold sales revenue recognized, $7,301, $4,317, and $4,473 had not been shipped for the years ended December 31, 2024, 2023, and 2022, respectively. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2024, 2023 and 2022 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Year ended December 31,
	2024	2023	2022
United States	$242,685	$367,368	$394,671
All Foreign Countries	654	882	1,343
Total	$243,339	$368,250	$396,014

For the years ended December 31, 2024, 2023 and 2022, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

5.	INVENTORY

The carrying values of inventory were as follows as of December 31:

	2024	2023
At average cost (approximates current cost)
Finished goods	$10,809	$16,235
Work in process	872	611
Raw materials	15,335	17,937
	27,016	34,783
LIFO reserve	(6,373)	(9,400)
Total inventory	$20,643	$25,383

A LIFO liquidation of $435 and $2,124 occurred in the years ended December 31, 2024 and 2022, respectively. There was no liquidation in the year ended December 31, 2023.

6.	DERIVATIVE INSTRUMENTS

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income and comprehensive income as a component of cost of goods sold and amounted to a net loss of $499 for the year ended December 31, 2024, a net gain of $2,571 for the year ended December 31, 2023, and a net loss of $24,360 for the year ended December 31, 2022.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2024		2023
	Contract	Fair	Contract	Fair
	Quantity	Value	Quantity	Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	100	$(235)	354	$1,736

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $877 and $745 at December 31, 2024 and 2023, respectively, and is classified as other current assets in the consolidated balance sheets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

7.	MARKETABLE SECURITIES

At December 31, 2024 and 2023, the Company held no marketable equity or trust preferred (debt) securities.  The previous sale of these securities was recorded as a component of net income with a gain of $575 in the year ended December 31, 2023.

For the year ended December 31, 2022, in accordance with ASC 321, the change in the fair value of equity securities (preferred and other equity instruments) was reported as a loss on marketable securities as a component of net income in the amount of $8,297.

In 2023 and 2022, the Company had no recategorized net gain or loss to report from accumulated other comprehensive income.

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

Derivative instruments were fair value measurements using inputs considered as Level 1 holdings in the year ended December 31, 2024, as disclosed in Note 6. The Company had no Level 2 or Level 3 securities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

	2024	2023
Land and land improvements	$5,967	$6,044
Buildings and building equipment	29,031	27,182
Machinery and equipment	191,868	188,794
Construction in progress	9,625	1,809
Accumulated depreciation	(157,953)	(151,118)
Total	$78,538	$72,711

Depreciation expense totaled $9,208, $10,348, and $10,454 for the years ended December 31, 2024, 2023 and 2022, respectively.

10.	OTHER ASSETS

Other current assets primarily comprise supplies and parts which are held in support of maintenance and repair of plant equipment. The balance related to these items totaled $7,733 and $7,595 at December 31, 2024 and 2023, respectively.

Other assets primarily comprise supplies and parts which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,376 and $3,409 at December 31, 2024 and 2023, respectively.

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2024	2023
Refundable deposit	$6,500	$-
Employment tax credit	1,856	-
Accrued employee liabilities	1,743	2,179
Accrued property, franchise, motor fuel and other taxes	881	1,346
Lease liability, current	-	389
Other current liabilities	102	844
Total	$11,082	$4,758

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

12.	BORROWINGS

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 and amended March 30, 2020 (as amended, the “Prior Credit Agreement”) and further amended on February 21, 2025 with the lender party thereto, Regions Bank as administrative agent, collateral agent, and syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $75,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030. The primary amendment from the Prior Credit Agreement was a reduction in the facility’s credit limit by $25,000 and the removal of PNC Bank, N.A., as the syndication agent.

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

There were no borrowings under the Prior Credit Agreement at December 31, 2024 or 2023.

At December 31, 2023, the Company had $7 outstanding with a domestic financing company for computer technology under a three-year financing agreement. No balance remained at December 31, 2024.

13.	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,466 and $1,431 as of December 31, 2024 and 2023, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheets. The accretion expense for 2024, 2023, and 2022 was $35, $35, and $32, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 in 2024, 2023, and 2022.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

14.	Lease commitments and purchase obligations

The Company leased railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees were fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases were direct, and no subleases existed. The Company determined lease existence and classification at inception when an agreement conveyed the right to control the identified property for a period of time in exchange for consideration. These leases expired December 31, 2024. As operating leases do not provide a readily determinable implicit interest rate, the Company used an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments.

Following are supplemental income statement and cash flow information related to leases.

	Year ended December 31,
	2024	2023	2022
Operating lease expense	$534	$881	$862
Short-term lease expense	$6	$8	$31
Cash paid for operating leases	$534	$881	$862
Right of use assets obtained in exchange for lease obligations	$-	$-	$707
Weighted average discount rate, per annum	n/a	5.5%	5.2%

On December 31, 2024 and 2023, a right of use asset was reported as other noncurrent assets of $0 and $389, other current liabilities of $0 and $389, and other noncurrent liabilities of $0 and $0, respectively.

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one-year terms.

The Company holds two non-cancelable obligations for enterprise resource planning and software maintenance with payment obligations as of December 31, 2024 presented as follows.

Less than 1 year	$869
1-3 years	418
4-5 years	137
Total	$1,424

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15.	Income tax Provision

The following table summarizes the income tax provision (benefit) for the years ended:

	2024	2023	2022
Income before taxes - U.S.	$16,295	$37,383	$13,738
Income tax provision:
Federal
Current	-	-	290
Deferred	477	-	(1,998)
State and other
Current	19	1	60
Deferred	296	-	175
Total	$792	$1	$(1,473)

Differences between the income tax provision (benefit) computed using the U.S. federal statutory income tax rate were as follows:

	2024	2023	2022
Amount computed using the statutory rate of 21% for 2024, 2023, and 2022	21.0%	21.0%	21.0%
Agri-biodiesel production credit	(7.3)	(3.2)	(8.6)
Federal BTC benefit	(58.2)	(32.3)	(76.2)
State BTC benefit	(8.2)	(4.4)	(7.0)
Credit for increasing research activities	(1.3)	(0.5)	(1.0)
Dividends received deduction	-	(0.1)	(1.6)
Capital loss carryforward expirations	1.9	-	-
State income taxes, net	2.4	2.3	5.1
State rate change and other deferred adjustments	1.2	(1.0)	3.6
State loss carryforward expirations	2.6	-	-
Valuation allowance for deferred tax assets	50.1	18.2	53.8
Other	0.7	-	0.2
Income tax provision (benefit)	4.9%	0.0%	(10.7)%

The income tax provision in 2024 was $792 or an effective tax rate of 4.9% as compared to an income tax provision of $1 or an effective tax rate of 0.0% in 2023 and an income tax benefit of $1,473 or an effective tax rate of (10.7%) in 2022.

The Company’s effective tax rates for the years 2024, 2023, and 2022 reflect the positive effect of the BTC and Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excludes the portion of the BTC not used to satisfy excise tax liabilities from income. Both incentives expired in December 2024.

The Company’s 2022 effective tax rate reflects the negative impact to the Company’s overall state income tax position of its 2021 decision to phase out its shipments on the petroleum products common carrier pipelines and the termination of these operations in 2022. This operational change shifts the Company’s business among various states such that its net deferred tax liabilities will be realized at higher rates. Additionally, the Company’s 2024 and 2023 state deferred tax provision reflects one-time benefits from state legislation enacted during these years which apply lower tax rates to future reversals of deferred tax liabilities.

In 2024, the Company determined that its future reversing net deferred tax liabilities would not support full realization of its existing net deferred tax asset and recorded a net deferred tax liability of $773. In 2023 and 2022, the Company determined that its deferred tax assets are realizable only to the extent of its deferred tax liabilities and recorded a valuation allowance that reduces its net deferred tax asset to $0.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2024	2023
Deferred tax assets
Compensation	$50	$43
Inventory reserves	607	618
Self-insurance	78	65
Asset retirement obligation	331	316
Deferred revenue	1,631	3,693
Federal net operating loss carryforwards	21,099	15,240
State net operating loss carryforwards	3,359	2,765
Accrued expenses	767	742
Stock based compensation	129	24
Federal credit carryforwards	8,581	6,915
State credit carryforwards	676	676
Research & development costs	2,000	1,451
Derivative instruments	56	-
Capital loss and charitable contribution carryforwards	1,703	1,975
Other	9	12
Subtotal deferred tax assets	41,076	34,535
Valuation Allowance	(22,385)	(14,216)
Total deferred tax assets	18,691	20,319

Deferred tax liabilities
Derivative instruments	-	(403)
LIFO inventory	(4,185)	(3,957)
Depreciation	(14,377)	(14,978)
Prepaid expenses	(902)	(981)
Total deferred tax liabilities	(19,464)	(20,319)
Net deferred tax liabilities	$(773)	$-

The Company’s federal net operating loss carryforwards at December 31, 2024 do not expire and can be carried forward indefinitely. Utilization of these carryforwards is limited to 80% of taxable income in any given year. State net operating loss carryforwards at December 31, 2024 reflect losses generated in 2020 through 2024 and, if unused, will expire in years 2028 through 2044. Federal and state tax losses are primarily a function of the nontaxable nature of the BTC.

Federal tax credit carryforwards at December 31, 2024 include the Small Agri-biodiesel Producer Credit and Credit for Increasing Research generated in years 2019 through 2024 and expiring in 2039 through 2044. State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 through 2020 and expiring in 2028 through 2029.

Capital loss and charitable contribution carryforwards were generated in 2020 through 2024 and will expire in 2025 through 2029.

A valuation allowance is recognized if it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the recoverability of its deferred tax assets, the Company evaluates available positive and negative evidence to estimate whether it is more likely than not that sufficient future taxable income will be generated to permit use of the existing deferred tax assets in each taxing jurisdiction. In making this determination, the Company considers positive evidence in the form of projections of future taxable income, reversing temporary differences, and tax planning strategies. In years in which the Company has experienced objective negative evidence in the form of three cumulative years of tax losses, the Company no longer uses taxable income projections to overcome the presumption of losses and deferred tax asset valuations are computed taking into account tax planning strategies and the reversing net deferred tax liability from temporary differences as sources of income.

As of December 31, 2024, the Company determined that its deferred tax liabilities would not be sufficient to support its deferred tax assets and recorded a valuation allowance of $22,385, resulting in a net deferred tax liability of $773. As of December 31, 2023 and 2022, the Company recorded valuation allowances of $14,216 and $7,392, respectively, after determining that its total deferred tax assets are more likely than not realizable only to the extent of its deferred tax liabilities.

There are no unrecognized tax positions as of December 31, 2024, 2023, or 2022, and the Company does not anticipate any change over the next twelve months.

The Company records interest expense (income) and penalties, net, as a component of income tax (benefit) provision and had accrued interest and penalties of $0, $0, and ($95) for December 31, 2024, 2023 and 2022, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 at  December 31, 2024 and 2023, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2021 forward.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16.	Earnings per share

In the years ended December 31, 2024, 2023 and 2022, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested.

There were 750,000 outstanding restricted stock units (“RSUs”) issued during the year ended December 31, 2024 per the employment agreement with Roeland Polet and the Company.  These RSUs, and related dividends, vest in five equal installments on each anniversary of the award date, September 3, 2024. There were no other outstanding RSUs for the year ended December 31, 2024, 2023 and 2022.

Basic and diluted earnings per common share were computed as follows:

	Years ended December 31:
	2024	2023	2022
Numerator:
Net income	$15,503	$37,382	$15,211
Denominator:
Weighted average shares outstanding – basic	43,765,757	43,763,243	43,763,243
Effect of dilutive securities:
Stock options	-	1,440	246
Weighted average shares outstanding – diluted	43,765,757	43,764,683	43,763,489

Basic earnings per share	$0.35	$0.85	$0.35
Diluted earnings per share	$0.35	$0.85	$0.35

Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2024, 2023, and 2022 because they were anti-dilutive in the period. The weighted number of options excluded on this basis was 44,000, 40,060, and 33,754, respectively.

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

The Company recognizes compensation expense in its financial statements for common stock-based options, stock units, and stock awards based upon the grant-date fair value over the requisite service period.

In 2024, the Company issued the following awards under the Incentive Plan:

●

750,000 restricted stock units (“RSUs”) were issued in September 2024 to Roeland Polet, the Company’s Chief Executive Officer, in connection with his employment agreement with the Company which vest in five equal installments on each anniversary of the award date, September 3, 2024. The RSUs were estimated at $4,519 and will be recognized as compensation expense over the vesting period.  The compensation expense recorded in 2024 was $392. The equivalent dividends earned on the RSUs are forfeitable and recorded as a reduction in retained earnings with an increase in additional paid in capital for the dividends paid and dividends payable for those declared.

●

5,000 shares of restricted stock were awarded in December 2024 to each of the eight members of the Board of Directors for a total of 40,000 shares.  The awards vested immediately and had a compensation expense of $206.

●

A total of 20,000 stock options were issued in March 2024 and August 2024 with 10,000 stock options issued to each of two new members of the Board of Directors.  The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. All options awarded in 2024 vested immediately and expire in 2029. The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $6.64 per option in 2024.

In 2023, the Company did not make any grants under the Incentive Plan.

In January 2022, the Company granted 24,000 stock options to the former Chief Executive Officer, the Chief Operating Officer at that time. In August 2022, the Company granted a total of 20,000 stock options, respectively, to two new members of the Board of Directors. The January options awarded vested immediately and expire in January 2025 per the separation agreement with the officer. Options awarded in August 2022 vested immediately and expire in August 2027. The options have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The Company has used the Black Scholes Merton option pricing model, which relies on certain assumptions, to estimate the fair value of the options it granted. The weighted average fair value of options granted was $2.30 per option in 2022.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2024, 2023 or 2022.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

	2024	2023	2022
Assumptions	Options	Options	Options
Expected volatility rate	49.06%	n/a	56.61%
Expected dividend yield	3.69%	n/a	3.34%
Risk-free interest rate	4.25%	n/a	3.20%
Expected forfeiture rate	0.00%	n/a	0.00%
Expected term in years	2.3	n/a	2.3

The volatility rate for the options granted in 2024 and 2022 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

Forfeitures for RSU grants are recognized as they occur.

For the years ended December 31, 2024, 2023 and 2022, total share-based compensation totaled $636, $0, and $46, respectively. In the years ended December 31, 2024, and 2022, this balance was recorded as an element of selling, general, and administrative expenses.  For the year ended December 31, 2024, $277 was recorded as reduction to retained earnings for the forfeitable dividends of the RSUs. As of December 31, 2024 and 2023, there was no unrecognized compensation expense related to stock options. As of December 31, 2024 and 2023, there was unrecognized compensation expense related to restricted stock units of $4,218 and $0, respectively.

A summary of the activity of the Company’s stock options for the period beginning January 1, 2022, and ending December 31, 2024 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2022	24,000	$13.71
Granted	20,000	7.18
Exercised	-	-
Canceled, forfeited, or expired	-	-
Outstanding at December 31, 2022	44,000	10.74
Granted	-	-
Exercised	-	-
Canceled, forfeited, or expired	(10,000)	16.21
Outstanding at December 31, 2023	34,000	9.13
Granted	20,000	6.64
Exercised	-	-
Canceled, forfeited, or expired	(10,000)	12.07
Outstanding at December 31, 2024	44,000	7.33

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 3,506,324 stock units (options or awards) available for grant under the Incentive Plan. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan at December 31, 2024.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2024	Life	Price	2024	Price
$11.56	4,000	0.06	$11.56	4,000	$11.56
7.18	20,000	2.61	7.18	20,000	7.18
7.55	10,000	4.21	7.55	10,000	7.55
5.73	10,000	4.62	5.73	10,000	5.73
	44,000	3.20	7.33	44,000	7.33

The aggregate intrinsic value of total options outstanding and exercisable was $0 at December 31, 2024 and 2023. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2024 and 2023 exceeded the exercise price of the options granted.

18.	Stockholders’ equity

St. Albans Global Management, LLC (“St. Albans”), an entity affiliated with Mr. P. A. Novelly II, a member of the board, is entitled to demand that the Company register under the Securities Act of 1933, as amended, the resale of all shares of the Company’s common stock beneficially owned by it. If St. Albans exercises its registration rights with respect to all 17,085,100 shares of the Company’s common stock currently owned by it, there will be an additional 6,637,600 registered shares of common stock available for trading in the public market.

Dividends payable at December 31, 2024 was $0.06 per common share per quarter or $10,699.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19.	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $2,080, $1,923, and $1,719 for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Related party balance sheet accounts

	2024	2023
Accounts receivable
Biodiesel, petrodiesel, blends and other petroleum products	$-	$1
Total accounts receivable	$-	$1
Prepaid expenses
Administrative services and other	$-	$12
Total prepaid expenses	$-	$12
Accounts payable
Fuel purchases	$-	$-
Travel and administrative services and other	139	42
Total accounts payable	$139	$42

Related party income statement accounts

	Years ended December 31:
	2024	2023	2022
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$-	$22	$459
Total revenues	$-	$22	$459
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$66	$-	$5,425
Natural gas purchases		(315)	-
Total cost of goods sold	$66	$(315)	$5,425
Distribution
Distribution and related services	$179	$176	$174
Total distribution	$179	$176	$174
Selling, general and administrative expenses
Commodity trading advisory fees	$316	$308	$307
Travel and administrative services	196	188	184
Income tax, consulting services and other	120	120	120
Total selling, general, and administrative expenses	$632	$616	$611

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Biodiesel, petrodiesel, blends, and other petroleum products

The Company enters into agreements to buy and sell biofuels (biodiesel, petrodiesel, biodiesel/petrodiesel blends, RINs, and biodiesel production byproducts) with an affiliate from time to time. Such agreements are priced at the then-current market price of the product as determined from bids from other customers and/or market pricing services. Cost of goods sold related to these sales includes variable costs and allocated fixed costs. The revenue amounts presented in the table above result when the Company sells biodiesel, petrodiesel, blends, and other petroleum products to a related party regardless of who the material was purchased from.  Likewise, cost of goods sold amounts result when biodiesel, petrodiesel, blends, and other petroleum products are purchased from a related party regardless of who the material was sold to.

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

The Company has two reportable segments organized along similar product lines – chemicals and biofuels. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The chief operating decision maker (“CODM”) is Roeland Polet, the chief executive officer. The CODM reviews the significant components for each of our segments. The CODM evaluates the performance of each reportable segment and decides how to allocate resources based on segment gross profit (loss) which includes the revenue and expenses that are directly attributable to management of each segment. The CODM uses segment gross profit (loss) to assess the income generated by each reportable segment and to decide which reportable segment to reinvest profits or pay dividends. Segment gross profit (loss) is also used to analyze performance against the budget and the Company’s competitors.

Chemicals

The Company’s chemicals segment manufactures diversified chemical products that are sold to third party customers. This segment comprises two product groups: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals). Included in this segment is warehouse lease rental revenue from a warehouse that was originally acquired for chemical storage.

Biofuels

The Company’s biofuels segment manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the biofuels business segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and revenue and profits from Legacy Regional Transport.

Summary of business by segment

	For the Year Ended December 31, 2024
	Chemical	Biofuel	Total

Revenue	$80,007	$163,332	$243,339

Less:
Cost of goods sold	56,627	164,299	220,926
Distribution	748	2,021	2,769
Segment gross profit (loss)	$22,632	$(2,988)	$19,644

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$9,279
Research and development expenses			3,993
Other income, net			(9,923)
Net income before income taxes			$16,295

	For the Year Ended December 31, 2023
	Chemical	Biofuel	Total

Revenue	$79,333	$288,917	$368,250

Less:
Cost of goods sold	48,650	275,346	323,996
Distribution	747	2,528	3,275
Segment gross profit	$29,936	$11,043	$40,979

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$9,213
Research and development expenses			4,398
Other income, net			(10,015)
Net income before income taxes			$37,383

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2022
	Chemical	Biofuel	Total

Revenue	$80,893	$315,121	$396,014

Less:
Cost of goods sold	54,244	308,363	362,607
Distribution	1,004	3,410	4,414
Segment gross profit	$25,645	$3,348	$28,993

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$8,032
Research and development expenses			3,415
Other expense, net			3,808
Net income before income taxes			$13,738

Depreciation is allocated to segment cost of goods sold based on plant usage. Total assets and capital expenditures of the Company have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

22.	Legal proceedings

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

During the year ended December 31, 2024, the Company resolved a prior-year legal dispute which resulted in a cash payment of $2,750 to FutureFuel which is reflected in Other (expense) income in the Consolidated Statements of Income and Comprehensive Income in the twelve months ended December 31, 2024.

23.	Subsequent event

The Company evaluated subsequent events that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss significant subsequent events which have occurred, except as disclosed below.

A vendor's late delivery of essential wastewater management infrastructure caused the Company in January 2025 to halt its biodiesel production to manage wastewater processing within our permit limits. Consequently, the Company decided to move up its planned turnaround, initially scheduled for later in the year, and began this process in early January 2025.  Subsequently, in late February, severe inclement weather impacted the Company's ability to complete the turnaround and restart the various production processes it operates in Batesville. Biodiesel production will likely not restart until the end of March 2025 at the earliest.

On February 21, 2025, the Company, amended and restated its credit agreement as detailed in Note 12.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2024 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Grant Thornton LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2024, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of FutureFuel Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated March 31, 2025 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 31, 2025

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2024.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows:

Name	Age	Director Since	Term Expires
Donald C. Bedell, Chairman	83	2008	2025
Paul M. Manheim	76	2011	2026
Dale E. Cole	76	2015	2027
Terrance C.Z. Egger	67	2015	2025
P. A. Novelly, II	57	2022	2026
Ron J. Kruszewski	66	2022	2025
G Bruce Greer	64	2024	2027
Richard P. Rowe	64	2024	2026

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Roeland Polet (a)	Chief Executive Officer	62	2024
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	58	2012
Charles W. Lyon (b)	Chief Commercial Officer	64	2021
Kyle Gaither	Chief Operations Officer	57	2023

(a)	Mr. Polet was appointed Chief Executive Officer on September 3, 2024.
(b)	Mr. Lyon and the Company agreed to terminate his employment as Chief Commercial Officer effective as of March 31, 2025.

There is no other arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Business Experience

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

Our board believes that Mr. Manheim’s experience, knowledge, skills, and expertise acquired as the president and chief executive officer at HAL Real Estate Inc., including experience and understanding of business strategy formation and execution from both a board and management perspective, add significant value to our board. Additionally, Mr. Manheim’s service and experience as a director for other boards, strengthens the governance and functioning of our board. Finally, Mr. Manheim’s experience as the chairman of the audit committee of WPT GP, LLC and his experience as a chartered accountant add significant value to our board and the Company.

Dale E. Cole has served on our board since 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole previously served on the board of Lyon College in Batesville. As of December 31, 2024, First Community Bank had 33 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of over $2.9 billion.

Mr. Cole’s extensive career in banking built in him a strong foundation in business, regulatory environments, and corporate governance. Having served on numerous committees throughout his career, including compensation, trust, executive, asset/liability, investment, and many others, Mr. Cole’s well-rounded experience and exposure in banking and regulatory environments will strengthen the governance function of our board. Additionally, Mr. Cole’s service and experience as chairman for other boards, including active involvement in strategic planning for those companies, strengthens the governance and functioning of our board and the Company.

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

Our board believes that Mr. Egger’s experience, knowledge, skills, and expertise, including experience and understanding of business strategy, development, supervision, operations and management add significant value to our board. Additionally, Mr. Egger’s service and experience on other boards, strengthens the governance and functioning of our board and the Company.

Paul A. Novelly II has served on our board since July 2022. He serves as the Chief Executive Officer of Apex Holding Co. and its subsidiary Apex Oil Company, Inc., a privately held company based in St. Louis, Missouri, which together with its affiliates is engaged in trading, storage, marketing, and transportation of petroleum products, including the operation of liquid terminal facilities in the Midwest and Eastern United States. He has been a registered broker at Stifel, Nicolaus & Co., Inc. since 2005. Mr. Novelly II is the chief executive officer of Apex Holding Co. and the sole manager of SAGM Holdings, LLC, which is the manager of St. Albans Global Management, LLC, a family investment company. He is also the owner and president of St. Albans Construction Company, which serves the needs of the luxury custom home buyers. He also serves as a director of Apex Oil Company Charitable Foundation, since 2020, and World Point Terminals, Inc., since 2022.

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

Our board believes that Mr. Kruszewski’s extensive managerial and leadership experience in the financial services industry in addition to a comprehensive understanding and knowledge of public companies’ day-to-day operations and strategy add significant value to our board and the Company.

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

Our board believes that Mr. Greer's extensive managerial and leadership experience in the chemical industry add significant value to our board and the Company.

Richard P. Rowe has served on our board since August 2024. Mr. Rowe has served as President of RPR Global Solutions, LLC, an advisory firm that provides advisory services to companies in the specialty chemicals and materials industries, since February 2022. After serving in various leadership positions for over 20 years at Arkema, S.A., a multi-national manufacturer of specialty materials and chemicals, Mr. Rowe served as President and Chief Executive Officer of Arkema Inc., a North American subsidiary of Arkema S.A., from July 2015 through November 2021, and served on the boards of various subsidiaries of Arkema S.A., such as Arkema Mexico Arkema Canada, and Bostik Inc., and Arkema joint ventures such as Arkema-Yoshitomi (Japan), Nitta-Findley (Japan), and Seki-Arkema (Korea). Mr. Rowe chaired the Global Fluorochemical Producers Forum and served on the American Chemistry Council Board as well as its Responsible Care and Sustainability committees for more than six years. Mr. Rowe serves as Vice President of Pediatric Pharmaceuticals and also as Vice President of Club Longboat Beach & Tennis.

Our board believes that Mr. Rowe's extensive managerial and leadership experience in the chemical industry adds significant value to our board and the Company.

Roeland Polet joined the Company as our Chief Executive Officer September 2024.  Mr. Polet served as the Chief Executive Officer, DSM Materials Businesses, for Koninklijke DSM N.V., a Dutch multinational corporation headquartered in Heerlen, Netherlands and publicly traded company with ordinary shares listed on the NYSE Euronext stock exchange in Amsterdam ("DSM”). He served in such role from 2019 to 2023 and also served in other senior leadership roles for DSM from 2015 to 2022, including President and Chief Executive Officer, Protective Materials, and President and Chief Executive Officer, Engineering Materials. At DSM, Mr. Polet demonstrated broad product and end-market experience with respect to chemicals and other materials and implemented significant growth, talent, operational and commercial excellence initiatives. Prior to his service at DSM, Mr. Polet served in senior leadership roles at Valspar Corporation, Celanese Corporation and Carbolite Foods, Inc. Mr. Polet has extensive global business experience including in the United States, Asia and Europe. Mr. Polet received a bachelor of arts, economics, from State University of New York at Buffalo.

Our board believes that Mr. Polet's extensive experience in the chemical industry, including his managerial and leadership experience, adds significant value to our company.

Rose M. Sparks served on our board from 2019 to July 2024. Mrs. Sparks has been our principal financial officer and treasurer and principal accounting officer since 2012 and our chief financial officer since 2013. Prior to 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has 33 years of leadership, business, and accounting experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks graduated from Arkansas College with a BS in accounting and is a certified public accountant with inactive status.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to the Company.

Charles W. Lyon has served as our chief commercial officer since 2022, but Mr. Lyon and the Company agreed to terminate his employment as chief commercial officer effective as of March 31, 2025.  Mr. Lyon was previously hired as Senior Vice President of Strategy and Planning at FutureFuel Chemical Company, a wholly owned subsidiary of the Company, on September 7, 2021. Mr. Lyon leads the Company in sales, marketing, and technology and in implementing a business growth strategy for custom chemicals, specialty chemicals, and biodiesel products. Mr. Lyon is a global business executive with nearly 40 years of experience in the specialty chemicals industry and 30 years of international business experience in the industrial chemical and specialty chemical industries. He has extensive experience in establishing and growing specialty chemicals businesses, especially in the Americas and Asia Pacific regions. Mr. Lyon received a BS in Chemical Engineering (Magna Cum Laude) and a MS in Engineering Management, both from the University of Missouri in Rolla (now Missouri University of Science and Technology).

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

Kyle Gaither was appointed as our Chief Operations Officer in February 2023. Prior to this appointment, Mr. Gaither served as General Manager since January 2018. Mr. Gaither has worked for FutureFuel Chemical Company and its predecessor, Eastman Chemical Company, and Eastman Kodak Company, for over 33 years in various leadership and engineering roles. He has spent the majority of his career in manufacturing and manufacturing support which has allowed him to gain a great working knowledge of the Company’s manufacturing operations and capabilities. Mr. Gaither received a BS degree in Chemical Engineering from the University of Arkansas and holds a Professional Engineer license. Our board believes that Mr. Gaither’s experience, knowledge, skills, and expertise acquired through his years of working in manufacturing for FutureFuel Chemical Company and its predecessors add significant value to the Company.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this code of business conduct and ethics has been posted on our Internet website and may be accessed at https://futurefuelcorporation.gcs-web.com/corporate-governance. We will provide any person, without charge, a copy of such code of business conduct and ethics upon request to FutureFuel Corp., 8235 Forsyth Blvd., 9th Floor, Clayton, Missouri 63105, attention: Investor Relations.

Nominating/Corporate Governance Committee

Our board established a Nominating/Corporate Governance Committee and adopted a charter for such committee. A copy of this nominating/corporate governance committee charter is posted on our website and may be accessed at http://futurefuelcorporation.gcs-web.com/corporate-governance. The nominating/corporate governance committee charter contains procedures for Company shareholders to submit recommendations for nomination to our board. The nominating/corporate governance committee charter was attached as an exhibit to our Form 10 Registration Statement filed with the SEC on April 24, 2007 and was last updated on July 16, 2015.  The current members of the Nominating/Corporate Governance Committee are as follows:

Donald C. Bedell (Chair)

Dale E. Cole

Terrance C.Z. Egger

G. Bruce Greer

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

Paul M. Manheim (Chair)

Dale E. Cole

Terrance C.Z. Egger

G Bruce Greer

Richard P. Rowe

Audit Committee Expert

Our board of directors determined that each member of our Audit Committee is an audit committee financial expert. Each such member of our Audit Committee is independent, as independence for audit committee members is defined in the listing standards applicable to us.

Insider Trading Policies

Our board adopted insider trading policies governing the purchase and sale of securities by our directors, officers, and employees and those of our subsidiaries. A copy of this insider trading policy is attached as Exhibit 19.1 to this Annual Report on Form 10-K and has also been posted on our website and may be accessed at https://futurefuel-corporation.ir.rdgfilings.com/wp-content/uploads/sites/34/2021/04/Insider_Trading_Policy.pdf.

Item 11.	Executive Compensation.

General

Our board of directors has established a Compensation Committee. The Compensation Committee’s responsibilities include, among other things, determining our policy on remuneration to the Company’s officers and directors and the executive officers and directors of FutureFuel Chemical Company. In 2024, we paid salaries, bonuses, and other forms of compensation to the Company's officers and the officers of FutureFuel Chemical Company as described below.

With the exception of Rose M. Sparks, who serves as our principal financial officer and chief financial officer and FutureFuel Chemical Company’s chief financial officer, we determined for 2024 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as executive officers (in their capacities as such). Executive officer compensation will be monitored during 2025 and set or adjusted as the board deems appropriate.

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

The elements of our compensation program include base salary, bonuses, certain equity awards to our CEO, and certain retirement, insurance, and other benefits generally available to all employees. In addition, in 2017, our board adopted the Incentive Plan which was approved by our shareholders at our 2017 annual meeting. The Incentive Plan provides equity-based compensation to our executive officers and our directors. Our Compensation Committee, and the Company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

Mr. McKinlay resigned as Chief Executive Officer in May 2024.  Prior to his resignation, Mr. McKinlay was compensated based on an annual base salary of $400 as approved by the Compensation Committee.  Upon his resignation, Mr. McKinlay was given a separation package which included his anticipated bonus for 2024 and one year's salary to be distributed in two payments with one payment in 2024 and one in 2025.

Mr. Polet was hired in August 2024 to replace Mr. McKinlay.  In connection with his appointment, the Company and Mr. Polet entered into an Employment Agreement dated August 16, 2024 (the “Employment Agreement”). The Employment Agreement provides for, among other things, an annual base salary of $500 and a target annual bonus equal to 50% his annual base salary, subject to performance conditions established from time to time by the Compensation Committee.

For the year 2024, we established a bonus pool for the employees of our subsidiary, FutureFuel Chemical Company. The total bonus target amount was determined by our chief executive officer in consultation with our other executive officers and the Compensation Committee. Eligible FutureFuel Chemical Company employees hired prior to January 1, 2024 received bonuses of approximately 99 hours of pay at their normal hourly rate. Employees hired in 2024 received a prorated or reduced amount based on their length of service. Salaried employees of FutureFuel Chemical Company (other than FutureFuel Chemical Company’s lead management team) received an additional bonus amount ranging from $0 to $5.6. Bonuses to FutureFuel Chemical Company’s managers other than the lead management team were determined by FutureFuel Chemical Company’s officers. Bonuses in 2024 for Mr. Polet, Mrs. Sparks, Mr. Lyon, Mr. Gaither, and other members of lead management of FutureFuel Chemical Company were recommended by our Compensation Committee in respect of our chief executive officer and by our chief executive officer for all other executive officers, then reviewed and approved by the Compensation Committee of our Board after considering several factors, including our overall financial performance and comparative information regarding the executive pay practices of our competitors. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.  Mr. Polet voluntarily took a 50% decrease in his bonus to increase the amounts payable to other employees of the Company.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and non-qualified stock options), stock awards, and stock appreciation rights. As of December 31, 2024, we have issued or awarded 84,000 options to purchase shares of our common stock, 750,000 restricted stock units (“RSUs”) and 40,000 shares of restricted stock, in each case under the Incentive Plan. The Employment Agreement for Mr. Polet provided for the issuance of the 750,000 RSUs to him, vesting in five equal installments on each anniversary of the award date and subject to the other terms and conditions of the Incentive Plan and an award agreement entered into by the Company and Mr. Polet. See Note 17 to our consolidated financial statements for a detailed discussion of 2023 stock-based compensation awards. Historically, the Company has not regularly issued equity awards under the Incentive Plan and therefore has not had a determined schedule for award issuance. However, the Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,310,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 3,506,324 shares are available to be issued under the Incentive Plan as of December 31, 2024.

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

Upon issuance of RSAs, a participant in the Incentive Plan will not recognize income in the year of grant but will, absent a Section 83(b) election, receive taxable income in the year which the shares' restrictions lapse equal to the market value of the stock on the lapse date.  We will receive a corresponding tax deduction when the participant recognizes taxable income.

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

The Compensation Committee

Our Compensation Committee currently consists of Donald C. Bedell, Dale E. Cole (Chair), and Terrance C.Z. Egger. Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended.

Recommendations from Management

Our chairman and chief executive officer make recommendations to the Compensation Committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The Compensation Committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2024.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (g)	Awards	Compensation (h)	Total
Roeland Polet (a), (b)	2024	$143	$41	$4,911	$-	$9	$5,104
Chief Executive Officer
Tom McKinlay (a), (c)	2024	317	52	-	-	60	429
Chief Executive Officer and former	2023	442	206	-	-	51	699
Chief Operating Officer FutureFuel Chemical Company	2022	287	150	-	-	49	486
Rose M. Sparks (a), (d)	2024	317	52	-	-	61	430
Chief Financial Officer, principal financial officer, and treasurer,	2023	280	152	-	-	128	560
FutureFuel Corp. and FutureFuel Chemical Company	2022	212	110	-	-	58	380
Charles Lyon (a), (e)	2024	283	52	-	-	51	386
Chief Commercial Officer FutureFuel Corp.	2023	271	149	-	-	45	465
	2022	225	111	-	-	44	380
Kyle Gaither (a), (f)	2024	258	52	-	-	29	339
Chief Operations Officer	2023	248	145	-	-	24	417
FutureFuel Corp.

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

Mr. Polet was appointed Chief Executive Officer effective September 3, 2024 upon Mr. McKinlay's retirement.  Mr. Polet was issued 750,000 RSUs that vest annually on the anniversary date.  These RSUs and related dividends had an intrinsic value of $4,519 and $392, respectively.

(c)	Mr. McKinlay retired from the chief executive officer position May 2024 and was given a separation payment of his expected bonus for 2024 (other compensation) as well as half his annual salary to provide certain consulting services to the Company. He will receive another payment of half his salary in 2025. He had been appointed as chief executive officer on July 31, 2022. In 2023, the Compensation Committee approved an adjustment to Mr. McKinlay's base salary to $400 per annum and that resulted in a lump sum payment in February 2023 of $56 (based on a deemed retroactive adjustment to August 2022). This lump sum payment is included in Mr. McKinlay's compensation for 2023.

(d)	For Mrs. Sparks, all other compensation includes director fees of $35, $105 and $37 in 2024, 2023, and 2022, respectively. Mrs. Sparks resigned from the board of directors in July 2024.

(e)	Mr. Lyon and the Company agreed to terminate his employment effective as of March 31, 2025.

(f)	Mr. Gaither was appointed Chief Operations Officer effective February 9, 2023. Prior to such appointment, Tom McKinlay served in this role.

(g)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 17 to our consolidated financial statements included elsewhere herein.

(h)	Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, apartment benefits for Mr. Polet and Mr. Lyon, automobile benefits for Mr. Lyon, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2024, the value of all other compensation not a perquisite or personal benefit in excess of $10 was for 401(k) match and the 2023 401(k) true-up for $0 to Mr. Polet, $19 to Mr. McKinlay, $19 to Mrs. Sparks, $20 to Mr. Lyon, and $24 to Mr. Gaither.

Grants of Plan-Based Awards

In 2024, the Company issued 750,000 RSUs to Roeland Polet, the Company’s Chief Executive Officer in connection with his Employment Agreement. The RSUs vest in five equal installments on each anniversary of the award date, September 3, 2024. The total expense of the award was valued at $4,911 at the grant date inclusive of dividends. The RSUs were estimated at $4,519 and will be recognized as compensation expense over the vesting period.  The compensation expense recorded in 2024 was $392. The equivalent dividends earned on the RSUs are forfeitable and recorded as a reduction in retained earnings and an increase in additional paid in capital in 2024.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of unearned RSUs That Have Not Vested	Equity Incentive Plan Awards: Market Value of Number of Unearned RSUs That Have Not Vested $
Tom McKinlay (a)	4,000	0	0	11.56	1/21/2025	N/A	N/A
Roeland Polet (b)	N/A	N/A	N/A	N/A	N/A	750,000	$3,976,500

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

(b) In 2024, the Company issued 750,000 RSUs to Roeland Polet, the Company’s Chief Executive Officer in connection with his Employment Agreement. The RSUs vest in five equal installments on each anniversary of the award date, September 3, 2024. The market value is based on the closing market price of the Company’s stock on December 31, 2024.

Option Exercises and Stock Vested

No previously issued options were exercised by our executive officers in 2024. No previously issued stock awards vested in 2024.

Potential Payments upon Termination or Change in Control

Pursuant to the Employment Agreement, upon a termination of Mr. Polet’s employment without “cause” or by the executive for “good reason,” he is entitled to receive, among other things, a payment equal to: (i) 12 months’ base salary and (ii) his target annual bonus, paid in equal installments over the 12-month period following termination and execution of a release of claims. Based on Mr. Polet’s base salary and target annual bonus payment in effect as of December 31, 2024, such payment would be equal to $750,000 if Mr. Polet had been terminated as of such date. Mr. Polet is not entitled to any payment upon a change in control unless he is terminated under the circumstances described above. Upon termination of his employment or a change in control, Mr. Polet is not entitled to the acceleration of any equity award that he has received to date.

Compensation of Directors

For 2024, our directors received an annual fee of $50, prorated if their service was for less than the full year. Committee heads received an additional $25 (chairman of the board), $20 (audit committee chairman), or $10 (other committee chairmen), on an annual basis, again prorated if serving as committee chairman for less than the full year. The Compensation Committee also approved the payment to our directors of $5 for each board meeting and $2.5 for each committee meeting, whether attended in person or telephonically.

The following was the compensation paid to our directors for 2024.

Summary Compensation of Directors Table

(Dollars in thousands)

					Change in
					Pension Value
					and Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director	($)	($)	($)	($)	($)	($)	($)
Paul A. Novelly*	59.0	-	0	0	0	0	59.0
Donald C. Bedell	112.0	25.8	0	0	0	0	137.8
Paul M. Manheim	127.5	25.8	0	0	0	0	153.3
Dale E. Cole	120.0	25.8	0	0	0	0	145.8
Terrance C.Z. Egger	110.0	25.8	0	0	0	0	135.8
Alain Louvel*	17.4	0	0	0	0	0	17.4
P.A. Novelly, II**	70.0	25.8	0	0	0	0	95.8
Ron J. Kruszewski*	70.0	25.8	0	0	0	0	95.8
Rose Sparks*	35.0	0	0	0	0	0	35.0
G Bruce Greer	65.1	25.8	21.8	0	0	0	112.7
Richard P. Rowe	29.0	25.8	16.2	0	0	0	71.0

*Mr. Alain Louvel resigned from the board in February 2024 and Mrs. Rose Sparks resigned in July 2024. Mr. Novelly's term as a director ended at the 2024 annual meeting of the Company's stockholders.

**Director fees were designated to be paid to a charitable organization by P.A. Novelly, II in the amount of $70.

During 2024, the compensation committee reviewed the compensation structure and determined to modify it as follows for 2025:

●	An annual cash retainer fee of $95 per director;
●	Additional annual cash retainer fee of $60 for our chairman;
●	Additional annual retainer fee of $30 for the chairman of the Audit Committee;
●	Additional annual retainer fee of $20 for the chairman of the Compensation Committee;
●	Additional annual retainer fee of $15 for the chairman of any other committee of the board;
●	Per meeting fee of $7.5 for each meeting of the board attended by a director in person or remotely, subject to a maximum annual, aggregate fee of $45;
●	Per meeting fee of $7.5 for each meeting of a committee of the board attended by a committeeperson in person or remotely;
●

An annual grant of 5,000 shares of the Company’s common stock pursuant and subject to the terms and conditions of the Incentive Plan, with the grant for 2024 to be in December 2024 and thereafter on the date of the Company’s annual meeting of stockholders; and

●

Upon the appointment of a new director to the Board, such director shall receive a grant of options to purchase up to 10,000 shares of the Company’s Common Stock pursuant and subject to the terms and conditions of the Plan.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2024, with respect to our directors.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan Awards:
			Equity				Market	Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares	Unearned	of Unearned
	Number of	Number	Number of			or Units	or Units	Shares, Units	Shares, Units
	Securities	of Securities	Securities			of Stock	of Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option		That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
P.A. Novelly, II	10,000	0	0	7.18	8/1/2027	0	0	0	0
Ron Kruszewski	10,000	0	0	7.18	8/1/2027	0	0	0	0
G Bruce Greer	10,000	0	0	7.55	3/18/2029	0	0	0	0
Richard P. Rowe	10,000	0	0	5.73	8/13/2029	0	0	0	0

(a)

In August 2024, March 2024 and August 2022, we granted a total of 10,000, 10,000 and 20,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on August 13, 2029, March 18, 2029 and August 1, 2027, respectively. See Note 17 to our consolidated financial statements for a discussion of the company’s plan-based awards.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2024 were Donald C. Bedell, Terrance C.Z. Egger, Paul M. Manheim, and Dale E. Cole. The committee was chaired by Mr. Cole. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2024 (other than the payment of directors’ fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, II, Mr. Bedell (our chairman and the chair of our Nominating/Corporate Governance Committee), and Mr. Manheim (one of our directors and the chair of the Audit Committee) are directors of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. World Point Terminals, Inc. does not have a separate compensation committee.

Compensation Committee Report

The Compensation Committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dale E. Cole (Chair), Donald C. Bedell, Terrance C.Z. Egger, and Paul M. Manheim

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2017 annual shareholder meeting. We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2024, we have issued options to purchase 84,000 shares of our common stock, of which options to purchase 44,000 shares remain issued and outstanding, but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2024.

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for future
	exercise of	outstanding options,	issuance under equity
	outstanding units, options,	warrants and rights	compensation plans (excluding
	warrants and rights	(excluding RSUs	securities reflected in column (a))
Plan Category	(a)	reflected in column (a))
Equity compensation plans approved by security holders	794,000	$7.33	3,526,324

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

	Amount of	Percent of
	Beneficial	Common
Name and Address of Beneficial Owner	Ownership	Stock
Paul Anthony Novelly II (a)	17,475,100	39.9%
8235 Forsyth Blvd., 4th Floor
Clayton, MO 63105
Dimensional Fund Advisors LP (b)	2,218,292	5.1%
6300 Bee Cave Road, Building One
Austin, TX 78746
BlackRock, Inc. (c)	2,226,538	5.1%
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

(b)

Based solely upon an Amendment to Schedule 13G/A filed with the SEC by the listed person on January 23, 2025. According to the filing, Dimensional Fund Advisors LP furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (collectively, the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-advisor to certain Funds. In its role as investment advisor, sub-advisor and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported above are owned by the Funds. Dimensional reported power to vote or to direct the vote of 2,166,257 shares and sole power to dispose or to direct the disposition of 2,218,292 shares. Dimensional disclaims beneficial ownership of such securities.

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

	Amount of	Percent of
	Beneficial	Common
Name of Beneficial Owner	Ownership	Stock
Paul A. Novelly II (a)	17,475,100	39.9%
Roeland Polet (b)	760,000	1.7%
Ron J. Krusweski (d)	115,000	*
Donald C. Bedell (c)	104,975	*
Paul M. Manheim	24,103	*
Rose M. Sparks	19,283	*
G Bruce Greer (d)	15,000	*
Richard P Rowe (d)	15,000	*
Terrance C.Z. Egger	14,895	*
Charlie W. Lyon (e)	11,400	*
Dale E. Cole	7,516	*
Kyle Gaither	1,161	*
All directors and executive officers	18,563,433	42.4%

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

(b)	Includes 750,000 RSUs subject to certain vesting conditions.
(c)

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

(d)	Includes 10,000 shares that may be acquired pursuant to the exercise of options awarded under the Incentive Plan.
(e)	Mr. Lyon and the Company agreed to terminate his employment effective as of March 31, 2025.

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

Richard P. Rowe

Each member of our board of directors’ Compensation, Audit, and Nominating/Corporate Governance Committees are comprised of directors who are independent under the definition of independence adopted by the NYSE.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2024, we incurred $519,117 and $146,000 for audit and financial statement review services from Grant Thornton LLP and RSM US LLP, respectively.  During fiscal 2023, we incurred $445,000 for audit and financial statement review services from RSM US LLP.

Audit-Related Fees

During fiscal 2024 we incurred $21,000 employee benefit plan audit procedures from Grant Thornton LLP.  During fiscal 2023, we incurred $16,000 for employee benefit plan audit procedures from RSM US LLP.

Tax Fees

During fiscal 2024 and 2023, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from Grant Thornton LLP or RSM US LLP.

All Other Fees

We did not incur any other fees for other services from Grant Thornton LLP and RSM US LLP during fiscal 2024 or fiscal 2023.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2024 and 2023 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

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

10.4	Service Agreement dated November 1, 2006 between FutureFuel Corp. and Pinnacle Consulting, Inc. (incorporated by reference to Exhibit No. 10.6 to Form 10 filed April 24, 2007)

10.5	Time Sharing Agreement dated April 18, 2007 between Apex Oil Company, Inc. and FutureFuel Corp. (incorporated by reference to Exhibit No. 10.15 to Form 10 filed April 24, 2007)

10.6*	Omnibus Incentive Plan (incorporated by reference to Appendix A to Schedule 14A filed July 26,2017)

10.7

Amended and Restated Credit Agreement dated as of March 30, 2020 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 8, 2020)

10.8	Second Amended and Restated Credit Agreement

10.9*	Form of Option Agreement (incorporated by reference to Exhibit No 10.2 to Form 10-Q filed August 8, 2022).

10.10*	Separation and Release Agreement by and between Tom McKinlay and the Company dated May 24, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 29, 2024).

10.11*	Employment Agreement, dated August 16, 2024, by and between Roeland Polet and FutureFuel Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2024).

10.12*	Form of Restricted Stock Award Agreement (Non-Employee Directors)

10.13*	Form of Stock Unit Award Agreement (Employee)

18	FutureFuel Corp.- Preferability Letter of Grant Thornton LLP

19.1	FutureFuel Corp. Insider Trading Policy

21	Subsidiaries of FutureFuel Corp.

23.1	Consent of Grant Thornton LLP

23.2	Consent of RSM US LLP

31.1	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32	Section 1350 Certification of chief executive officer and principal financial officer

97.1	FutureFuel Corp. Clawback Policy

101.1	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement

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

/s/ Roeland Polet

Roeland Polet, Chief Executive Officer

By:   /s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer, Principal Financial Officer, and Principal Accounting Officer

/s/ Donald C. Bedell

Donald C. Bedell, Chairman and Director

/s/ Paul M. Manheim

Paul M. Manheim, Director

/s/ Dale E. Cole

Dale E. Cole, Director

/s/ Terrance C.Z. Egger

Terrance C.Z. Egger, Director

/s/ Ron J. Kruszewski

Ron J. Kruszewski, Director

/s/ P.A. Novelly, II

P.A. Novelly, II, Director

/s/ G Bruce Greer

G Bruce Greer, Director

/s/ Richard P. Rowe

Richard P. Rowe, Director

Date: March 31, 2025