Form 10-Q
period 2025-03-31
FutureFuel Corp.
filed 2025-05-12
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2025: 43,803,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents	$97,071	$109,541
Accounts receivable, inclusive of the blenders’ tax credit of $0 and $6,683, respectively, and net of allowances for expected credit losses of $27 and $29, respectively	7,928	21,896
Inventory, net	26,664	20,643
Income tax receivable	47	53
Prepaid expenses	2,903	3,978
Prepaid expenses – related parties	12	-
Other current assets	8,752	8,675
Total current assets	143,377	164,786
Property, plant and equipment, net	79,806	78,538
Other assets	4,486	4,367
Total noncurrent assets	84,292	82,905
Total Assets	$227,669	$247,691
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$6,672	$10,483
Accounts payable – related parties	45	139
Deferred revenue – current	1,050	904
Dividends payable	8,071	10,699
Accrued expenses and other current liabilities	14,698	11,082
Total current liabilities	30,536	33,307
Deferred revenue – noncurrent	6,093	6,324
Noncurrent deferred income taxes	773	773
Other noncurrent liabilities	1,863	1,466
Total noncurrent liabilities	8,729	8,563
Total liabilities	39,265	41,870
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,803,243 shares issued and outstanding as of March 31, 2025 and December 31, 2024	4	4
Additional paid in capital	205,661	205,434
Retained earnings (accumulated deficit)	(17,261)	383
Total stockholders’ equity	188,404	205,821
Total Liabilities and Stockholders’ Equity	$227,669	$247,691

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$17,538	$58,281
Cost of goods sold	31,560	52,704
Cost of goods sold – related parties	2	15
Distribution	490	497
Distribution – related parties	49	58
Gross (loss) profit	(14,563)	5,007
Selling, general, and administrative expenses
Compensation expense	1,940	987
Other expense	783	763
Related party expense	161	153
Research and development expenses	1,391	906
Total operating expenses	4,275	2,809
(Loss) income from operations	(18,838)	2,198
Interest and dividend income	1,237	2,800
Interest expense	(36)	(35)
Other expense	-	(1)
Other income, net	1,201	2,764
(Loss) income before taxes	(17,637)	4,962
Income tax provision	6	632
Net (loss) income	$(17,643)	$4,330

(Loss) earnings per common share
Basic	$(0.40)	$0.10
Diluted	$(0.40)	$0.10
Weighted average shares outstanding
Basic	43,803,243	43,763,243
Diluted	43,803,243	43,763,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2025

			Additional		Total
	Common Stock		paid in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(17,643)	(17,643)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(17,261)	$188,404

	For the Three Months Ended March 31, 2024

			Additional		Total
	Common Stock		paid in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	22	-	22
Net income	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$204,820	$-	$204,824

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(17,643)	$4,330
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,328	2,615
Amortization of deferred financing costs	26	26
Provision for deferred income taxes	-	626
Change in fair value of derivative instruments	259	2,274
Stock based compensation	226	22
Gain on disposal of property and equipment	(31)	-
Noncash interest expense	9	9
Changes in operating assets and liabilities:
Accounts receivable	13,968	4,047
Accounts receivable – related parties	-	(7)
Inventory	(6,021)	(22,758)
Income tax receivable	6	5
Prepaid expenses	1,075	1,149
Prepaid expenses – related parties	(12)	-
Other assets	(6)	(289)
Accounts payable	(3,404)	(5,753)
Accounts payable – related parties	(94)	-
Accrued expenses and other current liabilities	3,616	2,354
Deferred revenue	(85)	(861)
Other noncurrent liabilities	388	-
Net cash used in operating activities	(5,395)	(12,211)
Cash flows from investing activities
Collateralization of derivative instruments	(110)	(1,212)
Proceeds from the sale of property and equipment	31	-
Capital expenditures	(4,003)	(2,273)
Net cash used in investing activities	(4,082)	(3,485)
Cash flows from financing activities
Payment of dividends	(2,628)	(2,626)
Deferred financing costs	(365)	-
Net cash used in financing activities	(2,993)	(2,626)
Net change in cash and cash equivalents	(12,470)	(18,322)
Cash and cash equivalents at beginning of period	109,541	219,444
Cash and cash equivalents at end of period	$97,071	$201,122

Cash dividends declared in the current period, not paid	$-	$109,408
Noncash investing and financing activities:
Noncash capital expenditures	$(407)	$536

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share and per gallon amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. (“FutureFuel” or “the Company”) in accordance and consistent with the accounting policies stated in the Company's 2024 Annual Report on Form 10-K, inclusive of the audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements. Certain reclassifications were made to prior year amounts to conform to the 2025 presentation.

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

Some of the Company's manufacturing equipment requires periodic, planned shutdowns of significant parts of our facility in order to perform necessary inspections, cleanings, and maintenance activities, referred to as turnarounds. The cost of turnarounds incurred for routine repairs and maintenance or unplanned outages at our facility are expensed as incurred.

Recently Adopted Accounting Standards

Accounting standards updates (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this ASU in December 2023 which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company has adopted the new standard effective for the year ended December 31, 2025; however, the required disclosures are effective for our 2025 annual report. The adoption will have an immaterial impact on the Company's financial statements and disclosures.

Accounting Standards Issued Not Yet Adopted as of March 31, 2025

ASU No. 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses: The FASB issued this ASU in November 2024 which aims to provide investors with more useful information about an entity’s expenses by improving disclosures on income statement expenses. The amendments in this ASU require all public business entities to disclose disaggregated information about specific categories underlying certain income statement expense line items. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Early adoption is permitted. The Company is evaluating this accounting standard and currently does not expect the adoption to have a material impact on its financial statements and disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

2)	GOVERNMENT TAX CREDITS

BIODIESEL BLENDERS' TAX CREDIT, SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT, and CLEAN FUEL PRODUCTION TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provided a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The Company recorded this credit as a reduction to cost of goods sold as applicable sales were made. The BTC expired December 31, 2024.

Small agri-biodiesel producers with production capacity not in excess of 60 million gallons were eligible for an additional income tax credit of $0.10 per gallon on the first 15 million gallons of agri-biodiesel sold (the “Small Agri-biodiesel Producer Tax Credit”). The Company was eligible for this credit and recognized the credit in the same accounting period as the benefit from the BTC. The benefit of this credit was recognized as a component of income tax (benefit) provision. This credit expired December 31, 2024.

The Inflation Reduction Act created the clean fuel production credit (“CFPC”) in August 2022 for qualifying transportation fuel produced and sold in the years 2025 through 2027.

The CFPC is a nonrefundable and transferable income tax credit structured on a sliding scale so that producers become eligible for larger credits as the greenhouse gas (“GHG”) emissions of the fuels they produce approach zero. For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of nonaviation fuel.  For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $0.20 per nonaviation fuel gallon. The Company is a registered producer that meets the wage and apprenticeship requirements to receive the credit applicable to the level of GHG emissions for the fuel the Company produces. However, there is a lack of clarity from the U.S. Treasury Department with respect to the CFPC with final rules yet to be issued. In addition, there has been a delay of the Renewable Fuel Obligation for 2026. For the three months ended March 31, 2025, the Company had only sold inventory that was produced in 2024 which was not eligible for the CFPC; therefore, no CFPC credits were recognized for the three months ended March 31, 2025. As eligible inventory is produced and sold, the Company will account for the CFPC as a reduction to cost of goods sold when product is sold.

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

The Company leases warehouse space under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $170 for the three months ended March 31, 2025.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  March 31, 2025 and  December 31, 2024 consist of unbilled revenue from one customer and unbilled capital reimbursement from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 for both the three months ended March 31, 2025 and 2024. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $30 and $806 for the three months ended March 31, 2025 and 2024, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2025	December 31, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$7,691	$14,991	$15,897
Contract assets, included in accounts receivable	209	222	1,128
Contract liabilities, included in deferred revenue - short-term	842	697	3,656
Contract liabilities, included in deferred revenue - long-term	3,117	3,293	9,318

*Exclusive of the BTC of $0, $6,683, and $11,381, respectively, and net of allowances for expected credit losses of $27, $29, and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At March 31, 2025, approximately $3,959 of revenue is expected to be recognized from the remaining performance obligations. FutureFuel expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to six years. Approximately 21% of this revenue is expected to be recognized over the next 12 months, and 79% is expected to be recognized over the subsequent 57 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2025	2024
Contract revenue from customers with > one-year arrangements	$1,969	$9,240
Contract revenue from customers with < one-year arrangements	15,514	48,986
Revenue from non-contractual arrangements	55	55
Total revenue	$17,538	$58,281

Timing of revenue:

	Three Months Ended March 31,
	2025	2024
Bill-and-hold revenue	$4,590	$11,644
Non-bill-and-hold revenue	12,948	46,637
Total revenue	$17,538	$58,281

As of March 31, 2025 and  December 31, 2024, $5,628 and $7,301 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	March 31, 2025	December 31, 2024
At average cost (approximates current cost)
Finished goods	$4,308	$10,809
Work in process	795	872
Raw materials	27,309	15,335
	32,412	27,016
LIFO reserve	(5,748)	(6,373)
Total inventory	$26,664	$20,643

There was no liquidation in the three months ended March 31, 2025 A liquidation of $435 occurred in the twelve months ended December 31, 2024.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2025 or 2024. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net loss of $166 (including settlement gains of $93) for the three months ended March 31, 2025, and a net loss of $3,464 (including settlements of $1,190) for the three months ended March 31, 2024.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	120	$(494)	100	$(235)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $987 and $877 at March 31, 2025 and  December 31, 2024, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net, in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2025	December 31, 2024
Refundable deposit	$9,000	$6,500
Employment tax credit	1,856	1,856
Accrued employee liabilities	2,516	1,743
Accrued property, franchise, motor fuel and other taxes	1,240	881
Other	86	102
Total	$14,698	$11,082

7)	BORROWINGS

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement (the “Credit Agreement”) originally entered into on April 16, 2015 and amended on March 30, 2020 (as amended, the “Prior Credit Agreement”) and further amended on February 21, 2025 with the lender party thereto, Regions Bank as administrative agent, collateral agent, and syndication agent. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $75,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030.

The interest rate floats at the following margins over Secured Overnight Financing Rate ("SOFR") or base rate based upon our leverage ratio.

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

There were no borrowings under the Credit Agreement at March 31, 2025 or December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
	2025	2024
Income tax provision	$6	$632
Effective tax rate	0.0%	12.7%

The Company’s income tax provision for the three months ended March 31, 2025, is comprised of immaterial state taxes and miscellaneous items. The provision for the three months ended March 31, 2024, was comprised primarily of an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.

9)	EARNINGS PER SHARE

In the three months ended March 31, 2025 and 2024, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net (loss) income	$(17,643)	$4,330
Denominator:
Weighted average shares outstanding – basic	43,803,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	-
Weighted average shares outstanding – diluted	43,803,243	43,763,243

Basic (loss) earnings per share	$(0.40)	$0.10
Diluted (loss) earnings per share	$(0.40)	$0.10

For the three months ended March 31, 2025 and 2024, 40,000 and 44,000 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all options were anti-dilutive.

10)	RELATED PARTY TRANSACTIONS

FutureFuel enters into transactions with companies affiliated with or controlled by a director and significant shareholder. Expenses, prepaid amounts, and unpaid amounts related to these transactions are captured in the accompanying consolidated financial statements as related party line items.

Related party cost of goods sold and distribution are the result of net sales and purchases of blended biodiesel with these related parties along with the associated expense from storage and terminalling services provided by these related parties.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

11)	SEGMENT INFORMATION

FutureFuel has two reportable segments organized along similar product groups – chemicals and biofuels. The chief operating decision maker ("CODM”) is Roeland Polet, the chief executive officer. The CODM reviews the significant components for each of our segments. The CODM evaluates the performance of each reportable segment and decides how to allocate resources based on segment gross profit (loss), which includes the revenue and expenses that are directly attributable to management of each segment. The CODM uses segment gross profit (loss) to assess the income generated by each reportable segment and to decide which reportable segment to reinvest profits or pay dividends. Segment gross profit (loss) is also used to analyze performance against the budget and the Company’s competitors.

Chemicals

FutureFuel’s chemical segment manufactures diversified chemical products that are sold externally to third party customers. This segment is composed of two components: “custom manufacturing” (manufacturing chemicals for specific customers) and “performance chemicals” (multi-customer specialty chemicals).

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through FutureFuel’s distribution network at its Batesville Plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel; petrodiesel with no biodiesel added; internally generated, separated Renewable Identification Numbers (“RINs”); biodiesel production byproducts; and revenue and profits from Legacy Regional Transport. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs, and from time to time, can enter into sales of biodiesel on a “RINs-free” basis, resulting in FutureFuel maintaining possession of the applicable RINs from the sale. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of March 31, 2025, FutureFuel held 2.3 million RINs with a fair market value of $2,077 and no cost. Comparatively, at March 31, 2024, FutureFuel held 2.0 million RINs with a fair market value of $1,624 and no cost and at December 31, 2024, 3.1 million RINs were held with a fair market value of $1,831 and no cost. These fair values are considered Level 1 inputs.

Summary of business by segment

	Three months ended March 31, 2025
	Chemical	Biofuel	Total
Revenue	$9,365	$8,173	$17,538

Less:
Cost of goods sold	14,854	16,708	31,562
Distribution	240	299	539
Segment gross loss	$(5,729)	$(8,834)	$(14,563)

Reconciliation of Segment gross loss to Net loss before income taxes:
Selling, general, and administrative expenses			$2,884
Research and development expenses			1,391
Other income, net			(1,201)
Net loss before income taxes			$(17,637)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three months ended March 31, 2024
	Chemical	Biofuel	Total
Revenue	$18,059	$40,222	$58,281

Less:
Cost of goods sold	13,835	38,884	52,719
Distribution	203	352	555
Segment gross profit	$4,021	$986	$5,007

Reconciliation of Segment gross profit to Net income before income taxes:
Selling, general, and administrative expenses			$1,903
Research and development expenses			906
Other income, net			(2,764)
Net income before income taxes			$4,962

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

14)	SUBSEQUENT EVENTS

The Company evaluated subsequent events that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements. Where applicable, the notes to these consolidated financial statements have been updated to discuss significant subsequent events which have occurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of FutureFuel Corp. (“FutureFuel”, “the Company”, “we”, or “our”) should be read together with our consolidated financial statements, including the notes thereto, set forth herein and in our 2024 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

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

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of March 31, 2025, we held 2.3 million D4 RINs with a fair market value of $2,077. Comparatively, as of March 31, 2024, we held 2.0 million RINs with a fair market value of $1,624, and at December 31, 2024, we held 3.1 million RINs with a fair market value of $1,831.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
			Dollar	%
	2025	2024	Change	Change
Revenue	$17,538	$58,281	$(40,743)	(70)%
(Loss) income from operations	$(18,838)	$2,198	$(21,036)	na
Net (loss) income	$(17,643)	$4,330	$(21,973)	na
(Loss) earnings per common share:
Basic	$(0.40)	$0.10	$(0.50)	na
Diluted	$(0.40)	$0.10	$(0.50)	na
Adjusted EBITDA	$(16,057)	$7,108	$(23,165)	na

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net (loss) income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, non-cash gains or losses on derivative instruments, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

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

The following table reconciles net (loss) income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(17,643)	$4,330
Depreciation	2,328	2,615
Non-cash stock-based compensation	226	22
Interest and dividend income	(1,237)	(2,800)
Non-cash interest expense and amortization of deferred financing costs	35	35
Gain on disposal of property and equipment	(31)	-
Unrealized loss on derivative instruments	259	2,274
Income tax (benefit) provision	6	632
Adjusted EBITDA	$(16,057)	$7,108

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,395)	$(12,211)
Deferred income taxes, net	-	(626)
Interest and dividend income	(1,237)	(2,800)
Income tax provision	6	632
Change in operating assets and liabilities, net	(9,431)	22,113
Adjusted EBITDA	$(16,057)	$7,108

Results of Operations

Consolidated

	Three Months Ended March 31,
			Change
	2025	2024	Amount	%

Revenues	$17,538	$58,281	$(40,743)	(70)%
Volume/product mix effect			(37,805)	(65)%
Price effect			(2,938)	(5)%

Gross (loss) profit	(14,563)	5,007	(19,570)	na
Operating expenses	(4,275)	(2,809)	(1,466)	(52)%
Other income, net	1,201	2,764	(1,563)	(57)%
Income tax provision	6	632	(626)	(99.1)%
Net (loss) income	$(17,643)	$4,330	$(21,973)	na

Consolidated revenue in the three months ended March 31, 2025, decreased $40,743 compared to the three months ended March 31, 2024. This decline was from lower sales volumes in the biofuel segment of $29,856 driven by the extended plant turnaround to improve plant reliability and product quality. The turnaround, which was further extended by severe weather conditions, also reduced the chemical segment sales volumes by $7,949.  Sales revenue was also reduced $2,193 in the biofuel segment from lower prices.  The renewable fuel market continues to be negatively impacted by the expiration of the BTC and lack of clarity on the clean fuel production credit (CFPC).

Gross profit in the three months ended March 31, 2025, decreased $19,570 as compared to the same period of 2024, due primarily to: (i) reduced throughput due to the issues noted above, (ii) increased spend on parts and contract labor for the turnaround and (iii) a reduced benefit from the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $625 in the current three-month period as compared to an increase of $3,028 in the same period of the prior year.

Operating expenses

Operating expenses increased $1,466 in the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase was from separation compensation expense in the current period, equity compensation issued in 2024, increased board fees, and higher research and development expenses.

Other income, net

Other income decreased a net $1,563 in the three months ended March 31, 2025, as compared to the same period of 2024 from lower interest income of $1,237 compared to $2,800 in the prior period.

Income tax provision

The Company’s income tax provision for the three months ended March 31, 2025, is comprised of immaterial state taxes and miscellaneous items. The provision for the three months ended March 31, 2024, comprised primarily an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. During the quarter ended March 31, 2024, the Company evaluated the available evidence and determined a discrete adjustment was required to increase its valuation allowance, resulting in a net deferred tax liability of $626 as of March 31, 2024.

Chemical Segment

	Three Months Ended March 31,
			Change
	2025	2024	Amount	%

Revenues	$9,365	$18,059	$(8,694)	(48)%
Volume/product mix effect			(7,949)	(44)%
Price effect			(745)	(4)%

Gross (loss) profit	$(5,729)	$4,021	$(9,750)	na

Chemical revenue in the three months ended March 31, 2025, decreased 48.1% or $8,694 compared to the three months ended March 31, 2024. This decline was from weather related issues that extended the downtime of the plant turnaround. Revenue from custom chemicals for the three months ended March 31, 2025 totaled $8,409, a net decrease of $7,018 from the same period in 2024, resulting from lower sales volumes of $7,949 primarily from products sold in the energy markets, and lower prices of $745. Performance chemicals revenue was $956, a decrease of $1,676 from the three months ended March 31, 2024. This decrease was mostly from lower sales volumes of glycerin due to reduced production resulting from the plant turnaround.

Gross loss for the chemical segment was $5,729 for the three months ended March 31, 2025, a decrease of $9,750 compared to the same period of 2024. This decrease was primarily from reduced throughput as described above.

Biofuel Segment

	Three Months Ended March 31,
			Change
	2025	2024	Amount	%

Revenues	$8,173	$40,222	$(32,049)	(80)%
Volume/product mix effect			(29,856)	(74)%
Price effect			(2,193)	(6)%

Gross (loss) profit	$(8,834)	$986	$(9,820)	na

Biofuels revenue in the three months ended March 31, 2025, decreased $32,049 as compared to the same period of 2024. This decrease resulted from the extended plant turnaround to improve plant reliability and product quality which was further extended due to inclement weather.  The renewable fuel market continues to be negatively impacted by the expiration of the BTC and lack of clarity on the CFPC.

No significant customers existed in the three months ended March 31, 2025, as compared to four in the three months ended March 31, 2024. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross loss was $8,834 in the three months ended March 31, 2025, a decrease in gross profit of $9,820 from the comparative period in 2024. This decrease primarily resulted from reduced sales volumes, stemming from the extended plant turnaround mentioned above.  Also reducing gross profit was a reduced benefit from the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $339 in the current three-month period as compared to an increase in gross profit of $2,276 in the same period of the prior year.  Partially increasing gross profit was the change in the activity of derivative instruments with a realized gain of $93 and an unrealized loss of $259 in the current three-month period as compared to a realized loss of $1,190 and an unrealized loss of $2,274 in the same period of the prior year.

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	March 31, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	120	$(494)	100	$(235)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2025 and 2024 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $4,590 and for the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, $5,628 and $7,301 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2025 and 2024 is set forth in the following table.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(5,395)	$(12,211)
Net cash used in investing activities	(4,082)	(3,485)
Net cash used in financing activities	(2,993)	(2,626)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $5,395 in the three months ended March 31, 2025, as compared to $12,211 in the same period of 2024. This decrease in cash used was primarily attributable to the change in inventory of $16,737 and the change in accounts receivable, including accounts receivable - related parties, demonstrating a cash inflow of $9,928. Also contributing to the current period decrease in cash used was the change in accounts payable, including accounts payable - related parties, of $2,255, and the change in accrued expenses of $1,262. Partially offsetting these cash inflows was the change in net (loss) income of $21,973 and the change in the fair value of derivative instruments of $2,015.

Investing Activities

Cash used in investing activities was $4,082 in the three months ended March 31, 2025, as compared to $3,485 in the three months ended March 31, 2024. This $597 increase in cash used was primarily due to an increase in capital expenditure of $1,730 partially offset by the change in the collateralization of derivative instruments of $1,102.

Financing Activities

Cash used in financing activities was $2,993 and $2,626 in the three months ended March 31, 2025 and 2024, respectively, primarily for payments of dividends on our common stock.

Credit Facility

We have a credit agreement, as amended on February 21, 2025, with a syndicated group of commercial banks for $75,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on February 21, 2030. See Note 7 to our consolidated financial statements for additional information regarding our credit agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2025 and 2024. The regular cash dividend amounted to $2,628 and $2,626 in 2025 and 2024, respectively. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2024, and December 31, 2023, respectively.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2025, and December 31, 2024 as derivative instruments recorded in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that may meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2025, or December 31, 2024 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2025 or 2024. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2025 and December 31, 2024, the fair value of our derivative instruments was a net liability of $494 and $235, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2025. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, there were no raw materials or conversion costs for which a hypothetical, adverse 10% change in the average price of the commodity would result in a 1% or greater decrease in gross profit.

We had no borrowings at March 31, 2025, or December 31, 2024, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors we previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended March 31, 2025.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
10.1	Second Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.8 to Form 10-K filed March 31, 2025)
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Annual Report on Form 10-K for the year ended December 31, 2024 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Roeland Polet

Roeland Polet, Chief Executive Officer

Date: May 12, 2025

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 12, 2025