Form 10-Q
period 2025-06-30
FutureFuel Corp.
filed 2025-08-11
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2025: 43,803,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$95,152	$109,541
Accounts receivable, inclusive of the blenders' tax credit of $0 and $6,683, respectively, and net of allowances for expected credit losses of $44 and $29, respectively	10,946	21,896
Inventory, net	9,620	20,643
Income tax receivable	50	53
Prepaid expenses	2,096	3,978
Prepaid expenses – related parties	12	-
Other current assets	10,875	8,675
Total current assets	128,751	164,786
Property, plant and equipment, net	84,610	78,538
Other assets	4,851	4,367
Total noncurrent assets	89,461	82,905
Total Assets	$218,212	$247,691
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $890 and $890, respectively	$9,449	$10,483
Accounts payable – related parties	43	139
Deferred revenue – current	1,136	904
Dividends payable	5,443	10,699
Accrued expenses and other current liabilities	14,868	11,082
Total current liabilities	30,939	33,307
Deferred revenue – noncurrent	5,996	6,324
Noncurrent deferred income taxes	801	773
Other noncurrent liabilities	2,252	1,466
Total noncurrent liabilities	9,049	8,563
Total liabilities	39,988	41,870
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,803,243 shares issued and outstanding as of June 30, 2025 and December 31, 2024	4	4
Additional paid in capital	205,898	205,434
Retained earnings (accumulated deficit)	(27,678)	383
Total stockholders’ equity	178,224	205,821
Total Liabilities and Stockholders’ Equity	$218,212	$247,691

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net (Loss) Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$35,673	$72,409	$53,211	$130,690
Cost of goods sold	43,761	62,788	75,321	115,492
Cost of goods sold – related parties	1	12	3	27
Distribution	641	910	1,131	1,407
Distribution – related parties	37	42	86	100
Gross (loss) profit	(8,767)	8,657	(23,330)	13,664
Selling, general, and administrative expenses
Compensation expense	1,191	1,061	3,131	2,048
Other expense	868	1,076	1,651	1,839
Related party expense	169	153	330	306
Research and development expenses	933	916	2,324	1,822
Total operating expenses	3,161	3,206	7,436	6,015
(Loss) income from operations	(11,928)	5,451	(30,766)	7,649
Interest and dividend income	1,068	1,521	2,305	4,321
Interest expense	(26)	(34)	(62)	(69)
Other income	505	2,639	505	2,638
Other income, net	1,547	4,126	2,748	6,890
(Loss) income before taxes	(10,381)	9,577	(28,018)	14,539
Income tax provision	35	6	41	638
Net (loss) income	$(10,416)	$9,571	$(28,059)	$13,901

(Loss) earnings per common share
Basic	$(0.24)	$0.22	$(0.64)	$0.32
Diluted	$(0.24)	$0.22	$(0.64)	$0.32
Weighted average shares outstanding
Basic	43,803,243	43,763,243	43,803,243	43,763,243
Diluted	43,803,243	43,763,243	43,803,243	43,763,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(17,643)	(17,643)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(17,261)	$188,404
Stock based compensation	-	-	237	(1)	236
Net loss	-	-	-	(10,416)	(10,416)
Balance - June 30, 2025	43,803,243	$4	$205,898	$(27,678)	$178,224

	For the Six Months Ended June 30, 2024

			Additional		Total
	Common Stock		paid in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	22	-	22
Net income	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$204,820	$-	$204,824
Net income	-	-	-	9,571	9,571
Balance - June 30, 2024	43,763,243	$4	$204,820	$9,571	$214,395

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(28,059)	$13,901
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,739	4,760
Amortization of deferred financing costs	44	51
Provision for deferred income taxes	28	626
Change in fair value of derivative instruments	(281)	1,696
Stock based compensation	462	22
Gain on disposal of property and equipment	(34)	-
Noncash interest expense	18	18
Changes in operating assets and liabilities:
Accounts receivable	10,950	(4,980)
Accounts receivable – related parties	-	(7)
Inventory	11,023	3,802
Income tax receivable	3	(20)
Prepaid expenses	1,882	2,156
Prepaid expenses – related parties	(12)	-
Other assets	(2,941)	215
Accounts payable	(2,367)	(11,649)
Accounts payable – related parties	(96)	-
Accrued expenses and other current liabilities	3,786	6,710
Deferred revenue	(96)	(1,713)
Other noncurrent liabilities	768	-
Net cash (used in) provided by operating activities	(183)	15,588
Cash flows from investing activities
Collateralization of derivative instruments	859	(42)
Proceeds from the sale of property and equipment	34	-
Capital expenditures	(9,478)	(5,270)
Net cash used in investing activities	(8,585)	(5,312)
Cash flows from financing activities
Payment of dividends	(5,256)	(114,660)
Deferred financing costs	(365)	-
Net cash used in financing activities	(5,621)	(114,660)
Net change in cash and cash equivalents	(14,389)	(104,384)
Cash and cash equivalents at beginning of period	109,541	219,444
Cash and cash equivalents at end of period	$95,152	$115,060

Cash paid for income taxes	$10	$-
Noncash investing and financing activities:
Noncash capital expenditures	$1,333	$1,182

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

Recently Adopted Accounting Standards

Accounting standards updates (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this ASU in December 2023 which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU address the investor requests for more transparency of income tax information and apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company has adopted the new standard effective for the year ended December 31, 2025; however, the required disclosures are effective for our 2025 annual report. The adoption will have an immaterial impact on the Company's financial statements but additional disclosures will be included in the notes to the financial statements for the year ended December 31, 2025.

Accounting Standards Issued Not Yet Adopted as of June 30, 2025

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

BIODIESEL BLENDERS' TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provided a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The Company recorded this credit as a reduction in the cost of goods sold as applicable sales were made. The BTC expired December 31, 2024.

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The Small Agri-Biodiesel Producer Tax Credit also expired  December 31, 2024. This tax credit was available to producers with production capacity not in excess of 60 million gallons and provided a $0.10 per gallon income tax credit on the first 15 million gallons of agri-biodiesel sold. The Company was eligible for this credit and recognized the credit in the same accounting period as the benefit from the BTC. The benefit of this credit was recognized as a component of income tax provision.

CLEAN FUEL PRODUCTION TAX CREDIT

The Inflation Reduction Act of 2022 (“IRA”) created the clean fuel production credit (“CFPC”) in August 2022 for qualifying transportation fuel produced and sold in the years 2025 through 2027.  The CFPC is a nonrefundable and transferable income tax credit structured on a sliding scale so that producers become eligible for larger credits as the greenhouse gas (“GHG”) emissions of the fuels they produce approach zero. For producers meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of non-aviation fuel. For producers not meeting the prevailing wage and registered apprenticeship requirements, the maximum credit is $0.20 per non-aviation fuel gallon. The Company is a registered producer that meets the wage and apprenticeship requirements to receive the credit applicable to the level of GHG emissions for the fuel the Company produces. Due to the lack of a specific generally accepted accounting principle for the CFPC—a transferable, nonrefundable credit—the company has elected to follow the principles of International Accounting Standard 20 (IAS 20), "Accounting for Government Grants and Disclosure of Government Assistance." Accordingly, the credit has been recognized as a reduction in the cost of goods sold, net of estimated selling expenses, which management believes estimates fair value when generated.  In the three and six months ended June 30, 2025, the CFPC was $2.5 million.

See Note 13 Subsequent Events, regarding additional information related to the Small Agri-Biodiesel Tax Credit and the CFPC.

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

The Company leases warehouse space under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $170 and $170 for the three months and $340 and $329 for the six months ended June 30, 2025 and 2024, respectively.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  June 30, 2025 and  December 31, 2024 consist of unbilled revenue from one customer and unbilled capital reimbursement from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $125 and $0 for the three months and $125 and $0 for the six months ended June 30, 2025 and 2024, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $80 and $797 for the three months and $110 and $1,603 for the six months ended June 30, 2025 and 2024, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2025	December 31, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$10,724	$14,991	$15,897
Contract assets, included in accounts receivable	222	222	1,128
Contract liabilities, included in deferred revenue - short-term	929	697	3,656
Contract liabilities, included in deferred revenue - long-term	3,076	3,293	9,318

*Exclusive of the BTC of $0, $6,683, and $11,381, respectively, and net of allowances for expected credit losses of $44, $29, and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At June 30, 2025, approximately $4,005 of revenue is expected to be recognized from the remaining performance obligations. The Company expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to six years. Approximately 23% of this revenue is expected to be recognized over the next 12 months, and 77% is expected to be recognized over the subsequent 54 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contract revenue from customers with > one-year arrangements	$3,129	$8,735	$5,098	$17,975
Contract revenue from customers with < one-year arrangements	32,488	63,618	48,002	112,604
Revenue from non-contractual arrangements	56	56	111	111
Total revenue	$35,673	$72,409	$53,211	$130,690

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Bill-and-hold revenue	$9,845	$11,020	$14,435	$22,664
Non-bill-and-hold revenue	25,828	61,389	38,776	108,026
Total revenue	$35,673	$72,409	$53,211	$130,690

As of June 30, 2025 and  December 31, 2024, $6,309 and $7,301 of bill-and-hold revenue had not shipped, respectively.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	June 30, 2025	December 31, 2024
At average cost (approximates current cost)
Finished goods	$6,438	$10,809
Work in process	568	872
Raw materials	4,736	15,335
	11,742	27,016
LIFO reserve	(2,122)	(6,373)
Total inventory	$9,620	$20,643

There was $2,934 liquidation in the six months ended June 30, 2025 primarily from biodiesel related inventories.  A liquidation of $435 occurred in the twelve months ended December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

5)	DERIVATIVE INSTRUMENTS

The Company records all derivative instruments at fair value. Fair value is determined by using the closing prices of the derivative instruments on the New York Mercantile Exchange at the end of an accounting period. Changes in the fair value of derivative instruments are recognized at the end of each accounting period and recorded in the statements of operations as a component of cost of goods sold. These instruments use inputs considered Level 1 holdings.

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

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net gain of $617 (including settlements of $77) and a net gain  of $450 (including settlements of $169) for the three and six months ended June 30, 2025, respectively, and a net gain of $1,414 (including settlements of $836) and a net loss  of $2,050 (including settlements of $354) for the three and six months ended June 30, 2024, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	13	$46	100	$(235)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $18 and $877 at June 30, 2025 and  December 31, 2024, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2025	December 31, 2024
Refundable deposit	$9,000	$6,500
Employment tax credit	1,351	1,856
Accrued employee liabilities	2,515	1,743
Accrued property, franchise, motor fuel and other taxes	1,761	881
Other	241	102
Total	$14,868	$11,082

7)	BORROWINGS

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement with Regions Bank as administrative agent, collateral agent, and syndication agent (as amended, the "Credit Agreement"). The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $75,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030.

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

There were no borrowings under the Credit Agreement at June 30, 2025 or December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax provision	$35	$6	$41	$638
Effective tax rate	0.3%	0.1%	(0.1)%	4.4%

The Company’s income tax provision for the three and six months ended June 30, 2025, is comprised of an increase in its net deferred tax liability plus immaterial state taxes and miscellaneous items. The provision for the three months ended June 30, 2024, consists of immaterial state taxes and miscellaneous items. The provision for the six months ended June 30, 2024 includes immaterial state taxes and, primarily, the initial establishment of the net deferred tax liability reflecting the Company’s determination that its future reversing net deferred tax liabilities would not support full realization of its existing deferred tax assets.

9)	EARNINGS PER SHARE

In the three and six months ended June 30, 2025 and 2024, FutureFuel used the treasury method in computing earnings per share.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(10,416)	$9,571	$(28,059)	$13,901
Denominator:
Weighted average shares outstanding – basic	43,803,243	43,763,243	43,803,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	-	-	-
Weighted average shares outstanding – diluted	43,803,243	43,763,243	43,803,243	43,763,243

Basic (loss) earnings per share	$(0.24)	$0.22	$(0.64)	$0.32
Diluted (loss) earnings per share	$(0.24)	$0.22	$(0.64)	$0.32

For the three and six months ended June 30, 2025, 50,000 and 45,000 options to purchase FutureFuel’s common stock were excluded, respectively, in the computation of diluted earnings per share as all options were anti-dilutive. In the three and six months ended June 30, 2024, 22,000 and 44,000 options, respectively, were excluded as all were anti-dilutive.

In addition, 750,000 restricted stock units (“RSUs”) were issued during the year ended December 31, 2024. These RSUs, and related dividends, vest in five equal installments on each anniversary of the award date, September 3, 2024. All of the prorated RSUs were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2025, as all were anti-dilutive.  There were no RSUs in the comparative periods.

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

FutureFuel has two reportable segments organized along similar product groups – chemicals and biofuels. The chief operating decision maker ("CODM”) is Roeland Polet, our chief executive officer. The CODM reviews the significant components for each of our segments. The CODM evaluates the performance of each reportable segment and decides how to allocate resources based on segment gross profit (loss), which includes the revenue and expenses that are directly attributable to management of each segment. The CODM uses segment gross profit (loss) to assess the income generated by each reportable segment and to decide which reportable segment to reinvest profits or pay dividends. Segment gross profit (loss) is also used to analyze performance against the budget and the Company’s competitors.

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

As of June 30, 2025, FutureFuel held 0.5 million RINs with a fair market value of $604. Comparatively, at June 30, 2024, FutureFuel held 2.1 million RINs with a fair market value of $1,055 and at December 31, 2024, 3.1 million RINs were held with a fair market value of $1,831. The fair value of RINs is considered a Level 1 input and has no cost.

Summary of business by segment

	Three months ended June 30, 2025			Six months ended June 30, 2025
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$16,619	$19,054	$35,673	$25,984	$27,227	$53,211

Less:
Cost of goods sold	14,658	29,104	43,762	29,512	45,812	75,324
Distribution	294	384	678	534	683	1,217
Segment gross profit (loss)	$1,667	$(10,434)	$(8,767)	$(4,062)	$(19,268)	$(23,330)

Reconciliation of Segment gross profit (loss) to Net loss before income taxes:
Selling, general, and administrative expenses			$2,228			$5,112
Research and development expenses			933			2,324
Other income, net			(1,547)			(2,748)
Net loss before income taxes			$(10,381)			$(28,018)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three months ended June 30, 2024			Six months ended June 30, 2024
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$19,236	$53,173	$72,409	$37,295	$93,395	$130,690

Less:
Cost of goods sold	14,357	48,443	62,800	28,192	87,327	115,519
Distribution	202	750	952	405	1,102	1,507
Segment gross profit	$4,677	$3,980	$8,657	$8,698	$4,966	$13,664

Reconciliation of Segment gross profit to Net income before income taxes:
Selling, general, and administrative expenses			$2,290			$4,193
Research and development expenses			916			1,822
Other income, net			(4,126)			(6,890)
Net income before income taxes			$9,577			$14,539

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

12)	LEGAL MATTERS

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

13)	SUBSEQUENT EVENTS

The Company evaluated subsequent events that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements.

On July 4, 2025, the Budget Reconciliation Act of 2025 was signed into law which made significant changes to federal tax law.  The legislation did not affect the Company’s income tax balances as of June 30, 2025.  The most significant provisions affecting the Company include modification to the CFPC, including an extension of the expiration date from December 31, 2027 to December 31, 2029, and rules on foreign based feedstocks as well as affirmation on the transferability of the credits.   In addition, the tax law reinstated the extension of the Small Agri-Biodiesel Producers Tax Credit.  This tax credit is $0.20 per gallon on the first 15 million gallons produced for facilities with up to 60 million gallons of capacity eligible for fuel sold after July 1, 2025 and before December 31, 2026. The Budget Reconciliation Act includes other changes which the Company is evaluating.

The Company continues to experience extremely high feedstock prices resulting in negative profit margins for biodiesel.  As a result, on July 9, 2025, the Company completed a reduction in force of 75 employees following the idling of biodiesel manufacturing given these unfavorable market conditions.  The Company retained employees with expertise to facilitate the restart of biodiesel production upon the return of more favorable market conditions. The aggregate cost of separation agreements related to the reduction in force are estimated to be approximately $386.

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

Overview

Our Company is managed and reported in two reportable segments: chemicals and biofuels. Within the chemical segment are two product groupings: custom chemicals and performance chemicals. The custom product group is composed of specialty chemicals manufactured for a single customer whereas the performance product group is composed of chemicals manufactured for multiple customers. The biofuel segment is composed of one product group. Management believes that the diversity of each segment strengthens the company in the ability to utilize resources and is committed to growing each segment.

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of June 30, 2025, we held 0.5 million D4 RINs with a fair market value of $604. Comparatively, as of June 30, 2024, we held 2.1 million RINs with a fair market value of $1,055.

On June 13, 2025, the EPA proposed a rule to establish RFS volume requirements and percentage standards for 2026 and 2027. Key changes in the proposal include a potential increase in RINs in biomass-based diesel from 5.36 billion in 2025 to 7.12 billion in 2026 and 2027 and a reduction in the RINs generated for imported or foreign-feedstock-based renewable fuel and the removal of renewable electricity from the program. Starting in 2026, imported renewable fuel or fuel produced domestically using foreign feedstocks would generate 50% fewer RINs compared to purely domestic renewable fuel.  In addition, the proposed rule would reduce the RIN equivalency factor for renewable diesel from 1.7 to 1.6.  The final rule could materially affect the Company's operations and financial results. The Company is currently evaluating the potential impact of this rule and participating in the public comment period.

On July 4, 2025, the Budget Reconciliation Act of 2025 was signed into law which made modifications to the CFPC. The Budget Reconciliation Act is expected to help level the competitive environment for biodiesel by: (i) reducing the tax credit for sustainable aviation fuel (“SAF”) from $1.75 per gallon to $1.00 per gallon effective January 1, 2026; (ii) requiring that all feedstock for SAF be sourced from North America, as required for biomass based diesel; and (iii) extending the clean fuel production credit (“CFPC”) for an additional two years through December 31, 2029.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
Revenue	$35,673	$72,409	$(36,736)	(51)%
(Loss) income from operations	$(11,928)	$5,451	$(17,379)	na
Net (loss) income	$(10,416)	$9,571	$(19,987)	na
(Loss) earnings per common share:
Basic	$(0.24)	$0.22	$(0.46)	na
Diluted	$(0.24)	$0.22	$(0.46)	na
Adjusted EBITDA	$(9,823)	$6,907	$(16,730)	na

	Six Months Ended June 30,
			Dollar	%
	2025	2024	Change	Change
Revenue	$53,211	$130,690	$(77,479)	(59)%
(Loss) income from operations	$(30,766)	$7,649	$(38,415)	na
Net (loss) income	$(28,059)	$13,901	$(41,960)	na
(Loss) earnings per common share:
Basic	$(0.64)	$0.32	$(0.96)	na
Diluted	$(0.64)	$0.32	$(0.96)	na
Adjusted EBITDA	$(25,880)	$14,015	$(39,895)	na

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

The following table reconciles net (loss) income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(10,416)	$9,571	$(28,059)	$13,901
Depreciation	2,411	2,145	4,739	4,760
Non-cash stock-based compensation	236	-	462	22
Interest and dividend income	(1,068)	(1,521)	(2,305)	(4,321)
Non-cash interest expense and amortization of deferred financing costs	27	34	62	69
Gain on disposal of property and equipment	(3)	-	(34)	-
Unrealized (gain) loss on derivative instruments	(540)	(578)	(281)	1,696
Other income	(505)	(2,750)	(505)	(2,750)
Income tax provision	35	6	41	638
Adjusted EBITDA	$(9,823)	$6,907	$(25,880)	$14,015

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(183)	$15,588
Deferred income taxes, net	(28)	(626)
Interest and dividend income	(2,305)	(4,321)
Income tax provision	41	638
Change in operating assets and liabilities, net	(22,900)	5,486
Other income	(505)	(2,750)
Adjusted EBITDA	$(25,880)	$14,015

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$35,673	$72,409	$(36,736)	(51)%	$53,211	$130,690	$(77,479)	(59)%
Volume/product mix effect			(31,250)	(43)%			$(69,055)	(53)%
Price effect			(5,486)	(8)%			$(8,424)	(6)%

Gross (loss) profit	(8,767)	8,657	(17,424)	na	$(23,330)	$13,664	$(36,994)	na
Operating expenses	(3,161)	(3,206)	45	1%	(7,436)	(6,015)	(1,421)	(24)%
Other income, net	1,547	4,126	(2,579)	(63)%	2,748	6,890	(4,142)	(60)%
Income tax provision	35	6	29	483%	41	638	(597)	(94)%
Net (loss) income	$(10,416)	$9,571	$(19,987)	na	$(28,059)	$13,901	$(41,960)	na

Consolidated revenue in the three and six months ended June 30, 2025, decreased $36,736 and $77,479, compared to the three and six months ended June 30, 2024, respectively. This decrease was primarily attributed to uncertainty surrounding the CFPC, which negatively and materially impacted the biofuel segment.  In the first three months of the year, we initiated an extended plant turnaround as a measure to improve plant reliability and product quality.  This extended turnaround negatively impacted both segments.  We resumed biodiesel production in April to fulfill existing sales obligations.  The weak market conditions continued into the current three-month period and led the Company to idle its biodiesel production.  As a result of these market conditions, the Company implemented a reduction in force in July.  The Company retained employees with expertise to facilitate the restart of biodiesel production upon the return of more favorable market conditions.

Gross profit in the three months ended June 30, 2025, decreased $17,424 as compared to the same period of 2024, due primarily to reduced throughput from the market conditions noted above. Also reducing gross profit in the current three-month period was the change in the adjustment in the carrying value of our inventory as determined utilizing the last-in, first-out, (“LIFO”) method of inventory accounting. This adjustment increased gross profit $1,232 in the current three-month period as compared to an increase of $1,313 in the same period of the prior year.  Partially offsetting the decrease in gross profit was the effect of liquidation of biofuel inventory of $2,394.

Gross profit in the six months ended June 30, 2025, decreased $36,994 as compared to the same period of 2024, primarily from the reduced throughput given the issues noted above along with increased spend on parts and contract labor for the turnaround.  Also reducing gross profit in the current six-month period was a benefit from the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment increased gross profit $1,857 in the current six-month period as compared to an increase of $4,341 in the prior six-month period. Partially offsetting these decreases in gross profit in the current six-month period was the effect of liquidation of biofuel inventory of $2,394.

Operating expenses

Operating expenses decreased $45 in the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The net decrease was from reduced legal and board fees partially offset by increased compensation expense. Operating expenses increased $1,421 in the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was from separation compensation (unrelated to any reduction in force) expense in the current period, equity compensation for grants issued in September 2024, increased board fees, and higher research and development expenses.

Other income, net

Other income decreased a net $2,579 in the three months ended June 30, 2025, as compared to the same period of 2024 from the receipt of a legal settlement of $2,750 in the prior period.  In addition, in the current three-month period interest income was $1,068 as compared to $1,521 in the prior period.

Other income decreased a net $4,142 in the six months ended June 30, 2025, as compared to the same period of 2024 from the same reasons previously mentioned with interest income being $2,016 lower.

Income tax provision

The Company’s income tax provision for the three and six months ended June 30, 2025, is comprised of an increase in its net deferred tax liability plus immaterial state taxes and miscellaneous items. The provision for the three months ended June 30, 2024, consists of  immaterial state taxes and miscellaneous items. The provision for the six months ended June 30, 2024 includes immaterial state taxes and, primarily, the initial establishment of the net deferred tax liability reflecting the Company’s determination that its future reversing net deferred tax liabilities would not support full realization of its existing deferred tax assets.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. Since March 31, 2024, the Company’s deferred tax assets have been reduced to zero and an additional net liability has been recognized.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$16,619	$19,236	$(2,617)	(14)%	$25,984	$37,295	$(11,311)	(30)%
Volume/product mix effect			(1,987)	(11)%			$(9,936)	(26)%
Price effect			(630)	(3)%			$(1,375)	(4)%

Gross profit (loss)	$1,667	$4,677	$(3,010)	(64)%	$(4,062)	$8,698	$(12,760)	na

Chemical revenue in the three months ended June 30, 2025, decreased 14% or $2,617 compared to the three months ended June 30, 2024. Revenue from custom chemicals for the three months ended June 30, 2025 totaled $14,250, a net decrease of $1,333 from the same period in 2024, resulting from lower sales volumes of products sold in the energy markets of $1,998 and lower price effect of $727 from less amortization of revenue. Partially offsetting the decrease was a rise in sales volumes of products sold in the polymer coatings market of $1,101. Performance chemicals revenue was $2,369, a decrease of $1,284 from the three months ended June 30, 2024 from lower volumes of $1,306. This decrease was driven by reduced volumes of glycerin, a chemically refined by-product of biodiesel, due to the plant turnaround and polymer modifier chemicals.

Chemical revenue in the six months ended June 30, 2025, decreased 30% or $11,311 compared to the six months ended June 30, 2024. This decline was due to weather related issues that extended the downtime of the plant turnaround and slower production rates as we restarted the plant. Revenue from custom chemicals for the six months ended June 30, 2025 totaled $22,659, a net decrease of $8,351 from the same period in 2024, resulting from lower sales volumes of $5,972 primarily from products sold in the energy markets, and lower price effect of $1,572 from less amortization of deferred revenue. Performance chemicals revenue was $3,325, a decrease of $2,960 from the six months ended June 30, 2024. This decrease was mostly from lower sales volumes of glycerin, due to reduced production resulting from the plant turnaround, and polymer modifier chemicals.

Gross profit (loss) for the chemical segment was $1,667 and ($4,062) for the three and six months ended June 30, 2025, a decrease of $3,010 and $12,760, respectively, compared to the same periods of 2024. These decreases were primarily from reduced throughput in the first three months of fiscal year 2025 and reduced amortization of deferred revenue as described above for the six-month period. Partially offsetting this decrease in the three-month period was a benefit from the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $553 in the current three-month period, as compared to an increase of $289 in the same period of the prior year. In the six-month period, this adjustment contributed to the decrease in gross profit with an increase of $839 in the current six-month period as compared to an increase of $1,041 in the prior year period.

Biofuel Segment

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$19,054	$53,173	$(34,119)	(64)%	$27,227	$93,395	$(66,168)	(71)%
Volume/product mix effect			(29,263)	(55)%			$(59,119)	(63)%
Price effect			(4,856)	(9)%			$(7,049)	(8)%

Gross (loss) profit	$(10,434)	$3,980	$(14,414)	na	$(19,268)	$4,966	$(24,234)	na

Biofuels revenue in the three months ended June 30, 2025, decreased $34,119 as compared to the same period of 2024. This decrease resulted from the temporary idling of biodiesel production due to continued renewable fuel market uncertainty resulting from the lack of clarity regarding the CFPC and other market conditions.

Biofuels revenue in the six months ended June 30, 2025, decreased $66,168 as compared to the same period of 2024. This decrease resulted from the extended plant turnaround to improve plant reliability and the subsequent temporary idling of production for the reasons stated above and other market conditions.

A significant portion of our biodiesel sold was to three and two major customers in the three and six months ended June 30, 2025, respectively, as compared to three major customers in both the three and six months ended June 30, 2024. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross loss was $10,434 in the three months ended June 30, 2025, a decrease in gross profit of $14,414 from the comparative period in 2024. This decrease primarily resulted from reduced sales volumes, stemming from the temporary idling as stated above.  Also reducing gross profit was the change in the activity of derivative instruments with a realized gain of $77 and an unrealized gain of $540 in the current three-month period as compared to a realized gain of $835 and an unrealized gain of $578 in the same period of the prior year. Further impacting gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $679 in the current three-month period as compared to an increase in gross profit of $1,024 in the same period of the prior year. Benefiting gross profit in the current period was the effect of liquidation of biofuel inventory of $2,394.

Biofuel gross loss was $19,268 in the six months ended June 30, 2025, a decrease in gross profit of $24,234 from the comparative period in 2024. This decrease primarily resulted from reduced sales volumes, stemming from the extended plant turnaround and temporary idling described above.  Partially offsetting these decreases was the change in the activity of derivative instruments with a realized gain of $169 and an unrealized gain of $281 in the current six-month period as compared to a realized loss of $354 and an unrealized loss of $1,696 in the same period of the prior year.  Further impacting gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment increased gross profit $1,018 in the current six-month period as compared to an increase in gross profit of $3,300 in the same period of the prior year.  Lastly, benefiting gross profit was the effect of liquidation of biofuel inventory of $2,394.

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	June 30, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	13	$46	100	$(235)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and six months ended June 30, 2025 and 2024 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $9,845 and $14,435 for the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, $6,309 and $7,301 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2025 and 2024 is set forth in the following table.

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(183)	$15,588
Net cash used in investing activities	(8,585)	(5,312)
Net cash used in financing activities	(5,621)	(114,660)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $183 in the six months ended June 30, 2025, as compared to cash provided by operating activities of $15,588 in the same period of 2024. This increase in cash used was primarily attributable to the change in net (loss) income resulting in a cash outflow of $41,960. Also contributing to the current period increase in cash used was the change in other assets of $3,156, and the change in accrued expenses of $2,924. Partially offsetting these cash outflows was the change in accounts receivable, including accounts receivable - related parties, resulting in a cash inflow of $15,937, the change in accounts payable, including accounts payable - related parties, of $9,186, the change in inventory of $7,221, and the change in deferred revenue of $1,617.

Investing Activities

Cash used in investing activities was $8,585 in the six months ended June 30, 2025, as compared to $5,312 in the six months ended June 30, 2024. This $3,273 increase in cash used was primarily due to an increase in capital expenditure of $4,208 partially offset by the change in the collateralization of derivative instruments of $901.

Financing Activities

Cash used in financing activities was $5,621 and $114,660 in the six months ended June 30, 2025 and 2024, respectively, primarily for payments of dividends on our common stock inclusive of a special dividend of $109,408 paid in the prior six-month period.

Credit Facility

We have a credit agreement, as amended and restated on February 21, 2025, with a syndicated group of commercial banks for $75,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on February 21, 2030. See Note 7 to our consolidated financial statements for additional information regarding our credit agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2025 and 2024. The regular cash dividend amounted to $2,628 and $2,626 in 2025 and 2024, respectively. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2024, and December 31, 2023, respectively. In addition, on April 9, 2024, we paid a special dividend of $2.50 per share on our common stock which amounted to $109,408.  The declaration of this special dividend was made in the first quarter of 2024.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2025, and December 31, 2024 as derivative instruments recorded in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that may meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2025, or December 31, 2024 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2025 or 2024. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2025 and December 31, 2024, the fair value of our derivative instruments was a net asset of $46 and a net liability of $235, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2025. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical adverse 10% change in the average price of the commodity listed below would result in the following change in gross profit.

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	2,784	GAL	10%	$822	3.5%
Electricity	51	MWH	10%	270	1.2%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2025. Volume requirements may differ materially from these quantities in future periods as our business evolves.

We had no borrowings at June 30, 2025, or December 31, 2024, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at June 30, 2025, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to risk factors; however, due to the uncertainty of the current economic environment, we encourage reference to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended June 30, 2025.

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

Date: August 11, 2025

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 11, 2025