Form 10-Q
period 2025-09-30
FutureFuel Corp.
filed 2025-11-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
Commission file number: 0-52577

(Exact Name of Registrant as Specified in Its Charter)

Delaware		20-3340900
(State or Other Jurisdiction of		(IRS Employer Identification No.)
Incorporation or Organization)

2800 Gap Road, Batesville, Arkansas		72501
(Address of Principal Executive Offices)		(Zip Code)

(870) 698-5608
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FF	NYSE

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2025: 43,803,243

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands)

	(Unaudited)
	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$85,560	$109,541
Accounts receivable, inclusive of the blenders' tax credit of $0 and $6,683, respectively, and net of allowances for expected credit losses of $29 and $29, respectively	7,874	21,896
Inventory, net	6,133	20,643
Income tax receivable	43	53
Prepaid expenses	952	3,978
Prepaid expenses – related parties	12	-
Other current assets	12,236	8,675
Total current assets	112,810	164,786
Property, plant and equipment, net	85,776	78,538
Other assets	4,906	4,367
Total noncurrent assets	90,682	82,905
Total Assets	$203,492	$247,691
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due customers of $28 and $890, respectively	$7,596	$10,483
Accounts payable – related parties	80	139
Deferred revenue – current	995	904
Dividends payable	2,815	10,699
Accrued expenses and other current liabilities	13,835	11,082
Total current liabilities	25,321	33,307
Deferred revenue – noncurrent	6,020	6,324
Noncurrent deferred income taxes	767	773
Other noncurrent liabilities	2,261	1,466
Total noncurrent liabilities	9,048	8,563
Total liabilities	34,369	41,870
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,803,243 shares issued and outstanding as of September 30, 2025 and December 31, 2024	4	4
Additional paid in capital	206,124	205,434
Retained earnings (accumulated deficit)	(37,005)	383
Total stockholders’ equity	169,123	205,821
Total Liabilities and Stockholders’ Equity	$203,492	$247,691

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net (Loss) Income

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$22,689	$51,140	$75,900	$181,830
Cost of goods sold	28,941	50,152	104,262	165,644
Cost of goods sold – related parties	8	36	11	63
Distribution	534	532	1,665	1,939
Distribution – related parties	37	37	123	137
Gross (loss) profit	(6,831)	383	(30,161)	14,047
Selling, general, and administrative expenses
Compensation expense	1,125	1,140	4,256	3,188
Other expense	755	994	2,406	2,833
Related party expense	169	156	499	462
Research and development expenses	855	981	3,179	2,803
Total operating expenses	2,904	3,271	10,340	9,286
(Loss) income from operations	(9,735)	(2,888)	(40,501)	4,761
Interest income	1,012	1,830	3,317	6,151
Interest expense	(126)	(35)	(188)	(104)
Other (expense) income	(505)	(105)	-	2,533
Other income, net	381	1,690	3,129	8,580
(Loss) income before taxes	(9,354)	(1,198)	(37,372)	13,341
Income tax (benefit) provision	(27)	(3)	14	635
Net (loss) income	$(9,327)	$(1,195)	$(37,386)	$12,706

(Loss) earnings per common share
Basic	$(0.21)	$(0.03)	$(0.85)	$0.29
Diluted	$(0.21)	$(0.03)	$(0.85)	$0.29
Weighted average shares outstanding
Basic	43,803,243	43,763,243	43,803,243	43,763,243
Diluted	43,803,243	43,763,243	43,803,243	43,763,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2025
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(17,643)	(17,643)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(17,261)	$188,404
Stock based compensation	-	-	237	(1)	236
Net loss	-	-	-	(10,416)	(10,416)
Balance - June 30, 2025	43,803,243	$4	$205,898	$(27,678)	$178,224
Stock based compensation	-	$-	226	-	226
Net loss	-	-	-	(9,327)	(9,327)
Balance - September 30, 2025	43,803,243	$4	$206,124	$(37,005)	$169,123

	For the Nine Months Ended September 30, 2024

			Additional		Total
	Common Stock		paid in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance - December 31, 2023	43,763,243	$4	$282,489	$27,387	$309,880
Cash dividends declared, $2.50 per common share	-	-	(77,691)	(31,717)	(109,408)
Stock based compensation	-	-	22	-	22
Net income	-	-	-	4,330	4,330
Balance - March 31, 2024	43,763,243	$4	$204,820	$-	$204,824
Net income	-	-	-	9,571	9,571
Balance - June 30, 2024	43,763,243	$4	$204,820	$9,571	$214,395
Stock based compensation	-	$-	91	$-	91
Net loss	-	-	-	(1,195)	(1,195)
Balance - September 30, 2024	43,763,243	$4	$204,911	$8,376	$213,291

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net (loss) income	$(37,386)	$12,706
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	7,143	6,923
Amortization of deferred financing costs	64	77
Provision for deferred income taxes	(6)	618
Change in fair value of derivative instruments	(404)	1,439
Stock based compensation	688	113
(Gain) loss on disposal of property and equipment	(34)	24
Noncash interest expense	27	26
Changes in operating assets and liabilities:
Accounts receivable	14,022	12,439
Accounts receivable – related parties	-	1
Inventory	14,510	8,662
Income tax receivable	10	1,940
Prepaid expenses	3,026	3,382
Prepaid expenses – related parties	(12)	-
Other assets	(3,748)	310
Accounts payable	(2,448)	(11,043)
Accounts payable – related parties	(59)	82
Income tax payable	-	359
Accrued expenses and other current liabilities	2,753	6,062
Deferred revenue	(213)	(2,705)
Other noncurrent liabilities	768	-
Net cash (used in) provided by operating activities	(1,299)	41,415
Cash flows from investing activities
Collateralization of derivative instruments	360	423
Proceeds from the sale of property and equipment	34	6
Capital expenditures	(14,820)	(10,605)
Net cash used in investing activities	(14,426)	(10,176)
Cash flows from financing activities
Payment of dividends	(7,884)	(117,285)
Deferred financing costs	(372)	-
Net cash used in financing activities	(8,256)	(117,285)
Net change in cash and cash equivalents	(23,981)	(86,046)
Cash and cash equivalents at beginning of period	109,541	219,444
Cash and cash equivalents at end of period	$85,560	$133,398

Cash paid for income taxes	$10	$-
Cash paid for interest expense	$98	$1
Change in noncash capital expenditures	$(439)	$452

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

Recently Adopted Accounting Standards

Accounting standards update (“ASU”) No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures: The FASB issued this ASU in December 2023 which aims to address requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. The amendments in this ASU apply to all entities that are subject to income taxes. The ASU is effective for years beginning after  December 15, 2024, but early adoption is permitted.  This ASU should be applied on a prospective basis, although retrospective application is permitted. The Company has adopted the new standard effective for the year ended December 31, 2025; however, the required disclosures are effective for our 2025 annual report. The adoption has an immaterial impact on the Company's financial statements but additional disclosures will be included in the notes to the financial statements for the year ended December 31, 2025.

Accounting Standards Issued Not Yet Adopted as of September 30, 2025

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

ASU No. 2025-06 Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): The FASB issued this ASU, which finalizes Proposed ASU No. 2024-ED400 of the same name, in September 2025. This ASU aims to address the challenges of applying current internal-use software accounting requirements (which were issued when companies followed a prescriptive and sequential development method) to software developed under more current, incremental and iterative development methods. This ASU removes all references to a prescriptive and sequential software method, referred to as “project stages”, and requires a company to start capitalizing software costs when management has authorized or committed to funding the project and when it is probable that the project will be completed and the software will perform as intended. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating this accounting standard and currently does not expect the adoption to have a material impact on its financial statements and disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

2)	GOVERNMENT TAX CREDITS

Due to the lack of specific U.S. GAAP guidance for the following tax credits, the Company elected to follow IAS 20 principles ("Accounting for Government Grants"). Accordingly, the following credits were recognized as a reduction in the cost of goods sold, net of estimated selling expenses.

BIODIESEL BLENDERS' TAX CREDIT

The biodiesel Blenders’ Tax Credit (“BTC”) provided a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The Company recorded this credit as a reduction in the cost of goods sold as applicable sales were made. The BTC expired December 31, 2024.

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The Small Agri-Biodiesel Producer Tax Credit also expired  December 31, 2024. This tax credit was available to producers with production capacity not in excess of 60 million gallons and provided a $0.10 per gallon income tax credit on the first 15 million gallons of agri-biodiesel sold. The Company was eligible for this credit and recognized the credit in the same accounting period as the benefit from the BTC. The benefit of this credit was recognized as a component of income tax provision through December 31, 2024.

On July 4, 2025, the Budget Reconciliation Act of 2025 officially reinstated and extended the Small Producer's Tax Credit through December 31, 2026. This transferable, nonrefundable credit offers eligible producers—those with a capacity of 60 million gallons or less—$0.20 per gallon on the first 15 million gallons of fuel they produce. The benefit of this credit was recognized as a reduction in cost of goods sold following IAS 20.

CLEAN FUEL PRODUCTION TAX CREDIT

The Clean Fuel Production Credit (“CFPC” or §45Z credit), established by the Inflation Reduction Act of 2022 and extended through 2029 by the Budget Reconciliation Act of 2025, is a key incentive for low-emission transportation fuels. The Company’s biodiesel was approved for the Clean Fuel Production Credit in December 2024.

This transferable, nonrefundable income tax credit uses a sliding scale based on the fuel's greenhouse gas (GHG) emissions. The Company qualifies for an increased credit above the base of $0.20 per gallon for non-aviation fuel because it satisfies the prevailing wage and apprenticeship requirements.

For the three and nine months ended September 30, 2025, the Company recognized $2.5 million in CFPC.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

3)	REVENUE RECOGNITION

The majority of revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied.

Certain of the Company's custom chemical contracts within the chemical segment contain a material right as defined by ASC Topic 606 “Revenue from Contracts with Customers”, (“ASC 606”), from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with ASC 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

The Company has a short-term, twelve-month lease agreement for its warehouse space. Lease revenue recognized under this agreement totaled $170 and $170 for the three months ended September 30, 2025, and 2024, respectively, and $510 and $499 for the nine months ended September 30, 2025 and 2024, respectively.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  September 30, 2025 and  December 31, 2024 consist of unbilled revenue from one customer and unbilled capital reimbursement from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 and $0 for the three months and $125 and $0 for the nine months ended September 30, 2025 and 2024, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $61 and $936 for the three months and $171 and $2,539 for the nine months ended September 30, 2025 and 2024, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2025	December 31, 2024	December 31, 2023
Trade receivables, included in accounts receivable*	$7,643	$14,991	$15,897
Contract assets, included in accounts receivable	231	222	1,128
Contract liabilities, included in deferred revenue - short-term	788	697	3,656
Contract liabilities, included in deferred revenue - long-term	3,156	3,293	9,318

*Exclusive of the BTC of $0, $6,683, and $11,381, respectively, and net of allowances for expected credit losses of $29, $29, and $55, respectively, as of the dates noted.

Transaction price allocated to the remaining performance obligations:

At September 30, 2025, approximately $3,944 of revenue is expected to be recognized from the remaining performance obligations. The Company expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to five years. Approximately 20% of this revenue is expected to be recognized over the next 12 months, and 80% is expected to be recognized over the subsequent 51 months. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

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

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contract revenue from customers with > one-year arrangements	$4,759	$8,966	$9,857	$26,941
Contract revenue from customers with < one-year arrangements	17,875	42,119	65,877	154,723
Revenue from non-contractual arrangements	55	55	166	166
Total revenue	$22,689	$51,140	$75,900	$181,830

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Bill-and-hold revenue	$10,650	$10,211	$25,085	$32,875
Non-bill-and-hold revenue	12,039	40,929	50,815	148,955
Total revenue	$22,689	$51,140	$75,900	$181,830

As of September 30, 2025 and  December 31, 2024, $5,902 and $7,301, respectively, of bill-and-hold revenue had not shipped.

4)	INVENTORY

The carrying values of inventory were as follows as of:

	September 30, 2025	December 31, 2024
At average cost (approximates current cost)
Finished goods	$1,880	$10,809
Work in process	601	872
Raw materials	6,133	15,335
	8,614	27,016
LIFO reserve	(2,481)	(6,373)
Total inventory	$6,133	$20,643

The Company recognized a liquidation of $5,083 during the nine months ended September 30, 2025 primarily as a result of lower biodiesel related inventories.  The Company recognized a liquidation of $435 during the year ended December 31, 2024.

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

In order to manage commodity price risk caused by market fluctuations in feedstock and biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC Topic 815-20-25, “Derivatives and Hedging”, (“ASC 815”). Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2025 or 2024. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net gain of $171 (including settlements of $48) and a net gain  of $621 (including settlements of $217) for the three and nine months ended September 30, 2025, respectively, and a net gain of $1,947 (including settlements of $1,691) and a net loss of $102 (including settlement gains of $1,337) for the three and nine months ended September 30, 2024, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	324	$169	100	$(235)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $517 and $877 at September 30, 2025 and  December 31, 2024, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2025	December 31, 2024
Refundable deposit	$9,000	$6,500
Employment tax credit	1,856	1,856
Accrued employee liabilities	2,016	1,743
Accrued property, franchise, motor fuel and other taxes	856	881
Other	107	102
Total	$13,835	$11,082

7)	BORROWINGS

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement with Regions Bank as administrative agent, collateral agent, and syndication agent (as amended, the "Credit Agreement"). The Company entered into an amendment to the Credit Agreement on July 25, 2025, effective as of June 30, 2025, which modified the Consolidated Interest Coverage Ratio to exclude non-cash interest. The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $75,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030.

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

There were no borrowings under the Credit Agreement at September 30, 2025 or December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) provision	$(27)	$(3)	$14	$635
Effective tax rate	0.3%	0.3%	(0.0)%	4.8%

The Company’s income tax (benefit) provision for the three and nine months ended September 30, 2025, is comprised of a decrease in its net deferred tax liability plus immaterial state taxes and miscellaneous items. The benefit for the three months ended September 30, 2024 consists of immaterial state taxes and miscellaneous items. The provision for the nine months ended September 30, 2024 includes immaterial state taxes and, primarily, the initial establishment of the net deferred tax liability reflecting the Company’s determination that its future reversing net deferred tax liabilities would not support full realization of its existing deferred tax assets.

The Budget Reconciliation Act of 2025 includes a broad range of U.S. income tax provisions. However, based upon the current expectations of how relevant provisions will be applied, it had an immaterial impact on the Company's income tax (benefit) provision for the three and nine months ended September 30, 2025. The Company continues to evaluate the income tax effects but does not currently expect a material effect to its consolidated financial statements.

9)	EARNINGS PER SHARE

We compute earnings per share using the two-class method in accordance with ASC Topic No. 260, “Earnings per Share”, (“ASC 260”). The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. The Company has outstanding Restricted Stock Units (“RSUs”) granted on September 3, 2024, for 750,000 shares which provide the holder with a non-forfeitable right to receive dividends on the full amount, even prior to vesting. The RSUs, and related dividends, vest in five equal installments on each anniversary of the award date. These RSUs are considered participating securities and require the use of the two-class method for computing basic and diluted earnings per share (“EPS”), pursuant to ASC 260.

These contingently issuable shares associated with outstanding service-based restricted stock units were not included in the earnings per share calculations for the three-month and nine-month periods ended September 30, 2025 or 2024 as the shares which had vested were not issued.  The vested shares are held in name only per the award grant and held until the earlier of termination of employment under certain circumstances or full vesting at the end of the award period.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net (loss) income	$(9,327)	$(1,195)	$(37,386)	$12,706
Loss allocated to participating securities (RSUs)	-	-	-	-
Net (loss) income attributable to common stockholders	$(9,327)	$(1,195)	$(37,386)	$12,706
Denominator:
Weighted average shares outstanding – basic	43,803,243	43,763,243	43,803,243	43,763,243
Effect of dilutive securities:
Stock options and other awards	-	-	-	-
Weighted average shares outstanding – diluted	43,803,243	43,763,243	43,803,243	43,763,243

Basic (loss) earnings per share	$(0.21)	$(0.03)	$(0.85)	$0.29
Diluted (loss) earnings per share	$(0.21)	$(0.03)	$(0.85)	$0.29

The calculation of diluted EPS in the three and nine months ended September 30, 2025 excludes the effect of incremental shares from the unvested RSUs (750,000 shares granted on September 3, 2024) and options to purchase the Company’s stock, as their inclusion would be anti-dilutive due to the reported net loss. For the three and nine months ended September 30, 2025, 50,000 and 46,667 options to purchase FutureFuel’s common stock were excluded, respectively. In the three and nine months ended September 30, 2024, 44,000 and 44,000 options to purchase FutureFuel's common stock, respectively, were excluded.

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

As of September 30, 2025, FutureFuel held 0.4 million RINs with a fair market value of $361. Comparatively, at September 30, 2024, FutureFuel held 5.0 million RINs with a fair market value of $2,556 and at December 31, 2024, 3.1 million RINs were held with a fair market value of $1,831. The fair value of RINs is considered a Level 1 input and has no cost.

Summary of business by segment

	Three months ended September 30, 2025			Nine months ended September 30, 2025
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$15,578	$7,111	$22,689	$41,562	$34,338	$75,900

Less:
Cost of goods sold	19,699	9,250	28,949	49,212	55,061	104,273
Distribution	291	280	571	825	963	1,788
Segment gross loss	$(4,412)	$(2,419)	$(6,831)	$(8,475)	$(21,686)	$(30,161)

Reconciliation of Segment gross loss to Net loss before income taxes:
Selling, general, and administrative expenses			$2,049			$7,161
Research and development expenses			855			3,179
Other income, net			(381)			(3,129)
Net loss before income taxes			$(9,354)			$(37,372)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three months ended September 30, 2024			Nine months ended September 30, 2024
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$17,928	$33,212	$51,140	$55,223	$126,607	$181,830

Less:
Cost of goods sold	14,357	35,831	50,188	42,549	123,158	165,707
Distribution	164	405	569	569	1,507	2,076
Segment gross profit (loss)	$3,407	$(3,024)	$383	$12,105	$1,942	$14,047

Reconciliation of Segment gross profit (loss) to Net (loss) income before income taxes:
Selling, general, and administrative expenses			$2,290			$6,483
Research and development expenses			981			2,803
Other income, net			(1,690)			(8,580)
Net (loss) income before income taxes			$(1,198)			$13,341

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

The Company evaluated subsequent events that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements and determined no such events were required to be disclosed herein.

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

The designation “NA” (Not Applicable) in the tables below appears when a percentage change is calculated between a negative and a positive number (or positive and negative), rendering the result meaningless.

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

Within the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”), we generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of September 30, 2025, we held 0.4 million D4 RINs with a fair market value of $361. Comparatively, as of September 30, 2024, we held 5.0 million RINs with a fair market value of $2,556.

On June 13, 2025, the EPA proposed a rule to establish RFS volume requirements and percentage standards for 2026 and 2027. Key changes in the proposal include a potential increase in RINs in biomass-based diesel from 5.36 billion in 2025 to 7.12 billion in 2026 and 2027 and a reduction in the RINs generated for imported or foreign-feedstock-based renewable fuel and the removal of renewable electricity from the program. Starting in 2026, imported renewable fuel or fuel produced domestically using foreign feedstocks would generate 50% fewer RINs compared to purely domestic renewable fuel.  In addition, the proposed rule would reduce the RIN equivalency factor for renewable diesel from 1.7 to 1.6.  The final rule could materially affect the Company's operations and financial results. The EPA's final rule is still pending.

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

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
Revenue	$22,689	$51,140	$(28,451)	(56)%
Loss from operations	$(9,735)	$(2,888)	$(6,847)	(237)%
Net loss	$(9,327)	$(1,195)	$(8,132)	(681)%
Loss per common share:
Basic	$(0.21)	$(0.03)	$(0.18)	(600)%
Diluted	$(0.21)	$(0.03)	$(0.18)	(600)%
Adjusted EBITDA	$(6,835)	$(973)	$(5,862)	(602)%

	Nine Months Ended September 30,
			Dollar	%
	2025	2024	Change	Change
Revenue	$75,900	$181,830	$(105,930)	(58)%
(Loss) income from operations	$(40,501)	$4,761	$(45,262)	NA
Net (loss) income	$(37,386)	$12,706	$(50,092)	NA
(Loss) earnings per common share:
Basic	$(0.85)	$0.29	$(1.14)	NA
Diluted	$(0.85)	$0.29	$(1.14)	NA
Adjusted EBITDA	$(32,715)	$13,042	$(45,757)	NA

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

The following table reconciles net (loss) income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(9,327)	$(1,195)	$(37,386)	$12,706
Depreciation	2,404	2,163	7,143	6,923
Non-cash stock-based compensation	226	91	688	113
Interest income, net	(824)	(1,830)	(3,129)	(6,151)
Non-cash interest expense and amortization of deferred financing costs	29	34	91	103
Loss (gain) on disposal of property and equipment	-	24	(34)	24
Unrealized (gain) loss on derivative instruments	(123)	(257)	(404)	1,439
Other expense (income)	807	-	302	(2,750)
Income tax (benefit) provision	(27)	(3)	14	635
Adjusted EBITDA	$(6,835)	$(973)	$(32,715)	$13,042

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,299)	$41,415
Deferred income taxes, net	6	(618)
Interest income, net	(3,129)	(6,151)
Income tax provision	14	635
Change in operating assets and liabilities, net	(28,609)	(19,489)
Other expense (income)	302	(2,750)
Adjusted EBITDA	$(32,715)	$13,042

Results of Operations

Consolidated

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$22,689	$51,140	$(28,451)	(56)%	$75,900	$181,830	$(105,930)	(58)%
Volume/product mix effect			(31,004)	(61)%			$(100,058)	(55)%
Price effect			2,553	5%			$(5,872)	(3)%

Gross (loss) profit	(6,831)	383	(7,214)	NA	$(30,161)	$14,047	$(44,208)	NA
Operating expenses	(2,904)	(3,271)	367	11%	(10,340)	(9,286)	(1,054)	(11)%
Other income, net	381	1,690	(1,309)	(77)%	3,129	8,580	(5,451)	(64)%
Income tax (benefit) provision	(27)	(3)	(24)	(800)%	14	635	(621)	(98)%
Net (loss) income	$(9,327)	$(1,195)	$(8,132)	(680.5)%	$(37,386)	$12,706	$(50,092)	NA

Consolidated revenue in the three and nine months ended September 30, 2025, decreased $28,451 and $105,930, compared to the three and nine months ended September 30, 2024, respectively. This decrease was primarily attributed to continued uncertainty surrounding the CFPC, which negatively and materially impacted the biofuel segment.  In the three months ended September 30, 2025, due to continued weak market conditions, we idled our biodiesel production line and implemented a reduction in force. We retained employees with expertise to facilitate the restart of biodiesel production upon the return of more favorable market conditions.

Gross profit in the three months ended September 30, 2025, decreased $7,214 as compared to the same period of 2024, due primarily to reduced throughput from the market conditions noted above. We proactively took cost reduction measures with the idling of the biodiesel plant inclusive of the reduction in force as previously noted. Partially offsetting the decrease in gross profit in the current three-month period was the change in the adjustment in the carrying value of our inventory as determined utilizing the last-in, first-out, (“LIFO”) method of inventory accounting. This adjustment decreased gross profit $358 in the current three-month period as compared to a decrease of $1,456 in the same period of the prior year.

Gross profit in the nine months ended September 30, 2025, decreased $44,208 as compared to the same period of 2024, primarily from the reduced throughput given the issues noted above along with increased spend on parts and contract labor for the turnaround and for other plant support assets.  Also reducing gross profit in the current nine-month period was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting.  This adjustment decreased gross profit $1,190 in the current nine-month period as compared to an increase of $2,441 in the prior nine-month period. These negative impacts were partially offset by a LIFO inventory liquidation effect of $5,083 in the current period as compared to $444 in the prior year period.  In both nine-month periods, this liquidation was primarily attributed to biofuel inventory.

Operating expenses

Operating expenses decreased $367 in the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The net decrease was from reduced legal and board fees partially offset by increased compensation expense. Operating expenses increased $1,054 in the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was from separation compensation (unrelated to any reduction in force) expense in the current period, equity compensation for grants issued in September 2024, increased board fees, and higher research and development expenses.

Other income, net

Other income decreased a net $1,309 in the three months ended September 30, 2025, as compared to the same period of 2024 from the reduction of interest income. In the current three-month period interest income was $1,012 as compared to $1,830 in the prior period.

Other income decreased a net $5,451 in the nine months ended September 30, 2025, as compared to the same period of 2024 primarily from the receipt of a legal settlement in the prior period of $2,750 and interest income being $2,834 lower.

Income tax provision

The Company’s income tax (benefit) provision for the three and nine months ended September 30, 2025, is comprised of a decrease in its net deferred tax liability plus immaterial state taxes and miscellaneous items. The provision for the three months ended September 30, 2024, consists of immaterial state taxes and miscellaneous items. The provision for the nine months ended September 30, 2024 includes immaterial state taxes and, primarily, the initial establishment of the net deferred tax liability reflecting the Company’s determination that its future reversing net deferred tax liabilities would not support full realization of its existing deferred tax assets.

The Company evaluates its deferred tax assets quarterly and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. Since March 31, 2024, the Company’s deferred tax assets have been reduced to zero and an additional net liability has been recognized.

Chemical Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$15,578	$17,928	$(2,350)	(13)%	$41,562	$55,223	$(13,661)	(25)%
Volume/product mix effect			(2,913)	(16)%			$(12,849)	(24)%
Price effect			563	3%			$(812)	(1)%

Gross (loss) profit	$(4,412)	$3,407	$(7,819)	NA	$(8,475)	$12,105	$(20,580)	NA

Chemical revenue in the three months ended September 30, 2025, decreased 13% or $2,350 compared to the three months ended September 30, 2024. Revenue from custom chemicals for the three months ended September 30, 2025 totaled $14,457, a net decrease of $866 from the same period in 2024, resulting from lower sales volumes of products sold in the polymer coatings markets of $1,603 and other custom products of $1,060. Partially offsetting the decrease was a rise in sales volumes of products sold in the energy market of $1,071. Performance chemicals revenue was $1,121, a decrease of $1,484 from the three months ended September 30, 2024 from lower volumes. This decrease was driven by reduced volumes of glycerin, a chemically refined by-product of biodiesel, due to the temporary plant shutdown.

Chemical revenue in the nine months ended September 30, 2025, decreased 25% or $13,661 compared to the nine months ended September 30, 2024. This decline was due to weather related issues that extended the downtime of the plant turnaround, slower production rates as we restarted the plant, and lower sales volumes of products sold into the energy markets. Revenue from custom chemicals for the nine months ended September 30, 2025 totaled $37,116, a net decrease of $9,217 from the same period in 2024, resulting from lower sales volumes of $9,735 primarily from products sold in the energy markets, and lower price effect of $2,368 from less amortization of deferred revenue. Performance chemicals revenue was $4,446, a decrease of $4,444 from the nine months ended September 30, 2024. This decrease was mostly due to lower sales volumes of glycerin, from reduced production resulting from the plant turnaround and temporary biodiesel plant shutdown.

Gross loss for the chemical segment was $4,412 and $8,475 for the three and nine months ended September 30, 2025. The gross loss was worsened by $7,819 and $20,580, respectively, compared to the same periods of 2024, primarily driven by higher share of infrastructure fixed costs due to the idled biodiesel plant of $8,344 in the current periods as compared to $2,229 in the comparative prior year periods.  The nine-month loss was further impacted by, (i) reduced throughput during the first quarter of fiscal year 2025, (ii) lower amortization of deferred revenue, and (iii) decreased sales volumes of products sold into energy markets. Partially offsetting this decrease in the three-month period was a benefit from the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $358 in the current three-month period, as compared to a decrease of $418 in the same period of the prior year. In the nine-month period, this adjustment contributed to the decrease in gross profit with an increase of $481 in the current nine-month period as compared to an increase of $623 in the prior year period.

Biofuel Segment

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
	2025	2024	Amount	%	2025	2024	Amount	%

Revenues	$7,111	$33,212	$(26,101)	(79)%	$34,338	$126,607	$(92,269)	(73)%
Volume/product mix effect			(28,091)	(85)%			$(87,209)	(69)%
Price effect			1,990	6%			$(5,060)	(4)%

Gross (loss) profit	$(2,419)	$(3,024)	$605	20.0%	$(21,686)	$1,942	$(23,628)	NA

Biofuels revenue in the three months ended September 30, 2025, decreased $26,101 as compared to the same period of 2024. This decrease resulted from the temporary idling of biodiesel production due to continued renewable fuel market uncertainty resulting from the lack of clarity regarding the CFPC and other market conditions.

Biofuels revenue in the nine months ended September 30, 2025, decreased $92,269 as compared to the same period of 2024. This decrease resulted from the extended plant turnaround to improve plant reliability and the subsequent temporary idling of production for the reasons stated above and other market conditions.

A significant portion of our biodiesel sold was to three and two major customers in the three and nine months ended September 30, 2025, respectively, as compared to two and three major customers in the three and nine months ended September 30, 2024. No assurances can be given that we will continue to sell to such major refiners, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross loss was $2,419 in the three months ended September 30, 2025, a decrease in gross loss of $605 from the comparative period in 2024.   Reducing gross profit in the current three-month period was the change in the activity of derivative instruments with a realized gain of $48 and an unrealized gain of $123 in the current three-month period as compared to a realized gain of $1,691 and an unrealized gain of $256 in the same period of the prior year. In addition, gross profit in the current three-month period was not impacted by the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $1,038 in the same period of the prior year.

Biofuel gross loss was $21,686 in the nine months ended September 30, 2025, a decrease in gross profit of $23,628 from the comparative period in 2024. This decrease primarily resulted from reduced sales volumes, stemming from the extended plant turnaround and temporary idling described above.  Partially offsetting these decreases was the net change in the activity of derivative instruments with a realized gain of $217 and an unrealized gain of $404 in the current nine-month period as compared to a realized gain of $1,337 and an unrealized loss of $1,439 in the same period of the prior year.  Further impacting gross profit was the change in the adjustment in the carrying value of our inventory as determined utilizing the LIFO method of inventory accounting. This adjustment decreased gross profit $1,671 in the current nine-month period as compared to an increase in gross profit of $1,818 in the same period of the prior year.  Lastly, benefiting gross profit was the effect of liquidation of biofuel inventory of $5,083 in the current nine-month period as compared to $444 in the prior year period.

For our derivative activity, we recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. The realized and unrealized derivative gains and losses are recorded as cost of goods sold. Our derivative instruments do not qualify for hedge accounting under the specific guidelines of ASC Topic 815, Derivatives and Hedging (“ASC 815”). None of the derivative instruments are designated and accounted for as hedges.

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	September 30, 2025		December 31, 2024
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	324	$169	100	$(235)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and nine months ended September 30, 2025 and 2024 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,650 and $25,085 for the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, $5,902 and $7,301 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2025 and 2024 is set forth in the following table.

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(1,299)	$41,415
Net cash used in investing activities	(14,426)	(10,176)
Net cash used in financing activities	(8,256)	(117,285)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $1,299 in the nine months ended September 30, 2025, as compared to cash provided by operating activities of $41,415 in the same period of 2024. This increase in cash used was primarily attributable to the change in net (loss) income resulting in a cash outflow of $50,092. Also contributing to the current period's increase in cash used was the change in other assets of $4,058, and the change in accrued expenses of $3,309. Partially offsetting these cash outflows was the change in accounts payable, including accounts payable - related parties, resulting in a cash inflow of $8,454, the change in inventory of $5,848, the change in deferred revenue of $2,492, and the change in accounts receivable, including accounts receivable - related parties, of $1,582.

Investing Activities

Cash used in investing activities was $14,426 in the nine months ended September 30, 2025, as compared to $10,176 in the nine months ended September 30, 2024. This $4,250 increase in cash used was primarily due to an increase in capital expenditure of $4,215.

Financing Activities

Cash used in financing activities was $8,256 and $117,285 in the nine months ended September 30, 2025 and 2024, respectively, primarily for payments of dividends on our common stock inclusive of a special dividend of $109,408 paid in the prior nine-month period.

Credit Facility

We have a credit agreement, as amended and restated on February 21, 2025, with a syndicated group of commercial banks for $75,000. The credit agreement was further amended on July 25, 2025, effective as of June 30, 2025, when the Company entered into an amendment to the credit agreement that provided for non-cash interest expense to be excluded from the Consolidated Interest Coverage Ratio. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on February 21, 2030. See Note 7 to our consolidated financial statements for additional information regarding our credit agreement.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2025, and December 31, 2024 as derivative instruments recorded in accordance with ASC 815. Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2025, or December 31, 2024 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2025 or 2024. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2025 and December 31, 2024, the fair value of our derivative instruments was a net asset of $169 and a net liability of $235, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2025. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical adverse 10% change in the average price of the commodity listed below would result in the following change in gross profit.

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(in thousands) (a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	9,611	GAL	10%	$2,839	9.4%
Electricity	77	MWH	10%	413	1.4%
Natural Gas	692	MCF	10%	290	1.0%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2025. Volume requirements may differ materially from these quantities in future periods as our business evolves.

We had no borrowings at September 30, 2025, or December 31, 2024, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at September 30, 2025, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended September 30, 2025.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
10.1	First Amendment to Second Amended and Restated Credit Agreement
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 10, 2025

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 10, 2025