Form 10-K
period 2025-12-31
FutureFuel Corp.
filed 2026-03-16
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $134,424,435.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 16, 2026: 43,863,507

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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” beginning at page 16 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning at page 32 and in our other filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

PART I

Item 1.	Business

OVERVIEW

FutureFuel Corp. (“FutureFuel,” the “Company,” “we,” “us,” or “our,” and includes our wholly-owned subsidiaries) is a Delaware corporation operating primarily through our subsidiary, FutureFuel Chemical Company.  We manufacture a diverse portfolio of inorganic chemicals, bio-based specialty chemicals, and biofuels in our integrated facility in Batesville, Arkansas.

FutureFuel is publicly traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “FF”.  Our headquarters are located at our facility in Batesville, Arkansas.

Unless noted otherwise, all financial figures in this report are presented in thousand United States dollars, excluding per-share data.

Financial Highlights & Dividends

We maintained a consistent commitment to returning value to our shareholders.

●	2025: Distributed quarterly cash dividends totaling $0.24 per share.
●	2026: Declared an initial quarterly dividend of $0.06 per share for the first quarter of 2026.

Segment Operations

Our operations are organized into two primary segments: Chemicals and Biofuels.

Chemicals Segment

Our Chemicals segment is a premier provider of custom manufacturing solutions, serving a diverse portfolio of third-party customers. By combining high-barrier technical expertise with a sophisticated integrated infrastructure, we deliver mission-critical chemistry at scale.

●

Strategic Roadmap: Integration and Market Expansion: We are aggressively expanding our market footprint through a dual-track strategy of diversification and vertical integration.  Most notably, by backward integrating into the production of key intermediate raw materials, we have secured our internal supply chain while creating the opportunity for a new revenue stream through external sales.  Our growth is anchored by an unwavering commitment to an ingrained culture of safety. We simultaneously invest in process automation and lean methodologies to enhance manufacturing reliability and throughput.

●

Competitive Edge: The Chemicals segment leverages a "moat" built on technical complexity and cost leadership. As a premier integrated manufacturing site, we offer a unique value proposition that balances sophistication with fiscal discipline.  Our facility is equipped to handle intricate chemical syntheses, providing customers with superior quality and technical precision. Through rigorous operational excellence and proactive cost management, we provide a high-quality, low-cost manufacturing environment that remains resilient in a fluctuating global marketplace. Our scale allows partners to achieve significant production efficiencies, reducing their time-to-market and overall supply chain risk.

Biofuels Segment

This segment leverages chemical manufacturing know-how with cost effective infrastructure to produce biodiesel (fatty acid mono-alkyl esters) sustainable fuel solutions.

●

Capacity & Production: Our facility has a demonstrated capacity of approximately 59 million gallons per year (“MMgy”).  In 2025, the plant had limited throughput of biodiesel due to the absence of regulatory guidance regarding certain government support for the sustainable fuel industry.  In 2025, we produced 9 million gallons, following a 2024 output of 45 million gallons.

●	Operational Synergy: Our plant design supports a wide variety of feedstocks ensuring high yields. By sharing infrastructure with our chemical operations, we benefit from significant cost synergies that allow us to thrive in a competitive landscape.

NARRATIVE DESCRIPTION OF OUR BUSINESS

Principal Executive Offices and Facility Location

FutureFuel maintains its principal executive offices in Batesville, Arkansas. Our 2,200-acre site serves as the hub for our operations, with approximately 500 acres dedicated to:

●	State-of-the-art manufacturing facilities and laboratories.
●	Advanced infrastructure, including on-site liquid hazardous and non-hazardous waste treatment.
●	Ample land reserves to support future business expansion.
●

Our plant is an International Organization for Standardization (“ISO”) 9001 accredited production facility for both chemicals and biofuels, meeting international standards for quality management systems. The ISO 9000 family of standards represents an international consensus on good quality management practices. It consists of standards and guidelines relating to quality management systems and related supporting standards. ISO 9001 provides a set of standardized requirements for a quality management system, regardless of what the user organization does, its size, or whether it is in the private or public sector. It is the only international standard against which organizations can be certified, although certification is not a compulsory requirement of the standard.

●

Safety First. We maintain a "safety-first" operational philosophy that protects our human capital and brand equity. We are dedicated to maintaining a healthy and injury-free workplace. To benchmark our performance and advance our efforts, we actively participate in leading safety programs, including the American Chemistry Council’s Responsible Care program and the Society of Chemical Manufacturers and Affiliates' Chem Stewards initiative, alongside programs from numerous other safety-focused organizations.

Operations and Revenue Mix

For the year ended December 31, 2025, our revenue was distributed across three primary categories:

●	Custom Manufacturing (54%): Producing unique specialty chemicals for strategic customers, typically under long-term contracts (e.g., biocides, specialty polymers, and dyes).
●	Biofuels (38%): Producing and selling biodiesel and petrodiesel blends.
●	Performance Chemicals (8%): Multi-customer specialty chemicals, such as polymer modifiers for stain resistance and various solvents.

Please see below for additional information regarding these segments and offerings.

Chemicals Segment (62% of Total 2025 Revenue)

Our Chemicals segment is comprised of two distinct business models: Custom Manufacturing (manufacturing specialty chemicals for specific customers) and Performance Chemicals (multi-customer specialty chemicals).  We operate as a strategic, full-service partner, leveraging our technical expertise and integrated infrastructure to serve a diverse client base.  For both chemical models, we are pursuing development and commercialization of building block chemicals and intermediate chemicals essential to the manufacture of pharmaceuticals.  The manufacture of pharmaceuticals requires compounds produced under ISO certified quality systems as well as compounds produced in accordance with Good Manufacturing Practices (“GMP”). The manufacture of both non-GMP and GMP products provides the Company with more growth opportunities to serve customers active in the pharmaceutical intermediate, food ingredient, and other fine chemicals segment. While pursuing this strategy, we continue our efforts to establish a name identity for both chemical business models.

Custom Manufacturing (54% of Total 2025 Revenue)

Custom manufacturing is a service-based business focused on producing unique, proprietary molecules for strategic customers, typically under long-term or multi-year contracts.

●	Intellectual Property & Confidentiality: Most products are manufactured under strict confidentiality agreements to protect our customers’ proprietary formulations and intellectual property.
●	Production Versatility: Depending on customer needs and volume requirements, we utilize continuous production, dedicated batch, or general-purpose batch models.
●	Value Proposition: Our customers prioritize our proven track record in dependability, regulatory compliance, technical agility, and environmental stewardship.
●	Collaborative Innovation: Our commercial, engineering, and technology teams work in lockstep with customers to drive continuous process improvements and scale new business opportunities.

We offer a diversified portfolio serving the following markets:

●	Agrochemicals and Oilfield Chemicals
●	Industrial Intermediates and Fabric Care
●	Coatings and Specialty Polymers

Performance Chemicals (8% of Total 2025 Revenue)

Performance chemicals include specialty products available to the open market and sold to multiple customers based on technical specifications for specific end-use applications. This portfolio includes:

●	Polymer Modifiers: Enhancing nylon and polyester for stain resistance and durability.
●	Specialty Solvents & Surfactants: Used in industrial and consumer cleaning.
●	Glycerin Products: High-purity byproducts refined for diverse specialty applications.

Future Strategy

We have established a robust reputation as a safe, reliable, and technology-driven producer within the global chemical and biofuels markets. To drive shareholder value and maximize earnings, our strategy focuses on leveraging our integrated infrastructure and technical core competencies to capture high-margin growth opportunities.

Key Strategic Pillars

●

Operational Excellence and Cost Leadership: We utilize large-scale batch and continuous production processes, paired with a relentless focus on process improvement. This enables us to remain cost-competitive—and for certain product lines, cost-advantaged—relative to global competitors.

●

Integrated Infrastructure Advantage: Our 2,200-acre site features fully integrated utilities and advanced waste treatment facilities. This “complete package” approach provides a significant barrier to entry for competitors and a seamless experience for our custom manufacturing partners.

●

Expansion into Regulated Markets: By integrating GMP capabilities alongside our existing ISO 9001 and Biodiesel Quality (“BQ”)-9000 certifications, we are positioned to expand into higher-value segments, including pharmaceutical intermediates and food-grade ingredients.

●

Bio-Based Expertise: We possess a specialized core competency in the chemical processing of bio-based feedstocks. As global demand for sustainable products increases, our expertise in specialty chemical synthesis and renewable process development positions us as a preferred manufacturer in green chemistry markets.

Growth and Margin Improvement

We intend to continue to improve operating margins through a disciplined approach to business development:

●	Customer Diversification: Actively expanding our footprint across new market segments to reduce historical reliance on legacy contracts.
●	Strategic Product Mix: Carefully managing our pipeline with respect to capital efficiency, time-to-market, and the optimal matching of market opportunities to our existing asset base.
●	Customer Relationship Development: Transitioning from a transactional supplier to a full-service strategic partner to secure long-term, high-volume manufacturing agreements.

Customers and Markets

Our chemical products serve a diverse array of end-use markets, including detergents, agrochemicals, automotive, oil and gas, coatings, nutrition, and polymer additives. While this broad reach provides stability, certain product lines are subject to cyclicality driven by fluctuations in global macroeconomic demand.

Custom Manufacturing Dynamics

In our custom manufacturing segment, our customers are typically the primary brand owners. Consequently, they maintain control over the key drivers of production demand, including:

●	Market Development: The speed and success of their end-product penetration.

●	Intellectual Property: The timing of patent expirations and subsequent generic competition.

●	Sourcing Strategy: Shifts in their internal or external manufacturing requirements.

Because these factors are outside of our direct control, we may face challenges in maintaining or increasing sales levels for specific custom products if a customer’s strategy or market position shifts.

Three chemical customers each represented greater than 10% of total sales revenue in 2025 for a total of 48%. No chemical customer represented greater than 10% of total sales revenue in 2024.

Competition

The specialty chemicals industry has historically been characterized by high barriers to entry, driven by the concentration of proprietary technology and complex manufacturing capabilities among a limited number of established suppliers. However, the competitive landscape has evolved as technology and capital investment have shifted globally

Global Competitive Dynamics: We face intensifying competition from international multinational chemical manufacturers, particularly those based in India and China. Our competition is generally categorized into two groups:

●

Large Multinational Corporations: Competitors that maintain internal specialty chemical divisions. While these entities possess significant resources, they are often challenged by slower responsiveness and less personalized customer service.

●

Small Independent Producers: Boutique firms that may offer agility but frequently lack the necessary technical infrastructure, scale, and financial depth to compete for large-scale strategic contracts.

Our Competitive Advantages: We compete primarily on the basis of price, quality, technical innovation, and reliability. We believe FutureFuel is uniquely positioned for growth by bridging the gap between large-scale capacity and mid-market agility. Key differentiators include:

●	Scale and Infrastructure: Our expansive manufacturing footprint and integrated on-site utilities and wastewater treatment allow for cost-efficient, large-scale production.
●	Technical Sophistication: Our ability to handle complex chemical syntheses and maintain rigorous ISO and GMP standards sets us apart from smaller producers.
●	Operational Reliability: A proven reputation for responsiveness and consistent delivery, which is a critical factor for brand owners in the custom manufacturing space.
●	Financial Strength: A solid balance sheet that provides the stability required to invest in long-term customer partnerships and facility upgrades.

Supply and Distribution

Our specialty chemicals are generally high-unit-value products sold either in bulk or as low-volume packaged goods. Due to their high value relative to weight, distribution expenses typically represent a relatively minor component of our total cost structure.

●	Global Distribution: Most of our chemical products are sold Free on Board (“FOB”) from our Batesville facility. This allows for streamlined global distribution to our international customer base.
●

Raw Material Sourcing: The raw materials required for our chemical syntheses are high-value components sourced from a diverse, global supplier network. This ensures we maintain the specific technical standards required for our custom and performance portfolios.

●

Biofuels Co-products: Unlike our chemical lines, biofuels co-products (such as glycerin and distillation residue) are recovered directly from our on-site processing. These materials are primarily distributed to more localized industrial and agricultural markets.

Cyclicality and Seasonality

While our Chemicals segment benefits from a diversified portfolio, several product lines are subject to cyclicality driven by fluctuations in global energy and agricultural markets.

●

Market Drivers: Demand for chemicals utilized in energy exploration and transportation is closely tied to global oil prices. Similarly, products sold into the agrochemical space are influenced by the pricing of agricultural commodities.

●	Economic Dynamics: Profitability within these cycles is determined by broader supply and demand dynamics, while the duration of these cycles is often dictated by shifting global economic conditions.
●

Stability: Despite the inherent sensitivity to these industry-specific cycles, a significant portion of our chemical portfolio—particularly those under long-term custom manufacturing agreements—continues to provide a consistent and stable earnings base.

Backlog

The nature of our Chemicals segment revenue, which is primarily derived from long-term custom manufacturing agreements, relies on a collaborative planning model rather than a traditional order-book system.

●

Demand Forecasting: Our strategic customers typically provide us with rolling monthly or quarterly demand forecasts. These projections allow us to synchronize our supply chain and optimize the efficiency of our production processes.

●	Order Structure: Because these forecasts represent anticipated needs rather than firm, non-cancelable sales orders, they are not categorized as backlog.
●	Reporting Policy: Consequently, we do not monitor or report backlog as a metric for assessing future performance, as our revenue realization is more accurately reflected through long-term contract stability and execution against customer forecasts.

Biofuels Segment (38% of Total 2025 Revenue)

Established in 2005, our biofuels segment focuses on biodiesel, a renewable energy product made from fatty acid mono-alkyl esters which are typically produced from vegetable oil, fat, or grease feedstocks.

Production Capabilities

●	Infrastructure: Our Batesville plant features a continuous production line with a demonstrated capacity of 59 MMgy.
●	Feedstock Flexibility: We can process a wide array of feedstocks, including soy oil, poultry fat, used cooking oil, beef tallow, and choice white grease.
●	Quality Standards: All fuel meets the American Society for Testing & Materials (“ASTM”) D6751 standard. We are a BQ-9000 accredited producer and ISO 9001 certified.

Regulatory Environment

The biofuel industry is heavily influenced by federal mandates:

●

Renewable Fuel Standard (“RFS2”): Managed by United States Environmental Protection Agency (the “USEPA”), this program requires specific volumes of renewable fuels to be blended into the United States (“U.S.”) fuel pool.  The discussion of how the USEPA monitors the requirements is discussed below.

●

Tax Credits: We transitioned from the Blenders’ Tax Credit (“BTC”) which expired December 31, 2024 to the Clean Fuel Production Credit (“CFPC”) effective January 1, 2025. This new technology-neutral credit subsidizes fuels based on their greenhouse gas (“GHG”) emission levels as proposed by the United States Treasury Department (the “U.S. Treasury”).

The table below outlines the finalized and proposed volume requirements established by the USEPA, indicating increased volumes under RFS2 and growth for biomass-based diesel and other renewable fuels.

	Renewable Fuel Volumes (billion Renewable Identification Number (“RINs”))
	2025	2026**	2027**
Cellulosic biofuel	1.38	1.30	1.36
Biomass-based diesel*	3.35	7.12	7.50
Advanced biofuel	7.33	9.02	9.46
Renewable fuel	22.33	24.02	24.46

Note on Measurement:
*Biomass-based diesel volumes are expressed in physical gallons. All other categories are represented in ethanol-equivalent units.
Source & Status:
Data for 2025 is based on the finalized USEPA RFS2 standards.
**Figures for 2026 and 2027 reflect the proposed rule announced by the USEPA on June 13, 2025.

Renewable Identification Numbers (“RINs”)

RFS2 utilizes RINs as a regulatory tracking mechanism to ensure that U.S. refiners, blenders, and importers meet mandatory renewable fuel blending requirements.

The RIN Lifecycle

●

Generation: When a producer like FutureFuel manufactures or imports biodiesel, we report the activity to the USEPA’s Moderated Transaction System. The USEPA then assigns a RIN to the product. Currently, biodiesel is assigned 1.5 RINs per physical gallon.

●	Transfer: RINs remain attached to the biofuel as it moves through the supply chain. When ownership of the fuel passes to refiners or blenders, the associated RINs are transferred as well.
●

Separation: RINs are typically “separated” from the fuel at the point of blending with petrodiesel. Once separated, the RIN acts as a standalone credit that the blender can use to demonstrate compliance with USEPA mandates or sell on the open market.

Our Strategy for RIN Management

As a biodiesel producer, we generate RINs as an integral part of our production process. Our approach to selling these credits is flexible and market-driven:

●	Attached Sales: We frequently sell biodiesel with the associated RINs still attached to the fuel.
●

Separated Sales: In instances where we blend the biodiesel with petrodiesel (at ratios of B80 or less, such as B5 or B20), we have the option to separate the RINs from the fuel. We can then sell the fuel and the RINs as distinct products.

●	Decision Factors: The choice to separate or attach RINs depends on specific customer requests and prevailing market prices for separated credits.

Market Risk

While RINs are currently traded through market makers, we cannot guarantee the long-term sustainability of a separate RIN market or the future valuation of these credits upon sale.

Byproducts of Biodiesel Production

The manufacturing of biodiesel generates valuable secondary products, primarily glycerin and distillation residue, the sale of which contribute to our overall revenue stream.

Glycerin

Glycerin is a natural byproduct of the transesterification process used in biodiesel production, generated at a rate of approximately 10% by mass of the total biodiesel produced. We manage this byproduct in two ways:

●

Crude Glycerin: This unrefined product is sold for industrial and agricultural applications that do not require high purity, such as construction materials and animal feed. Its market price is generally sensitive to supply and demand of energy and agricultural commodities like corn and soy.

●

Refined Glycerin: To capture higher margins, we process a significant portion of our crude glycerin into a high-purity form of glycerin. This refined glycerin serves premium markets, including specialty chemical production and agricultural formulations.

Our strategy is to maximize the production of refined glycerin whenever refining capacity and market pricing provide a favorable return.

Biodiesel Residue

The final stage of the biodiesel production process leaves behind a distillation residue. While this is a lower-value commodity, we aggregate and market it to various industrial customers. Its primary applications include use as:

●	an additive for Bunker C #6 fuel oil; and
●	a specialized asphalt release agent used in road construction.

2025 Biodiesel Market & Production Trends

Data from the U.S. Energy Information Administration (“EIA”) highlights a shifting landscape in the biofuels sector. As of late 2024, domestic biodiesel production capacity saw a slight contraction, decreasing to 1,995 MMgy from 2,083 MMgy the previous year. Conversely, capacity for renewable diesel and other biofuels experienced robust growth, surging to 4,580 MMgy from 3,897 MMgy. Despite the rapid expansion of renewable diesel, the conventional biodiesel industry continues to demonstrate significant operational resilience.

Current Industry Challenges and 2025 Performance

The industry faced a complex start to 2025, largely due to regulatory ambiguity. The lack of timely guidance from the U.S. Treasury regarding the CFPC, combined with delays in finalized Renewable Fuel Obligations (“RVO”) for 2026, created a cautious market environment.

According to USEPA reporting, these factors contributed to a sharp year-over-year decline in production volumes during the first month of 2025:

Fuel Type	Jan 2024 Production	Jan 2025 Production
Biodiesel	160.6 Million Gallons	68.7 Million Gallons
Renewable Diesel	200.9 Million Gallons	175.9 Million Gallons
Sustainable Aviation Fuel (SAF)	9.7 Million Gallons	16.4 Million Gallons

Source: USEPA RIN Generation Summary

While biodiesel and renewable diesel volumes softened in early 2025, Sustainable Aviation Fuel (“SAF”) emerged as a growth leader, nearly doubling its output in the same period while it enjoyed a higher CFPC during 2025 which was reduced effective January 1, 2026 to the same level of credit as biodiesel and renewable diesel.

Customers and Markets

Market Reach and Applications

Biodiesel and its various blends serve nearly all traditional petroleum diesel end markets. In the United States, consumption is primarily driven by the on-road transportation sector. However, our products are also utilized in significant off-road applications, including:

●	Agriculture: Powering farming equipment.
●	Heating: Residential and commercial heating oil.
●	Energy: Stationary power generation.

Logistics and Distribution

We maintain a robust distribution network to reach customers across the United States. Our logistics capabilities include:

●	Direct Transport: Shipping via truck and rail directly from our facilities.
●	Barge Access: Utilizing a terminal in Little Rock, Arkansas, for waterborne shipments.
●	Strategic Storage: Leveraging liquid bulk storage facilities to ensure a consistent supply for the domestic transportation market.

Customer Concentration and Sales Strategy

Our biofuel sales are characterized by a varying but occasionally concentrated customer base.

The following table details the revenue concentration for our top two customers within the Biofuels segment and their impact on total Company revenue.

Fiscal Year	Biofuel Segment Revenue (Top 2 Customers)	Total Company Revenue (Top 2 Customers)
2025*	32%	12%
2024*	37%	25%
2023	44%	35%
2022	34%	27%

*During 2024 and 2025, our customer base was more diversified, with significant revenue distributed across five distinct entities rather than concentrated in the top two.

Contractual Framework and Risk Mitigation

We do not typically enter into long-term supply contracts for our biofuels. Instead, sales are conducted through monthly or short-term purchase orders at prevailing market prices. We believe the potential loss of any single customer would not result in a material adverse effect on the Company because:

●	Commodity Demand: Biofuels have a broad and active global customer base.
●	Market Fungibility: Our products can be readily redirected to alternative buyers.
●	Flexible Terms: Sales are not tied to fixed-term obligations, and customers have no minimum purchase requirements beyond individual short-term orders.
●	Market-Based Pricing: Revenue is consistently aligned with current market rates.

Competition in the Biofuels Sector

Our biofuels segment operates in a highly competitive environment, primarily contending with renewable diesel, other biodiesel producers, and the traditional petroleum industry.

Renewable Diesel and Sustainable Aviation Fuel (SAF)

Renewable diesel has emerged as a significant competitor to conventional biodiesel. While both utilize similar feedstocks (fats, vegetable oils, and waste oils), their production methods and chemical properties differ substantially:

●	Production Process: We utilize transesterification to produce biodiesel. In contrast, renewable diesel is produced through hydro-processing.
●

Fungibility: Unlike biodiesel, which is typically blended with petrodiesel, renewable diesel meets ASTM D975 specifications. This allows it to serve as a 100% direct substitute (“drop-in” fuel) without blending.

●	Market Advantage: Renewable diesel often commands a premium price due to its superior cold-weather performance, seamless integration into existing infrastructure, and higher RIN generation per gallon.
●

Capacity Growth: U.S. renewable diesel capacity reached approximately 4,580 million gallons per year by the end of 2024, surpassing conventional biodiesel production in 2023. Additionally, SAF capacity has grown to 16.4 million gallons per year.

Competitive Landscape

We compete across regional, national, and international markets based on several key factors:

●	Price and Reliability: Maintaining cost-competitiveness and a stable supply chain.
●	Product Quality: Ensuring strict adherence to fuel standards.
●	RIN Integrity: Maintaining high market confidence in the validity of our generated RINs.

While the number of operational biodiesel plants has declined—primarily affecting smaller facilities with limited feedstock access—we continue to face competition from large-scale producers, foreign imports, and emerging cellulosic technologies.

Industry Risks and Barriers

●

Technological Shift: The manufacturing processes for biodiesel and renewable diesel are fundamentally different. It is not economically feasible to retrofit our existing operations for renewable diesel production.

●	Petroleum Industry Dominance: We compete against massive petroleum companies that possess significantly greater financial and operational resources.
●

Regulatory Reliance: The economic viability of the biodiesel industry remains heavily dependent on government incentives and mandates. Without these requirements, the impact on processing economics and market demand remains uncertain.

Supply and Distribution

Feedstock Sourcing and Flexibility

Our production process is engineered for high feedstock flexibility, allowing us to remain agile in a shifting market. We source raw materials from a diverse, multi-channel supplier base that includes:

●	Vegetable Oils: Degummed soybean oil and distilled crude corn oil from national and regional producers.
●	Waste and Recycled Fats: Reclaimed used cooking oil.
●	Animal Rendering: Pork, poultry, and beef fats (tallow and choice white grease).

All feedstocks are currently delivered to our facility via rail or truck. As the biofuels industry expands, competition for economically attractive, low-carbon feedstocks has intensified. Our ability to process a wide variety of these materials is a key factor in mitigating supply risks and managing input costs.

Logistics and Sales Channels

We utilize an integrated distribution network to ensure our products reach customers efficiently across the United States:

●	Direct Plant Sales: We fulfill orders directly from our Batesville facility via railcar and tank truck.
●	Strategic Storage: Finished biodiesel is transported—using both Company-owned trucks and third-party carriers—to leased liquid bulk storage facilities.
●	Multi-Modal Distribution: From these regional hubs, we distribute product via tank truck or barge, allowing us to serve large-scale transportation and fuel-blending markets.

Cyclicality and Seasonality

The biodiesel industry is subject to periodic fluctuations driven by both environmental conditions and regulatory cycles.

Weather-Related Seasonality

Historically, biodiesel demand decreases during the winter months, particularly in the Northern and Midwestern United States. This trend is driven by operational concerns regarding fuel performance in cold temperatures.

●	Cloud Point Variables: The “cloud point”—the temperature at which wax crystals begin to form and the fuel starts to gel—varies by feedstock.
●

Feedstock Impact: Biodiesel produced from animal fats and used cooking oils typically has a higher cloud point than vegetable-based biodiesels (such as those made from soy or corn oil). Consequently, demand for these specific blends often softens during colder periods to ensure vehicle performance.

Regulatory Cyclicality

The Renewable Fuel Standard (RFS2) introduces a secondary seasonal layer to our business.

●

Mandate Fulfillment: Demand is often tethered to annual blending requirements. Once the federally mandated volumes for a calendar year are achieved—or when the market anticipates that the mandate will soon be met—buying activity for biodiesel can decrease significantly in the latter part of the year.

Industry Outlook and Strategic Direction

The biofuels landscape is currently navigating a pivotal transition. With the expiration of the BTC at the end of 2024, the industry has shifted to the CFPC as of January 1, 2025. While this new credit framework is now in effect, the market continues to seek definitive guidance on its long-term interpretation and its ultimate effect on operating margins.

The Competitive Landscape

Small-scale conventional biodiesel producers currently face significant pressure due to a massive influx of investment into large-scale renewable diesel facilities. This growth has created intense competition for the same limited pool of feedstocks. To remain competitive, we believe producers must be proactive.

Key Pillars of Our Adaptability Strategy:

●	Technological Advancement: Implementing improved processes and exploring alternative high-yield feedstocks.
●	Operational Agility: Maintaining scalability and flexibility in production to respond to market shifts.
●	Logistical Efficiency: Optimizing our supply chain and distribution networks, including strategic co-location.
●	Monetization Strategies: Leveraging the sale of separated RINs as a standalone revenue stream.
●	Risk Management: Utilizing innovative hedging and risk-mitigation tools to protect margins.

Strategic Risks:

While our segment is geared toward these proactive responses, our future production levels remain subject to external forces. Our ability to operate could be constrained by:

●	Feedstock Scarcity: Continued competition from the expanding renewable diesel sector.
●	Legislative Changes: In a worst-case scenario, the total elimination of the RFS2 federal mandate by the U.S. Congress could render production non-viable.

Future Strategy

Despite these short-term headwinds and the lack of regulatory clarity at the start of the year, we remain confident in the long-term viability of our products. We believe biodiesel will remain a highly competitive and essential component of the renewable fuel mix, provided that established RFS2 pathways remain eligible for federal and state tax incentives.

Intellectual Property

We consider our intellectual property portfolio to be a valuable corporate asset, which we intend to expand and protect globally through a combination of trade secrets, confidentiality and non-disclosure agreements, patents, trademarks, and copyrights. As a producer of a broad and diverse portfolio of chemicals, our intellectual property relates to a wide variety of products and processes acquired through the development and manufacture of over 300 specialty chemicals. Our primary strategy regarding our intellectual property portfolio is to appropriately protect all innovations and know-how in order to provide our business segments with a technology-based competitive advantage wherever possible. In the Chemicals segment, custom manufacturing projects are primarily conducted within the framework of confidentiality agreements with each customer to ensure that intellectual property rights are defined and protected. Performance chemicals in the Chemicals segment are protected utilizing patents, both United States patents and international patents, or maintained as trade secrets. In the Biofuels segment, innovations and process know-how are vigorously protected as appropriate.

As may be necessary, we seek to license technologies from third parties that complement our strategic business objectives. Neither our business as a whole, nor any particular segment, is materially dependent upon any one particular patent, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, we can make no assurance that we will be able to adequately protect all of our intellectual property assets.

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

Research and development expense incurred by us for the years ended December 31, 2025, 2024 and 2023 were $3,866, $3,993, and $4,398, respectively. Substantially all of such research and development expense are related to the development of new products, services, and processes or the improvement of existing products, services, and processes.

Environmental Stewardship and Compliance

We are committed to operating our facilities in a manner that protects the environment and the health of our employees and the public. A key component of our strategy is the on-site treatment of over 97% of our generated waste, which significantly reduces greenhouse gas emissions otherwise associated with waste transportation.

Environmental Protection Expenditures

Our annual expenditures for environmental protection—including operating costs for pollution control equipment, construction, and development—are reflected in our Cost of Goods Sold:

Year	Total Environmental Expenditures
2025	$7,862
2024	$11,991
2023	$12,854

Note: The decrease in 2025 expenditures primarily reflects reduced waste treatment requirements following the idling of our biodiesel operations due to regulatory uncertainty.

Regulatory Framework

Our chemical and biofuel operations are subject to a complex web of federal and state laws. Compliance requires significant capital for permits, specialized waste handling, and the installation of pollution control technology.

Core Federal Mandates

●

Comprehensive Environmental Response Compensation and Liability Act, 42 USCA 9601, et. seq., as amended (“CERCLA”) (Superfund): Imposes strict, joint, and several liability for the cleanup of hazardous substance releases, regardless of fault.

●	Resource Conservation and Recovery Act (“RCRA”): Governs the “cradle-to-grave” management of hazardous and non-hazardous solid waste.
●	Clean Air Act: Restricts emissions and requires pre-operation permits and ongoing monitoring for chemical manufacturing.
●	Clean Water Act & Oil Pollution Act: Regulate discharges into navigable waters and impose liability for oil spills or pollutant leaks.
●	Toxic Substances Control Act of 1976: Mandates the reporting, testing, and restriction of chemical substances to mitigate health and environmental risks.
●	Endangered Species Act of 1973: May prohibit or delay activities in habitats of protected plant or animal species.

Risk Management and Reserves

Liability Accruals: We accrue environmental costs when a liability is probable and can be reasonably estimated. These estimates are based on remedial requirements, regulatory discussions, and the financial viability of other potentially responsible parties.

Asset Retirement Obligations: We maintain reserves for the closure and post-closure costs of environmental assets (e.g., waste destructors, storage tanks, and boilers). These costs are charged to earnings over the assets’ estimated useful lives, currently projected at up to 27 years.

Remediation: The prior owner of our Batesville warehouse remains responsible for remediating pre-existing environmental conditions. We continue to monitor their compliance with these indemnification obligations.

Climate Change and Sustainability

As a provider of renewable fuels, we actively work to reduce our carbon footprint. We address the rising costs of energy, transportation, and raw materials—driven by climate change—through:

●	Process Innovation: Streamlining manufacturing to reduce resource intensity.
●	Inventory Control: Optimizing supply chains to minimize waste.
●	Price Indexing: Mitigating volatility in climate-impacted markets.

We believe we hold all material permits necessary for our current operations and are not aware of any environmental issues that would result in a material adverse effect on our financial standing.

To ensure operational continuity, the Company maintains robust emergency preparedness plans and on-site response equipment, with personnel specifically trained to manage severe weather events.

While our primary production facility is situated in a region generally insulated from hurricanes and major flooding, we recognize that shifting global weather patterns and the rising frequency of extreme weather could disrupt raw material supply chains, product distribution, and overall plant efficiency. To mitigate these risks, we maintain strategic reserves of critical raw materials and essential spare production equipment on-site.

Human Capital and Strategic Management

Our competitive advantage is rooted in a highly stable, technically elite workforce and a leadership team with deep global expertise. The following sections outline the strength of our management and the specialized nature of our operations.

Executive and Management Expertise

The Batesville executive team brings a combined 100+ years of multi-disciplinary experience, spanning technical innovation, large-scale operations, and strategic business management. This leadership is bolstered by significant international experience, including high-level assignments across Europe and Asia.

Supporting this team is an operational and commercial management group of educated professionals, each averaging more than 30 years of industry experience.

Workforce Composition and Technical Caliber

We employ approximately 493 full- and part-time non-union personnel. Our staff includes a high concentration of specialized talent, ensuring we remain at the forefront of chemical manufacturing:

●	Advanced Science: Our team includes chemists holding PhDs and specialized research degrees.
●	Licensed Engineering: We maintain a staff of licensed professional engineers across electrical, mechanical, and chemical disciplines.
●	Highly Skilled Operators: Our operations personnel undergo extensive, continuous technical training to manage complex chemical processes safely and efficiently.

Operational Self-Sufficiency and Automation

Because of the unique regional landscape and the absence of local process industry infrastructure, we have cultivated a substantially self-sufficient workforce. Our team possesses the full range of operational and maintenance skills required to manage our facility mostly independently of external specialized contractors.

To further enhance precision and safety, critical portions of our site manufacturing and infrastructure are automated and computer-controlled, allowing for real-time monitoring and rapid response to operational variables.

The Company remains focused on maintaining its highly automated manufacturing environment through computer-controlled infrastructure. To maintain the security of our proprietary synthesis formulas and intellectual property, the Company is developing a Responsible Artificial Intelligence (“AI”) & large language models (“LLM”) Governance Policy. This framework utilizes a 'Responsible AI by Design' philosophy to govern the current individual use of third-party tools while establishing the safety protocols and human-in-the-loop verification standards necessary to evaluate any future application of emerging technologies within our manufacturing or financial systems.

Retention and Stability

Our commitment to our employees is reflected in our strong retention rates. Despite broader labor market volatility, our voluntary attrition has averaged just 11.7% over the past five years. This stability ensures that critical institutional knowledge remains within the Company, fostering a reliable and safe production environment.

ACCESS TO COMPANY INFORMATION

We maintain a high standard of transparency by providing the public and our shareholders with timely access to our regulatory filings and corporate governance documents.

SEC Filings and Reports

The Company files annual, quarterly, and current reports, along with proxy statements and other required information, with the SEC. These electronic filings are available to the public through the SEC’s official website at www.sec.gov.

Online Investor Resources

Our corporate website is located at www.futurefuelcorporation.com. Through the “Investors” section of our site (https://futurefuel-corporation.ir.rdgfilings.com), we provide free access to the following documents as soon as reasonably practicable after they are filed with or furnished to the SEC:

●	Annual Reports on Form 10-K;
●	Quarterly Reports on Form 10-Q;
●	Current Reports on Form 8-K; and
●	Amendments to reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act.

Corporate Governance

We are committed to ethical business practices and strong board oversight. The following documents are available in the “Investors - Corporate Governance” section of our website:

●	Corporate Governance Guidelines of our board of directors;
●	Committee Charters for all standing board committees; and
●	Code of Business Conduct and Ethics applicable to all directors, officers, and employees.

Request for Information

Shareholders may request printed copies of any of the aforementioned materials free of charge by contacting our Investor Relations department in writing:

FutureFuel Corp.

Attn: Investor Relations

2800 Gap Road

Batesville, Arkansas 72501

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

We are subject to various U.S. and global economic conditions, including our sourcing of certain raw materials for our chemicals segment internationally.  Accordingly, adverse changes in these conditions, including supply chain disruptions and price inflation for those raw materials, which can adversely impact our business. The impacts include, but are not limited to:

●	a significant decline in demand for our products due to market disruptions, resulting in a decline in sales and prices;
●	limitations of feedstocks, price volatility, or disruptions to our suppliers’ operations;
●	the interruption of our distribution system, or temporary or long-term disruption in our supply chains, or delays in the delivery of our product;
●	suspension of renewable fuel and/or low carbon fuel policies;
●	limitations on our ability to operate our business as a result of federal, state or local regulations including taxes and tariffs; and
●	decreases in the demand for and price of RINs and California's Low Carbon Fuel Standard (“LCFS”) credits as a result of reduced demand for petroleum-based gasoline and diesel fuel.

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

Historically, the most significant tax incentive program in the biomass-based diesel industry had been the BTC. Under the BTC, the first market participant to blend pure biomass-based diesel with petroleum-based diesel fuel received a one dollar per gallon refundable tax credit. From time to time, the BTC has expired and been retroactively reinstated.  Most recently, the Inflation Reduction Act, adopted in August 2022, extended the BTC through December 31, 2024, but provided for its replacement by the CFPC on January 1, 2025.  The CFPC is structured on a sliding scale so that producers become eligible for larger credits as the GHG emissions of the fuels they produce approach zero.  For producers meeting prevailing wage and registered apprenticeship requirements, the maximum credit is $1.00 per gallon of biodiesel.  However, the maximum credit would require zero GHG emissions which is unrealistic for almost every biodiesel producer, including the Company.  Guidance surrounding this credit was proposed on February 3, 2026, and is awaiting public comment. Given our relative position to other biodiesel producers and the importance of such incentives to our operations, a reduction or elimination of these governmental incentives could have a material adverse effect on us and on the biodiesel industry in general. Specifically, if biodiesel prices decrease as a result of the expiration or significant reduction in these governmental incentives and biodiesel feedstock costs do not decrease proportionately, we could realize a negative gross margin on biodiesel. As a result, we could be forced to cease production of biodiesel, which would have an adverse effect on our financial condition.

Our biofuels operations may be harmed if federal or state governments were to change current laws and regulations.

Alternative fuels businesses benefit from government subsidies and mandates. If any of the state or federal laws and regulations relating to the government subsidies and mandates change, our ability to benefit from our alternative fuels business could be harmed.

With respect to our biofuels platform, the United States Congress could repeal, curtail or otherwise change the RFS2 program in a manner adverse to us. Similarly, the USEPA could curtail or otherwise change its administration of the RFS2 program in a manner adverse to us, including by not increasing or even decreasing the required renewable fuel volumes, by waiving compliance with the required renewable fuel volumes or otherwise. In addition, required volumes of renewable fuel are largely at the discretion of the USEPA (in coordination with the Secretary of Energy and Secretary of Agriculture). We cannot predict what changes, if any, will be instituted or the impact of any changes on our business, although adverse changes could seriously harm our revenues, earnings and financial condition.

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

We have historically derived a significant portion of our revenues from sales of our biofuels in the State of California primarily as a result of California’s LCFS; adverse changes in this law or reductions in the value of LCFS credits would harm our revenues and profits.

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

The biodiesel and specialty chemical industries are highly competitive. There is competition within these industries and also with other industries in supplying the energy, fuel, and chemical needs of industry and individual customers. We compete with other firms in the sale or purchase of various goods or services in many national and international markets. We compete with large national and multi-national companies that have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with several smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and services and changes in customer requirements. As a result of competition, we may lose market share or be unable to maintain or increase prices for our products and/or services or to acquire additional business opportunities, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Although we will employ methods of competition that we deem appropriate for such purposes, no assurances can be made that they will be successful. A key component of our competitive position, particularly given the commodity-based nature of many of our products, will be our ability to manage expenses successfully, which requires continuous management focus on reducing unit costs and improving efficiency. No assurances can be given that we will be able to successfully manage such expenses.

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

The total current U.S. production capacity for biodiesel was in excess of the RFS2 mandate for 2024 and 2025. Excess production capacity over the annual mandates could result in a decline in biodiesel prices and profitability, negatively impacting our ability to maintain the profitability of our biofuels segment and recover capital expenditures in this business segment.

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

Disruptions could also occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as computer or equipment malfunction at third-party service providers, natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber-incidents, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers. We have recently suffered increasingly frequent, unscheduled and extended service utility downtime as a result of supplier delays and quality issues beyond our control which may be exacerbated by cyber-incidents affecting those third-party providers. Furthermore, many of our manufacturing control systems rely on legacy hardware and software that may no longer be supported by original equipment manufacturers. This creates risks related to the availability of replacement parts, specialized repair expertise, and the inability to apply modern security patches. Because many of these systems operate on single-processor architectures without redundancy, any maintenance or repair requires total system downtime, which may be difficult to schedule without impacting production commitments. No assurances can be provided that any future disruptions due to these, or other, circumstances will not have a material effect on operations. Such disruptions could result in an unplanned event that could be significant in scale and could negatively impact operations, neighbors, and the environment, and could have a negative impact on our results of operations.

We are reliant upon a relatively small number of customers.

Our chemical business is concentrated with three large customers covering multiple products representing 81% of our chemicals segment product sales, or 50% of total revenues. Although this business is contracted in longer-term production agreements, the loss of any of these strategic customers could have a material adverse effect on our chemicals business.

Sales to biodiesel customers totaled approximately 38% of total revenue (or $36,178) in 2025. No biofuel customer in 2025 was greater than 10% of total revenue. Sales in 2024 to our two largest customers represented 25% of total revenues (or $59,867). Sales to our two largest biodiesel customers totaled 35% of total revenues in 2023 (or $127,763). We do not have contracts with these customers, but rather sell based on monthly or short-term, multi-month purchase orders placed with us by the customers at prices based upon then-prevailing market rates.

We do not believe that the loss of these large, concentrated customers would have a material adverse effect on our biofuels segment or on us as a whole in that: (i) unlike our custom manufacturing products, biodiesel is a commodity with a large potential customer base; (ii) we believe that we could readily sell our biodiesel to other customers as potential demand from other customers for biodiesel exceeds our production capacity; (iii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short term purchase orders; and (iv) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

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

Currently, there is a supply disruption in the renewable fuel market as proposed regulations are finalized on the CFPC.  However, under normal conditions there is excess renewable fuel production capacity and low utilization in the industry and if non-operational and underused facilities commence or increase operations, our results of operations may be negatively affected.

The transition from the BTC to the CFPC under Section 45Z redefined the competitive landscape for the 2025 fiscal year. While this shift provides a production-based incentive, it also introduces specific operational risks related to market saturation and feedstock availability. Historically, the renewable fuel industry has been characterized by significant excess production capacity and low utilization rates. In 2024, many biodiesel plants were sidelined or operated at reduced levels due to regulatory uncertainty. In early 2025, with the implementation of the CFPC, many of these non-operational or underused facilities commenced or increased operations. This surge in active capacity poses several risks:

●

Supply/Demand Imbalance: Total nameplate capacity—including existing plants and the large-scale renewable diesel refineries completed in late 2024—now substantially exceeds both historic domestic consumption and the volume mandates required under RFS2.

●	Downward Price Pressure: An oversupply of renewable fuels in the merchant market may depress market prices, leading to a contraction in our biodiesel gross margins.

The reactivation of dormant capacity has intensified the competition for key feedstocks (such as soybean oil, corn oil, and tallow).

●	Increased Input Costs: As more plants vie for a finite supply of raw materials, feedstock prices may rise independently of finished fuel prices.
●	Margin Compression: The combination of higher feedstock costs and lower fuel prices could significantly harm our revenues and overall profitability.

We are subject to industry and economic conditions that have caused several biofuel companies throughout the United States to file for bankruptcy over the last several years.

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

We have entered into a $35 million revolving credit facility with a commercial bank. This credit facility expires in February 2030. Although as of the date of this report we have no outstanding borrowings under the existing facility, if and when we do borrow, the restrictions governing this type of indebtedness (such as limitations on the ratio of our total debt to EBITDA) could reduce our ability to incur additional indebtedness, engage in certain transactions, or capitalize on acquisition or other business opportunities.

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

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. The process of maintaining our internal controls may be expensive, and time consuming, and may require significant attention from management. We previously identified a material weakness in our internal control over financial reporting related to review controls of our cash flow statement. We remediated this material weakness and have concluded as of December 31, 2025, that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  However, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact could harm the value of our stock and our business.

The risk of loss of the Company’s intellectual property, trade secrets or other sensitive business information or disruption of operations could negatively impact the Company’s financial results.

The Company has information and information processing assets, including intellectual property, trade secrets, and other sensitive, business critical information as well as on-premises and cloud-based business applications critical to conducting business. In addition, our chemical manufacturing facilities are highly automated using a mix of legacy and modern computerized Industrial Control Systems (“ICS”).  These legacy systems, while functional for production, often lack modern security features and may be more susceptible to vulnerabilities that cannot be mitigated through standard IT security protocols.  Cyber-incidents affecting the Company, its supply chain, utility providers or customers could compromise confidential, business critical information, cause a sustained disruption in the Company’s operations, harm the Company's reputation, or lead to a loss of control of physical processes that could endanger the environment if the Company, its suppliers or customers do not effectively prevent, detect and recover from these or other security breaches. The Company, like many companies today, is the target of industrial espionage, including cyber-attacks. While the Company continuously monitors for unauthorized activity, these increasingly sophisticated and automated threats may result in unauthorized parties gaining access to certain confidential business information or seeking to gain lateral access to manufacturing control networks. In instances where potential unauthorized access is identified, the Company initiates its incident response plan to investigate, mitigate, and, where appropriate, report to governmental authorities.

Although management does not believe that the Company has experienced any material losses to date related to cyber security incidents, there can be no assurance that such losses will not be suffered in the future. The Company seeks to actively manage the risks within its control that could lead to business disruptions and cyber security incidents through a comprehensive cyber security program and structured management of change processes that are continuously reviewed (through internal and third-party auditing), maintained, and upgraded. As these threats continue to evolve, particularly around cybersecurity, the Company may be required to expend significant resources to enhance its control environment, processes, practices, and other protective measures. Despite these efforts, such events could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Risks Related to Emerging Technologies and Artificial Intelligence

Improper use of generative AI and LLMs could result in a material adverse effect on our operations and financial results. Employees may engage in the horizontal use of generative AI and LLMs. Such use, if not properly governed, carries risks of “Shadow AI'” — the use of unsanctioned tools that may lead to the unauthorized disclosure of proprietary chemical formulas, trade secrets, or personal information. Furthermore, reliance on AI-generated output that contains “hallucinations” or technical inaccuracies could, if not verified by subject matter experts, result in process safety incidents or inaccurate regulatory reporting, which could have a material adverse effect on the Company’s business and operations, results of operations, financial condition and cash flows.

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

We have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (the “FDIC”) and holdings in certain United States Government Select Funds.  As of December 31, 2025, we maintained with such banks cash balances of approximately $5.5 million in excess of the amounts insured by the FDIC.

Risks Associated with Owning Our Shares

We may issue substantial amounts of additional shares without stockholder approval.

Our certificate of incorporation authorizes the issuance of 75,000,000 shares of common stock and 5,000,000 shares of preferred stock. As of the date of this report, 43,863,507 shares of our common stock currently are outstanding. The issuance of any additional shares of our common stock or preferred stock would dilute the percentage ownership of our company held by existing stockholders.

The market price of our common stock is highly volatile and may increase or decrease dramatically at any time.

The market price of our common stock is highly volatile, and our shares are thinly traded. Our stock price may change dramatically as the result of: (i) announcements of new products or innovations by us or our competitors; (ii) uncertainty regarding the viability of any of our product initiatives; (iii) significant customer contracts; (iv) significant litigation; (v) uncertainty with respect to changing laws and regulations that impact our business and our ability to take advantage of tax credits such as the BTC and CFPC; (vi) unscheduled and extended downtime at our facility; or (vii) events that would be expected to affect our business, financial condition, results of operations, and future prospects.

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

Risk Management and Strategy

The Company understands the importance of managing risks from cybersecurity incidents and utilizes a multilayered strategy guided by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework for identifying, protecting, detecting, responding to, and recovering from threats and other potential incidents. Key aspects of our strategy for managing risks of cybersecurity threats include:

●

Timely security patching of endpoints and risk-based patching of ICS as applicable where technically feasible, and the implementation of compensating controls (such as enhanced network isolation) for legacy systems that cannot be patched;

●	Maintaining strategic inventories of critical legacy ICS hardware and identifying alternative repair sources to mitigate risks associated with the limited availability of original equipment manufacturer (“OEM”) parts and support;
●	Network and endpoint-based monitoring with autonomous protection capabilities to detect and block malicious activity in real-time;
●	Utilization of zero-trust principles for remote access and robust network segmentation to isolate manufacturing environments from business networks:
●	Backups which are regularly tested for recovery, including immutable offsite storage and air-gapped copies of critical manufacturing configurations hardened against malicious access;
●	Third-party security services for audit, benchmarking, and improvement of our cyber security program;
●	Ongoing monitoring and evaluation of our cybersecurity posture and performance through regular vulnerability scans, simulated phishing tests, and penetration tests;
●	Coordination of security activities with manufacturing schedules to maximize the use of limited maintenance windows for critical system audits and hardware lifecycle refreshes;
●

Oversight of third-party service providers by conducting vendor due diligence upon onboarding and ongoing monitoring of supply chain risks, including the enforcement of least-privilege remote access for third-party technicians;

●

An incident response plan designed to coordinate the activities to prepare, respond, and recover from cybersecurity incidents, prioritizing the safety of personnel, the protection of the environment, and the restoration of business-critical manufacturing systems;

●	Structured management of change process to ensure material changes to our systems or operations have an updated assessment of their potential impact associated with internal and external threats;
●	Implementation of acceptable use policies and oversight of emerging technology activity-including AI tools-to prevent the unauthorized disclosure of confidential business information;
●	Ongoing, annual employee security awareness training; and
●	Cybersecurity insurance coverage to help mitigate the risk of loss from cybersecurity incidents.

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

Governance

The Company’s Chief Information Technology Officer (“CITO”) is responsible for developing and implementing our cybersecurity program and has over 20 years of cybersecurity experience. The CITO is responsible for reporting audit findings and risk information to the Company’s Chief Financial Officer (“CFO”). The CFO, in consultation with the CITO and legal counsel, is responsible for the final determination of the materiality of any cybersecurity incident.

Our board of directors is responsible for overseeing our enterprise risk management activities. The Audit Committee of the board of directors oversees our cybersecurity risk and receives reports semi-annually (or more frequently as needed) from our CFO and CITO on cybersecurity risk management and the effectiveness of our ICS security controls. Promptly after becoming aware of a material cybersecurity incident, the CITO works with management to formulate a mitigation plan, ensure compliance with regulatory requirements, and oversee the timely disclosure of material incidents.

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

Market Information

The shares of our common stock are traded on the NYSE under the trading symbol “FF”. As of March 16, 2026, there are 43,863,507 shares of our common stock outstanding.

Holders

The shares of our common stock were held by approximately 303 holders of record on March 16, 2026, as recorded on our transfer agents’ register. We believe that the number of beneficial owners of our common stock is substantially greater than the number of holders of record.

Dividends

The payment of cash dividends by us is dependent upon our existing cash and cash equivalents, future earnings, capital requirements, and overall financial condition. We declared and paid regular cash dividends for 2025 and 2024, and we have also declared dividends for the first quarter of 2026. No assurances can be given that we will declare or pay dividends for periods after the first quarter of 2026.

Securities Authorized for Issuance Under Equity Compensation Plan

Our board of directors adopted an omnibus incentive plan, which was approved by our shareholders at our 2017 annual shareholder meeting (the “Incentive Plan”). We do not maintain any other equity compensation plan or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2025, we have issued or awarded 94,000 options to purchase shares of our common stock, 800,393 restricted stock units (“RSUs”), and 101,514 shares of stock, in each case under the Incentive Plan.

Following is additional information regarding the incentive plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding RSUs reflected in column (a))	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	850,393	$6.32	3,456,008

Performance Graph

The graph below compares the cumulative 5-Year total return to holders of the Company's common stock relative to the cumulative total returns of the Russell 2000 index and 24 companies, listed in footnote 1 below. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2020 and its relative performance is tracked through December 31, 2025.

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

Share Repurchase Program

The Company’s common stock is its only class of equity securities registered under Section 12 of the Exchange Act. During the fiscal year ended December 31, 2025, neither the Company nor any affiliated purchasers acquired any shares of our common stock.

Our Board of Directors has established a strategic framework for capital returns through a formal stock repurchase program:

●	Original Authorization: On March 12, 2024, the Board authorized the repurchase of up to $25.0 million of Company common stock, originally set to expire in March 2026.
●	Program Extension: On December 10, 2025, the Company announced a 24-month extension of this $25.0 million authorization. The program is now scheduled to expire on March 31, 2028.

The execution of the repurchase program remains at the discretion of management. The timing and volume of any future transactions will be based on ongoing evaluations of:

●	prevailing market and economic conditions;
●	current share price performance; and
●	alternative capital allocation priorities.

The program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time without prior notice.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the Notes thereto, set forth herein. Further, for additional discussion of our results for 2024, compared to 2023, please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025, which discussion is incorporated herein by reference and which is available through the SEC’s official website at www.sec.gov and through the “Investors” section of the Company’s website (https://futurefuel-corporation.ir.rdgfilings.com).

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

There remains significant uncertainty regarding our future biodiesel production volumes. This outlook is primarily driven by the volatility of feedstock prices relative to finished biodiesel market prices and a systemic lack of permanency in critical government mandates. Our operational strategy is heavily dependent on federal and state incentive structures, which are subject to legislative change or expiration. Key factors contributing to this uncertainty include:

●

The Clean Fuel Production Credit (CFPC): With the CFPC becoming effective on January 1, 2025, the industry is transitioning away from the traditional BTC.  The CFPC is in proposed rule status and expected to be finalized before mid-year 2026.

●	Expiring Credits: The lack of extension for the BTC while the CFPC is finalized creates a non-permanent fiscal environment.
●	Delayed RFS2 renewable volume obligation: Uncertainty negatively impacts the value of each RIN and causes uncertainty in the renewable fuel market.
●	Program Flux: Ongoing shifts in the federal renewable fuels program continue to impact our revenue projections.

Furthermore, government mandates have increasingly strengthened competing sectors, creating headwinds for our biodiesel operations. These include:

●	Renewable Diesel: Incentives favoring renewable diesel over traditional biodiesel given the higher equivalency renewable fuel value of 1.7 as compared to 1.5 for biodiesel and higher GHG benefit.
●	Electric Vehicles (EVs): Policy shifts and subsidies that accelerate the adoption of electric vehicles, potentially reducing long-term demand for liquid combustion fuels.

For a detailed analysis of these variables, please refer to "Risk Factors" and Note 3 of our consolidated financial statements.

While biodiesel is the principal component of the biofuels segment, we also generate revenue from the sale of petrodiesel both in blends with our biodiesel and, from time to time, with no biodiesel added. We have both truck and rail access at our Batesville facility. In addition, we deliver blended product to a small group of customers within our region, and from time to time, sell D4 and D6 RINs. At December 31, 2025, we held 0.4 million RINs with a market value of $379 and at December 31, 2024, we held 3.1 million RINs in inventory with a market value of $1,831.

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

		All Foreign
Period	United States	Countries	Total
Year ended December 31, 2025	$94,790	$952	$95,742
Year ended December 31, 2024	$242,685	$654	$243,339
Year ended December 31, 2023	$367,368	$882	$368,250

The majority of our expenses are cost of goods sold. Cost of goods sold includes raw material costs as well as both fixed and variable conversion costs, such conversion costs being those expenses that are directly or indirectly related to the operation of our plant. Significant conversion costs include labor, benefits, energy, supplies, depreciation, and maintenance and repair. In addition to raw material and conversion costs, cost of goods sold includes environmental reserves and costs related to idle capacity. Finally, cost of goods sold includes hedging gains and losses recognized by us related to our biofuels segment. Cost of goods sold is allocated to the Chemicals and Biofuels segments based on equipment and resource usage for most conversion costs and based on revenue for most other costs.

Operating costs include selling, general and administrative, and research and development expenses.

The discussion of results of operations that follows is based on revenue and expenses in total and for individual product lines and does not differentiate related party transactions.

Fiscal Year Ended December 31, 2025 Compared to Fiscal Year Ended December 31, 2024

Set forth below is a summary of certain financial information for the periods indicated.

(Dollars in thousands other than per share amounts)

	Year	Year
	Ended	Ended
	December 31,	December 31,	Dollar	%
	2025	2024	Change	Change
Revenue	$95,742	$243,339	$(147,597)	(61)%
(Loss) income from operations	$(52,990)	$6,372	$(59,362)	NA
Net (loss) income	$(49,397)	$15,503	$(64,900)	NA
(Loss) earnings per common share:
Basic	$(1.13)	$0.35	$(1.48)	NA
Diluted	$(1.13)	$0.35	$(1.48)	NA
Adjusted EBITDA	$(38,317)	$21,317	$(59,634)	NA

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

The following table reconciles adjusted EBITDA with net income, the most directly comparable GAAP financial measure.

(Dollars in thousands)

	Years ended December 31:
	2025	2024
Net (loss) income	$(49,397)	$15,503
Depreciation	9,657	9,208
Non-cash stock-based compensation	1,008	359
Interest income, net	(3,758)	(7,656)
Non-cash interest expense and amortization of deferred financing costs	118	138
(Gain) loss on disposal of property and equipment	(34)	30
Unrealized (gain) loss on derivative instruments	(221)	1,971
Turnaround costs	3,801	3,723
Other loss (income)	344	(2,751)
Income tax provision	165	792
Adjusted EBITDA	$(38,317)	$21,317

The following table reconciles adjusted EBITDA with cash flows from operations, the most directly comparable GAAP liquidity financial measure:

(Dollars in thousands)

	Years ended December 31:
	2025	2024
Net cash (used in) provided by operating activities	$(28,735)	$24,802
Provision for deferred income taxes	(137)	(773)
Interest income, net	(3,758)	(7,656)
Income tax provision	165	792
Changes in operating assets and liabilities, net	(9,997)	3,180
Turnaround costs	3,801	3,723
Other non-operating (loss) income	344	(2,751)
Adjusted EBITDA	$(38,317)	$21,317

Results of Operations

Consolidated

	2025 Compared to 2024:
			Change
(Dollars in thousands)	2025	2024	$	%

Sales	$95,742	$243,339	$(147,597)	(61% )
Volume/product mix effect			$(137,218)	(56)%
Price effect			$(10,379)	(4)%

Gross (loss) profit	$(39,425)	$19,644	$(59,069)	NA
Operating expense	$13,565	$13,272	$293	2%
Other (income) expense	$(3,758)	$(9,923)	$6,165	62%
Pretax (loss) income	$(49,232)	$16,295	$(65,527)	NA
Income tax provision (benefit)	$165	$792	$(627)	(79% )
Net (loss) income	$(49,397)	$15,503	$(64,900)	NA

2025 Compared to 2024

For the fiscal year ended December 31, 2025, consolidated revenue decreased 61% ($147,597) compared to 2024. This significant contraction was primarily driven by severe regulatory headwinds in the Biofuels segment and operational interruptions within the Chemicals segment.

Biofuels Segment Revenue Impact

The Biofuels segment was the primary driver of the consolidated revenue decline, contributing $127,155 of the total decrease ($122,836 from lower volumes and $4,319 from lower pricing).

●	Regulatory Uncertainty: The downturn is largely attributed to ongoing market ambiguity surrounding the CFPC, which materially impacted production economics.
●

Cost Mitigation: In response to these conditions, we proactively implemented cost-reduction measures, including the idling of the biodiesel plant and a corresponding reduction in force to preserve liquidity.

Chemicals Segment Revenue Impact

The Chemicals segment contributed $20,442 to the consolidated revenue decrease, driven by:

●

Operational Delays: A $14,382 decline in sales volume resulting from weather-related complications that extended the scheduled plant turnaround, combined with slower production ramp-up speeds during the facility restart.

●	Market Demand: Reduced volumes for products serving the energy markets.
●

Contractual Transition: A $5,492 reduction in the amortization of deferred revenue following the 2024 expiration of a long-term contract. While the customer relationship continues, it has transitioned to a short-term contractual framework.

Consolidated gross profit decreased by $59,069 in 2025 compared to the prior year. This margin compression was driven by a confluence of regulatory headwinds, operational interruptions, and the expiration of legacy contractual benefits.

Segment Contributions to Gross Profit Decline

●	Chemicals Segment: Contributed ($35,639) to the decrease.
●	Biofuels Segment: Contributed ($23,430) to the decrease.

Primary Drivers of the Decrease.  The year-over-year reduction in profitability was primarily influenced by:

●

Operational Idling & Market Uncertainty: Significant volume losses in biodiesel and its byproduct, glycerin, followed the strategic decision to idle biodiesel production in June 2025. This proactive measure was taken in response to persistent regulatory ambiguity surrounding the CFPC.

●

Extended Plant Turnaround: Gross profit in the Chemicals segment was further pressured by weather-related complications that extended the duration of the scheduled plant turnaround. This resulted in heightened maintenance expenditures and inefficiencies during the subsequent restart of operations.

●	Contractual Amortization: A $5,492 reduction resulting from the completed amortization of deferred revenue within the Chemicals segment following the 2024 expiration of a major long-term contract.
●

Inventory Accounting (LIFO): Valuation adjustments under the Last-In, First-Out (“LIFO”) method negatively impacted gross profit by $1,706 in 2025, a significant reversal from the $3,028 gain recognized through LIFO in 2024.

Mitigating Factors. The overall decline was partially offset by a favorable swing in the change in derivatives. The unrealized activity of derivative instruments yielded a gain of $221 in 2025, compared to a loss of $1,971 in the prior year.

Operating expenses increased $293 in 2025 compared to 2024. This increase was primarily the result of increased executive compensation expense.

Other income decreased $6,165 in 2025 as compared to 2024. This net decrease was due to (i) the reduction of interest income of $3,745, and (ii) the prior year receipt of a $2,750 settlement in 2024 (see Note 22 of our consolidated financial statements for further details).

Income tax provision

The income tax provision was $165 in 2025 or an effective tax rate of (0.3%) as compared to a provision in 2024 of $792 or an effective tax rate of 4.9%.

The Company's effective tax rate for the years 2025 and 2024 reflects the effect of certain tax credits and incentives.  Most notable to the 2025 effective tax rate was the effect of the CFPC, a new 2025 non-refundable, transferable incentive recorded as a reduction in cost of goods sold following International Accounting Standards (“IAS”) 20 principles. The Budget Reconciliation Act of 2025 also reinstated the Small Agri-biodiesel Producer Tax Credit, a non-refundable, transferable incentive similarly recorded as a reduction in cost of goods sold following IAS 20. The reduction in cost of goods sold is excluded from the Company’s taxable income, impacting the effective tax rate.

The most notable effect of tax credits and incentives to the 2024 effective tax rate was from the BTC, which expired December 31, 2024.  The BTC was also recorded as a reduction in cost of goods sold following IAS 20.  Based on technical guidance from the Internal Revenue Service, the Company excluded the portion of the BTC not used to satisfy excise tax liabilities from its taxable income, impacting the effective tax rate.

The Company’s effective tax rate for 2025 and 2024 includes an expense of $11,558 or 23.5% and $8,169 or 50.1%, respectively, from the recording of a valuation allowance against its deferred tax assets. The Company evaluates its deferred tax assets and records a valuation allowance to reduce these assets to the amount that is more likely than not to be realized. As of December 31, 2025, based on all available and allowable evidence, the Company determined that its deferred tax assets of $53,400 are more likely than not realizable only to the extent of $19,484, resulting in a net deferred tax liability of $910. As of December 31, 2024, based on all available and allowable evidence, the Company determined that its deferred tax assets were more likely than not realizable only to the extent of $18,691, resulting in a net deferred tax liability of $773.

The Company’s unrecognized tax benefit totaled $0 at December 31, 2025 and 2024.

Chemicals Segment

	2025 Compared to 2024:
			Change
(Dollars in thousands)	2025	2024	$	%

Sales	$59,565	$80,007	$(20,442)	(25.6)%
Volume/product mix effect			(14,382)	(18.0)%
Price effect			(6,060)	(7.6)%

Gross (loss) profit	$(13,007)	$22,632	$(35,639)	NA

2025 Compared to 2024

For the fiscal year 2025, chemical sales revenue totaled $59,565, a 26% ($20,442) contraction compared to 2024. This downturn was largely driven by operational headwinds, including weather-related complications that extended the scheduled plant turnaround and subsequent slower production rates during the facility restart. These factors, combined with diminished volumes in the energy sector, impacted both primary chemical product lines.

Custom Chemicals

Revenue from our custom manufacturing product line decreased 26% ($17,798) to $51,675 in 2025. This decline was primarily influenced by:

●	Sector Softness: Reduced demand and lower sales volumes for chemicals utilized in the automotive coatings and energy markets.
●	Contractual Roll-off: A $5,492 reduction resulting from the completed amortization of deferred revenue following the 2024 expiration of a long-term energy market contract.

Performance Chemicals

Performance chemicals revenue fell 25% ($2,644) to $7,890 in 2025. Key factors included:

●	Production Interdependencies: Lower volumes of glycerin products resulting from the decision to idle biodiesel production during the second half of 2025.
●	Market Conditions: A general softening of demand within agricultural chemical markets.
●

Strategic Offset: These decreases were partially mitigated by the successful launch and sale of a new energy-market product following the completion of a major chemical production construction project.

Gross profit for the Chemicals segment decreased by $35,639 in 2025 compared to the prior year. This margin compression was primarily driven by the following factors:

●	Volume Contraction: Lower overall sales volumes across both custom and performance product lines, exacerbated by the extended plant turnaround and subsequent production restart.
●	Contractual Amortization: A $5,492 non-cash decrease resulting from the completed amortization of deferred revenue following the expiration of a significant long-term contract in 2024.
●	Operational Reinvestment: Increased spending on plant reliability initiatives and heightened maintenance costs incurred during the fiscal year to ensure long-term facility integrity.

Biofuels Segment

	2025 Compared to 2024:
			Change
(Dollars in thousands)	2025	2024	$	%

Sales	$36,177	$163,332	$(127,155)	(77.9)%
Volume/product mix effect			(122,836)	(75.2)%
Price effect			(4,319)	(2.6)%

Gross (loss) profit	$(26,418)	$(2,988)	$(23,430)	(784.1% )

2025 Compared to 2024

Biofuels sales revenue decreased 78% in 2025 compared to 2024. This contraction was primarily driven by a 75% reduction in sales volume and a 3% decline in the average selling price of fuel, inclusive of D4 RIN values.

The decline in performance is attributable to an extended plant turnaround initiated to enhance long-term reliability, followed by the subsequent strategic decision to idle production due to regulatory uncertainty surrounding the CFPC and other adverse market conditions.

Customer Concentration and Market Dynamics. Historically, a portion of our biodiesel output was sold to two major United States refiners. In 2025, however, we had no major customers with revenue greater than 10%.

●

Market Fungibility: We do not believe the loss of any single major customer, including these refiners, results in a material adverse effect. Unlike our custom chemical products, biodiesel is a commodity with a broad, active customer base.

●	Demand vs. Capacity: We believe our product can be readily redirected to alternative buyers, as potential market demand consistently exceeds our current production capacity.
●	Contractual Flexibility: Our sales are typically executed through short-term purchase orders at prevailing market rates rather than long-term, fixed-volume obligations.

Biofuels Gross Profit Analysis. Gross profit for the Biofuels segment decreased by $23,430 in 2025 compared to 2024. The primary drivers of this variance include:

●	Production Idling: The significant drop in sales volume followed the idling of the biodiesel facility in the second quarter of 2025.
●

Inventory Valuation (LIFO): Adjustments to the carrying value of inventory under the LIFO method negatively impacted gross profit by $1,739 in 2025, a sharp reversal from the $2,370 gain recognized in 2024.

●

Derivative Activity Offset: These losses were partially mitigated by a favorable year-over-year swing in hedging results, with the segment realizing an unrealized gain on derivative instruments of $221 in 2025 compared to a $1,971 loss in 2024.

Critical Accounting Policies and Estimates

Useful Lives of Property, Plant, and Equipment

The determination of an asset's useful life is a fundamental estimate that impacts our financial results. We primarily establish these estimates based on historical experience with similar assets. However, the actual useful life may vary significantly from these projections due to several factors:

●	Build Quality: Variations in manufacturing standards and materials.
●	Utilization: The intensity and specific manner in which an asset is operated.
●	Economic Conditions: Shifts in the business climate or technological advancements that may render an asset obsolete.

Depreciation Methodology

To ensure our financial statements accurately reflect the consumption of economic benefits, we adhere to the following standards:

●	Continuous Monitoring: We regularly review and adjust estimated useful lives to align with current operational data.
●	Straight-Line Method: Depreciation is calculated using the straight-line method, allocating the cost of the asset evenly over its projected functional lifespan.

Changes in estimates are accounted for prospectively, meaning any adjustments to useful lives will impact depreciation expense in the current and future periods.

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for 2025 and 2024 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders with agreement that production was reasonable. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Sales revenue under bill-and-hold arrangements were $36,690, $43,959, and $43,766 for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025 and 2024, $5,147 and $7,301, respectively, was included in revenue for products that had not shipped. The latter amounts do not include Contract Assets of $40 and $29 that have not been billed nor shipped at December 31, 2025 and 2024, respectively.

Taxes collected from customers remitted to governmental authorities are recorded as a reduction of the transaction price. Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenue with an offsetting expense included in cost of goods sold.

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

The Company recognizes income tax positions only when they meet the more likely than not threshold. The Company's policy is to record interest and penalties related to unrecognized benefits as a component of the income tax provision in the Consolidated Statement of Income and Comprehensive Income.

Liquidity and Capital Resources

Our net cash provided by (used in) operating activities, investing activities, and financing activities for the years ended December 31, 2025, 2024 and 2023 are set forth in the following table.

(Dollars in thousands)

	2025	2024	2023
Net cash (used in) provided by operating activities	$(28,735)	$24,802	$21,299
Net cash (used in) provided by investing activities	$(18,601)	$(14,794)	$33,022
Net cash used in financing activities	$(10,889)	$(119,911)	$(10,517)

Operating Activities

Cash used in operating activities was $28,735 in 2025 compared to cash provided by operating activities of $24,802 in 2024, a net decrease in cash of $53,537 primarily attributed to a decrease of $64,900 in net income from 2025 to 2024.  Also contributing to the decrease in cash was the change in (i) accrued expenses and other current liabilities of $14,830, (ii) inventory of $5,351, and (iii) other assets of $4,214. Partially offsetting the decrease in cash from operations was the change in (i) deferred revenue of $18,156, (ii) accounts payable, including accounts payable - related parties, of $11,383, (iii) accounts receivable, including accounts receivable - related parties, of $5,980, and (iv) other non-current liabilities of $4,593.

Cash provided by operating activities increased in 2024 to $24,802 from $21,299 in 2023, a net increase of $3,503. This increase was attributed to the change in (i) inventory of $9,815, (ii) accounts receivable, including accounts receivable – related parties, of $8,714, (iii) accrued expenses and other current liabilities of $7,043, (iv) change in fair value of derivative instruments of $3,849, (v) change in fair value of equity securities of $3,117, and (vi) accounts payable, including accounts payable - related parties, of $2,249. Partially offsetting the increase in cash from operations was the decrease of $21,879 in net income in 2025 compared to 2024 and the change in deferred revenue of $6,787 and other non-current liabilities of $3,317.

Investing Activities

Cash used in investing activities was $18,601 in 2025 compared to $14,794 in 2024 for a net decrease in cash of $3,807. This decrease in cash was primarily attributable to increased capital expenditures of $2,579 and the change in the collateralization of derivative instruments of $1,256.

Cash used in investing activities was $14,794 in 2024 compared to cash provided by investing activities of $33,022 in 2023 for a net decrease in cash of $47,816. This decrease was primarily attributable to the sale of marketable securities in 2023 of $37,701. In addition, increased capital expenditures decreased cash from investing activities by $8,646.

Financing Activities

Cash used in financing activities was $10,889 in 2025, primarily from the payment of dividends of $10,513.

Cash used in financing activities was $119,911 in 2024, primarily from the payment of a special cash dividend of $109,408 in addition to regular cash dividends.

Capital Expenditure Commitments

We had $4,302 of new chemical production equipment and infrastructure capital repair projects that generated commitments as of December 31, 2025.  We plan to continue to invest in capital infrastructure to increase the reliability of plant operations.

Historically, we finance capital requirements for our business with cash flows from operations and have not had the need to incur bank indebtedness to finance any of our operations during the periods discussed herein.

Credit Facility

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement, as further amended effective as of June 30, 2025 and December 22, 2025 (the “Credit Agreement”), originally entered into on April 16, 2015 with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent (as amended, the “Prior Credit Agreement”). The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $35,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030.

We will be permitted to use net proceeds of any borrowings under the Credit Facility for working capital and other general corporate purposes. No borrowings were made under the Prior Credit Agreement as of December 31, 2025 and 2024. See Note 12 of the consolidated financial statements for additional information regarding our Credit Agreement.

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

Dividends

In 2025, we paid regular cash dividends aggregating $0.24 per share on our common stock with record dates and payment dates as previously discussed. The regular cash dividends declared in 2025 totaled $2,681 to be paid in the first quarter of 2026. Dividend equivalents accruing on the outstanding restricted stock units (“RSUs”) total $49; $10 has vested and $39 contingent upon full services vesting in accordance with the service agreement with Mr. Polet.

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

Capital Management

As a result of historical positive operating results, we accumulated excess working capital. We intend to retain the remaining cash to fund infrastructure and capacity expansion at our Batesville plant or to otherwise fund our future growth. Third parties have not placed significant restrictions on our working capital management decisions.

We maintain depository accounts such as checking accounts, money market accounts, and other similar accounts at selected financial institutions. As of December 31, 2025, approximately 89% of these deposits were insured by the Federal Deposit Insurance Corporation.

Off-Balance Sheet Arrangements

We engage in two types of hedging transactions. First, we hedge our biofuels sales through the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured on our consolidated balance sheets at December 31, 2025 and 2024. Second, we hedge our biofuels feedstock through the execution of purchase contracts and supply agreements with certain vendors which meet the normal purchase and normal sales exception of ASC 815 Derivatives and Hedging. These hedging transactions are recognized in earnings and do not qualify as a hedge accounting treatment on our consolidated balance sheets at December 31, 2025 or 2024, as they do not meet the definition of a hedge instrument as defined under GAAP. The purchase of biofuels feedstock generally involves two components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

Contractual Obligations

Purchase obligations include the purchase of biodiesel feedstock and various other infrastructure and capital repairs as follows:

Less than 1 year	$11,029
1-3 years	412
4-5 years	-
Total	$11,441

A component of other noncurrent liabilities is a reserve for asset retirement obligations and environmental contingencies of $1,503 at December 31, 2025. We are liable for these asset retirement obligations and environmental contingencies only in certain events, primarily the closure of our Batesville, Arkansas facility. As such, we do not expect a payment related to these liabilities in the foreseeable future and therefore we have excluded this amount from the table above.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange traded commodity futures and options contracts. We account for these derivative instruments in accordance with Accounting Standards Codification Topic 815, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in 2025 or 2024. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of cost of goods sold.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the sale of biofuel being sold. As of December 31, 2025 and 2024, the fair values of our derivative instruments were in a liability position in the amount of $13 and $235, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections based on average prices in 2025. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical 10% change in the average price of the commodities listed below would result in the following change in annual gross profit.

(Dollars in thousands)

			Hypothetical		Percentage
			Adverse		Decrease
	Volume		Change in	Decrease in	in Gross
Item	Requirements(a)	Units	Price	Gross Profit	Profit
Biodiesel feedstocks	4.1	MGAL	10%	$1,303	3.3%
Electricity	100,591	MWH	10%	$516	1.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the year ended December 31, 2025.  Volume requirements may differ materially from these quantities in future years as our business evolves.

We had no borrowings as of December 31, 2025 or 2024, and, as such, we were not exposed to interest rate risk for those years. Due to the relative insignificance of transactions denominated in a foreign currency, we consider our foreign currency risk to be immaterial.

Item 8.	Financial Statements and Supplementary Data.

Financials.

The following sets forth our consolidated balance sheets as at December 31, 2025 and 2024 and our consolidated statements of income and comprehensive income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2025, together with Grant Thornton LLP’s report as of and for the years ended December 31, 2025 and 2024, and RSM US LLP's report for the year ended December 31, 2023.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FutureFuel Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2026 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2024.

Tulsa, Oklahoma

March 16, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors

FutureFuel Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements) of FutureFuel Corp. and subsidiaries (the Company). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/RSM US LLP

We served as the Company’s auditor from 2019 to 2024.

St Louis, Missouri

March 14, 2024 (May 10, 2024, as to the effects of the restatement discussed in Note 25 of the consolidated financial statements filed on Form 10-K/A on May 10, 2024)

FutureFuel Corp.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Assets
Cash and cash equivalents	$51,316	$109,541
Accounts receivable, inclusive of the blenders’ tax credit of $0 and $6,683, and net of allowances for credit losses of $28 and $29, respectively	9,405	21,896
Inventory, net	21,254	20,643
Income tax receivable	88	53
Prepaid expenses	4,077	3,978
Other current assets	14,383	8,675
Total current assets	100,523	164,786
Property, plant and equipment, net	86,797	78,538
Other noncurrent assets	4,922	4,367
Total noncurrent assets	91,719	82,905
Total Assets	$192,242	$247,691
Liabilities and Stockholders’ Equity
Accounts payable, inclusive of the blenders’ tax credit rebates due to customers of $0 and $890, respectively	$10,633	$10,483
Accounts payable – related parties	40	139
Deferred revenue – current	1,726	904
Dividends payable-current	2,761	10,699
Accrued expenses and other current liabilities	2,576	11,082
Total current liabilities	17,736	33,307
Deferred revenue – noncurrent	14,453	6,324
Dividends payable -noncurrent	196	-
Noncurrent deferred income taxes	910	773
Other noncurrent liabilities	4,239	1,466
Total noncurrent liabilities	19,798	8,563
Total liabilities	37,534	41,870
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,863,507 and 43,803,243 issued and outstanding as of December 31, 2025 and 2024, respectively	4	4
Additional paid in capital	203,771	205,434
Retained earnings (accumulated deficit)	(49,067)	383
Total stockholders’ equity	154,708	205,821
Total Liabilities and Stockholders’ Equity	$192,242	$247,691

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Income and Comprehensive Income

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands, except per share amounts)

	2025	2024	2023
Revenue	$95,742	$243,339	$368,228
Revenue – related parties	-	-	22
Cost of goods sold	132,831	220,860	324,311
Cost of goods sold – related parties	11	66	(315)
Distribution	2,160	2,590	3,099
Distribution – related parties	165	179	176
Gross (loss) profit	(39,425)	19,644	40,979
Selling, general, and administrative expenses
Compensation expense	5,563	4,838	4,545
Other expense	3,462	3,809	4,052
Related party expense	674	632	616
Research and development expenses	3,866	3,993	4,398
Total operating expenses	13,565	13,272	13,611
(Loss) income from operations	(52,990)	6,372	27,368
Interest and dividend income	3,911	7,656	9,577
Interest expense	(153)	(138)	(138)
Gain on marketable securities	-	-	575
Other income, net	-	2,405	1
Other income	3,758	9,923	10,015
(Loss) income before income taxes	(49,232)	16,295	37,383
Income tax provision	165	792	1
Net (loss) income	$(49,397)	$15,503	$37,382

(Loss) earnings per common share
Basic	$(1.13)	$0.35	$0.85
Diluted	$(1.13)	$0.35	$0.85
Weighted average shares outstanding
Basic	43,861,438	43,765,757	43,763,243
Diluted	43,861,438	43,765,757	43,764,683

	2025	2024	2023
Comprehensive income
Net (loss) income	$(49,397)	$15,503	$37,382
Other comprehensive income (loss) from unrealized net losses on available-for- sale debt securities	-	-	2
Income tax effect	-	-	(1)
Total unrealized gain (loss), net of tax	-	-	1
Comprehensive (loss) income	$(49,397)	$15,503	$37,383

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

	2025	2024	2023
Cash flows from operating activities
Net (loss) income	$(49,397)	$15,503	$37,382
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	9,657	9,208	10,348
Amortization of deferred financing costs	82	103	101
(Benefit) provision for deferred income taxes	137	773	-
Change in fair value of equity securities	-	-	(3,117)
Change in fair value of derivative instruments	(221)	1,971	(1,878)
Loss on the sale of investments	-	-	2,543
Stock based compensation	1,008	359	-
(Gain) loss on disposal of property, plant, and equipment	(34)	30	29
Noncash interest expense	36	35	34
Changes in operating assets and liabilities:
Accounts receivable	12,491	6,510	(2,208)
Accounts receivable – related parties	-	1	5
Inventory	(611)	4,740	(4,445)
Income tax receivable	(35)	1,887	19
Prepaid expenses	(99)	380	(652)
Other assets	(4,360)	(146)	(935)
Accounts payable	(519)	(12,098)	(6,493)
Accounts payable – related parties	(99)	97	(7,757)
Dividends payable	47	186	-
Accrued expenses and other current liabilities	(8,506)	6,324	(720)
Deferred revenue	8,951	(9,205)	(2,418)
Other noncurrent liabilities	2,737	(1,856)	1,461
Net cash (used in) provided by operating activities	(28,735)	24,802	21,299
Cash flows from investing activities
Collateralization of derivative instruments	(1,388)	(132)	1,343
Proceeds from the sale of marketable securities	-	-	37,701
Proceeds from the sale of property, plant, and equipment	34	6	-
Capital expenditures	(17,247)	(14,668)	(6,022)
Net cash (used in) provided by investing activities	(18,601)	(14,794)	33,022
Cash flows from financing activities
Deferred financing costs	(376)	-	(14)
Payment of dividends	(10,513)	(119,911)	(10,503)
Net cash used in financing activities	(10,889)	(119,911)	(10,517)
Net change in cash and cash equivalents	(58,225)	(109,903)	43,804
Cash and cash equivalents at beginning of period	109,541	219,444	175,640
Cash and cash equivalents at end of period	$51,316	$109,541	$219,444

Cash paid for interest	$71	$-	$-
Cash paid for income taxes	$27	$457	$20
Noncash investing and financing activities:
Noncash capital expenditures included in accounts payable	$669	$403	$333
Dividends payable	$2,957	$10,699	$10,503

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

			Accumulated		Retained
			Other	Additional	Earnings	Total
	Common Stock		Comprehensive	Paid in	(Accumulated	Stockholders’
	Shares	Amount	Income	Capital	Deficit)	Equity
Balance - December 31, 2022	43,763,243	$4	$(1)	$282,489	$508	$283,000
Cash dividends declared	-	-	-	-	(10,503)	(10,503)
Other comprehensive loss	-	-	1	-	-	1
Net Income	-	-	-	-	37,382	37,382
Balance - December 31, 2023	43,763,243	$4	$-	$282,489	$27,387	$309,880
Cash dividends declared	-	-	-	(77,691)	(42,230)	(119,921)
Stock based compensation	40,000	-	-	636	(277)	359
Net Income	-	-	-	-	15,503	15,503
Balance - December 31, 2024	43,803,243	$4	$-	$205,434	$383	$205,821
Cash dividends declared	-	-	-	(2,632)	(2)	(2,634)
Stock based compensation	60,264	-	-	969	(51)	918
Net Loss	-	-	-	-	(49,397)	(49,397)
Balance - December 31, 2025	43,863,507	$4	$-	$203,771	$(49,067)	$154,708

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share amounts)

1.	DESCRIPTION OF BUSINESS AND OPERATIONS

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

Cash and cash equivalents

Cash equivalents include highly liquid investments with original maturities of three months or less. These are recorded at cost, which closely reflects fair value. The Company maintains its cash and temporary cash investments with high-credit, quality financial institutions. While bank balances may occasionally exceed the Federal Deposit Insurance Corporation insurance limit, the Company has experienced no related losses.

Accounts receivable and allowance for credit losses

Accounts receivable are recorded at the invoiced amount and accrue interest if outstanding beyond the agreed upon payment terms. The Company has established procedures to monitor credit risk and has not experienced significant credit losses in prior years. Accounts receivable has been reduced by an allowance for amounts that may be uncollectible in the future. This estimated allowance is based upon management’s evaluation of historical collection experience, current and future economic and market conditions, and a review of the status of individual accounts receivable. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

Customer concentrations

For the years ended December 31, 2025, 2024 and 2023, significant portions of the Company’s sales were made to a relatively small number of customers. For the year ended December 31, 2025, no biodiesel customer represented greater than 10% of total sales revenue or receivables. Sales to two biodiesel customers totaled 25% and 35% of revenue in 2024 and 2023, respectively. Receivables for the significant customers at December 31, 2024, were 13% of total receivables.

For the year ended December 31, 2025, three chemical customers each represented greater than 10% of total sales revenue for a total of 50%. For the years ended December 31, 2024, and 2023, no chemical customer represented greater than 10% of total sales revenue. Two chemical customers had receivables that were 38% and 29% of total receivables as of December 31, 2025. One chemical customer had a receivable that was 20% of total receivables as of  December 31, 2024.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Inventory

Inventories are valued at the lower of cost or market or net realizable value. The Company determines the cost of raw materials, work in process, and finished goods inventories by the last-in, first-out (“LIFO”) method. The cost of all other inventories is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

In order to manage commodity price risk caused by market fluctuations in biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with Accounting Standards Codification (“ASC”) 815-20-25, Derivatives and Hedging. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2025, 2024, or 2023. See Note 6 for further discussion of derivative instruments. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements and for certain biodiesel sales contracts.

Marketable securities

Investments consist of marketable equity and debt securities stated at fair value. The debt securities are designated as available-for-sale securities at the time of purchase based upon the intended holding period. Gains and losses from the sale of marketable securities and the changes in the fair value of equity securities are recognized as gain on marketable securities as a component of other income in the consolidated statements of income and comprehensive income. The cost basis used for all marketable securities is specific identification. Changes in the fair value of debt securities are recognized in accumulated other comprehensive income on the consolidated balance sheets, unless the Company determines that an unrealized loss will not be recovered before it is sold, in which case, the Company will recognize the loss as a component of other income (expense).

See Notes 7 and 8 for further information on marketable securities and fair value measurements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Fair value measurements

The Company records recurring and non-recurring financial assets and liabilities as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. These fair value principles prioritize valuation inputs across three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. An asset or liability classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

Supplies and parts

Supplies and parts are carried at cost in Other current assets and Other noncurrent assets.  The Company writes down its supplies and parts for estimated obsolescence and amounts determined to be in excess of expected needs.

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

Impairment of assets

The Company evaluates the carrying value of long-lived tangible assets when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the assets, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held for use in future operations, fair value is determined primarily by using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than sale, fair value is determined in a similar manner, except those fair values are reduced for disposal costs.

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

Leases

The Company determines if an arrangement is a lease at inception, and if applicable, determines its lease classification. Leases with an initial expected term of twelve months or less are considered short-term and are not recorded on our consolidated balance sheets.  The Company recognizes operating lease expense on a straight-line basis over the lease term.

Right-of-use (“ROU”) lease assets represent the Company's right to use an underlying asset for the term of lease. Lease liabilities represent the Company's obligation to make lease payments associated with the lease. ROU assets and liabilities are recognized at lease commencement based on the present value of the minimum lease payments over the lease term using an incremental borrowing rate with a maturity similar to the lease term.  ROU assets include any lease payments made and exclude lease incentives.  Lease terms may also include an option to extend or terminate the lease. These options would be recognized when it was reasonably certain the Company would exercise the option.

Litigation

The Company and its operations from time to time may be parties to or targets of lawsuits, claims, investigations, and proceedings including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, health and safety, and environmental matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred, and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.

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

Taxes collected from customers remitted to governmental authorities are recorded as a reduction of the transaction price. Shipping and handling fees related to sales transactions are billed to customers and recorded as sales revenue with an offsetting expense included in cost of goods sold.

Cost of goods sold and distribution

Cost of goods sold consists of raw and packaging materials, direct manufacturing costs, depreciation, analytical lab costs, inbound freight, purchasing, and other indirect costs necessary to manufacture products. The Company follows the direct-expense method of accounting for turnaround activities with associated costs included in cost of goods sold. Biodiesel cost of goods sold also includes a credit for the Clean Fuel Production Tax Credit (“CFPC”) in 2025 and the one dollar per gallon Blenders’ Tax Credit (“BTC”) for blending biodiesel with petroleum diesel during 2024 and 2023. See Note 3 for further discussion.

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

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, will not have a material impact on the consolidated financial statements upon adoption.

New accounting standards adopted

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid. We adopted this guidance prospectively for the year ending December 31, 2025 and have provided the required disclosures. See Note 15 Income Taxes.

New accounting standards issued but not yet adopted

In  November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for us on January 1, 2027. The Company is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and disclosures.

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 permits the use of certain estimates and assumptions in developing forecasts used for determining expected credit losses on accounts receivable. This guidance will be effective for us on January 1, 2026. We do not expect the above guidance to materially impact our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates the consideration of project development stages in determining whether a cost is eligible for capitalization. Instead, cost capitalization will be based on a “probable to complete” threshold. This guidance will be effective for us on January 1, 2028. We are evaluating the impact, if any, that the adoption of ASU 2025-06 may have on our consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

3.	GOVERNMENT TAX CREDITS

BIODIESEL BLENDERS' TAX CREDIT

The BTC provided a one dollar per gallon tax credit to the blender of biomass-based diesel with at least 0.1% petroleum-based diesel fuel. The Company recorded this credit as a reduction in the cost of goods sold as applicable sales were made in the years ended December 31, 2024, and 2023. The BTC expired December 31, 2024.

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT (SAPC)

The SAPC also expired on  December 31, 2024. This tax credit was available to producers with production capacity not in excess of 60 million gallons and provided a $0.10 per gallon income tax credit on the first 15 million gallons of agri-biodiesel sold. The Company was eligible for this credit and recognized the credit in the same accounting period as the benefit from the BTC. The benefit of this credit was recognized as a component of income tax provision in the years ended December 31, 2024, and 2023.

On July 4, 2025, the Budget Reconciliation Act of 2025 reinstated and extended the SAPC through December 31, 2026. This transferable, non-refundable credit offers eligible producers with a capacity of 60 million gallons or less $0.20 per gallon on the first 15 million gallons of fuel they produce. As the Budget Reconciliation Act of 2025 also made the SAPC transferable, the benefit of this credit was recognized as a reduction in cost of goods sold in the year ended December 31, 2025, discussed further below.

CLEAN FUEL PRODUCTION TAX CREDIT (CFPC)

The CFPC or §45Z credit, established by the Inflation Reduction Act of 2022 and extended through 2029 by the Budget Reconciliation Act of 2025, is a key incentive for low-emission transportation fuels. The Company’s biodiesel was approved for the CFPC in December 2024. This transferable, non-refundable income tax credit uses a sliding scale based on the fuel's greenhouse gas (“GHG”) emissions. The Company qualifies for an increased credit above the base of $0.20 per gallon for non-aviation fuel because it satisfies the prevailing wage and apprenticeship requirements.

TRANSFERABLE TAX CREDITS (SAPC and CFPC)

Due to the lack of specific U.S. GAAP guidance for the transferable tax credits, the Company elected to follow International Accounting Standards (“IAS”) 20 principles (“Accounting for Government Grants”). Accordingly, the SAPC and CFPC were recognized as a reduction in the cost of goods sold, net of estimated selling expenses when applicable.

For the year ended December 31, 2025, the Company recognized $2.5 million in CFPC and $0.2 million in SAPC in other current assets on the consolidated balance sheets.

CARES ACT – EMPLOYEE RETENTION TAX CREDIT

The Coronavirus Aid, Relief, and Economic Security Act, was enacted on  March 27, 2020, to encourage eligible employers to retain employees on their payroll.  The Consolidated Appropriations Act, effective  January 1, 2021, broadened the eligibility of the credit.  The Company applied for this credit and will recognize the benefit of the credit once reasonable assurance can be made as to the retention of the credit.

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

The Company leases warehouse space under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $680 and $669 for the years ended December 31, 2025 and 2024, respectively.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts resulting from revenue recognized through bill-and-hold arrangements. The contract assets for 2025 and 2024 consist of unbilled revenue from one customer and unbilled capital reimbursements from another customer and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payments related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $9,725 and $0 in 2025 and 2024, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions were $551 and $8,984 in 2025 and 2024, respectively. One contract liability ended in 2024 with additional revenue recognition of $5,492 in 2024.  This contract was expected to be negotiated before the end of the year based on a letter of intent and was not renewed.  The customer continues to purchase material from the Company on a short-term purchased order basis. Contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the opening and closing balances of receivables, contract assets, and contract liabilities from contracts with customers.

Contract balances

Contract Assets and Liabilities

	December 31,
	2025	2024	2023
Trade receivables, included in accounts receivable*	$8,660	$14,991	$15,897
Contract assets, included in accounts receivable	745	222	1,128
Contract liabilities, included in Deferred revenue - short-term	1,519	697	3,656
Contract liabilities, included in Deferred revenue - long-term	11,644	3,293	9,318

*Exclusive of the BTC of $0, $6,683, and $11,381, respectively, and net of allowances for bad debt of $28, $29, and $55, respectively, as of the dates noted.

The Company includes non-contract liabilities resulting from federal and state railroad grants as deferred revenue in the consolidated balance sheets.  For the years ended December 31, 2025 and 2024, short-term non-contract liabilities were $207 and $207 and long-term non-contract liabilities were $2,809 and $3,031, respectively.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Transaction price allocated to the remaining performance obligations of contract liabilities

As of December 31, 2025, approximately $13,163 of revenue is expected to be recognized in the future from remaining performance obligations. The Company expects to recognize this revenue ratably based upon the expected sales over the expected term of its long-term contracts which range from two to ten years. Approximately 12% of this revenue is expected to be recognized over the next 12 months, and 88% is expected to be recognized between one and nine years. These amounts are subject to change based upon changes in the estimated contract life, estimated quantities, and most-likely expected sales price over the contract life. See Note 2 for further information.

Disaggregation of revenue - contractual and non-contractual

	Year ended December 31,
	2025	2024	2023
Contract revenue from customers with > 1-year arrangements	$18,066	$21,887	$37,055
Contract revenue from customer with < 1-year arrangements	77,454	221,230	330,973
Revenue from non-contractual arrangements	222	222	222
Total revenue	$95,742	$243,339	$368,250

Timing of revenue

	Year ended December 31,
	2025	2024	2023
Bill-and-hold revenue	$36,690	$43,959	$43,766
Non-bill-and-hold revenue	59,052	199,380	324,484
Total revenue	$95,742	$243,339	$368,250

Bill-and-hold transactions consisted of five specialty chemical customers in 2025, 2024, and 2023, whereby revenue was recognized in accordance with contractual agreements based on product produced, readied for use and loaded into customer provided containers. These sales were subject to written monthly purchase orders with revenue recognized upon production and loading into customer provided containers. The inventory was segregated from other Company inventory as it was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold transactions are similar to other specialty chemical customers. Sales revenue under bill-and-hold arrangements totaled $36,690, $43,959, and $43,766, for the years ended December 31, 2025, 2024, and 2023, respectively. Of the bill-and-hold sales revenue recognized, $5,106, $7,301, and $4,317 had not been shipped for the years ended December 31, 2025, 2024, and 2023, respectively. These balances do not include contract assets that have not been billed or shipped as described above.

The Company’s revenues for the years ended December 31, 2025, 2024 and 2023 attributable to the United States and foreign countries (based upon the billing addresses of its customers) were as follows.

	Year ended December 31,
	2025	2024	2023
United States	$94,790	$242,685	$367,368
All Foreign Countries	952	654	882
Total	$95,742	$243,339	$368,250

For the years ended December 31, 2025, 2024 and 2023, no revenues from a single foreign country were greater than 1% of total revenues.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

5.	INVENTORY

The carrying values of inventory were as follows as of December 31:

	2025	2024
At average cost (approximates current cost)
Finished goods	$14,771	$10,809
Work in process	684	872
Raw materials	13,879	15,335
	29,334	27,016
LIFO reserve	(8,080)	(6,373)
Total inventory	$21,254	$20,643

A LIFO liquidation of $435 occurred in the year ended December 31, 2024. There was no liquidation in the years ended December 31, 2025 or 2023.

6.	DERIVATIVE INSTRUMENTS

Realized and unrealized gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of income and comprehensive income as a component of cost of goods sold and amounted to a net gain of $1,264 for the year ended December 31, 2025, a net loss of $499 for the year ended December 31, 2024, and a net gain of $2,571 for the year ended December 31, 2023.

The volumes and carrying values of the Company’s derivative instruments were as follows at December 31:

	Asset/ (Liability)
	2025		2024
	Contract	Fair	Contract	Fair
	Quantity	Value	Quantity	Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	165	$(13)	100	$(235)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $2,266 and $877 at December 31, 2025 and 2024, respectively, and is classified as other current assets in the consolidated balance sheets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

7.	MARKETABLE SECURITIES

At December 31, 2025 and 2024, the Company held no marketable equity or trust preferred (debt) securities.  The previous sale of these securities was recorded as a component of net income with a gain of $575 in the year ended December 31, 2023.

In 2023, the Company had no recategorized net gain or loss to report from accumulated other comprehensive income.

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

Derivative instruments were fair value measurements using inputs considered as Level 1 holdings in the year ended December 31, 2025, as disclosed in Note 6. The Company had no Level 2 or Level 3 securities.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

9.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consisted of the following at December 31:

	2025	2024
Land and land improvements	$5,967	$5,967
Buildings and building equipment	28,786	29,031
Machinery and equipment	211,157	191,868
Construction in progress	6,764	9,625
Accumulated depreciation	(165,877)	(157,953)
Total	$86,797	$78,538

Depreciation expense totaled $9,657, $9,208, and $10,348 for the years ended December 31, 2025, 2024 and 2023, respectively.

10.	OTHER ASSETS

Other current assets consisted of the following at December 31:

	2025	2024
Supplies and parts	$9,372	$7,733
Clean Fuel Production Credit	2,460	0
Collateralization of derivative instruments	2,266	877
Small Producers Tax Credit	194	0
Other current assets	91	65
Total	$14,383	$8,675

Other noncurrent assets is primarily comprised of supplies and parts held for equipment maintenance and repairs which are not expected to be used in the twelve-month period subsequent to the consolidated balance sheet date. The balance related to these items totaled $4,329 and $4,376 at December 31, 2025 and 2024, respectively.

11.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2025	2024
Refundable deposit	$-	$6,500
Employment tax credit	-	1,856
Accrued employee liabilities	1,386	1,743
Accrued property, motor fuel and other taxes	1,059	881
Other current liabilities	131	102
Total	$2,576	$11,082

Other noncurrent liabilities includes an employment tax credit with a balance of $2,737 and $0 at December 31, 2025 and 2024, respectively. The remaining balance of noncurrent liabilities is related to asset retirement obligations (see Note 13).

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

12.	BORROWINGS

On February 21, 2025, the Company, with FutureFuel Chemical Company as the borrower and certain of the Company’s other subsidiaries as guarantors, amended and restated its credit agreement, as further amended effective as of June 30, 2025 and December 22, 2025 (the “Credit Agreement”), originally entered into on April 16, 2015 with the lenders party thereto, Regions Bank as administrative agent and collateral agent, and PNC Bank, N.A., as syndication agent (as amended, the “Prior Credit Agreement”). The Credit Agreement consists of a five-year revolving credit facility in a dollar amount of up to $35,000, which includes a sublimit of $30,000 for letters of credit and $15,000 for swingline loans (collectively, the “Credit Facility”). The Credit Facility expires on February 21, 2030.

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

There were no borrowings under the Credit Agreement at December 31, 2025 or December 31, 2024.

13.	Asset retirement obligations and environmental reserves

The Batesville plant generates hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In addition, the Batesville plant may be required to incur costs for environmental and closure and post-closure costs under the Resource Conservation and Recovery Act. The Company’s liability for asset retirement obligations and environmental contingencies was $1,502 and $1,466 as of December 31, 2025 and 2024, respectively. These amounts are recorded in other noncurrent liabilities in the accompanying consolidated balance sheets. The accretion expense for 2025, 2024, and 2023 was $37, $35, and $35, respectively. The periodic review of the asset retirement obligation calculations resulted in an addition to the reserve of $0 in 2025, 2024, and 2023.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

14.	Lease commitments and purchase obligations

The Company leased railcars under multi-year arrangements primarily for delivery of feedstock and biodiesel within its biofuels segment. The lease fees were fixed with no option to purchase and no upfront fees or residual value guarantees. All railcar leases were direct, and no subleases existed. These leases expired on December 31, 2024.

Following are supplemental income statement and cash flow information related to leases.

	Year ended December 31,
	2025	2024	2023
Operating lease expense	$-	$534	$881
Short-term lease expense	$227	$6	$9
Cash paid for operating leases	$-	$534	$881
Weighted average discount rate, per annum	N/A	N/A	5.5%

On December 31, 2025 and 2024, there were no right of use assets reported on the balance sheet.

During the year ended December 31, 2025, the Company entered into a supply agreement with a third party that obligates the third party to construct a nitrogen plant to be used solely by the Company. The third party is also obligated to make certain capital improvements during the term of the agreement. The Company is obligated to provide and maintain related infrastructure and utilities and pay a monthly fee. The arrangement for the use of the nitrogen plant meets the definition of a lease under Topic 842, as the Company will receive all output associated with it. Based on terms outlined in the agreement, the Company expects the lease with an estimated amount of $8,500 to $10,900 to be classified as a finance lease when the nitrogen plant is placed in service, which is expected to occur in 2027.

Purchase obligations

The Company has entered into contracts for the purchase of goods and services including contracts for feedstocks for biodiesel, expansion of the Company’s specialty chemicals segment, and related infrastructure with less than one-year terms.

The Company holds two non-cancelable obligations for enterprise resource planning and software maintenance with payment obligations as of December 31, 2025 presented as follows.

Less than 1 year	$421
1-3 years	412
4-5 years	-
Total	$833

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

15.	Income taxES

The Company prospectively adopted ASU No. 2023-09 (see Note 2 for further details) which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional disclosure on income taxes paid.

The following table summarizes the income (or loss) before income tax (or benefit) and the income tax (or benefit) from continuing operations for the years ended:

	2025	2024	2023
Income before taxes - U.S.	$(49,232)	$16,295	$37,383
Income tax provision:
Federal
Current	-	-	-
Deferred	(68)	477	-
State and other
Current	29	19	1
Deferred	204	296	-
Total	$165	$792	$1

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The following table reconciles the income tax provision (benefit) to the U.S. federal statutory rate for the year ended December 31, 2025.

	2025
	Amount	%
U.S. federal income tax at the statutory tax rate	$(10,339)	21.0%
State and local income taxes, net of U.S. federal effect (a)	(1,430)	2.9
Tax credits:
Research credit	(191)	0.4
Change in valuation allowance	11,610	(23.6)
Nontaxable or nondeductible items:
CFPC	(517)	1.1
Other	60	(0.1)
Other Adjustments:
Expiration of federal capital loss carryforward	865	(1.8)
Other	107	(0.2)
Income tax provision	$165	(0.3)%

(a) The Company is subject to taxation in the U.S. federal jurisdiction and various state jurisdictions.  The significant driver of the state and local income tax expense, net of federal benefit, is primarily attributable to operations in Arkansas (greater than 50%).

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

Differences between the income tax provision (benefit) computed using the U.S. federal statutory income tax rate were as follows:

	2024	2023
Amount computed using the statutory rate of 21% for 2024, 2023, and 2022	21.0%	21.0%
Agri-biodiesel production credit	(7.3)	(3.2)
Federal BTC benefit	(58.2)	(32.3)
State BTC benefit	(8.2)	(4.4)
Credit for increasing research activities	(1.3)	(0.5)
Dividends received deduction	-	(0.1)
Capital loss carryforward expirations	1.9	-
State income taxes, net	2.4	2.3
State rate change and other deferred adjustments	1.2	(1.0)
State loss carryforward expirations	2.6	-
Valuation allowance for deferred tax assets	50.1	18.2
Other	0.7	-
Income tax provision (benefit)	4.9%	0.0%

The income tax provision in 2025 was $165 or an effective tax rate of (0.3%) as compared to an income tax provision of $792 or an effective tax rate of 4.9% in 2024 and an income tax provision of $1 or an effective tax rate of 0.0% in 2023.

The Company's effective tax rate for 2025 reflects the positive effect of the CFPC, new in 2025, and the Small Agri-biodiesel Producer Tax Credit that was reinstated with the Budget Reconciliation Act of 2025 and extended through December 31, 2026.

The Company’s effective tax rates for the years 2024, and 2023 reflect the positive effect of the BTC and Small Agri-biodiesel Producer Tax Credit. Based on technical guidance from the Internal Revenue Service, the Company excluded the portion of the BTC not used to satisfy excise tax liabilities from income.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities were as follows as of December 31:

	2025	2024
Deferred tax assets
Compensation	$55	$50
Inventory reserves	739	607
Self-insurance	82	78
Asset retirement obligation	342	331
Deferred revenue	3,146	1,631
Federal net operating loss carryforwards	31,540	21,099
State net operating loss carryforwards	4,652	3,359
Accrued expenses	634	767
Stock based compensation	267	129
Federal credit carryforwards	8,772	8,581
State credit carryforwards	867	676
Research & development costs	1,447	2,000
Derivative instruments	3	56
Capital loss and charitable contribution carryforwards	847	1,703
Other	7	9
Subtotal deferred tax assets	53,400	41,076
Valuation Allowance	(33,916)	(22,385)
Total deferred tax assets	19,484	18,691

Deferred tax liabilities
LIFO inventory	(3,884)	(4,185)
Depreciation	(15,753)	(14,377)
Prepaid expenses	(757)	(902)
Total deferred tax liabilities	(20,394)	(19,464)
Net deferred tax liabilities	$(910)	$(773)

The Company’s federal net operating loss carryforwards at December 31, 2025 do not expire and can be carried forward indefinitely. Utilization of these carryforwards is limited to 80% of taxable income in any given year. State net operating loss carryforwards at December 31, 2025 reflect losses generated in 2020 through 2025 and, if unused, will expire in years 2028 through 2045.

Federal tax credit carryforwards at December 31, 2025 include the Small Agri-biodiesel Producer Credit and Credit for Increasing Research generated in years 2019 through 2025 and expiring in 2039 through 2045. State credit carryforwards comprise Arkansas In-house Research Credits generated in 2019 through 2020 and expiring in 2028 through 2029.

Capital loss and charitable contribution carryforwards were generated in 2020 through 2025 and will expire in 2026 through 2030.

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

As of December 31, 2025, the Company determined that its deferred tax liabilities would not be sufficient to support its deferred tax assets and recorded a valuation allowance of $33,916, resulting in a net deferred tax liability of $910. As of December 31, 2024, the Company similarly recorded a valuation allowance of $22,385, resulting in a net deferred tax liability of $773.

There are no unrecognized tax positions as of December 31, 2025, 2024, or 2023.

The Company records interest expense (income) and penalties, net, as a component of income tax provision (benefit) and had accrued interest and penalties of $0, $0, and $0 for December 31, 2025, 2024 and 2023, respectively. Liabilities for accrued interest and tax penalties on unrecognized tax benefits were $0 and $0 at  December 31, 2025 and 2024, respectively.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and with various state jurisdictions. In general, the Company is subject to U.S., state, and local examinations by tax authorities from 2022 forward.

The following table presents income taxes paid (net of refunds) for the year ending December 31, 2025:

Jurisdiction	2025
Federal	$-
State of Iowa	(15)
State of New York	2
State of Tennessee	40
Total	$27

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

16.	Earnings per share

In the years ended December 31, 2025, 2024 and 2023, the Company used the treasury method in computing earnings per share as all shares with participating security holders had vested.

The Company has outstanding restricted stock units (“RSUs”) issued in 2024, for 750,000 shares which provide the holder with a non-forfeitable right to receive dividends on the full amount, even prior to vesting. The RSUs, and related dividends, vest in five equal installments on each anniversary of the award date. There were no other outstanding RSUs for the years ended December 31, 2025, 2024 and 2023.

Basic and diluted earnings per common share were computed as follows:

	Years ended December 31:
	2025	2024	2023
Numerator:
Net (loss) income	$(49,397)	$15,503	$37,382
Denominator:
Weighted average shares outstanding – basic	43,861,438	43,765,757	43,763,243
Effect of dilutive securities:
Stock options	-	-	1,440
Weighted average shares outstanding – diluted	43,861,438	43,765,757	43,764,683

Basic earnings per share	$(1.13)	$0.35	$0.85
Diluted earnings per share	$(1.13)	$0.35	$0.85

The effect of incremental shares from the unvested RSUs and options to purchase the Company's common stock were not included in the calculation of EPS for the year ended December 31, 2025, as their inclusion would be anti-dilutive due to the reported net loss. Certain options to purchase the Company’s common stock were not included in the computation of diluted earnings per share for the years ended December 31, 2024, and 2023 because they were anti-dilutive in the period. The weighted number of options excluded was 47,500, 44,000, and 40,060, respectively.

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

In 2025, the Company issued the following awards under the Incentive Plan:

●	In April 2025, the Company granted 10,000 stock options to a newly appointed director. The exercise price was determined by the average of the high and low trading prices of the Company’s common stock on the New York Stock Exchange on the date of the grant. For financial statement purposes, these options are treated as being vested immediately and carry a five-year term, expiring in 2030. The Company estimated the grant-date fair value of $3.96 per option using the Black-Scholes-Merton Valuation method.
●

In November 2025, the Company granted a total of 40,000 shares of restricted stock to its Board of Directors, consisting of 5,000 shares per non-employee director.  For financial statement purposes, these awards are treated as being vested immediately.  The aggregate grant date fair value for these awards was $130.

●	In December 2025, the Company granted a total of 21,514 shares of restricted stock to seven members of the leadership team. The awards vest 33% each year over a three-year period and had a compensation expense of $18.

In 2024, the Company issued the following awards under the Incentive Plan:

●

Pursuant to his employment agreement, the Company granted CEO Roeland Polet 750,000 RSUs on September 3, 2024.  These units vest in five equal annual installments beginning on the first anniversary of the grant date.  The grant-date fair value of the award was $4,519, which is being recognized as compensation expense over the five-year vesting period.  During 2024, the company recorded $392 in related compensation expense.  Dividend equivalents on these RSUs were forfeitable and were recorded as a reduction to retained earnings with a corresponding increase to additional paid in capital for dividends paid and to dividends payable for those declared but unpaid.

●

In December 2024, the Company granted a total of 40,000 shares of restricted stock to its Board of Directors, consisting of 5,000 shares per non-employee director.  These awards vested immediately. The aggregate grant-date fair value of these awards was $206.

●

During 2024, the Company granted a total of 20,000 stock options to two new members of the Board of Directors (10,000 options each) in March and August.  The exercise price for these awards was set at the mean of the high and low trading prices of the Company’s common stock on the NYSE on the respective grant dates. All 2024 director options vested immediately upon grant and carry a five-year term expiring in 2029.  Using the Black-Scholes-Merton valuation model, the Company determined the weighted-average grant-date fair value to be $6.64 per option.

In 2023, the Company did not make any grants under the Incentive Plan.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were no stock options exercised in 2025, 2024 or 2023.

The assumptions used in the determination of the fair value of the options granted are provided in the following table:

	2025	2024	2023
Assumptions	Options	Options	Options
Expected volatility rate	47.85%	49.06%	N/A
Expected dividend yield	6.06%	3.69%	N/A
Risk-free interest rate	3.92%	4.25%	N/A
Expected forfeiture rate	0.00%	0.00%	N/A
Expected term in years	2.3	2.3	N/A

The volatility rate for the options granted in 2025 and 2024 were derived from the historical stock price volatility of the Company’s common stock over the same time period as the expected term of each stock option award. The volatility rate is derived by a mathematical formula using the daily closing stock price data over the expected term.

The expected dividend yield is calculated using the Company’s expected dividend amount at the date of the option grant over the expected term divided by the fair market value of the Company’s common stock.

Forfeitures for RSU grants are recognized as they occur.

For the years ended December 31, 2025, 2024 and 2023, total share-based compensation totaled $1,059, $636, and $0, respectively. In the years ended December 31, 2025, and 2024, this balance was recorded as an element of selling, general, and administrative expenses.  A reduction to retained earnings for the forfeitable dividend of the RSU was recorded for $51and $277, for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, there was no unrecognized compensation expense related to stock options.  As of December 31, 2025 and 2024, there was unrecognized compensation expense related to restricted stock units of $3,313 and $4,218, respectively.  As of December 31, 2025 and 2024, there was unrecognized compensation expense related to restricted stock awards of $54 and $0, respectively.

A summary of the activity of the Company’s stock options for the period beginning January 1, 2023, and ending December 31, 2025 is presented below.

		Weighted
		Average
	Options	Exercise Price
Outstanding at January 1, 2023	44,000	$10.74
Granted	-	-
Exercised	-	-
Canceled, forfeited, or expired	(10,000)	16.21
Outstanding at December 31, 2023	34,000	9.13
Granted	20,000	6.64
Exercised	-	-
Canceled, forfeited, or expired	(10,000)	12.07
Outstanding at December 31, 2024	44,000	7.33
Granted	10,000	3.96
Exercised	-	-
Canceled, forfeited, or expired	(4,000)	11.56
Outstanding at December 31, 2025	50,000	6.32

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

There were 3,456,008 shares of stock (options or awards) available for grant under the Incentive Plan. The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable from the Incentive Plan at December 31, 2025.

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2025	Life	Price	2025	Price
$7.18	20,000	1.61	$7.18	20,000	$7.18
7.55	10,000	3.21	7.55	10,000	7.55
5.73	10,000	3.62	5.73	10,000	5.73
3.96	10,000	4.26	3.96	10,000	5.73
	50,000	2.86	6.32	50,000	6.32

The aggregate intrinsic value of total options outstanding and exercisable was $0 at December 31, 2025 and 2024. Intrinsic value is the amount by which the last trade price of the common stock closest to December 31, 2025 and 2024 exceeded the exercise price of the options granted.

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

Dividends payable at December 31, 2025 was $0.06 per common share or $2,681 payable in March 2026.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

19.	Employee benefit plans

Defined contribution savings plan

The Company currently offers its employees a company 401(k) matching savings plan, which covers substantially all employees. Under this plan, the Company matches the amount of eligible employees’ contributions, subject to specified limits, up to 6% of earnings. Company contributions totaled $2,017, $2,080, and $1,923 for the years ended December 31, 2025, 2024 and 2023, respectively.

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

Related party balance sheet accounts

	2025	2024
Accounts payable
Travel and administrative services and other	40	139
Total accounts payable	$ 40	$ 139

Related party income statement accounts

	Years ended December 31:
	2025	2024	2023
Revenues
Biodiesel, petrodiesel, blends and other petroleum products	$-	$-	$22
Total revenues	$-	$-	$22
Cost of goods sold
Biodiesel, petrodiesel, blends, and other petroleum products	$11	$66	$-
Natural gas purchases	-	-	(315)
Total cost of goods sold	$11	$66	$(315)
Distribution
Distribution and related services	$165	$179	$176
Total distribution	$165	$179	$176
Selling, general and administrative expenses
Commodity trading advisory fees	$328	$316	$308
Travel and administrative services	144	196	188
Income tax, consulting services and other	202	120	120
Total selling, general, and administrative expenses	$674	$632	$616

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

Natural gas purchases

The Company uses natural gas to generate steam for its manufacturing process and to support certain of its air and waste treatment utilities. The Company terminated this agreement in 2021; however, the settlement for the underlying natural gas was finalized in 2023.

Distribution and related services

The Company leases oil storage capacity from an affiliate under a storage and throughput agreement. This agreement provides for the storage of biodiesel, diesel or biodiesel/petrodiesel blends, methanol, and biodiesel feedstocks in above-ground storage tankage at designated facilities of the affiliate. Expenses related to this agreement include monthly lease charges, generally on a per-barrel basis, and associated heating, throughput, and other customary terminalling charges. This agreement was terminated October 31, 2025.

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

Income tax and consulting services

An affiliate provides professional services to the Company, primarily around income tax preparation and consulting. The Company also receives certain finance and accounting expertise from this affiliate as requested. Expenses related to these services comprise an agreed quarterly fee plus reimbursement of expenses, at cost and are reported as selling, general, and administrative expenses. These services ended December 31, 2025.

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

Biofuels

The Company’s biofuels segment manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant, through distribution facilities available at leased oil storage facilities, and through a network of remotely located tanks. Results of the Biofuels segment also reflect the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, RINs, biodiesel production byproducts, and revenue and profits from Legacy Regional Transport.

Summary of business by segment

	For the Year Ended December 31, 2025
	Chemical	Biofuel	Total

Revenue	$59,565	$36,177	$95,742

Less:
Cost of goods sold	71,514	61,328	132,842
Distribution	1,058	1,267	2,325
Segment gross profit (loss)	$(13,007)	$(26,418)	$(39,425)

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$9,699
Research and development expenses			3,866
Other income, net			(3,758)
Net (loss) before income taxes			$(49,232)

	For the Year Ended December 31, 2024
	Chemical	Biofuel	Total

Revenue	$80,007	$163,332	$243,339

Less:
Cost of goods sold	56,627	164,299	220,926
Distribution	748	2,021	2,769
Segment gross profit (loss)	$22,632	$(2,988)	$19,644

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$9,279
Research and development expenses			3,993
Other income, net			(9,923)
Net income before income taxes			$16,295

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2023
	Chemical	Biofuel	Total

Revenue	$79,333	$288,917	$368,250

Less:
Cost of goods sold	48,650	275,346	323,996
Distribution	747	2,528	3,275
Segment gross profit	$29,936	$11,043	$40,979

Reconciliation of Segment gross profit (loss) to Net Income before income taxes:
Selling, general, and administrative expenses			$9,213
Research and development expenses			4,398
Other expense, net			(10,015)
Net income before income taxes			$37,383

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

During the year ended December 31, 2024, the Company resolved a prior-year legal dispute which resulted in a cash payment of $2,750 to FutureFuel which is reflected in Other income (expense), net in the Consolidated Statements of Income and Comprehensive Income in the twelve months ended December 31, 2024.

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

On January 27, 2026, the Company experienced an extended downtime of the plant due to the extreme freezing temperatures of Winter Storm Fern. As of February 25, 2026, all but one continuous process was restarted.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures as of December 31, 2025 were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton LLP, a registered public accounting firm, which expressed an unqualified opinion as stated in their report, a copy of which is included below.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2025, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management believes that the consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects our consolidated financial position, results of operations and cash flows for the period presented.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

FutureFuel Corp.

Opinion on the Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of FutureFuel Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, the internal control over financial reporting of FutureFuel Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

March 16, 2026

Changes in Internal Control Over Financial Reporting

We did not make any changes in our internal control over financial reporting as a result of our evaluation that occurred during the fiscal quarter ended December 31, 2025.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Unless otherwise stated, all dollar amounts are in thousands.

Item 10.	Directors, Executive Officers, and Corporate Governance.

Identification of Directors

Our directors are as follows:

Name	Age	Director Since	Term Expires
Roeland Polet, Chairman (a)	63	2025	2028
Donald C. Bedell	84	2008	2028
Paul M. Manheim	77	2011	2026
Dale E. Cole	77	2015	2027
P. A. Novelly, II	58	2022	2026
Ron J. Kruszewski	67	2022	2028
G Bruce Greer	65	2024	2027
Richard P. Rowe	65	2024	2026
Pamela R. Butcher (b)	68	2025	2027

(a)	Mr. Bedell stepped down as Chairman of the Board and Mr. Polet was appointed to the Board of Directors and as the Chairman of the Board effective December 4, 2025.
(b)	Ms. Butcher was appointed to the Board of Directors on April 3, 2025.

There is no arrangement or understanding between any of the above directors and any other person pursuant to which such person was or is to be selected as a director.

Identification of Executive Officers

Our executive officers are as follows:

			Officer
Name	Position	Age	Since
Roeland Polet	Chief Executive Officer	63	2024
Rose M. Sparks	Principal Financial Officer and Chief Financial Officer	59	2012
Kyle Gaither	Chief Operations Officer	58	2023

There is no other arrangement or understanding between any of the above officers and any other person pursuant to which such person was or is to be selected as an officer.

Family Relationships

There are no family relationships between any of our executive officers and directors.

Business Experience

Donald C. Bedell has been a member of our board since 2008 and served as Chairman of the board from December 2023 to December 2025. Mr. Bedell is chairman of the board of privately held Castle Partners and its affiliates, based in Sikeston, Missouri, which operate over 35 skilled nursing, health care, pharmaceutical, hospice, and therapy facilities throughout Missouri and other states. Mr. Bedell is a director of First Community Bank of Batesville, Arkansas and is a member of the executive committee of such bank and its holding company. He is also a director of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States.

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

Dale E. Cole has served on our board since 2015 and is a graduate of the University of Texas at Austin with an undergraduate degree in business and finance and the Graduate School of Banking at Louisiana State University. Mr. Cole’s career in banking began in 1974 with Texas Bank and Trust Company in Dallas, TX. He then worked with First National Bank in Marshal, TX, and became President of Banc Texas McKinney in McKinney, TX in 1983. In 1988, Mr. Cole became Chairman and CEO of Worthen Banking Corporation, with two banks in Batesville and Newark, AR. Mr. Cole founded First Community Bank in 1997. He currently serves as Chairman and CEO of First Community Bank and its holding company. Mr. Cole previously served on the Board of Trustees of the Barret School of Banking in Memphis, TN, the Board of Visitors of the University of Arkansas Community College in Batesville, AR, the Board of the Chamber of Commerce, Economic Development Foundation in Batesville, AR, Lyon College Advisory Counsel, and the board of White River Medical Center in Batesville, AR. Mr. Cole previously served on the board of Lyon College in Batesville. As of December 31, 2025, First Community Bank had 33 branch locations in Northeast Arkansas and Southwest Missouri and maintained assets of over $2.9 billion.

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

G. Bruce Greer has served on our board since March 2024 and as our Lead Independent Director since December 2025. Mr. Greer has served as President of GBGJR Advisors, an advisory firm providing strategic advice to chemical companies, private equity firms and consulting firms, since April 2017. Mr. Greer served as Vice President of Strategic Planning and IT at Olin Corporation (“Olin”) for 12 years. Prior to joining Olin, Mr. Greer spent nine years as a Vice President of Solutia, a public company spin off of The Monsanto Company, heading R&D, Commercial and Corporate Development, Strategy, M&A and running several businesses and was President of Pharma Services, and four years as a Vice President of Gemini Consulting and Services in Europe and the US, a global consulting firm with a focus on chemicals. He was a Vice President/Senior Director of Monsanto, working for the Chairman and at G D Searle. Mr. Greer was Chairman of the Board of Directors of Flexsys America L.P. Mr. Greer spent a year as a Senior Associate at Arthur Andersen LLP where his work focused on cost accounting and chemicals. He was an Assistant Professor at Northwestern University from 1988 through 1991 and served in the U.S. Navy.

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

Pamela R. Butcher has served on our board since April 3, 2025. Ms. Butcher has served as a director on the boards of publicly traded and privately held companies and has extensive business management and marketing experience in the chemical industry. Currently, she is a member of the board of directors of J.M. Huber Corporation and Pilot Chemical Corp. (“Pilot”), since 2022 and 2016, respectively. Previously, Ms. Butcher served as a member of the boards of directors of Arch Resources, Inc. (now Core Natural Resources, Inc.) from 2023 to 2025, PDC Energy, Inc. from 2022 to 2023, Gruden Topco Holdings LP/Quality Distribution Inc. from 2016 to 2021, and Trecora Resources from 2016 to 2022. Ms. Butcher was Chief Executive Officer, President, and Chief Operating Officer of Pilot from 2010 to 2021. From 1980 to 2009, Ms. Butcher worked at The Dow Chemical Company (now Dow Inc.), serving as General Manager Adhesives and Sealants, Vice President Corporate Marketing and Sales, President of Hampshire Chemical Company, and Vice President and Portfolio Manager Specialty Chemicals during her tenure. Ms. Butcher earned a Bachelor of Science in Agronomy and a Masters of Science from Purdue University at West Lafayette. Ms. Butcher is or has been a board member of various other organizations, including the American Cleaning Institute, the Ohio Association of Manufacturers’, the Board of Trustees of the Chemical Education Foundation, and as a member of the National Association of Corporate Directors.

Our board believes that Ms. Butcher’s extensive managerial and leadership experience in the chemical industry adds significant value to our board and the Company.

Roeland Polet joined the Company as our Chief Executive Officer September 2024.  Effective December 4, 2025, Mr. Polet was appointed to the Board of Directors and as the Chairman of the Board. Mr. Polet served as the Chief Executive Officer, DSM Materials Businesses, for Koninklijke DSM N.V., a Dutch multinational corporation headquartered in Heerlen, Netherlands and publicly traded company with ordinary shares listed on the NYSE Euronext stock exchange in Amsterdam (“DSM”). He served in such role from 2019 to 2023 and also served in other senior leadership roles for DSM from 2015 to 2022, including President and Chief Executive Officer, Protective Materials, and President and Chief Executive Officer, Engineering Materials. At DSM, Mr. Polet demonstrated broad product and end-market experience with respect to chemicals and other materials and implemented significant growth, talent, operational and commercial excellence initiatives. Prior to his service at DSM, Mr. Polet served in senior leadership roles at Valspar Corporation, Celanese Corporation and Carbolite Foods, Inc. Mr. Polet has extensive global business experience including in the United States, Asia and Europe. Mr. Polet received a bachelor of arts, economics, from State University of New York at Buffalo.

Our board believes that Mr. Polet's extensive experience in the chemical industry, including his managerial and leadership experience, adds significant value to our board and the Company.

Rose M. Sparks served on our board from 2019 to July 2024. Mrs. Sparks has been our principal financial officer and treasurer and principal accounting officer since 2012 and our chief financial officer since 2013. Prior to 2013, Mrs. Sparks served as the controller of FutureFuel Chemical Company since its acquisition in 2006 and has 34 years of leadership, business, and accounting experience at the Batesville facility. Prior to our acquisition of FutureFuel Chemical Company, Mrs. Sparks worked for Eastman Chemical as controller at the Batesville plant. Mrs. Sparks graduated from Arkansas College (now Lyon College) with a BS in accounting and is a certified public accountant with inactive status.

Our board believes that Mrs. Sparks’ experience, knowledge, skills, and expertise acquired as controller of FutureFuel Chemical Company, and her knowledge of our operations and business strategies gained over her years of service in that role, as well as experience as a certified public accountant, add significant value to the Company.

Kyle Gaither was appointed as our Chief Operations Officer in February 2023. Prior to this appointment, Mr. Gaither served as General Manager since January 2018. Mr. Gaither has worked for FutureFuel Chemical Company and its predecessor, Eastman Chemical Company, and Eastman Kodak Company, for over 34 years in various leadership and engineering roles. He has spent the majority of his career in manufacturing and manufacturing support which has allowed him to gain a great working knowledge of the Company’s manufacturing operations and capabilities. Mr. Gaither received a BS degree in Chemical Engineering from the University of Arkansas and holds a Professional Engineer license. Our board believes that Mr. Gaither’s experience, knowledge, skills, and expertise acquired through his years of working in manufacturing for FutureFuel Chemical Company and its predecessors add significant value to the Company.

Involvement in Legal Proceedings

None of our directors or executive officers were involved within the past ten years in any matter described in Item 401(f) of Regulation S-K.

Code of Business Conduct and Ethics

We adopted a code of business conduct and ethics that applies to all of our employees and the employees of our subsidiaries, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of this code of business conduct and ethics has been posted on our Internet website and may be accessed at https://futurefuelcorporation.gcs-web.com/corporate-governance. We will provide any person, without charge, a copy of such code of business conduct and ethics upon request to FutureFuel Corp., 2800 Gap Road, Batesville, Arkansas 72501, attention: Investor Relations.

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

Pamela R. Butcher (Chair)

Dale E. Cole

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

General

Our board of directors has established a Compensation Committee. The Compensation Committee’s responsibilities include, among other things, determining our policy on remuneration to the Company’s officers and directors and the executive officers and directors of FutureFuel Chemical Company. In 2025, we paid salaries, bonuses, and other forms of compensation to the Company's officers and the officers of FutureFuel Chemical Company as described below.

The Company determined for 2025 not to pay salaries, bonuses, or other forms of cash compensation to any of our board members that serve as employees of the Company (in their capacities as such). Executive officer compensation will be monitored during 2026 and set or adjusted as the Compensation Committee and the board deems appropriate.

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

The elements of our compensation program include base salary, bonuses, certain equity awards to our CEO, certain other compensation to our CEO in the form of a jet card, and certain retirement, insurance, and other benefits generally available to all employees. In addition, in 2017, our board adopted the Incentive Plan which was approved by our shareholders at our 2017 annual meeting. The Incentive Plan provides equity-based compensation to our executive officers and our directors. Our Compensation Committee, and the Company generally, makes decisions with respect to each compensation element paid or payable to our personnel on an individual-by-individual basis and does not necessarily take into account decisions made with respect to other elements of compensation that may be paid to such individual. The overall goal of our compensation program, however, is to achieve the goals described above.

Cash Salaries and Bonuses

The Company and Mr. Polet have entered into an employment agreement dated August 16, 2024 (the “Employment Agreement”). The Employment Agreement provides for, among other things, an annual base salary of $500 and a target annual bonus equal to 50% his annual base salary, subject to performance conditions established from time to time by the Compensation Committee. No other executive officer is party to an employment agreement with the Company.

Bonuses for Mr. Polet, Mrs. Sparks Mr. Gaither, and other members of lead management of FutureFuel Chemical Company were determined in January 2026 based on the final Company performance for 2025. Those bonuses were approved by the Compensation Committee of our Board based on company financial results and personal performance goals established in January of 2025. For the year 2025, we established a bonus pool for the other employees of our subsidiary, FutureFuel Chemical Company.  The total bonus target amount was determined by the Compensation Committee in consultation with the CEO.  Eligible FutureFuel Chemical Company employees hired prior to January 1, 2025 received bonuses of approximately 40 hours of pay at their normal hourly rate. Employees hired in 2025 received a prorated or reduced amount based on their months of service. Such bonus distributions were designed to be sufficient compensation for the services rendered, competitive with market rates for similar services, and sufficient to motivate these individuals to aid in our achievement of short-term and long-term corporate goals.

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

The Incentive Plan authorizes us to issue stock options (including incentive stock options and non-qualified stock options), stock awards, and stock appreciation rights. As of December 31, 2025, we have issued or awarded 94,000 options to purchase shares of our common stock, 760,079 restricted stock units (“RSUs”) and 101,514 shares of restricted stock, in each case under the Incentive Plan. The Employment Agreement for Mr. Polet provided for the issuance of the 750,000 RSUs to him, vesting in five equal installments on each anniversary of the award date and subject to the other terms and conditions of the Incentive Plan and an award agreement entered into by the Company and Mr. Polet. See Note 17 to our consolidated financial statements for a detailed discussion of 2025 stock-based compensation awards. Historically, the Company has not regularly issued equity awards under the Incentive Plan and therefore has not had a determined schedule for award issuance. However, the Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Eligible participants in the Incentive Plan include (i) members of our board of directors and our executive officers; (ii) regular, active employees of us or of any of our subsidiaries; and (iii) persons engaged by us or by any of our subsidiaries to render services to us or our subsidiaries as an advisor or consultant.

Awards under the Incentive Plan are limited to shares of our common stock, which may be shares reacquired by us, including shares purchased in the open market, or authorized but unissued shares. Awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate, or 4,310,167 shares, as of the date of the adoption of the Incentive Plan. Taking into account the prior grants of stock options and stock awards under the Incentive Plan, 4,386,351 shares are available to be issued under the Incentive Plan as of December 31, 2025.

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

The Administrator may grant annual performance vested options. Performance will be tied to annual cash flow targets (our consolidated income plus depreciation plus amortization) in amounts to be determined. Annual performance vested options will vest 25% for each year that the annual cash flow target is achieved (with provisions for subsequent year catch-ups). Neither our management nor our Compensation Committee, however, has through the year ended December 31, 2025 made any awards that were contingent upon the achievement of specified performance goals or that were otherwise performance-vested. Rather, through 2025, all grants were made in the discretion of our Compensation Committee based upon their authority under the Incentive Plan.

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

Upon issuance of a restricted stock award, a participant in the Incentive Plan will not recognize income in the year of grant but will, absent a Section 83(b) election, receive taxable income in the year which the shares' restrictions lapse equal to the market value of the stock on the lapse date.  We will receive a corresponding tax deduction when the participant recognizes taxable income.

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

Mr. Polet is permitted to use a Company-owned jet card that provides for his use of certain chartered flights. In the event Mr. Polet’s use of the jet card subjects him to additional personal income tax, the Company has agreed to gross up Mr. Polet’s compensation to account for such additional tax.

The Compensation Committee

Our Compensation Committee currently consists of Dale E. Cole (Chair), Pamela R. Butcher, and Paul E. Manheim. Each of these individuals is an “independent director” under the rules of the NYSE, a “Non-Employee Director” within the meaning of Section 16 of the Exchange Act, and an “outside director” within the meaning of §162(m) of the Internal Revenue Code of 1986, as amended. During 2025, Mr. Bedell and Terrance C.Z. Egger, who retired as a member of our board effective as of the 2025 Annual Meeting and did not stand for re-election at the Annual Meeting, also served on the Compensation Committee.

Recommendations from Management

Our chairman and chief executive officer make recommendations to the Compensation Committee regarding salaries and bonuses for executive officers, as well as awards under the Incentive Plan. The Compensation Committee takes these recommendations into consideration in approving all such salaries, bonuses, and awards.

Summary Compensation Table

Our executive officers were paid the following compensation for the three-year period ended December 31, 2025.

Summary Compensation Table

(Dollars in thousands)

				Stock	Option	All Other
Person	Year	Salary	Bonus	Awards (f)	Awards	Compensation (g)	Total
Roeland Polet (a), (b)	2025	$499	$-	$-	$-	$32	$531
Chief Executive Officer	2024	143	41	4,911	-	9	5,104
Rose M. Sparks (a), (c)	2025	351	16	17	-	2	386
Chief Financial Officer, principal financial officer, and treasurer,	2024	317	52	-	-	61	430
FutureFuel Corp. and FutureFuel Chemical Company	2023	280	152	-	-	128	560
Charles Lyon (a), (d)	2025	90	-	-	-	362	452
Chief Commercial Officer FutureFuel Corp.	2024	283	52	-	-	51	386
	2023	271	149	-	-	45	465
Kyle Gaither (a), (e)	2025	258	21	17	-	2	298
Chief Operations Officer	2024	258	52	-	-	29	339
FutureFuel Corp.	2023	248	145	-	-	24	417

(a)	Executive officers of FutureFuel Chemical Company for the years indicated.

(b)

Mr. Polet was appointed Chief Executive Officer effective September 3, 2024.  Mr. Polet was issued 750,000 RSUs that vest annually on the anniversary date.  These RSUs and related dividends had an intrinsic value of $4,519 and $392, respectively.

(c)	For Mrs. Sparks, all other compensation includes director fees of $35 and $105 in 2024 and 2023, respectively. Mrs. Sparks resigned from the board of directors in July 2024.

(d)	Mr. Lyon and the Company agreed to terminate his employment effective as of March 31, 2025.

(e)	Mr. Gaither was appointed Chief Operations Officer effective February 9, 2023.

(f)

Represents the grant date valuation of the awards under ASC Topic 718 Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 17 to our consolidated financial statements included elsewhere herein.

(g)

Represents the grant date valuation of the awards under ASC Topic 718, Stock Compensation. Assumptions used for determining the value of awards reported here are set forth in Note 17 to our consolidated financial statements included elsewhere herein.

(h)	Includes contributions (including accrued contributions) to vested and unvested defined contribution plans, apartment benefits for Mr. Polet and Mr. Lyon, jet card benefit for Mr. Polet, automobile benefits for Mr. Lyon, HSA matching contributions, and the dollar value of any insurance premiums paid by, or on behalf of, us during or for the covered fiscal year with respect to life and disability insurance for the benefit of the named person. The above amounts do not include travel expenses reimbursed pursuant to Company policy. For 2025, the value of all other compensation not a perquisite or personal benefit in excess of $10 was for 401(k) match and the 2024 401(k) true-up for $0 to Mr. Polet, $11 to Mrs. Sparks, $12 to Mr. Lyon, and $9 to Mr. Gaither.

Grants of Plan-Based Awards

In 2024, the Company issued 750,000 RSUs to Roeland Polet, the Company’s Chief Executive Officer in connection with his Employment Agreement. The RSUs vest in five equal installments on each anniversary of the award date, September 3, 2024. The total expense of the award was valued at $4,911 at the grant date inclusive of dividends. The RSUs were estimated at $4,519 and will be recognized as compensation expense over the vesting period.  The compensation expense recorded in 2025 and 2024 was $1,092 and $392, respectively. The equivalent dividends earned on the RSUs are forfeitable and recorded as a reduction in retained earnings and an increase in additional paid in capital.

In 2025, the Company issued 5,012 shares of restricted stock to each of Ms. Sparks and Mr. Gaither. The awards vest 33% each year over a three-year period.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exerciseable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Options (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards; Number of unearned RSUs That Have Not Vested	Equity Incentive Plan Awards: Market Value of Number of Unearned RSUs That Have Not Vested $
Roeland Polet (a)	N/A	N/A	N/A	N/A	N/A	649,240	$2,071
Rose M. Sparks	N/A	N/A	N/A	N/A	N/A	5,012	$16
Kyle Gaither	N/A	N/A	N/A	N/A	N/A	5,012	$16

(a) In 2024, the Company issued 750,000 RSUs to Roeland Polet, the Company’s Chief Executive Officer in connection with his Employment Agreement. The RSUs vest in five equal installments on each anniversary of the award date, September 3, 2024. The market value is based on the closing market price of the Company’s stock on December 31, 2025.

Option Exercises and Stock Vested

No previously issued options were exercised by our executive officers in 2025. No previously issued stock awards vested in 2025.

Potential Payments upon Termination or Change in Control

Pursuant to the Employment Agreement, upon a termination of Mr. Polet’s employment without “cause” or by the executive for “good reason,” he is entitled to receive, among other things, a payment equal to: (i) 12 months’ base salary and (ii) his target annual bonus, paid in equal installments over the 12-month period following termination and execution of a release of claims. Based on Mr. Polet’s base salary and target annual bonus payment in effect as of December 31, 2025, such payment would be equal to $750,000 if Mr. Polet had been terminated as of such date. Mr. Polet is not entitled to any payment upon a change in control unless he is terminated under the circumstances described above. Upon termination of his employment or a change in control, Mr. Polet is not entitled to the acceleration of any equity award that he has received to date.

Compensation of Directors

For the first quarter of 2025, our non-employee director compensation program consisted of the following: directors received an annual fee of $50, prorated if their service was for less than the full year. Committee heads received an additional $25 (chairman of the board), $20 (audit committee chairman), or $10 (other committee chairmen), on an annual basis, again prorated if serving as committee chairman for less than the full year. The Compensation Committee also approved the payment to our non-employee directors of $5 for each board meeting and $2.5 for each committee meeting, whether attended in person or telephonically.

Effective April 1, 2025, the Compensation Committee and the board modified our non-employee director compensation program to provide for an annual fee of $47.5, prorated if their service was for less than the full year. Committee heads received an additional $30 (chairman of the board), $15 (audit committee chairman), $10 (compensation committee chairman), or $7.5 (other committee chairmen), on an annual basis, again prorated if serving as committee chairman for less than the full year. The Compensation Committee also approved the payment to our non-employee directors of $2.5 for each committee meeting, whether attended in person or telephonically. Each non-employee director receives an annual grant of 5,000 shares of the Company’s common stock pursuant and subject to the terms and conditions of the Incentive Plan, with the grant on the date of the Company’s annual meeting of stockholders. Upon the appointment of a new director to the Board, such director receives a grant of options to purchase up to 10,000 shares of the Company’s Common Stock pursuant and subject to the terms and conditions of the Incentive Plan.

The following was the compensation paid to our non-employee directors for 2025. Mr. Polet, as our Chief Executive Officer, does not receive compensation for his service as chairman of the board or as a member of the board.

Summary Compensation of Directors Table

(Dollars in thousands)

					Change in
					Pension Value
					and Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Director	($)	($)	($)	($)	($)	($)	($)
Donald C. Bedell (d)	128.5	16.3	0	0	0	0	144.8
Paul M. Manheim (d)	135.6	16.3	0	0	0	0	151.9
Dale E. Cole (d)	124.4	16.3	0	0	0	0	140.7
Terrance C.Z. Egger (a)(d)	105.7	0	0	0	0	0	105.7
P.A. Novelly, II (b)(d)	66.9	16.3	0	0	0	0	83.2
Ron J. Kruszewski (d)	66.9	16.3	0	0	0	0	83.2
G Bruce Greer (d)	89.4	16.3	0	0	0	0	105.7
Richard P. Rowe (d)	89.4	16.3	0	0	0	0	105.7
Pamela R. Butcher (d)	46.6	16.3	9.5	0	0	0	72.4

(a)	Mr. Egger retired from the Board of Directors effective as of November 11, 2025.
(b)	Director fees were designated to be paid to a charitable organization by P.A. Novelly, II in the amount of $66.9.
(c)	Ms. Butcher was appointed to the Board of Directors on April 3, 2025.
(d)	In November 2025, we granted annual stock awards of 5,000 restricted shares to each member of the Board of Directors pursuant to the Incentive Plan. The restricted shares vest in four equal installments beginning March 31, 2026 and ending on November 18, 2026.

In December 2025, the compensation committee reviewed the compensation structure and recommended to the board, which the board approved, a modification to the structure to provide for an annual $20 to be paid to any Lead Independent Director then serving and to provide for an annual grant of options to purchase up to 10,000 shares of the Company’s Common Stock pursuant and subject to the terms and conditions of the Incentive Plan, to be issued as of the close of business two business days following the filing of the Company’s Annual Report on Form 10-K.

The following table sets forth information concerning unexercised options, stock awards that have not vested, and equity incentive plan awards as of December 31, 2025, with respect to our directors.

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan Awards:
			Equity				Market	Awards:	Market or
			Incentive			Number	Value of	Number of	Payout Value
			Plan Awards:			of Shares	Shares	Unearned	of Unearned
	Number of	Number	Number of			or Units	or Units	Shares, Units	Shares, Units
	Securities	of Securities	Securities			of Stock	of Stock	or Other	or Other
	Underlying	Underlying	Unexercised	Option		That	That	Rights That	Rights That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
P.A. Novelly, II (a)(b)	10,000	0	0	7.18	8/1/2027	0	0	5,000	16.3
Ron J. Kruszewski (a)(b)	10,000	0	0	7.18	8/1/2027	0	0	5,000	16.3
G Bruce Greer (a)(b)	10,000	0	0	7.55	3/18/2029	0	0	5,000	16.3
Richard P. Rowe (a)(b)	10,000	0	0	5.73	8/13/2029	0	0	5,000	16.3
Pamela R. Butcher (a)(b)	10,000	0	0	3.96	4/3/2030	0	0	5,000	16.3
Paul M. Manheim (b)	0	0	0	-	-	0	0	5,000	16.3
Dale E. Cole (b)	0	0	0	-	-	0	0	5,000	16.3
Donald C. Bedell (b)	0	0	0	-	-	0	0	5,000	16.3

(a)

In April 2025, August 2024, March 2024 and August 2022, we granted a total of 10,000, 10,000, 10,000 and 20,000, respectively, stock options to our new board members. The options awarded have an exercise price equal to the mean between the highest and lowest quoted sales prices for the Company’s common stock as of the grant date as reported by the New York Stock Exchange. The options awarded vested immediately and expire on April 3, 2030, August 13, 2029, March 18, 2029 and August 1, 2027, respectively. See Note 17 to our consolidated financial statements for a discussion of the Company’s plan-based awards.

(b)	In November 2025, we granted annual stock awards of 5,000 restricted shares to each member of the Board of Directors pursuant to the Incentive Plan. The restricted shares vest in four equal installments beginning March 31, 2026 and ending November 18, 2026.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2025 were Donald C. Bedell, Terrance C.Z. Egger, Paul M. Manheim, Pamela R. Butcher and Dale E. Cole. The committee was chaired by Mr. Cole. Mr. Bedell resigned from the Compensation Committee in June 2025 and was replace by Ms. Butcher. Mr. Egger retired from the board of directors and the Compensation Committee as of November 2025. None of such individuals are or have been an officer or employee of the Company, nor did we enter into any transactions with such individuals during 2025 (other than the payment of directors’ fees and other compensation, as noted above, solely in their capacity as directors).

Mr. Novelly, II, Mr. Bedell, and Mr. Manheim (chair of the Audit Committee) are directors of World Point Terminals, Inc., a Delaware company based in Missouri that, through its operating subsidiaries, owns and operates petroleum storage facilities in the United States. World Point Terminals, Inc. does not have a separate compensation committee.

Compensation Committee Report

The Compensation Committee of our board has reviewed and discussed the Compensation Discussion and Analysis set forth above with our management. Based on this review and discussions, the Compensation Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Dale E. Cole (Chair), Paul M. Manheim, and Pamela R. Butcher

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

Our board of directors adopted the Incentive Plan which was approved by our shareholders at our 2017 annual shareholder meeting. We do not have any other equity compensation plans or individual equity compensation arrangement. Under the Incentive Plan, awards are limited to 10% of the issued and outstanding shares of our common stock in the aggregate. The shares to be issued under the Incentive Plan were registered with the SEC on a Form S-8 filed on November 9, 2017. Through December 31, 2025, we have issued options to purchase 94,000 shares of our common stock, of which options to purchase 50,000 shares remain issued and outstanding, but have awarded no shares to participants under the Incentive Plan. The following additional information regarding the Incentive Plan is as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (excluding RSUs reflected in column (a))	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	850,393	$6.32	3,456,008

Security Ownership of Certain Beneficial Owners

As of the date of this report, 43,863,507 shares of our common stock are issued and outstanding, and we have no other securities issued and outstanding. The shares of common stock are our only voting securities issued and outstanding. The following table sets forth the number and percentage of shares of common stock owned by all persons known by us to be the beneficial owners of more than 5% of shares of our common stock as of February 25, 2026.

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

	Amount of	Percent of
	Beneficial	Common
Name of Beneficial Owner	Ownership	Stock
Paul A. Novelly II (a)	17,480,100	39.9%
Roeland Polet (b)	775,000	1.8%
Ron J. Kruszewski (d)	120,000	*
Donald C. Bedell (c)	119,975	*
Paul M. Manheim	29,103	*
Rose M. Sparks	24,295	*
G Bruce Greer (d)	20,000	*
Richard P Rowe (d)	20,000	*
Pamela R. Butcher (d)	15,000	*
Dale E. Cole	12,516	*
Kyle Gaither	6,173	*
All directors and executive officers	18,622,162	42.5%

*less than 1%

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

(b)	Includes 750,000 RSUs subject to certain vesting conditions, of which 95,478 RSUs have vested.
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

Dale E. Cole

Ron J. Kruszewski

G. Bruce Greer

Richard P. Rowe

Pamela R. Butcher

Each member of our board of directors’ Compensation, Audit, and Nominating/Corporate Governance Committees are comprised of directors who are independent under the definition of independence adopted by the NYSE.

Item 14. Principal Accountant Fees and Services.

Audit Fees

During fiscal 2025, we incurred $553,052 and $71,271 for audit and financial statement review services from Grant Thornton LLP and RSM US LLP, respectively.  During fiscal 2024, we incurred $519,117 and $146,000 for audit and financial statement review services from Grant Thornton LLP and RSM US LLP, respectively.

Audit-Related Fees

During fiscal 2025 and 2024, we incurred $23,850 and $21,000, respectively, for employee benefit plan audit procedures from Grant Thornton LLP.

Tax Fees

During fiscal 2025 and 2024, we incurred fees of $0 and $0, respectively, for tax compliance, tax advice and tax planning services from Grant Thornton LLP or RSM US LLP.

All Other Fees

We did not incur any other fees for other services from Grant Thornton LLP and RSM US LLP during fiscal 2025 or fiscal 2024.

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

1.

FutureFuel Corp.’s audited consolidated Balance Sheets as at December 31, 2025 and 2024 and the related consolidated Statements of Operations, Statements of Changes in Stockholders’ Equity, and Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.

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

10.7

Second Amended and Restated Credit Agreement dated as of February 21, 2025 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party there to, and Regions Bank, as administrative agent and collateral agent (incorporated by references to Exhibit No. 10.8 to Form 10-K filed March 31, 2025).

10.8

First Amendment to Second Amended and Restated Credit Agreement dated as of July 25, 2025 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent (incorporated by reference to Exhibit No 10.1 to Form 10-Q filed November 10, 2025).

10.9	Second Amendment to Second Amended and Restated Credit Agreement dated as of December 22, 2025 by and among FutureFuel Corp. and FutureFuel Chemical Company, certain Subsidiaries from time to time party thereto, as guarantors, the Lenders from time to time party thereto, and Regions Bank, as administrative agent and collateral agent.

10.10*	Form of Option Agreement (incorporated by reference to Exhibit No 10.2 to Form 10-Q filed August 8, 2022).

10.11*	Employment Agreement, dated August 16, 2024, by and between Roeland Polet and FutureFuel Corp. (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 20, 2024).

10.12*	Form of Restricted Stock Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.12 to Form 10-K filed March 31, 2025).

10.13*	Form of Stock Unit Award Agreement (Employee) (incorporated by reference to Exhibit 10.13 to Form 10-K filed March 31, 2025).

19.1	FutureFuel Corp. Insider Trading Policy

21	Subsidiaries of FutureFuel Corp.

23.1	Consent of Grant Thornton LLP

23.2	Consent of RSM US LLP

31.1	Rule 13a-15(e)/15d-15(e) Certification of chief executive officer

31.2	Rule 13a-15(e)/15d-15(e) Certification of principal financial officer

32.1	Section 1350 Certification of chief executive officer and principal financial officer

97.1	FutureFuel Corp. Clawback Policy

101.1	Interactive Data Files**
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement

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

/s/ Roeland Polet

Roeland Polet, Chief Executive Officer, Principal Executive Officer, Chairman and Director

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

/s/ Pamela R. Butcher

Pamela R. Butcher, Director

Date: March 16, 2026