Form 10-Q
period 2026-03-31
FutureFuel Corp.
filed 2026-05-11
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2026: 43,863,507

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	(Unaudited)	As Adjusted (Note 1)
	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$22,367	$51,316
Accounts receivable, net of allowances for expected credit losses of $44 and $28, respectively	13,312	9,405
Inventory, net	31,102	29,334
Income tax receivable	82	88
Prepaid expenses	2,840	4,077
Other current assets	14,440	14,383
Total current assets	84,143	108,603
Property, plant and equipment, net	89,881	86,797
Other assets	4,973	4,922
Total noncurrent assets	94,854	91,719
Total Assets	$178,997	$200,322
Liabilities and Stockholders’ Equity
Accounts payable	$11,818	$10,633
Accounts payable – related parties	43	40
Deferred revenue – current	1,575	1,519
Dividends payable	571	2,761
Accrued expenses and other current liabilities	3,558	2,783
Total current liabilities	17,565	17,736
Deferred revenue – noncurrent	11,244	11,644
Dividends payable - noncurrent	201	196
Noncurrent deferred income taxes	1,057	1,055
Other noncurrent liabilities	7,003	7,048
Total noncurrent liabilities	19,505	19,943
Total liabilities	37,070	37,679
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,863,507 shares issued and outstanding as of March 31, 2026 and December 31, 2025	4	4
Additional paid in capital	203,645	203,771
Retained earnings (accumulated deficit)	(61,722)	(41,132)
Total stockholders’ equity	141,927	162,643
Total Liabilities and Stockholders’ Equity	$178,997	$200,322

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net Loss

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
		As Adjusted (Note 1)
	2026	2025
Revenue	$31,901	$17,538
Revenue – related parties	51	-
Cost of goods sold	47,012	32,185
Cost of goods sold – related parties	-	2
Distribution	798	490
Distribution – related parties	-	49
Gross loss	(15,858)	(15,188)
Selling, general, and administrative expenses
Compensation expense	1,269	1,940
Other expense, net	2,745	783
Related party expense	131	161
Research and development expenses	840	1,391
Total operating expenses	4,985	4,275
Loss from operations	(20,843)	(19,463)
Interest income	298	1,237
Interest expense	(29)	(36)
Other income, net	269	1,201
Loss before taxes	(20,574)	(18,262)
Income tax provision (benefit)	8	(168)
Net loss	$(20,582)	$(18,094)

Loss per common share
Basic	$(0.47)	$(0.41)
Diluted	$(0.47)	$(0.41)
Weighted average shares outstanding
Basic	44,026,813	43,803,243
Diluted	44,026,813	43,803,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2026
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2025	43,863,507	$4	$203,771	$(41,132)	$162,643
Cash dividends declared, $0.01 per share	-	-	(439)	-	(439)
Stock based compensation	-	-	313	(8)	305
Net loss	-	-	-	(20,582)	(20,582)
Balance - March 31, 2026	43,863,507	$4	$203,645	$(61,722)	$141,927

	For the Three Months Ended March 31, 2025 (As Adjusted (Note 1))
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Change in accounting principle	-	-	-	6,252	6,252
Balance - December 31, 2024, as adjusted	43,803,243	4	205,434	6,635	212,073
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(18,094)	(18,094)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(11,460)	$194,205

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
		As Adjusted (Note 1)
	2026	2025
Cash flows from operating activities
Net loss	$(20,582)	$(18,094)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,557	2,328
Amortization of deferred financing costs	19	26
Provision (benefit) for deferred income taxes	2	(174)
Change in fair value of derivative instruments	2,488	259
Stock based compensation	305	226
Gain on disposal of property and equipment	-	(31)
Change in allowance for credit losses	16	(1)
Change in inventory reserve	269	(453)
Noncash interest expense	9	9
Changes in operating assets and liabilities:
Accounts receivable	(3,923)	13,969
Inventory	(2,037)	(4,943)
Income tax receivable	6	6
Prepaid expenses	1,237	1,075
Prepaid expenses – related parties	-	(12)
Other assets	(1,681)	(6)
Accounts payable	931	(3,404)
Accounts payable – related parties	3	(94)
Dividends payable	8	-
Accrued expenses and other current liabilities	775	3,617
Deferred revenue	(344)	(31)
Other noncurrent liabilities	(54)	333
Net cash used in operating activities	(19,996)	(5,395)
Cash flows from investing activities
Collateralization of derivative instruments	(934)	(110)
Proceeds from the sale of property and equipment	-	31
Capital expenditures	(5,387)	(4,003)
Net cash used in investing activities	(6,321)	(4,082)
Cash flows from financing activities
Payment of dividends	(2,632)	(2,628)
Deferred financing costs	-	(365)
Net cash used in financing activities	(2,632)	(2,993)
Net change in cash and cash equivalents	(28,949)	(12,470)
Cash and cash equivalents at beginning of period	51,316	109,541
Cash and cash equivalents at end of period	$22,367	$97,071

Non-cash activities
Change in noncash capital expenditures	$254	$(407)

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements of FutureFuel Corp.

(Dollars in thousands, except per share and per gallon amounts)

(Unaudited)

1)	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by FutureFuel Corp. (“FutureFuel” or “the Company”) in accordance and consistent with the accounting policies stated in the Company's 2025 Annual Report on Form 10-K, inclusive of the audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements. Certain reclassifications were made to prior year amounts to conform to the 2026 presentation.

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

A component of Other expense, net, in the consolidated statement of operations and net loss for the three months ended March 31, 2026, includes $1,357 of incremental, non-recurring costs associated with the Winter Storm Fern freeze event, which caused a 30-day shutdown for the majority of our manufacturing plant. These expenditures primarily consisted of idle labor and emergency repairs and are abnormal to the Company's standard operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Effective  January 1, 2026, the Company elected to change its method of accounting for certain inventory from last in, first out ("LIFO") to weighted average cost. The Company believes the change to weighted average cost is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. Comparative financial statements for prior years have been adjusted to apply the new method retrospectively. The tables below illustrate the impacts for the prior three-month period ended  March 31, 2025, had the Company reported under the weighted average cost basis of accounting:

	March 31, 2025
	As Originally
Condensed Balance Sheets	Reported under LIFO	As Adjusted	Effect of Change
Inventories, net	$26,664	$32,412	$5,748
Total current assets	143,377	149,125	5,748
Total Assets	227,669	233,417	5,748
Noncurrent deferred income taxes	773	720	(53)
Total noncurrent liabilities	8,729	8,676	(53)
Total liabilities	39,265	39,212	(53)
Retained earnings (accumulated deficit)	(17,261)	(11,460)	5,801
Total stockholders' equity	188,404	194,205	5,801
Total Liabilities and Stockholders' Equity	227,669	233,417	5,748

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three months ended March 31, 2025
	As Originally
Condensed Statement of Operations and Net Loss	Reported under LIFO	As Adjusted	Effect of Change
Revenue	$17,538	$17,538	$-
Cost of goods sold	31,560	32,185	625
Gross loss	(14,563)	(15,188)	(625)
Loss from operations	(18,838)	(19,463)	(625)
Loss before taxes	(17,637)	(18,262)	(625)
Income tax provision (benefit)	6	(168)	(174)
Net loss	(17,643)	(18,094)	(451)

Loss per common share
Basic	$(0.40)	$(0.41)	$(0.01)
Diluted	$(0.40)	$(0.41)	$(0.01)

	Three months ended March 31, 2025
	As Originally
Condensed Statements of Cash Flows	Reported under LIFO	As Adjusted	Effect of Change
Net loss	$(17,643)	$(18,094)	$(451)
Provision (benefit) for deferred income taxes	-	(174)	(174)
Inventory	(5,568)	(4,943)	625
Net Cash flows from Operating Activities	(5,395)	(5,395)	-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	December 31, 2025
	As Originally
Condensed Balance Sheet	Reported under LIFO	As Adjusted	Effect of Change
Inventories, net	$21,254	$29,334	$8,080
Total current assets	100,523	108,603	8,080
Total Assets	192,242	200,322	8,080
Noncurrent deferred income taxes	910	1,055	145
Total noncurrent liabilities	19,798	19,943	145
Total liabilities	37,534	37,679	145
Retained earnings (accumulated deficit)	(49,067)	(41,132)	7,935
Total stockholder's equity	154,708	162,643	7,935
Total Liabilities and Stockholder's Equity	192,242	200,322	8,080

The following tables summarize the effect of the change on the Company's results of operations for the three months ended March 31, 2026.

	March 31, 2026
Condensed Balance Sheets	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Inventories, net	$31,102	$31,414	$312
Total current assets	84,143	84,455	312
Total Assets	178,997	179,309	312
Income tax payable	-	6	6
Total current liabilities	17,565	17,571	6
Noncurrent deferred income taxes	1,057	1,131	74
Total noncurrent liabilities	19,505	19,579	74
Total liabilities	37,070	37,150	80
Retained earnings (accumulated deficit)	(61,722)	(61,490)	232
Total stockholders' equity	141,927	142,159	232
Total Liabilities and Stockholders' Equity	178,997	179,309	312

	Three months ended March 31, 2026

Condensed Statement of Operations and Net Loss	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Revenue	$31,952	$31,952	$-
Cost of goods sold	47,012	46,700	(312)
Gross loss	(15,858)	(15,546)	312
Loss from operations	(20,843)	(20,531)	312
Loss before taxes	(20,574)	(20,262)	312
Income tax provision (benefit)	8	88	80
Net loss	(20,582)	(20,350)	232

Loss per common share
Basic	$(0.47)	$(0.46)	0.01
Diluted	$(0.47)	$(0.46)	0.01

	Three months ended March 31, 2026
Condensed Statements of Cash Flows	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Net loss	$(20,582)	$(20,350)	$232
Benefit for deferred income taxes	2	76	74
Inventory	(2,037)	(2,349)	(312)
Income taxes payable	-	6	6
Net Cash flows from Operating Activities	(19,996)	(19,996)	-

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Recently Adopted Accounting Standards

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 permits the use of certain estimates and assumptions in developing forecasts used for determining expected credit losses on accounts receivable. This guidance was effective for us  January 1, 2026 and did not materially impact our consolidated financial statements.

Accounting Standards Issued, Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06 “Intangibles – Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates the consideration of project development stages in determining whether a cost is eligible for capitalization. Instead, cost capitalization will be based on a “probable to complete” threshold. This guidance will be effective for us on January 1, 2028. We are evaluating the impact, if any, that the adoption of ASU 2025-06 may have on the Company's financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-10 “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” ASU 2025-10 finalizes proposed ASU No. 2024-ED700 of the same name and establishes authoritative guidance for business entities on the recognition, measurement, and presentation of government grants. A government grant is defined, in part, as a transfer of a monetary asset from a government to a business entity. A government grant should not be recognized until it is probable that the business will comply with the conditions attached to the grant and that the grant will be received. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2029, and for interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating this accounting standard and currently does not expect the adoption to have a material impact on its financial statements and disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

2)	GOVERNMENT TAX CREDITS AND ASSET GRANTS

Due to the lack of specific U.S. GAAP guidance for the following tax credits, the Company elected to follow IAS 20 principles ("Accounting for Government Grants"). Accordingly, the following credits were recognized as a reduction in the cost of goods sold, net of estimated selling expenses. In addition, the Company utilizes the deferral method for grants related to long-lived assets, whereby the grant is recognized as deferred income and amortized to Other income and expense, net, systematically over the asset's productive life.

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The Small Agri-Biodiesel Producer Tax Credit expired  December 31, 2024.

On July 4, 2025, the Budget Reconciliation Act of 2025 officially reinstated and extended the Small Producer's Tax Credit through December 31, 2026. This transferable, nonrefundable credit offers eligible producers—those with a capacity of 60 million gallons or less—$0.20 per gallon on the first 15 million gallons of fuel they produce. The benefit of this credit is recognized as a reduction in cost of goods sold following IAS 20.

CLEAN FUEL PRODUCTION TAX CREDIT

The Clean Fuel Production Credit (“CFPC” or “45Z credit”), established by the Inflation Reduction Act of 2022 and extended through 2029 by the Budget Reconciliation Act of 2025, is a key incentive for low-emission transportation fuels. The Company’s biodiesel was approved for the CFPC in December 2024.

This transferable, nonrefundable income tax credit uses a sliding scale based on the fuel's greenhouse gas emissions. The Company qualifies for an increased credit above the base of $0.20 per gallon for non-aviation fuel because it satisfies the prevailing wage and apprenticeship requirements.

For the three months ended March 31, 2026 and 2025, the Company recognized $1.2 million and $0.0 million, respectively, in CFPC.

ASSET GRANT

In conjunction with a facility expansion project in March 2011, the Company secured federal and state grants. The resulting asset, which has a 33-year life, will have its value recognized as other operating income over the same period.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

3)	REVENUE RECOGNITION

The majority of revenue is from short-term contracts with revenue recognized when a single performance obligation to transfer product under the terms of a contract with a customer is satisfied.

Certain of the Company's custom chemical contracts within the chemical segment contain a material right as defined by ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”), from the provision of a customer option to purchase future goods or services at a discounted price as a result of upfront payments provided by customers. Each contract also has a performance obligation to transfer products with 30-day payment terms. The Company recognizes revenue when the customer takes control of the inventory, either upon shipment or when the material is made available for pick up. If the customer is deemed to take control of the inventory prior to pick up, the Company recognizes the revenue as a bill-and-hold transaction in accordance with ASC 606. The Company applies the renewal option approach in allocating the transaction price to these material rights and transfer of product. As a basis for allocating the transaction price to the material right and transfer of product, the Company estimates the expected life of the contract, the expected contractual volumes to be sold over that life, and the most likely expected sales price. Each estimate is updated quarterly on a prospective basis.

The Company leases warehouse space to a third-party tenant under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $170 for both the three months ended March 31, 2026 and 2025.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  March 31, 2026 and  December 31, 2025 consist of unbilled revenue from one customer and unbilled capital reimbursement from two customers and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $0 for both the three months ended March 31, 2026 and 2025. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $345 and $30 for the three months ended March 31, 2026 and 2025, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	March 31, 2026	December 31, 2025	December 31, 2024
Trade receivables, included in accounts receivable*	$12,544	$8,660	$14,991
Contract assets, included in accounts receivable	768	745	222
Contract liabilities, included in deferred revenue - short-term	1,575	1,519	697
Contract liabilities, included in deferred revenue - long-term	11,244	11,644	3,293

*Exclusive of the blender's tax credit (which expired 12/31/2024) of $0, $0, and $6,683, respectively, and net of allowances for expected credit losses of $44, $28, and $29, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Transaction price allocated to the remaining performance obligations:

At March 31, 2026, approximately $28,791 of revenue is expected to be recognized from the remaining performance obligations. The Company expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to ten years. Approximately 21% of this revenue is expected to be recognized over the next 12 months, and 49% is expected to be recognized in years two and three, and 30% in years four through ten. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Disaggregation of revenue - contractual and non-contractual:

	Three Months Ended March 31,
	2026	2025
Contract revenue from customers with > one-year arrangements	$10,389	$1,969
Contract revenue from customers with < one-year arrangements	21,563	15,514
Revenue from non-contractual arrangements	-	55
Total revenue	$31,952	$17,538

Timing of revenue:

	Three Months Ended March 31,
	2026	2025
Bill-and-hold revenue	$10,378	$4,590
Non-bill-and-hold revenue	21,574	12,948
Total revenue	$31,952	$17,538

As of March 31, 2026 and  December 31, 2025, $5,486 and $5,106, respectively, of bill-and-hold revenue had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

		As Adjusted (Note 1)
	March 31, 2026	December 31, 2025
At average cost (approximates current cost)
Finished goods	$12,401	$14,771
Work in process	666	684
Raw materials	18,035	13,879
Total inventory	$31,102	$29,334

Effective January 1, 2026, the Company changed its method of accounting for inventory from the LIFO method to the weighted average cost method. See Note 1 for additional information on the prior year effect.

5)	OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	March 31, 2026	December 31, 2025
Supplies and parts	$9,448	$9,372
Clean Fuel Production Credit	3,624	2,460
Collateralization of derivative instruments, net of fair value(1)	698	2,266
Small Producers Tax Credit	549	194
Other	121	91
Total	$14,440	$14,383

(1) On regulated fixed price futures commitments as shown in Note 6.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

6)	DERIVATIVE INSTRUMENTS

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

In order to manage commodity price risk caused by market fluctuations in feedstock and biofuel prices, future purchases of feedstock used in biodiesel production, physical feedstock, finished product inventories attributed to the process, and other petroleum products purchased or sold, the Company may enter into exchange-traded commodity futures and options contracts. The Company accounts for these derivative instruments in accordance with ASC Topic 815-20-25 “Derivatives and Hedging”, (“ASC 815”). Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. The Company had no derivative instruments that qualified under these rules as designated accounting hedges in 2026 or 2025. The Company has elected the normal purchase and normal sales exception for certain feedstock purchase contracts and supply agreements.

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net loss of $11,629 (including settlements of $9,141) for the three months ended March 31, 2026, and a net loss of $166 (including settlements of $93) for the three months ended March 31, 2025.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	March 31, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	64	$(2,501)	165	$(13)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $3,199 and $2,266 at March 31, 2026 and  December 31, 2025, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

7)	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	March 31, 2026	December 31, 2025
Accrued employee liabilities	$1,824	$1,386
Accrued property, franchise, motor fuel and other taxes	1,333	1,059
Other	401	338
Total	$3,558	$2,783

Other noncurrent liabilities consisted of the following at:

	March 31, 2026	December 31, 2025
Federal and state railroad grants	$2,754	$2,809
Employment tax credit	2,737	2,737
Asset retirement obligation	1,512	1,502
Total	$7,003	$7,048

8)	BORROWINGS

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

The interest rate floats at the following margins over Secured Overnight Financing Rate ("SOFR") or base rate based upon our consolidated leverage ratio.

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

There were no borrowings under the Credit Agreement at March 31, 2026 or December 31, 2025.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

9)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended March 31,
		As Adjusted (Note 1)
	2026	2025
Income tax provision (benefit)	$8	$(168)
Effective tax rate	0.0%	(0.9)%

The Company’s income tax provision for the three months ended March 31, 2026, is comprised immaterial state taxes and miscellaneous items. The income tax benefit for the three months ended March 31, 2025, was comprised of immaterial state taxes and miscellaneous items.

10)	EARNINGS PER SHARE

We compute earnings per share using the treasury method as all shares with participating security holders had vested.

The Company has outstanding Restricted Stock Units (“RSUs”) issued in 2024, for 750,000 shares which provide the holder with a non-forfeitable right to receive dividends on the full amount, even prior to vesting. The RSUs, and related dividends, vest in five equal installments on each anniversary of the award date. There were no other outstanding RSUs for the periods ended March 31, 2026 and 2025.

Basic and diluted earnings per common share were computed as follows:

	Three Months Ended March 31,
		As Adjusted (Note 1)
	2026	2025
Numerator:
Net loss	$(20,582)	$(18,094)
Denominator:
Weighted average shares outstanding – basic	44,026,813	43,803,243
Effect of dilutive securities:
Stock options and other awards	-	-
Weighted average shares outstanding – diluted	44,026,813	43,803,243

Basic loss per share	$(0.47)	$(0.41)
Diluted loss per share	$(0.47)	$(0.41)

The calculation of diluted earnings per share in the three months ended March 31, 2026 and 2025, excludes the effect of incremental shares from the unvested RSUs and options to purchase the Company’s stock, as their inclusion would be anti-dilutive due to the reported net loss. Certain options to purchase the Company's common stock were not included in the computation of diluted earnings per share for the three months ended March 31, 2026 and 2025 because they were anti-dilutive in the period. The weighted number of options excluded was 130,000 and 40,000, respectively.

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

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, internally generated Renewable Identification Numbers (“RINs”), biodiesel production byproducts, and revenue and profits from Legacy Regional Transport. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of March 31, 2026, FutureFuel held 0.2 million RINs with a fair market value of $298. Comparatively, at March 31, 2025, FutureFuel held 2.3 million RINs with a fair market value of $2,077 and at December 31, 2025, 0.4 million RINs were held with a fair market value of $379. The fair value of RINs is considered a Level 1 input and has no cost.

Summary of business by segment

	Three Months Ended March 31, 2026
	Chemical	Biofuel	Total
Revenue	$19,632	$12,320	$31,952

Less:
Cost of goods sold	21,794	25,218	47,012
Distribution	357	441	798
Segment gross loss	$(2,519)	$(13,339)	$(15,858)

Reconciliation of Segment gross loss to Net loss before income taxes:
Selling, general, and administrative expenses			$4,145
Research and development expenses			840
Other income, net			(269)
Net loss before income taxes			$(20,574)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three Months Ended March 31, 2025 (As Adjusted (Note 1))
	Chemical	Biofuel	Total
Revenue	$9,365	$8,173	$17,538

Less:
Cost of goods sold	15,140	17,047	32,187
Distribution	240	299	539
Segment gross loss	$(6,015)	$(9,173)	$(15,188)

Reconciliation of Segment gross loss to Net loss before income taxes:
Selling, general, and administrative expenses			$2,884
Research and development expenses			1,391
Other income, net			(1,201)
Net loss before income taxes			$(18,262)

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

The Company evaluated subsequent events that would require an adjustment to the Company’s consolidated financial statements or require disclosure in the notes to the consolidated financial statements through the date of issuance of the consolidated financial statements and determined no such events were required to be disclosed herein except as follows.

On May 9, 2026, the Company experienced a localized fire at its Batesville facility. In response to the event, emergency response protocols were immediately initiated, the fire was quickly extinguished, and no employees were injured. The event resulted in a temporary shutdown of biodiesel production but did not affect the Company’s chemical facilities. The Company is currently evaluating the affected portion of the facility and repairs necessary for a safe and rapid restart of production.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations of FutureFuel Corp. (“FutureFuel”, “the Company”, “we”, or “our”) should be read together with our consolidated financial statements, including the notes thereto, set forth herein and in our 2025 Annual Report on Form 10-K. This discussion contains forward-looking statements that reflect our current views with respect to future events and financial performance. Actual results may differ materially from those anticipated in these forward-looking statements. See “Forward-Looking Information” below for additional discussion regarding risks associated with forward-looking statements.

In the first quarter of 2026, the Company elected to change its method of accounting for certain inventories in the U.S. from last in, first out ("LIFO") to weighted average cost. The Company believes the change to weighted average cost is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. The Company retrospectively applied this change in accounting principle to all prior periods contained herein.

Unless otherwise stated, all dollar amounts are in thousands.

The designation “NA” (Not Applicable) in the tables below appears when a percentage change is calculated between a negative and a positive number (or positive and negative), rendering the result meaningless.

Overview

Our Company is managed and reported in two reportable segments: chemicals and biofuels. Within the chemical segment are two product groupings: custom chemicals and performance chemicals. The custom product group is composed of specialty chemicals manufactured for a single customer whereas the performance product group is composed of chemicals manufactured for multiple customers. The biofuel segment is composed of one product group. Management believes that the diversity of each segment strengthens the Company in its ability to utilize resources and is committed to growing each segment.

The biodiesel segment was supported by the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”). We generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of March 31, 2026, we held 0.2 million D4 RINs with a fair market value of $298. Comparatively, as of March 31, 2025, we held 2.3 million D4 RINs with a fair market value of $2,077.

On March 27, 2026, the EPA finalized the “Set 2” RFS volumes establishing the highest blending mandates in the program’s history targeting a 60% increase over 2025.  The EPA estimates the mandate will require roughly 5.3 to 5.4 billion physical gallons of biomass diesel in 2026 and 5.7 to 5.8 billion gallons in 2027. The rule reduced the RIN equivalency factor for renewable diesel from 1.7 to 1.6 (from a revenue advantage on every gallon sold of 13% to 6%) and further to 1.5 (the same as biodiesel) by 2027 which represents a fundamental shift in the competitive and structural landscape of biodiesel. To meet the 2027 volume targets, utilization of domestic capacity is expected to be 100%. The EPA delayed the implementation of the half RIN penalty for imported fuels and feedstocks until January 1, 2028.

On February 4, 2026, the Treasury Department and the Internal Revenue Service issued proposed regulations providing expanded guidance on the clean fuel production credit (“CFPC”) integrating changes from the Budget Reconciliation Act of 2025, which made modifications to the CFPC. The proposed rule is expected to help level the competitive environment for biodiesel by: (i) reducing the tax credit for sustainable aviation fuel from $1.75 per gallon to $1.00 per gallon effective January 1, 2026, and (ii) requiring that all feedstock be sourced from North America, as required for biomass-based diesel.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended March 31,
		As Adjusted (Note 1)	Dollar	%
	2026	2025	Change	Change
Revenue	$31,952	$17,538	$14,414	82%
Loss from operations	$(20,843)	$(19,463)	$(1,380)	(7)%
Net loss	$(20,582)	$(18,094)	$(2,488)	(14)%
Loss per common share:
Basic	$(0.47)	$(0.41)	$(0.06)	(14)%
Diluted	$(0.47)	$(0.41)	$(0.06)	(14)%
Adjusted EBITDA	$(13,823)	$(16,103)	$2,280	14%

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

The following table reconciles net (loss) income, the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
		As Adjusted (Note 1)
	2026	2025
Net loss	$(20,582)	$(18,094)
Depreciation	2,557	2,328
Non-cash stock-based compensation	305	226
Interest income, net	(269)	(1,237)
Non-cash interest expense and amortization of deferred financing costs	28	35
Gain on disposal of property and equipment	-	(31)
Unrealized loss on derivative instruments	2,488	259
Change in allowance for credit losses	16	(1)
Change in inventory reserve	269	(453)
Extraordinary maintenance costs	1,357	1,033
Income tax provision (benefit)	8	(168)
Adjusted EBITDA	$(13,823)	$(16,103)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Three Months Ended March 31,
		As Adjusted (Note 1)
	2026	2025
Net cash used in operating activities	$(19,996)	$(5,395)
Deferred income taxes, net	(2)	174
Interest income, net	(269)	(1,237)
Income tax provision (benefit)	8	(168)
Change in operating assets and liabilities, net	5,079	(10,510)
Extraordinary maintenance costs	1,357	1,033
Adjusted EBITDA	$(13,823)	$(16,103)

Results of Operations

Consolidated

	Three Months Ended March 31,
		As Adjusted (Note 1)	Change
	2026	2025	Amount	%

Revenues	$31,952	$17,538	$14,414	82%
Volume/product mix effect			10,800	62%
Price effect			3,614	21%

Gross loss	(15,858)	(15,188)	(670)	(4)%
Operating expenses	(4,985)	(4,275)	(710)	(17)%
Other income, net	269	1,201	(932)	(78)%
Income tax provision (benefit)	8	(168)	176	NA
Net loss	$(20,582)	$(18,094)	$(2,488)	(14)%

Consolidated revenue in the three months ended March 31, 2026, increased 82% or $14,414 compared to the three months ended March 31, 2025, driven by two factors

•

The change in volume and product mix of $10,800 was largely due to growth in the chemical segment's energy market products, specifically supported by a new plant within our facility that became operational in the fourth quarter of 2025 and additional regulatory clarity, supporting an additional contribution from the biofuels segment. The biofuel segment added $4,147 following regulatory clarity.

•	Both segments saw improved price variance totaling $3,614, primarily due to the energy market's performance: Chemicals (+$1,007) and Biofuels (+$2,607).

Gross loss in the three months ended March 31, 2026, increased $670 as compared to the same period of 2025. This variance was primarily driven by two factors:

•

Derivative activity within the biofuel segment. Total gains and losses on derivative instruments and changes in fair value of the derivative instruments were a net loss of $11,629 (including settlements of $9,141) for the three months ended March 31, 2026, and a net loss of $166 (including settlements of $93) for the three months ended March 31, 2025. While the $9,141 in derivative settlements contributed significantly to the gross loss this quarter, these settlement costs are expected to be offset upon the sale of the underlying physical product. This timing difference often creates a temporary disconnect between realized derivative losses and the eventual revenue recognition of the physical inventory.

•

Mostly offsetting these gross losses was the improvement in margins in product sold into the chemical energy market and in biodiesel with clarity obtained from the Treasury Department and the EPA on previously mentioned renewable energy regulations.

Operating expenses

Operating expenses increased $710 in the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The net increase was primarily from winter storm Fern freeze repair expenses of $1,357, partially offset by reduced compensation and research and development expenses.

Other income, net

Other income, net decreased $932 in the three months ended March 31, 2026, as compared to the same period of 2025 primarily from the reduction of interest income. In the current three-month period interest income was $298 as compared to $1,237 in the prior period.

Income tax provision

The Company’s income tax provision for the three months ended March 31, 2026, is comprised of immaterial state taxes and miscellaneous items. The income tax benefit for the three months ended March 31, 2025, was comprised of immaterial state taxes and miscellaneous items.

Chemical Segment

	Three Months Ended March 31,
		As Adjusted (Note 1)	Change
	2026	2025	Amount	%

Revenues	$19,632	$9,365	$10,267	110%
Volume/product mix effect			9,260	99%
Price effect			1,007	11%

Gross loss	$(2,519)	$(6,015)	$3,496	58%

Chemical revenue in the three months ended March 31, 2026, increased 110% or $10,267 compared to the three months ended March 31, 2025. Revenue from custom chemicals for the three months ended March 31, 2026 totaled $13,872, a net increase of $5,463 from the same period in 2025, primarily resulting from higher sales volumes of products sold in the energy market of $4,405. Performance chemicals revenue was $5,760, an increase of $4,804 from the three months ended March 31, 2025 from sales of a new energy market product brought online in the fourth quarter of 2025.

Gross loss for the chemical segment was $2,519 for the three months ended March 31, 2026, an improvement of $3,496 compared to the same period of 2025. The improvement was primarily driven by new product revenue sold into the energy market as noted above.

Biofuel Segment

	Three Months Ended March 31,
		As Adjusted (Note 1)	Change
	2026	2025	Amount	%

Revenues	$12,320	$8,173	$4,147	51%
Volume/product mix effect			1,540	19%
Price effect			2,607	32%

Gross loss	$(13,339)	$(9,173)	$(4,166)	(45)%

Biofuels revenue in the three months ended March 31, 2026, increased by $4,147 compared to the prior-year period. The upward trend was primarily attributed to enhanced clarity surrounding the CFPC and record-high final renewable volume obligation (“RVO”) levels. However, these gains were partially offset by lower sales volumes, which were adversely impacted by severe winter weather and geopolitical instability in the fuel markets due to the war with Iran.

A significant portion of our biodiesel sold was to one major customer in the three months ended March 31, 2026, as compared to no major customers in the three months ended March 31, 2025. No assurances can be given that we will continue to sell to such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross loss was $13,339 in the three months ended March 31, 2026, representing an increase of $4,166 compared to the same period in 2025. This increased loss was primarily driven by unfavorable shifts in derivative instruments activity.  During the quarter, we recognized a realized loss of $9,141 and an unrealized loss of $2,488, compared to a realized gain of $93 and an unrealized loss of $259 in the prior-year period.  While the $9,141 in derivative settlements significantly impacted the current quarter’s gross loss, these costs are generally intended to be recovered once the underlying physical product is sold. This timing difference often creates a temporary disconnect between realized derivative losses and the eventual revenue recognition of the physical inventory.

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	March 31, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	64	$(2,501)	165	$(13)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three months ended March 31, 2026 and 2025 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $10,378 for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, $5,486 and $5,106 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the three months ended March 31, 2026 and 2025 is set forth in the following table.

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(19,996)	$(5,395)
Net cash used in investing activities	(6,321)	(4,082)
Net cash used in financing activities	(2,632)	(2,993)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $19,996 in the three months ended March 31, 2026, as compared to $5,395 in the same period of 2025. This increase in cash used was primarily attributable to the change in accounts receivable, including accounts receivable - related parties resulting in a cash outflow of $17,891. Also contributing to the current period's increase in cash used was the change in accrued expenses and other current liabilities of $2,842. Partially offsetting these cash outflows was the change in accounts payable, including accounts payable - related parties, resulting in a cash inflow of $4,432, and the change in inventory of $3,359.

Investing Activities

Cash used in investing activities was $6,321 in the three months ended March 31, 2026, as compared to $4,082 in the three months ended March 31, 2025. This $2,239 increase in cash used was primarily due to an increase in capital expenditure of $1,384.

Financing Activities

Cash used in financing activities was $2,632 and $2,993 in the three months ended March 31, 2026 and 2025, respectively, primarily for payments of dividends on our common stock.

Credit Facility

We have a credit agreement, as amended and restated on February 21, 2025, and further amended effective as of June 20, 2025, and December 22, 2025, with a syndicated group of commercial banks for $35,000. The loan is a revolving facility, the proceeds of which may be used for our working capital, capital expenditures, and general corporate purposes. The facility terminates on February 21, 2030. See Note 8 to our consolidated financial statements for additional information regarding our credit agreement.

We intend to fund future capital requirements for our businesses from cash flow as well as from existing cash, cash investments, and, if the need should arise, borrowings under our credit facility. We do not believe there will be a need to issue any securities to fund such capital requirements.

Dividends

Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2025. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2024. During the three months ended December 31, 2025, a declaration for cash dividends of $0.06 per share was made for the first quarter of 2026. The cash dividend in the three months ended March 31, 2026 and 2025, amounted to $2,628 and $2,632, respectively. During the three months ended March 31, 2026, a cash dividend of $0.01 per share was declared for the second quarter of 2026.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at March 31, 2026, and December 31, 2025 as derivative instruments recorded in accordance with ASC 815. Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at March 31, 2026, or December 31, 2025 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first three months of 2026 or 2025. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At March 31, 2026 and December 31, 2025, the fair value of our derivative instruments was a net liability of $2,501 and $13, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first three months of 2026. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical adverse 10% change in the average price of the commodity listed below would result in the following change in gross profit.

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(in thousands) (a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	2,219	GAL	10%	$805	5.1%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the three months ended March 31, 2026. Volume requirements may differ materially from these quantities in future periods as our business evolves.

We had no borrowings at March 31, 2026, or December 31, 2025, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at March 31, 2026, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to risk factors; however, due to the uncertainty of the current economic environment, we encourage reference to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended March 31, 2026.

Item 6. Exhibits.

Exhibit	Description
3.1	Fourth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit No. 3.3.f to Amendment No. 2 to Form 10 filed February 29, 2008)
3.2	FutureFuel Corp.'s Bylaws (incorporated by reference to Exhibit No. 3.2.a to Form 10 filed April 24, 2007)
4.1	Registrations Rights Agreement dated July 12, 2006 among FutureFuel Corp., St. Albans Global Management, Limited Partnership, LLLP, Lee E. Mikles as Trustee of the Lee E. Mikles Gift Trust dated October 6, 1999, Lee E. Mikles as Trustee of the Lee E. Mikles Revocable Trust dated March 26, 1996 Douglas D. Hommert as Trustee of the Douglas D. Hommert Revocable Trust, Edwin A. Levy, Joe C. Leach, Mark R. Miller, RAS LLC, Edwin L. Wahl, Jeffery H. Call and Ken Fenton (incorporated by reference to Exhibit No. 4.5 to Form 10 filed April, 24, 2007)
4.2	Description of common stock (incorporated by reference to Exhibit No. 4.2 to Form 10-K filed March 16, 2021).
18.1	Grant Thornton LLP Letter re Preferability of Change in Accounting Principles
31.1	Certification by the Chief Executive Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of FutureFuel Corp. as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of FutureFuel Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive Data Files**
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause actual results to differ include, but are not limited to, those set forth under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in FutureFuel’s Annual Report on Form 10-K for the year ended December 31, 2025 and in our future filings made with the SEC. You should not place undue reliance on any forward-looking statements contained in this report which reflect our management’s opinions only as of their respective dates. Except as required by law, we undertake no obligation to revise or publicly release the results of any revisions to forward-looking statements. The risks and uncertainties described in this report and in subsequent filings with the SEC are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If any such risks occur, our business, operating results, liquidity, and financial condition could be materially affected in an adverse manner. You should consult any additional disclosures we have made or will make in our reports to the SEC on Forms 10-K, 10-Q, and 8-K, and any amendments thereto. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report.

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTUREFUEL CORP.

By:	/s/ Roeland Polet

Roeland Polet, Chief Executive Officer

Date: May 11, 2026

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: May 11, 2026