Form 10-Q
period 2026-06-30
FutureFuel Corp.
filed 2026-08-10
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2026: 43,863,318

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	(Unaudited)	As Adjusted (Note 1)
	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$34,366	$51,316
Accounts receivable, net of allowances for expected credit losses of $36 and $28, respectively	20,104	9,405
Inventory, net	40,692	29,334
Income tax receivable	77	88
Prepaid expenses	2,101	4,077
Other current assets	18,930	14,383
Total current assets	116,270	108,603
Property, plant and equipment, net	93,462	86,797
Other assets	5,309	4,922
Total noncurrent assets	98,771	91,719
Total Assets	$215,041	$200,322
Liabilities and Stockholders’ Equity
Accounts payable	$23,351	$10,633
Accounts payable – related parties	41	40
Deferred revenue – current	661	1,519
Dividends payable	574	2,761
Accrued expenses and other current liabilities	3,994	2,783
Total current liabilities	28,621	17,736
Deferred revenue – noncurrent	11,978	11,644
Dividends payable - noncurrent	206	196
Noncurrent deferred income taxes	1,118	1,055
Other noncurrent liabilities	20,036	7,048
Total noncurrent liabilities	33,338	19,943
Total liabilities	61,959	37,679
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,863,318 and 43,863,507 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	4	4
Additional paid in capital	203,438	203,771
Retained earnings (accumulated deficit)	(50,360)	(41,132)
Total stockholders’ equity	153,082	162,643
Total Liabilities and Stockholders’ Equity	$215,041	$200,322

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net Income (Loss)

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Revenue	$78,726	$35,673	$110,627	$53,211
Revenue – related parties	-	-	51
Cost of goods sold	62,620	47,387	109,632	79,572
Cost of goods sold – related parties	3	1	3	3
Distribution	1,080	641	1,878	1,131
Distribution – related parties	-	37	-	86
Gross profit (loss)	15,023	(12,393)	(835)	(27,581)
Selling, general, and administrative expenses
Compensation expense	1,391	1,191	2,660	3,131
Other expense, net	1,562	868	4,307	1,651
Related party expense	127	169	258	330
Research and development expenses	692	933	1,532	2,324
Total operating expenses	3,772	3,161	8,757	7,436
Income (loss) from operations	11,251	(15,554)	(9,592)	(35,017)
Interest income	209	1,068	507	2,305
Interest expense	(30)	(26)	(59)	(62)
Other income	9	505	9	505
Other income, net	188	1,547	457	2,748
Income (loss) before taxes	11,439	(14,007)	(9,135)	(32,269)
Income tax provision	69	183	77	15
Net income (loss)	$11,370	$(14,190)	$(9,212)	$(32,284)

Earnings (loss) per common share
Basic	$0.25	$(0.32)	$(0.21)	$(0.74)
Diluted	$0.25	$(0.32)	$(0.21)	$(0.74)
Weighted average shares outstanding
Basic	44,029,003	43,803,243	44,027,914	43,803,243
Diluted	44,039,829	43,803,243	44,027,914	43,803,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2026
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2025	43,863,507	$4	$203,771	$(41,132)	$162,643
Cash dividends declared, $0.01 per share	-	-	(439)	-	(439)
Stock based compensation	-	-	313	(8)	305
Net loss	-	-	-	(20,582)	(20,582)
Balance - March 31, 2026	43,863,507	$4	$203,645	$(61,722)	$141,927
Cash dividends declared, $0.01 per share	-	$-	(439)	-	(439)
Stock based compensation	(189)	-	232	(8)	224
Net income	-	-	-	11,370	11,370
Balance - June 30, 2026	43,863,318	$4	$203,438	$(50,360)	$153,082

	For the Six Months Ended June 30, 2025 (As Adjusted (Note 1))
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Change in accounting principle	-	-	-	6,252	6,252
Balance - December 31, 2024, as adjusted	43,803,243	4	205,434	6,635	212,073
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(18,094)	(18,094)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(11,460)	$194,205
Stock based compensation	-	-	237	-	237
Net loss	-	-	-	(14,190)	(14,190)
Balance - June 30, 2025	43,803,243	$4	$205,898	$(25,650)	$180,252

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
		As Adjusted (Note 1)
	2026	2025
Cash flows from operating activities
Net loss	$(9,212)	$(32,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,331	4,739
Amortization of deferred financing costs	38	44
Provision for deferred income taxes	63	2
Change in fair value of derivative instruments	(735)	(281)
Stock based compensation	529	462
Gain on disposal of property and equipment	-	(34)
Change in allowance for credit losses	9	15
Change in inventory reserve	501	524
Noncash interest expense	18	18
Changes in operating assets and liabilities:
Accounts receivable	(10,708)	10,935
Inventory	(11,859)	14,750
Income tax receivable	11	3
Prepaid expenses	1,976	1,882
Prepaid expenses – related parties	-	(12)
Other assets	(4,639)	(2,941)
Accounts payable	14,100	(2,367)
Accounts payable – related parties	1	(96)
Dividends payable	16	-
Accrued expenses and other current liabilities	1,150	3,579
Deferred revenue	(524)	3,142
Other noncurrent liabilities	12,707	(2,263)
Net cash used in operating activities	(1,227)	(183)
Cash flows from investing activities
Collateralization of derivative instruments	726	859
Proceeds from the sale of property and equipment	-	34
Capital expenditures	(13,378)	(9,478)
Net cash used in investing activities	(12,652)	(8,585)
Cash flows from financing activities
Payment of dividends	(3,071)	(5,256)
Deferred financing costs	-	(365)
Net cash used in financing activities	(3,071)	(5,621)
Net change in cash and cash equivalents	(16,950)	(14,389)
Cash and cash equivalents at beginning of period	51,316	109,541
Cash and cash equivalents at end of period	$34,366	$95,152

Cash paid for income taxes	$3	$10
Noncash investing and financing activities
ROU assets obtained in exchange for new operating lease liabilities	$324	$-
Change in noncash capital expenditures	$(1,382)	$1,333

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

A component of Other expense, net, in the consolidated statement of operations and net income (loss) for the three and six months ended June 30, 2026, includes $260 and $1,617, respectively, of incremental, non-recurring costs associated with the Winter Storm Fern freeze event, which caused a 30-day shutdown for the majority of our manufacturing plant, and $281 and $281, respectively, of incremental, non-recurring costs associated with a fire in our tank farm area that was promptly and safely contained. These expenditures primarily consisted of idle labor and emergency repairs and are abnormal to the Company's standard operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Effective  January 1, 2026, the Company elected to change its method of accounting for certain inventory from last in, first out ("LIFO") to weighted average cost. The Company believes the change to weighted average cost is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. Comparative financial statements for prior years have been adjusted to apply the new method retrospectively. The tables below illustrate the impacts for the prior three- and six-month periods ended June 30, 2025, had the Company reported under the weighted average cost basis of accounting:

	June 30, 2025
	As Originally
Condensed Balance Sheet	Reported under LIFO	As Adjusted	Effect of Change
Inventory, net	$9,620	$11,742	$2,122
Total current assets	128,751	130,873	2,122
Total Assets	218,212	220,334	2,122
Noncurrent deferred income taxes	801	895	94
Total noncurrent liabilities	9,049	9,143	94
Total liabilities	39,988	40,082	94
Retained earnings (accumulated deficit)	(27,678)	(25,650)	2,028
Total stockholders' equity	178,224	180,252	2,028
Total Liabilities and Stockholders' Equity	218,212	220,334	2,122

	Three months ended June 30, 2025
	As Originally
Condensed Statement of Operations and Net Loss	Reported under LIFO	As Adjusted	Effect of Change
Revenue	$35,673	$35,673	$-
Cost of goods sold	43,761	47,387	3,626
Gross loss	(8,767)	(12,393)	(3,626)
Loss from operations	(11,928)	(15,554)	(3,626)
Loss before taxes	(10,381)	(14,007)	(3,626)
Income tax provision	35	183	148
Net loss	(10,416)	(14,190)	(3,774)

Loss per common share
Basic	$(0.24)	$(0.32)	$(0.09)
Diluted	$(0.24)	$(0.32)	$(0.09)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Six months ended June 30, 2025
	As Originally
Condensed Statement of Operations and Net Loss	Reported under LIFO	As Adjusted	Effect of Change
Revenue	$53,211	$53,211	$-
Cost of goods sold	75,321	79,572	4,251
Gross loss	(23,330)	(27,581)	(4,251)
Loss from operations	(30,766)	(35,017)	(4,251)
Loss before taxes	(28,018)	(32,269)	(4,251)
Income tax provision	41	15	(26)
Net loss	(28,059)	(32,284)	(4,225)

Loss per common share
Basic	$(0.64)	$(0.74)	$(0.10)
Diluted	$(0.64)	$(0.74)	$(0.10)

	Six months ended June 30, 2025
	As Originally
Condensed Statements of Cash Flows	Reported under LIFO	As Adjusted	Effect of Change
Net loss	$(28,059)	$(32,284)	$(4,225)
Provision (benefit) for deferred income taxes	28	2	(26)
Inventory	10,499	14,750	4,251
Net Cash flows from Operating Activities	(183)	(183)	-

	December 31, 2025
	As Originally
Condensed Balance Sheet	Reported under LIFO	As Adjusted	Effect of Change
Inventory, net	$21,254	$29,334	$8,080
Total current assets	100,523	108,603	8,080
Total Assets	192,242	200,322	8,080
Noncurrent deferred income taxes	910	1,055	145
Total noncurrent liabilities	19,798	19,943	145
Total liabilities	37,534	37,679	145
Retained earnings (accumulated deficit)	(49,067)	(41,132)	7,935
Total stockholder's equity	154,708	162,643	7,935
Total Liabilities and Stockholder's Equity	192,242	200,322	8,080

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables summarize the effect of the change on the Company's financial condition as of, and results of operations for the three and six months ended, June 30, 2026.

	June 30, 2026
Condensed Balance Sheet	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Inventory, net	$40,692	$38,730	$(1,962)
Total current assets	116,270	114,308	(1,962)
Total Assets	215,041	213,079	(1,962)
Income tax payable	-	-	-
Total current liabilities	28,621	28,621	-
Noncurrent deferred income taxes	1,118	498	(620)
Total noncurrent liabilities	33,338	32,718	(620)
Total liabilities	61,959	61,339	(620)
Retained earnings (accumulated deficit)	(50,360)	(51,702)	(1,342)
Total stockholders' equity	153,082	151,740	(1,342)
Total Liabilities and Stockholders' Equity	215,041	213,079	(1,962)

	Three months ended June 30, 2026

Condensed Statement of Operations and Net Income (Loss)	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Revenue	$78,726	$78,726	$-
Cost of goods sold	62,623	64,897	2,274
Gross profit	15,023	12,749	(2,274)
Income from operations	11,251	8,977	(2,274)
Income before taxes	11,439	9,165	(2,274)
Income tax provision (benefit)	69	(631)	(700)
Net income	11,370	9,796	(1,574)

Earnings per common share
Basic	$0.25	$0.21	$(0.04)
Diluted	$0.25	$0.21	$(0.04)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Six months ended June 30, 2026

Condensed Statement of Operations and Net Loss	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Revenue	$110,678	$110,678	$-
Cost of goods sold	109,635	111,597	1,962
Gross loss	(835)	(2,797)	(1,962)
Loss from operations	(9,592)	(11,554)	(1,962)
Loss before taxes	(9,135)	(11,097)	(1,962)
Income tax provision (benefit)	77	(543)	(620)
Net loss	(9,212)	(10,554)	(1,342)

Loss per common share
Basic	$(0.21)	$(0.24)	$(0.03)
Diluted	$(0.21)	$(0.24)	$(0.03)

	Six months ended June 30, 2026
Condensed Statements of Cash Flows	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Net loss	$(9,212)	$(10,554)	$(1,342)
Provision (benefit) for deferred income taxes	63	(557)	(620)
Inventory	(11,859)	(9,897)	1,962
Net Cash flows from Operating Activities	(1,227)	(1,227)	-

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

In May 2026, the FASB issued ASU 2026-02 “Environmental Credits and Environmental Credit Obligations (Topic 818).” This update establishes comprehensive recognition, measurement, presentation, and disclosure guidance for participants in voluntary and compliance-based environmental credit programs, including Renewable Identification Numbers (“RINs”). Under the standard, internally generated environmental credits are measured initially at transaction or registration costs incurred, if any. The standard also expands disclosure requirements regarding an entity's involvement in environmental credit programs, including volumes generated, held, and transferred, as well as accounting policies for related compliance obligations. ASU 2026-02 is effective for the Company for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The standard permits adoption on a modified retrospective or prospective basis. While the Company historically does not allocate production costs to internally generated RINs, it is currently evaluating the impact of the new disclosure, measurement, and presentation requirements on its consolidated financial statements and footnote disclosures.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

2)	GOVERNMENT TAX CREDITS AND ASSET GRANTS

Due to the lack of specific U.S. GAAP guidance for the following tax credits, the Company elected to follow International Accounting Standards (“IAS”) 20 principles (“Accounting for Government Grants”). Accordingly, the following credits were recognized as a reduction in the cost of goods sold, net of estimated selling expenses. In addition, the Company utilizes the deferral method for grants related to long-lived assets, whereby the grant is recognized as deferred income and amortized to Other expense, net, systematically over the asset's productive life.

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The Small Agri-Biodiesel Producer Tax Credit (“SPTC”) expired  December 31, 2024.

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

The Company recognized $1,490 and $1,845 in the three and six months ended June 30, 2026, respectively.

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

The Company recognized CFPC of $3,724 and $2,483 for the three months ended, and $4,888 and $2,483 for the six months ended, June 30, 2025 and 2026, respectively.

TRANSFERABLE TAX CREDITS (SPTC and CFPC)

The Company finalized an agreement in June 2026 to sell all 2025 SPTC and CFPC for $2,725 net of fees. These credits were previously estimated at  December 31, 2025 at $2,654.

ASSET GRANT

In conjunction with a facility expansion project in March 2011, the Company secured federal and state grants. The resulting asset, which has a 33-year life, will have its value recognized as Other expense, net over the same period.

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

The Company leases warehouse space to a third-party tenant under a short-term lease agreement with a term of twelve months. Lease revenue recognized under this agreement was $170 for both the three months and $340 for both the six months ended June 30, 2026 and 2025, respectively.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  June 30, 2026 and  December 31, 2025 consist of unbilled revenue from one customer and unbilled capital reimbursement from three customers and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $188 and $125 for the three months and $188 and $125 for the six months ended June 30, 2026 and 2025, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $366 and $80 for the three months and $711 and $110 for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the Company recognized revenue of $523 and $106, respectively, that was included in the deferred revenue balances as of December 31, 2025 and 2024, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	June 30, 2026	June 30, 2025	December 31, 2025	December 31, 2024
Trade receivables, included in accounts receivable*	$16,696	$10,724	$8,660	$14,991
Contract assets, included in accounts receivable	608	222	745	222
Contract liabilities, included in deferred revenue - short-term	661	929	1,519	697
Contract liabilities, included in deferred revenue - long-term	11,978	3,076	11,644	3,293

*Exclusive of the blender's tax credit (which expired 12/31/2024) of $0, $0, $0, and $6,683, respectively, the CFPC and SPTC of $2,800, $0, $0, and $0, respectively, and net of allowances for expected credit losses of $36, $44, $28, and $29, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Transaction price allocated to the remaining performance obligations:

At June 30, 2026, approximately $26,272 of revenue is expected to be recognized from the remaining performance obligations. The Company expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to ten years. Approximately 11% of this revenue is expected to be recognized over the next 12 months, and 53% is expected to be recognized in years two and three, and 36% in years four through ten. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Disaggregation of revenue:

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Contractual and non-contractual:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract revenue from customers with > one-year arrangements	$14,122	$3,129	$24,511	$5,098
Contract revenue from customers with < one-year arrangements	64,604	32,488	86,167	48,002
Revenue from non-contractual arrangements	-	56	-	111
Total revenue	$78,726	$35,673	$110,678	$53,211

Timing of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Bill-and-hold revenue	$13,027	$9,845	$23,405	$14,435
Non-bill-and-hold revenue	65,699	25,828	87,273	38,776
Total revenue	$78,726	$35,673	$110,678	$53,211

As of June 30, 2026 and  December 31, 2025, $4,357 and $5,106, respectively, of bill-and-hold revenue had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

		As Adjusted (Note 1)
	June 30, 2026	December 31, 2025
At average cost (approximates current cost)
Finished goods	$17,234	$14,771
Work in process	761	684
Raw materials	22,697	13,879
	$40,692	$29,334

Effective January 1, 2026, the Company changed its method of accounting for inventory from the LIFO method to the weighted average cost method. See Note 1 for additional information on the prior year effect.

5)	OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	June 30, 2026	December 31, 2025
Supplies and parts	$9,727	$9,372
Clean Fuel Production Credit(1)	4,928	2,460
Collateralization of derivative instruments, net of fair value(2)	2,261	2,266
Small Producers Tax Credit(1)	1,845	194
Other	169	91
Total	$18,930	$14,383

(1) See Note 2 for additional information.

(2) On regulated fixed price futures commitments as shown in Note 6.

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

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations as a component of cost of goods sold and amounted to a net gain of $1,840 (including loss settlements of $1,383) and a net loss of $9,788 (including loss settlements of $10,523) for the three and six months ended June 30, 2026, respectively, and net gains of $617 (including gain settlements of $77) and $450 (including gain settlements of $169) for the three and six months ended June 30, 2025, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	June 30, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	124	$721	165	$(13)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $1,540 and $2,266 at June 30, 2026 and  December 31, 2025, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

7)	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	June 30, 2026	December 31, 2025
Accrued employee liabilities	$1,955	$1,386
Accrued property, franchise, motor fuel and other taxes	1,646	1,059
Lease liability, current	61	-
Other	332	338
Total	$3,994	$2,783

Other noncurrent liabilities consisted of the following at:

	June 30, 2026	December 31, 2025
Federal and state railroad grants	$2,697	$2,809
Employment tax credit	3,055	2,737
Refundable deposits(1)	12,500	-
Asset retirement obligation	1,521	1,502
Lease liability, noncurrent	263	-
Total	$20,036	$7,048

(1) Upfront payment received for plant expansion as part of a contract with a customer

8)	BORROWINGS

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

There were no borrowings under the Credit Agreement at June 30, 2026 or December 31, 2025.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

9)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended June 30,		Six Months Ended June 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Income tax provision	$69	$183	$77	$15
Effective tax rate	0.6%	(1.3)%	(0.8)%	0.0%

The Company’s income tax provision for the three and six months ended June 30, 2026 and 2025, was comprised primarily of an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.

10)	LEASE COMMITMENTS

During the second quarter of 2026, the Company entered into a new, five-year operating lease for a railroad locomotive. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. As operating leases do not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments. The discount rate per annum was 5.6%. The remaining term of the lease is four years and nine months.

At  June 30, 2026, an operating right-of-use asset of $324 was recorded in other assets, a current operating lease liability of $61 was recorded in accrued expenses and other current liabilities, and a noncurrent operating lease liability of $263 was recorded in other noncurrent liabilities.  Operating lease expense for both the three and six months ended June 30, 2026, was $19.

Following are maturities of the lease liability at June 30, 2026.

Remainder of 2026	$39
2027	77
2028	77
2029 and beyond	175
Total undiscounted lease payments	368
Less: imputed interest	(44)
Total lease liability	$324

During the year ended December 31, 2025, the Company entered into a supply agreement with a third party that obligates the third party to construct a nitrogen plant to be used solely by the Company. The third party is also obligated to make certain capital improvements during the term of the agreement. The Company is obligated to provide and maintain related infrastructure and utilities and pay a monthly fee. The arrangement for the use of the nitrogen plant meets the definition of a lease under ASC Topic 842, Leases, as the Company will receive all output associated with it.  Based on terms outlined in the agreement, the Company expects the lease with an estimated amount of $8,950 to $10,900 to be classified as a finance lease when the nitrogen plant is placed in service, which is expected to occur in 2027.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

11)	EARNINGS PER SHARE

The Company computes earnings per share using the two-class method in accordance with ASC Topic No. 260, "Earnings per Share”, ("ASC 260”). The two-class method is an allocation of earnings between the holders of common stock and a company’s participating security holders. The Company has outstanding Restricted Stock Units ("RSUs”) granted on September 3, 2024, for 750,000 shares which provide the holder with a non-forfeitable right to receive dividends on the full amount, even prior to vesting. The RSUs, and related dividends, vest in five equal installments on each anniversary of the award date. These RSUs are considered participating securities and require the use of the two-class method for computing basic and diluted earnings per share ("EPS”), pursuant to ASC 260. There were no other outstanding RSUs for the periods ended June 30, 2026 and 2025.

 Basic and diluted earnings per common share were computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Numerator:
Net income (loss)	$11,370	$(14,190)	$(9,212)	$(32,284)
Income allocated to participating securities (RSUs)	168	-	-	-
Net income (loss) attributable to common stockholders	$11,202	$(14,190)	$(9,212)	$(32,284)
Denominator:
Weighted average shares outstanding – basic	44,029,003	43,803,243	44,027,914	43,803,243
Effect of dilutive securities:
Stock options and other awards	10,826	-	-	-
Weighted average shares outstanding – diluted	44,039,829	43,803,243	44,027,914	43,803,243

Basic income (loss) per share	$0.25	$(0.32)	$(0.21)	$(0.74)
Diluted income (loss) per share	$0.25	$(0.32)	$(0.21)	$(0.74)

The calculation of diluted earnings per share in the six months ended June 30, 2026 excludes the effect of incremental shares from the unvested RSUs and options to purchase the Company's stock, as their inclusion would be anti-dilutive due to the reported net loss. In the three and six months ended June 30, 2025, all of the prorated RSU's were excluded in the computation of earnings per share as all were anti-dilutive. Certain options to purchase the Company's common stock were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2026 and 2025, respectively, because they were anti-dilutive in the period. The weighted number of options excluded was 119,174 and 124,587 for the three and six months ended June 30, 2026, respectively, and 50,000 and 45,000 for the three and six months ended June 30, 2025, respectively.

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

Biofuels

FutureFuel’s biofuel segment primarily manufactures and markets biodiesel. Biodiesel revenues are generated through the sale of biodiesel to customers through the Company’s distribution network at the Batesville plant and through a network of remotely located tanks. Biofuel revenues also include the sale of biodiesel blends with petrodiesel, petrodiesel with no biodiesel added, internally generated RINs, biodiesel production byproducts, and revenue and profits from Legacy Regional Transport. Biodiesel selling prices and profitability can at times fluctuate based on the timing of unsold, internally generated RINs. FutureFuel does not allocate production costs to internally generated RINs. The benefit derived from the eventual sale of the RINs is not reflected in results of operations until such time as the RINs sale has been completed, which may lead to variability in reported operating results.

As of June 30, 2026, FutureFuel held 0.1 million RINs with a fair market value of $210. Comparatively, at June 30, 2025, FutureFuel held 0.5 million RINs with a fair market value of $604 and at December 31, 2025, 0.4 million RINs were held with a fair market value of $379. The fair value of RINs is considered a Level 1 input and has no cost.

Summary of business by segment

	Three Months Ended June 30, 2026			Six months ended June 30, 2026
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$25,849	$52,877	$78,726	$45,481	$65,197	$110,678

Less:
Cost of goods sold	20,593	42,029	62,623	42,387	67,247	109,635
Distribution	319	761	1,080	676	1,202	1,878
Segment gross profit (loss)	$4,937	$10,087	$15,023	$2,418	$(3,252)	$(835)

Reconciliation of Segment gross profit (loss) to Net income (loss) before income taxes:
Selling, general, and administrative expenses			$3,080			$7,225
Research and development expenses			692			1,532
Other income, net			(188)			(457)
Net income (loss) before income taxes			$11,439			$(9,135)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three Months Ended June 30, 2025 (As Adjusted (Note 1))			Six months ended June 30, 2025 (As Adjusted (Note 1))
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$16,619	$19,054	$35,673	$25,984	$27,227	$53,211

Less:
Cost of goods sold	15,211	32,177	47,388	30,351	49,224	79,575
Distribution	294	384	678	534	683	1,217
Segment gross profit (loss)	$1,114	$(13,507)	$(12,393)	$(4,901)	$(22,680)	$(27,581)

Reconciliation of Segment gross profit (loss) to Net loss before income taxes:
Selling, general, and administrative expenses			$2,228			$5,112
Research and development expenses			933			2,324
Other income, net			(1,547)			(2,748)
Net loss before income taxes			$(14,007)			$(32,269)

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

15)	SUBSEQUENT EVENTS

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

The biodiesel segment was supported by the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”). We generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of June 30, 2026, we held 0.1 million D4 RINs with a fair market value of $210. Comparatively, as of June 30, 2025, we held 0.5 million D4 RINs with a fair market value of $604.

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

On February 4, 2026, the Treasury Department and the Internal Revenue Service issued proposed regulations providing expanded guidance on the clean fuel production credit (“CFPC”) integrating changes from the Budget Reconciliation Act of 2025, which made modifications to the CFPC. The proposed rule is expected to help level the competitive environment for biodiesel by: (i) reducing the tax credit for sustainable aviation fuel from $1.75 per gallon to $1.00 per gallon effective January 1, 2026, and (ii) requiring that all feedstock be sourced from North America, as required for biomass-based diesel. On June 12, 2026, the Department of Energy released the updated 45ZCF-GREET model to help biofuel producers calculate carbon intensity for the CFPC.

On June 30, 2026, the Company contracted with Freepoint Commodities to sell its 2025 CFPC and Small Agri-Biodiesel Producer Tax Credits which were $2,725 net of fees. The Company recognized a receivable for the 2025 credits. The Company also committed to sell its 2026 credits which were $6,733 as of June 30, 2026. The 2026-2029 tax credits will be monetized at each fiscal year end with an early draw provision subject to financing fees.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended June 30,
		As Adjusted *	Dollar	%
	2026	2025	Change	Change
Revenue	$78,726	$35,673	$43,053	121%
Income (loss) from operations	$11,251	$(15,554)	$26,805	NA
Net income (loss)	$11,370	$(14,190)	$25,560	NA
Income (loss) per common share:
Basic	$0.25	$(0.32)	$0.57	NA
Diluted	$0.25	$(0.32)	$0.57	NA
Adjusted EBITDA	$11,820	$(11,368)	$23,188	NA

	Six Months Ended June 30,
		As Adjusted *	Dollar	%
	2026	2025	Change	Change
Revenue	$110,678	$53,211	$57,467	108%
Loss from operations	$(9,592)	$(35,017)	$25,425	73%
Net loss	$(9,212)	$(32,284)	$23,072	71%
Loss per common share:
Basic	$(0.21)	$(0.74)	$0.53	72%
Diluted	$(0.21)	$(0.74)	$0.53	72%
Adjusted EBITDA	$(2,003)	$(27,471)	$25,468	93%

* Adjusted to reflect the change in accounting methodology from LIFO to moving average for inventory valuation.  See Note 1 to our consolidated financial statements for additional information.

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

The following table reconciles net income (loss), the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
		As Adjusted *		As Adjusted *
	2026	2025	2026	2025
Net income (loss)	$11,370	$(14,190)	$(9,212)	$(32,284)
Depreciation	2,774	2,411	5,331	4,739
Non-cash stock-based compensation	224	236	529	462
Interest income, net	(179)	(1,068)	(448)	(2,305)
Non-cash interest expense and amortization of deferred financing costs	28	27	56	62
Gain on disposal of property and equipment	-	(3)	-	(34)
Unrealized loss on derivative instruments	(3,223)	(540)	(735)	(281)
Change in allowance for credit losses	(7)	16	9	15
Change in inventory reserve	232	977	501	524
Extraordinary maintenance costs	541	1,088	1,898	2,121
Other income	(9)	(505)	(9)	(505)
Income tax provision	69	183	77	15
Adjusted EBITDA	$11,820	$(11,368)	$(2,003)	$(27,471)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Six Months Ended June 30,
		As Adjusted *
	2026	2025
Net cash used in operating activities	$(1,227)	$(183)
Deferred income taxes, net	(63)	(2)
Interest income, net	(448)	(2,305)
Income tax provision	77	15
Change in operating assets and liabilities, net	(2,231)	(26,612)
Extraordinary maintenance costs	1,898	2,121
Other income	(9)	(505)
Adjusted EBITDA	$(2,003)	$(27,471)

Results of Operations

Consolidated

	Three Months Ended June 30,				Six Months Ended June 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Revenues	$78,726	$35,673	$43,053	121%	$110,678	$53,211	$57,467	108%
Volume/product mix effect			14,451	41%			$25,250	47%
Price effect			28,602	80%			$32,217	61%

Gross profit (loss)	15,023	(12,393)	27,416	NA	$(835)	$(27,581)	$26,746	97.0%
Operating expenses	(3,772)	(3,161)	(611)	(19)%	(8,757)	(7,436)	(1,321)	(18)%
Other income, net	188	1,547	(1,359)	(88)%	457	2,748	(2,291)	(83)%
Income tax provision	69	183	(114)	(62)%	77	15	62	413%
Net income (loss)	$11,370	$(14,190)	$25,560	NA	$(9,212)	$(32,284)	$23,072	71.5%

Consolidated revenue in the three months ended June 30, 2026, increased 121% or $43,053 compared to the three months ended June 30, 2025, primarily driven by two factors:

•

The change in volume and product mix of $14,451 was largely due to growth in the chemical segment's energy market products adding $8,167, specifically supported by a new plant within our facility that became operational in the fourth quarter of 2025 and additional regulatory clarity, supporting an additional contribution of $6,284 from the biofuels segment.

•

Both segments saw improved price variance totaling $28,602, primarily due to the energy market's performance given certain geopolitical events with the backdrop of regulatory clarity in biofuels (+$27,539) and chemicals (+$1,063).

Consolidated revenue in the six months ended June 30, 2026, increased 108% or $57,467 compared to the six months ended June 30, 2025. The change in volume and product mix of $25,250 was largely due to growth in the chemical segment's energy market products adding $17,427 as noted above. The biofuel segment added $7,823 from energy market performance and regulatory clarity.

Gross profit (loss) in the three and six months ended June 30, 2026, improved $27,416 and $26,746, respectively, as compared to the same periods of 2025. This variance was primarily driven by growth in the chemical segment, energy regulatory clarity in the biofuel segment, and energy market performance in both segments.

Operating expenses

Operating expenses increased $611 in the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The net increase was primarily from additional expenditures related to Winter Storm Fern of $260 and $281 for expenses incurred from a fire which was safely and quickly contained. Operating expenses increased $1,321 in the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The net increase was primarily from extraordinary maintenance and repair expenses of $1,898, partially offset by reduced compensation and research and development expenses.

Other income, net

Other income, net decreased $1,359 in the three months ended June 30, 2026, as compared to the same period of 2025, primarily from the reduction in interest income. In the current three-month period interest income was $209 as compared to $1,068 in the prior period. Other income, net decreased $2,291 in the six months ended June 30, 2026, as compared to the same period of 2025 primarily from the reduction in interest income. In the current six-month period interest income was $507 as compared to $2,305 in the prior period.

Income tax provision

The Company’s income tax provision for the three and six months ended June 30, 2026 and 2025, was comprised primarily of an increase in the valuation allowance against net deferred assets, plus immaterial state taxes and miscellaneous items.

Chemical Segment

	Three Months Ended June 30,				Six Months Ended June 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Revenues	$25,849	$16,619	$9,230	56%	$45,481	$25,984	$19,497	75%
Volume/product mix effect			8,167	49%			$17,427	67%
Price effect			1,063	6%			$2,070	8%

Gross profit (loss)	$4,937	$1,114	$3,823	343%	$2,418	$(4,901)	$7,319	NA

Chemical revenue in the three months ended June 30, 2026, increased 56% or $9,230 compared to the three months ended June 30, 2025. Revenue from custom chemicals for the three months ended June 30, 2026 totaled $18,519, a net increase of $4,269 from the same period in 2025, primarily resulting from higher sales volumes of products sold in the energy market of $4,103. Performance chemicals revenue was $7,330, an increase of $4,961 from the three months ended June 30, 2025 from sales of a new energy market product brought online in the fourth quarter of 2025.

Chemical revenue in the six months ended June 30, 2026, increased 75% or $ 19,497 compared to the six months ended June 30, 2025. Revenue from custom chemicals for the six months ended June 30, 2026 totaled $32,391, a net increase of $9,732 from the same period in 2025, primarily resulting from higher sales volumes of products sold in the energy market of $8,508. Performance chemicals revenue was $13,090, an increase of $9,765 from the six months ended June 30, 2025 from sales of the new energy market product brought online in the fourth quarter of 2025.

Gross profit for the chemical segment was $4,937 and $2,418 for the three and six months ended June 30, 2026, respectively, an improvement of $3,823 and $7,319, respectively, compared to the same periods of 2025. The improvement was primarily driven by increased sales volumes in the energy market including the new product revenue brought online in the fourth quarter of 2025.

Biofuel Segment

	Three Months Ended June 30,				Six Months Ended June 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Revenues	$52,877	$19,054	$33,823	178%	$65,197	$27,227	$37,970	139%
Volume/product mix effect			6,284	33%			$7,823	29%
Price effect			27,539	145%			$30,147	111%

Gross profit (loss)	$10,087	$(13,507)	$23,594	NA	$(3,252)	$(22,680)	$19,428	85.7%

Biofuels revenue in the three and six months ended June 30, 2026, increased $ 33,823 and $37,970, respectively, compared to the prior-year periods. The upward trend was primarily attributed to enhanced clarity surrounding the CFPC and record-high final renewable volume obligation (“RVO”) levels, and to a lesser degree, increased equipment utilization following an extended turnaround in the prior year, six-month period.

A significant portion of our biodiesel sold was to two major customers in both the three and six months ended June 30, 2026, as compared to three and two major customers in the three and six months ended June 30, 2025, respectively. No assurances can be given that we will continue to sell to any such major refiner, or, if we do sell, the volume we will sell or the profit margin we will realize. We do not believe that the loss of these customers would have a material adverse effect on our biofuels segment or on us as a whole because: (i) we believe that we could readily sell our biodiesel to other customers on equivalent terms as potential demand from other customers for biodiesel exceeds our production capacity; (ii) our sales to these customers are not under fixed terms and the customers have no fixed obligation to purchase any minimum quantities except as stipulated by short-term purchase orders; and (iii) the prices we receive from these customers are based upon then-market rates, as would be the case with sales of this commodity to other customers.

Biofuel gross profit increased $23,594 and $19,428 in the three and six months ended June 30, 2026, respectively, compared to the same periods in 2025. These increases were primarily due to regulatory clarity which improved the segment on both volume and margin inclusive of clarified guidelines on the CFPC. During the quarter, this increase was also partially driven by favorable shifts in derivative instruments activity. In the three months ended June 30, 2026, we recognized a realized loss of $1,383 and an unrealized gain of $3,223 compared to a realized gain of $77 and an unrealized gain of $540 in the prior-year period. While the $1,383 in derivative settlements impacted the current period’s gross profit, these costs are generally intended to be recovered once the underlying physical product is sold. This timing difference often creates a temporary disconnect between realized derivative losses and the eventual revenue recognition of the physical inventory. During the six-month period ended June 30, 2026, gross profit increases were partially offset by unfavorable shifts in derivative activity. In the six months ended June 30, 2026, we recognized a realized loss of $10,523 and an unrealized gain of $735, compared to a realized gain of $170 and an unrealized gain of $281 in the prior year period.

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	June 30, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	124	$721	165	$(13)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and six months ended June 30, 2026 and 2025 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $13,027 and $23,405 for the three and six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, $4,357 and $5,106 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the six months ended June 30, 2026 and 2025 is set forth in the following table.

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(1,227)	$(183)
Net cash used in investing activities	(12,652)	(8,585)
Net cash used in financing activities	(3,071)	(5,621)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $1,227 in the six months ended June 30, 2026, as compared to $183 in the same period of 2025. This increase in cash used was primarily attributable to the change in inventory of $26,609 and the change in accounts receivable, including accounts receivable - related parties resulting in a cash outflow of $21,643. Also contributing to the current period's increase in cash used was the change in deferred revenue of $3,666, the change in accrued expenses and other current liabilities of $2,429, and the change in other assets of $1,698. Partially offsetting these cash outflows was the change in net income of $23,072, the change in accounts payable, including accounts payable - related parties, resulting in a cash inflow of $16,564, and the change in other noncurrent liabilities of $14,970.

Investing Activities

Cash used in investing activities was $12,652 in the six months ended June 30, 2026, as compared to $8,585 in the six months ended June 30, 2025. This $4,067 increase in cash used was primarily due to an increase in capital expenditure of $3,900.

Financing Activities

Cash used in financing activities was $3,071 and $5,621 in the six months ended June 30, 2026 and 2025, respectively, primarily for payments of dividends on our common stock.

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

Dividends

Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2025. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2024. During the three months ended March 31, 2026, a declaration for cash dividends of $0.01 per share was made for the second quarter of 2026. The cash dividends in the three months ended June 30, 2026 and 2025, amounted to $439 and $2,628, respectively. During the three months ended June 30, 2026, a cash dividend of $0.01 per share was declared for the third quarter of 2026.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at June 30, 2026, and December 31, 2025 as derivative instruments recorded in accordance with ASC 815. Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at June 30, 2026, or December 31, 2025 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first six months of 2026 or 2025. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At June 30, 2026 and December 31, 2025, the fair value of our derivative instruments was a net asset of $721 and a net liability of $13, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first six months of 2026. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Due to the currently compressed six-month gross profit, we also eliminated raw materials and conversion costs with less than a $250 impact on gross profit to prevent abnormal results. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical adverse 10% change in the average price of the commodity listed below would result in the following change in gross profit.

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(in thousands) (a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	6,054	GAL	10%	$2,844	340.6%
Electricity	50	MWH	10%	286	34.3%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the six months ended June 30, 2026. Volume requirements may differ materially from these quantities in future periods as our business evolves.

We had no borrowings at June 30, 2026, or December 31, 2025, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at June 30, 2026, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended June 30, 2026.

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

Date: August 10, 2026

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: August 10, 2026