Form 10-Q
period 2026-09-30
FutureFuel Corp.
filed 2026-11-09
CIK 1337298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2026: 43,863,318

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.

FutureFuel Corp.

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	(Unaudited)	As Adjusted (Note 1)
	September 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$21,331	$51,316
Accounts receivable, net of allowances for expected credit losses of $42 and $28, respectively	22,535	9,405
Inventory, net	33,555	29,334
Income tax receivable	81	88
Prepaid expenses	903	4,077
Assets held for sale	1,217	-
Other current assets	24,962	14,383
Total current assets	104,584	108,603
Property, plant and equipment, net	93,769	86,797
Other assets	5,692	4,922
Total noncurrent assets	99,461	91,719
Total Assets	$204,045	$200,322
Liabilities and Stockholders’ Equity
Accounts payable	$21,792	$10,633
Accounts payable – related parties	41	40
Deferred revenue – current	738	1,519
Dividends payable	578	2,761
Accrued expenses and other current liabilities	3,841	2,783
Total current liabilities	26,990	17,736
Deferred revenue – noncurrent	11,593	11,644
Dividends payable - noncurrent	211	196
Noncurrent deferred income taxes	794	1,055
Other noncurrent liabilities	19,976	7,048
Total noncurrent liabilities	32,574	19,943
Total liabilities	59,564	37,679
Commitments and contingencies
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 75,000,000 shares authorized, 43,863,318 and 43,863,507 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	4	4
Additional paid in capital	203,231	203,771
Retained earnings (accumulated deficit)	(58,754)	(41,132)
Total stockholders’ equity	144,481	162,643
Total Liabilities and Stockholders’ Equity	$204,045	$200,322

The accompanying notes are an integral part of these consolidated financial statements.

 FutureFuel Corp.

Consolidated Statements of Operations and Net Loss

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Revenue	$104,675	$22,689	$215,302	$75,900
Revenue – related parties	-	-	51
Cost of goods sold	109,283	28,583	218,915	108,155
Cost of goods sold – related parties	1	8	4	11
Distribution	828	534	2,706	1,665
Distribution – related parties	-	37	-	123
Gross loss	(5,437)	(6,473)	(6,272)	(34,054)
Selling, general, and administrative expenses
Compensation expense	1,284	1,125	3,944	4,256
Other expense, net	1,187	755	5,494	2,406
Related party expense	125	169	383	499
Research and development expenses	817	855	2,349	3,179
Total operating expenses	3,413	2,904	12,170	10,340
Loss from operations	(8,850)	(9,377)	(18,442)	(44,394)
Interest income	166	1,012	673	3,317
Interest expense	(30)	(126)	(89)	(188)
Other (expense) income	-	(505)	9	-
Other income, net	136	381	593	3,129
Loss before taxes	(8,714)	(8,996)	(17,849)	(41,265)
Income tax (benefit) provision	(328)	160	(251)	175
Net loss	$(8,386)	$(9,156)	$(17,598)	$(41,440)

Loss per common share
Basic	$(0.19)	$(0.21)	$(0.40)	$(0.95)
Diluted	$(0.19)	$(0.21)	$(0.40)	$(0.95)
Weighted average shares outstanding
Basic	44,079,498	43,803,243	44,045,299	43,803,243
Diluted	44,079,498	43,803,243	44,045,299	43,803,243

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2026
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2025	43,863,507	$4	$203,771	$(41,132)	$162,643
Cash dividends declared, $0.01 per share	-	-	(439)	-	(439)
Stock based compensation	-	-	313	(8)	305
Net loss	-	-	-	(20,582)	(20,582)
Balance - March 31, 2026	43,863,507	$4	$203,645	$(61,722)	$141,927
Cash dividends declared, $0.01 per share	-	-	(439)	-	(439)
Stock based compensation	(189)	-	232	(8)	224
Net income	-	-	-	11,370	11,370
Balance - June 30, 2026	43,863,318	$4	$203,438	$(50,360)	$153,082
Cash dividends declared, $0.01 per share	-	-	(439)	-	(439)
Stock based compensation	-	-	232	(8)	224
Net loss	-	-	-	(8,386)	(8,386)
Balance - September 30, 2026	43,863,318	$4	$203,231	$(58,754)	$144,481

	For the Nine Months Ended September 30, 2025 (As Adjusted (Note 1))
				Retained
			Additional	Earnings	Total
	Common Stock		paid in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2024	43,803,243	$4	$205,434	$383	$205,821
Change in accounting principle (see Note 1)	-	-	-	6,252	6,252
Balance - December 31, 2024, as adjusted	43,803,243	4	205,434	6,635	212,073
Stock based compensation	-	-	227	(1)	226
Net loss	-	-	-	(18,094)	(18,094)
Balance - March 31, 2025	43,803,243	$4	$205,661	$(11,460)	$194,205
Stock based compensation	-	-	237	-	237
Net loss	-	-	-	(14,190)	(14,190)
Balance - June 30, 2025	43,803,243	$4	$205,898	$(25,650)	$180,252
Stock based compensation	-	-	226	1	227
Net loss	-	-	-	(9,156)	(9,156)
Balance - September 30, 2025	43,803,243	$4	$206,124	$(34,805)	$171,323

The accompanying notes are an integral part of these consolidated financial statements.

FutureFuel Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
		As Adjusted (Note 1)
	2026	2025
Cash flows from operating activities
Net loss	$(17,598)	$(41,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,971	7,143
Amortization of deferred financing costs	57	64
(Benefit) provision for deferred income taxes	(261)	155
Change in fair value of derivative instruments	(293)	(404)
Stock based compensation	753	688
Gain on disposal of property and equipment	-	(34)
Change in allowance for credit losses	14	1
Change in inventory reserve	928	985
Noncash interest expense	28	27
Changes in operating assets and liabilities:
Accounts receivable	(13,144)	14,021
Inventory	(5,149)	17,418
Income tax receivable	7	10
Prepaid expenses	3,174	3,026
Prepaid expenses – related parties	-	(12)
Other assets	(12,510)	(3,748)
Accounts payable	11,719	(2,448)
Accounts payable – related parties	1	(59)
Dividends payable	24	-
Accrued expenses and other current liabilities	997	2,753
Deferred revenue	(832)	(46)
Other noncurrent liabilities	12,637	601
Net cash used in operating activities	(11,477)	(1,299)
Cash flows from investing activities
Collateralization of derivative instruments	1,721	360
Proceeds from the sale of property and equipment	-	34
Capital expenditures	(16,720)	(14,820)
Net cash used in investing activities	(14,999)	(14,426)
Cash flows from financing activities
Payment of dividends	(3,509)	(7,884)
Deferred financing costs	-	(372)
Net cash used in financing activities	(3,509)	(8,256)
Net change in cash and cash equivalents	(29,985)	(23,981)
Cash and cash equivalents at beginning of period	51,316	109,541
Cash and cash equivalents at end of period	$21,331	$85,560

Cash paid for income taxes	$3	$10
Noncash investing and financing activities
ROU assets obtained in exchange for new operating lease liabilities	$324	$-
Change in noncash capital expenditures	$(560)	$(439)

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

In the opinion of FutureFuel, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared in compliance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with instructions to Form 10-Q adopted by the Securities and Exchange Commission (“SEC”). Accordingly, the unaudited consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements and do include amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of FutureFuel and its direct and indirect wholly owned subsidiaries; namely, FutureFuel Chemical Company; FutureFuel Warehouse Company, L.L.C.; and Legacy Regional Transport, L.L.C. with all intercompany transactions and balances eliminated. During the second quarter of 2026, Legacy Regional Transport, L.L.C. was dissolved, and its assets were transferred to FutureFuel Chemical Company.  Additionally, FutureFuel Warehouse Company, L.L.C. was classified as held for sale effective July 2026. See Note 5 for additional details.

Some of the Company's manufacturing equipment requires periodic, planned shutdowns of significant parts of our facility in order to perform necessary inspections, cleanings, and maintenance activities, referred to as turnarounds. The cost of turnarounds incurred for routine repairs and maintenance or unplanned outages at our facility are expensed as incurred.

A component of Other expense, net, in the consolidated statement of operations and net loss for the three and nine months ended September 30, 2026, includes $92 and $1,709, respectively, of incremental, non-recurring costs associated with the Winter Storm Fern freeze event, which caused a 30-day shutdown for the majority of our manufacturing plant, and $65 and $346, respectively, of incremental, non-recurring costs associated with a fire in our tank farm area that was promptly and safely contained. These expenditures primarily consisted of idle labor and emergency repairs and are abnormal to the Company's standard operations.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Effective  January 1, 2026, the Company elected to change its method of accounting for certain inventory from last in, first out ("LIFO") to weighted average cost. The Company believes the change to weighted average cost is preferable because it provides a better matching of costs and revenues, conforms the Company's inventory to a single method of accounting and improves comparability with the Company's peers. Comparative financial statements for prior years have been adjusted to apply the new method retrospectively. The tables below illustrate the impacts as of December 31, 2025 and September 30, 2025 and for the three- and nine-month periods ended September 30, 2025, had the Company reported under the weighted average cost basis of accounting:

	September 30, 2025
	As Originally
Condensed Balance Sheet	Reported under LIFO	As Adjusted	Effect of Change
Inventory, net	$6,133	$8,614	$2,481
Total current assets	112,810	115,291	2,481
Total Assets	203,492	205,973	2,481
Noncurrent deferred income taxes	767	1,048	281
Total noncurrent liabilities	9,048	9,329	281
Total liabilities	34,369	34,650	281
Retained earnings (accumulated deficit)	(37,005)	(34,805)	2,200
Total stockholders' equity	169,123	171,323	2,200
Total Liabilities and Stockholders' Equity	203,492	205,973	2,481

	Three months ended September 30, 2025
	As Originally
Condensed Statement of Operations and Net Loss	Reported under LIFO	As Adjusted	Effect of Change
Revenue	$22,689	$22,689	$-
Cost of goods sold	28,941	28,583	(358)
Gross loss	(6,831)	(6,473)	358
Loss from operations	(9,735)	(9,377)	358
Loss before taxes	(9,354)	(8,996)	358
Income tax (benefit) provision	(27)	160	187
Net loss	(9,327)	(9,156)	171

Loss per common share
Basic	$(0.21)	$(0.21)	$0.00
Diluted	$(0.21)	$(0.21)	$0.00

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Nine months ended September 30, 2025
	As Originally
Condensed Statement of Operations and Net Loss	Reported under LIFO	As Adjusted	Effect of Change
Revenue	$75,900	$75,900	$-
Cost of goods sold	104,262	108,155	3,893
Gross loss	(30,161)	(34,054)	(3,893)
Loss from operations	(40,501)	(44,394)	(3,893)
Loss before taxes	(37,372)	(41,265)	(3,893)
Income tax provision	14	175	161
Net loss	(37,386)	(41,440)	(4,054)

Loss per common share
Basic	$(0.85)	$(0.95)	$(0.10)
Diluted	$(0.85)	$(0.95)	$(0.10)

	Nine months ended September 30, 2025
	As Originally
Condensed Statements of Cash Flows	Reported under LIFO	As Adjusted	Effect of Change
Net loss	$(37,386)	$(41,440)	$(4,054)
Provision (benefit) for deferred income taxes	(6)	155	161
Inventory	13,525	17,418	3,893
Net Cash flows from Operating Activities	(1,299)	(1,299)	-

	December 31, 2025
	As Originally
Condensed Balance Sheet	Reported under LIFO	As Adjusted	Effect of Change
Inventory, net	$21,254	$29,334	$8,080
Total current assets	100,523	108,603	8,080
Total Assets	192,242	200,322	8,080
Noncurrent deferred income taxes	910	1,055	145
Total noncurrent liabilities	19,798	19,943	145
Total liabilities	37,534	37,679	145
Retained earnings (accumulated deficit)	(49,067)	(41,132)	7,935
Total stockholders' equity	154,708	162,643	7,935
Total Liabilities and Stockholders' Equity	192,242	200,322	8,080

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

The following tables summarize the effect of the change on the Company's financial condition as of, and results of operations for the three and nine months ended  September 30, 2026.

	September 30, 2026
Condensed Balance Sheet	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Inventory, net	$33,555	$24,536	$(9,019)
Total current assets	104,584	95,565	(9,019)
Total Assets	204,045	195,026	(9,019)
Total current liabilities	26,990	26,990	-
Noncurrent deferred income taxes	794	469	(325)
Total noncurrent liabilities	32,574	32,249	(325)
Total liabilities	59,564	59,239	(325)
Retained earnings (accumulated deficit)	(58,754)	(67,448)	(8,694)
Total stockholders' equity	144,481	135,787	(8,694)
Total Liabilities and Stockholders' Equity	204,045	195,026	(9,019)

	Three months ended September 30, 2026

Condensed Statement of Operations and Net Loss	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Revenue	$104,675	$104,675	$-
Cost of goods sold	109,284	116,341	7,057
Gross loss	(5,437)	(12,494)	(7,057)
Loss from operations	(8,850)	(15,907)	(7,057)
Loss before taxes	(8,714)	(15,771)	(7,057)
Income tax (benefit) provision	(328)	(33)	295
Net loss	(8,386)	(15,738)	(7,352)

Loss per common share
Basic	$(0.19)	$(0.36)	$(0.17)
Diluted	$(0.19)	$(0.36)	$(0.17)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Nine months ended September 30, 2026

Condensed Statement of Operations and Net Loss	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Revenue	$215,353	$215,353	$-
Cost of goods sold	218,919	227,938	9,019
Gross loss	(6,272)	(15,291)	(9,019)
Loss from operations	(18,442)	(27,461)	(9,019)
Loss before taxes	(17,849)	(26,868)	(9,019)
Income tax benefit	(251)	(576)	(325)
Net loss	(17,598)	(26,292)	(8,694)

Loss per common share
Basic	$(0.40)	$(0.60)	$(0.20)
Diluted	$(0.40)	$(0.60)	$(0.20)

	Nine months ended September 30, 2026
Condensed Statements of Cash Flows	As Computed under Weighted Average Cost	As Computed under LIFO	Effect of Change
Net loss	$(17,598)	$(26,292)	$(8,694)
Benefit for deferred income taxes	(261)	(586)	(325)
Inventory	(5,149)	3,870	9,019
Net Cash flows from Operating Activities	(11,477)	(11,477)	-

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

Accounting Standards Issued, Not Yet Adopted

In  November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. This guidance will be effective for our fiscal year beginning on January 1, 2027 and for interim periods within annual periods beginning after December 15, 2027. The Company is currently evaluating the impact of the changes required by the new standard on the Company's financial statements and disclosures.

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

SMALL AGRI-BIODIESEL PRODUCER TAX CREDIT

The Small Agri-Biodiesel Producer Tax Credit (“SPTC”) initially expired  December 31, 2024.

On July 4, 2025, the Budget Reconciliation Act of 2025 officially reinstated and extended the SPTC through December 31, 2026. This transferable, nonrefundable credit offers eligible producers—those with a capacity of 60 million gallons or less—$0.20 per gallon on the first 15 million gallons of fuel they produce. The benefit of this credit is recognized as a reduction in cost of goods sold following IAS 20.

The Company recognized $795 and $2,640 in the three and nine months ended September 30, 2026, respectively. In the three and nine months ended September 30, 2025, the Company recognized $194.

CLEAN FUEL PRODUCTION TAX CREDIT

The Clean Fuel Production Credit (“CFPC”), established by the Inflation Reduction Act of 2022 and extended through 2029 by the Budget Reconciliation Act of 2025, is a key incentive for low-emission transportation fuels. The Company’s biodiesel was approved for the CFPC in December 2024.

This transferable, nonrefundable income tax credit uses a sliding scale based on the fuel's greenhouse gas emissions. The Company qualifies for an increased credit above the base of $0.20 per gallon for non-aviation fuel because it satisfies the prevailing wage and apprenticeship requirements.

The Company recognized CFPC of $6,279 and $0 for the three months ended, and $11,167 and $2,483 for the nine months ended, September 30, 2026 and 2025, respectively.

TRANSFERABLE TAX CREDITS (SPTC and CFPC)

The Company finalized an agreement in June 2026 to sell all 2025 SPTC and CFPC for $2,725 net of fees. These credits were previously estimated at  December 31, 2025 at $2,654. This increased net benefit of $146 was recorded as reduction in cost of goods sold in the biofuel segment and the fees were recorded as selling, general, and administrative, legal expense. The Company also committed to sell its 2026 credits which were $13,807 as of September 30, 2026. The 2026-2029 tax credits will be monetized at each fiscal year end unless an early draw provision is made which would be subject to financing fees. As of September 30, 2026, no early draws had been made.

ASSET GRANT

In conjunction with a facility expansion project in March 2011, the Company secured federal and state grants. As the resulting asset associated with the grants has a 33-year life, the associated grant income is recognized in Other expense, net over the same period.

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

The Company leases warehouse space to a third-party tenant. Lease revenue recognized under this agreement was $229 and $170 for the three months and $569 and $510 for the nine months ended September 30, 2026 and 2025, respectively. The warehouse is recorded as an asset held for sale as of September 30, 2026. See Note 5, Assets Held for Sale, for further discussion.

Contract Assets and Liabilities:

Contract assets consist of unbilled amounts typically resulting from revenue recognized through bill-and-hold arrangements. The contract assets at  September 30, 2026 and  December 31, 2025 consist of unbilled revenue from one customer and unbilled capital reimbursement from three customers and are recorded as accounts receivable in the consolidated balance sheets. Contract liabilities consist of advance payment arrangements related to material rights recorded as deferred revenue in the consolidated balance sheets. Increases to contract liabilities from cash received or due for a performance obligation of chemical segment plant expansions were $157 and $0 for the three months and $345 and $125 for the nine months ended September 30, 2026 and 2025, respectively. Contract liabilities are reduced as the Company transfers product to the customer under the renewal option approach. Revenue recognized in the chemical segment from the contract liability reductions was $466 and $61 for the three months and $1,177 and $171 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized revenue of $832 and $168, respectively, that was included in the deferred revenue balances as of December 31, 2025 and 2024, respectively. These contract asset and liability balances are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

The following table provides the balance of receivables, contract assets, and contract liabilities from contracts with customers.

Contract Assets and Liability Balances	September 30, 2026	September 30, 2025	December 31, 2025	December 31, 2024
Trade receivables, included in accounts receivable*	$21,896	$7,643	$8,660	$14,991
Contract assets, included in accounts receivable	639	231	745	222
Contract liabilities, included in deferred revenue - short-term	738	788	1,519	697
Contract liabilities, included in deferred revenue - long-term	11,593	3,156	11,644	3,293

*Exclusive of the blender's tax credit (which expired 12/31/2024) of $0, $0, $0, and $6,683, respectively, and net of allowances for expected credit losses of $42, $29, $28, and $29, respectively, as of the dates noted.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

Transaction price allocated to the remaining performance obligations:

At September 30, 2026, approximately $25,513 of revenue is expected to be recognized from the remaining performance obligations. The Company expects to recognize this revenue ratably over the expected sales over the expected term of its long-term contracts ranging from two to ten years. Approximately 9% of this revenue is expected to be recognized over the next 12 months, and 56% is expected to be recognized in years two and three, and 35% in years four through ten. These amounts are subject to change based upon changes in the estimated contract life and estimated quantities to be sold over the contract life.

The Company applies the practical expedient in ASC 606-10-50-14 and excludes the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

Disaggregation of revenue:

The following tables provide revenue from customers disaggregated by the type of arrangement and by the timing of the recognized revenue.

Contractual and non-contractual:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract revenue from customers with > one-year arrangements	$5,428	$4,759	$29,939	$9,857
Contract revenue from customers with < one-year arrangements	99,247	17,875	185,414	65,877
Revenue from non-contractual arrangements	-	55	-	166
Total revenue	$104,675	$22,689	$215,353	$75,900

Timing of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Bill-and-hold revenue	$7,478	$10,650	$30,883	$25,085
Non-bill-and-hold revenue	97,197	12,039	184,470	50,815
Total revenue	$104,675	$22,689	$215,353	$75,900

As of September 30, 2026 and  December 31, 2025, $4,522 and $5,106, respectively, of bill-and-hold revenue had not shipped.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

4)	INVENTORY

The carrying values of inventory were as follows as of:

		As Adjusted (Note 1)
	September 30, 2026	December 31, 2025
At average cost (approximates current cost)
Finished goods	$16,823	$14,771
Work in process	939	684
Raw materials	15,793	13,879
	$33,555	$29,334

Effective January 1, 2026, the Company changed its method of accounting for inventory from the LIFO method to the weighted average cost method. See Note 1 for additional information on the prior-year effect.

5)	ASSETS HELD FOR SALE

Assets held for sale include the book value of assets the Company plans to sell within the next twelve months. Long-lived assets that meet the held for sale criteria are reported at the lower of their carrying value or fair value less estimated costs to sell. In July 2026, management approved the sale of a warehouse facility located in Batesville, Arkansas.  The warehouse asset met all the criteria to be classified as held for sale under ASC 360-10 and depreciation on the asset ceased upon reclassification.  Management has initiated an active marketing program through a commercial real estate broker and expects the sale to conclude in November 2026.  The carrying amount of the major class of asset associated with the disposal is presented separately as assets held for sale within current assets on the Consolidated Balance Sheets and consists of property, plant, and equipment in the amount of $1,217. The operations and financial results associated with this warehouse do not represent a strategic shift that has or will have a major effect on the Company's operations or financial results.  As a result, this disposal does not qualify for discontinued operations reporting under ASC 205-20. The warehouse asset was historically included within the chemical operating segment.

6)	OTHER CURRENT ASSETS

Other current assets consisted of the following at:

	September 30, 2026	December 31, 2025
Supplies and parts	$10,236	$9,372
Clean Fuel Production Credit(1)	11,167	2,460
Collateralization of derivative instruments, net of fair value(2)	824	2,266
Small Producers Tax Credit(1)	2,640	194
Other	95	91
Total	$24,962	$14,383

(1) See Note 2 for additional information.

(2) On regulated fixed price futures commitments as shown in Note 7.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

7)	DERIVATIVE INSTRUMENTS

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

Total gains and losses on derivative instruments and changes in fair value of the derivative instruments are recorded in the consolidated statements of operations and net loss as a component of cost of goods sold and amounted to a net loss of $8,695 (including loss settlements of $8,253) and a net loss of $18,483 (including loss settlements of $18,776) for the three and nine months ended September 30, 2026, respectively, and net gains of $171 (including gain settlements of $48) and $621 (including gain settlements of $217) for the three and nine months ended September 30, 2025, respectively.

The volumes and carrying values of FutureFuel’s derivative instruments were as follows at:

	Asset (Liability)
	September 30, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments, included in other current assets (in thousand barrels)	89	$280	165	$(13)

The margin account maintained with a broker to collateralize these derivative instruments carried an account balance of $544 and $2,266 at September 30, 2026 and  December 31, 2025, respectively, and was classified as other current assets in the consolidated balance sheets. The carrying values of the margin account and of the derivative instruments are included net in other current assets.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

8)	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other current liabilities consisted of the following at:

	September 30, 2026	December 31, 2025
Accrued employee liabilities	$2,569	$1,386
Accrued property, franchise, motor fuel and other taxes	867	1,059
Lease liability, current	62	-
Other	343	338
Total	$3,841	$2,783

Other noncurrent liabilities consisted of the following at:

	September 30, 2026	December 31, 2025
Federal and state railroad grants	$2,643	$2,809
Employment tax credit	3,055	2,737
Refundable deposits(1)	12,500	-
Asset retirement obligation	1,531	1,502
Lease liability, noncurrent	247	-
Total	$19,976	$7,048

(1) Upfront payment received for plant expansion as part of a contract with a customer

9)	BORROWINGS

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

There were no borrowings under the Credit Agreement at September 30, 2026 or December 31, 2025.

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

10)	INCOME TAX PROVISION

The following table summarizes the income tax provision.

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Income tax (benefit) provision	$(328)	$160	$(251)	$175
Effective tax rate	3.8%	(1.8)%	1.4%	(0.4)%

The Company’s income tax provision for the three and nine months ended September 30, 2026 was 3.8% and 1.4%, respectively, compared to (1.8%) and (0.4%) for the same periods in 2025. For both periods, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of the valuation allowance recorded against the Company's deferred tax assets. For the three and nine months ended September 30, 2026, the effective tax rate was also impacted by a discrete income tax benefit of $423 recorded in the third quarter of 2026 resulting from a reduction in the Company's valuation allowance. For the three and nine months ended September 30, 2025, the effective tax rate also reflected the decrease in the Company’s net deferred tax liability and immaterial state taxes and other items. The discrete income tax benefit of $423 recorded in the third quarter of 2026 relates to the Company’s election out of bonus depreciation for assets placed in service in 2025. During the third quarter of 2026, after the issuance of its 2025 consolidated financial statements, the Company decided to elect out of bonus depreciation under IRC § 168(k) for all applicable asset classes placed in service in 2025 on its 2025 federal income tax return. This election was made as part of the Company’s tax planning strategy to preserve future ordinary depreciation deductions and reduce the generation of net operating losses, which are subject to an 80% of taxable income limitation when utilized. The election reduced the Company’s 2025 gross net operating loss carryforward by $8,894 and changed the related deferred tax balances, which resulted in a corresponding $423 reduction in the valuation allowance. This reduction does not reflect a change in the Company’s judgment regarding the realizability of its deferred tax assets. The effect of the election was recognized as a discrete item in the third quarter of 2026, the period in which the decision was made.

11)	LEASE COMMITMENTS

During 2026, the Company entered into a new, five-year operating lease for a railroad locomotive. The lease fees are fixed with no option to purchase and no upfront fees or residual value guarantees. The Company determines lease existence and classification at inception when an agreement conveys the right to control the identified property for a period of time in exchange for consideration. As the lease agreement does not provide a readily determinable implicit interest rate, the Company uses an incremental borrowing rate based on information available at the commencement date in determining present value of the lease payments. The discount rate per annum was 5.6%. The remaining term of the lease is four years and six months.

At September 30, 2026, an operating lease right-of-use asset of $309 was recorded in other assets, a current operating lease liability of $62 was recorded in accrued expenses and other current liabilities, and a noncurrent operating lease liability of $247 was recorded in other noncurrent liabilities.  Operating lease expense for the three and nine months ended September 30, 2026, was $19 and $39, respectively.

Following are maturities of the lease liability at September 30, 2026.

Remainder of 2026	$19
2027	77
2028	77
2029 and beyond	175
Total undiscounted lease payments	348
Less: imputed interest	(39)
Total lease liability	$309

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

In the three and nine months ended September 30, 2026 and 2025, the Company used the treasury method in computing earnings per share. The Company has outstanding Restricted Stock Units ("RSUs”) granted on September 3, 2024, for 750,000 shares which provide the holder with a non-forfeitable right to receive dividends on the full amount, even prior to vesting. The RSUs, and related dividends, vest in five equal installments on each anniversary of the award date. There were no other outstanding RSUs for the periods ended September 30, 2026 and 2025.

 Basic and diluted earnings per common share were computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Adjusted (Note 1)		As Adjusted (Note 1)
	2026	2025	2026	2025
Numerator:
Net loss	$(8,386)	$(9,156)	$(17,598)	$(41,440)
Denominator:
Weighted average shares outstanding – basic	44,079,498	43,803,243	44,045,299	43,803,243
Effect of dilutive securities:
Stock options and other awards	-	-	-	-
Weighted average shares outstanding – diluted	44,079,498	43,803,243	44,045,299	43,803,243

Basic loss per share	$(0.19)	$(0.21)	$(0.40)	$(0.95)
Diluted loss per share	$(0.19)	$(0.21)	$(0.40)	$(0.95)

The calculation of diluted earnings per share in the three and nine months ended September 30, 2026 excludes the effect of incremental shares from the unvested RSUs and options to purchase the Company's stock, as their inclusion would be anti-dilutive due to the reported net loss. In the three and nine months ended September 30, 2025, all of the prorated RSUs were excluded in the computation of earnings per share as all were anti-dilutive. Certain options to purchase the Company's common stock were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2026 and 2025, respectively, because they were anti-dilutive in the period. The weighted number of options excluded was 130,000 and 126,391 for the three and nine months ended September 30, 2026, respectively, and 50,000 and 46,667 for the three and nine months ended September 30, 2025, respectively.

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

As of September 30, 2026, FutureFuel held 0.7 million RINs with a fair market value of $1,536. Comparatively, at September 30, 2025, FutureFuel held 0.4 million RINs with a fair market value of $361 and at December 31, 2025, 0.4 million RINs were held with a fair market value of $379. The fair value of RINs is considered a Level 1 input and has no cost.

Summary of business by segment

	Three Months Ended September 30, 2026			Nine months ended September 30, 2026
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$16,920	$87,755	$104,675	$62,401	$152,952	$215,353

Less:
Cost of goods sold	12,227	97,057		54,614	164,305
Distribution	301	527		976	1,730
Segment gross profit (loss)	$4,392	$(9,829)	$(5,437)	$6,811	$(13,083)	$(6,272)

Reconciliation of Segment gross profit (loss) to Net loss before income taxes:
Selling, general, and administrative expenses			$2,596			$9,821
Research and development expenses			817			2,349
Other income, net			(136)			(593)
Net loss before income taxes			$(8,714)			$(17,849)

Notes to Consolidated Financial Statements of FutureFuel Corp.
(Dollars in thousands, except per share and per gallon amounts)
(Unaudited)

	Three Months Ended September 30, 2025 (As Adjusted (Note 1))			Nine months ended September 30, 2025 (As Adjusted (Note 1))
	Chemical	Biofuel	Total	Chemical	Biofuel	Total
Revenue	$15,578	$7,111	$22,689	$41,562	$34,338	$75,900

Less:
Cost of goods sold	19,341	9,250		49,693	58,473
Distribution	291	280		825	963
Segment gross loss	$(4,054)	$(2,419)	$(6,473)	$(8,956)	$(25,098)	$(34,054)

Reconciliation of Segment gross loss to Net loss before income taxes:
Selling, general, and administrative expenses			$2,049			$7,161
Research and development expenses			855			3,179
Other income, net			(381)			(3,129)
Net loss before income taxes			$(8,996)			$(41,265)

Depreciation is allocated to segment cost of goods sold based on plant usage. The total assets and capital expenditures of FutureFuel have not been allocated to individual segments as large portions of these assets are shared to varying degrees by each segment, causing such an allocation to be of little value.

15)	LEGAL MATTERS

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

16)	SUBSEQUENT EVENTS

On October 3, 2026, the Company entered into a new five-year supply agreement with an existing custom chemical customer for the supply of a proprietary product utilized in energy market applications.  Because this transaction occurred subsequent to September 30, 2026, its financial impact is considered a non-recognized subsequent event and is not reflected in the unaudited consolidated financial statements for the three and nine months ended September 30, 2026.

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

The biodiesel segment was supported by the United States Environmental Protection Agency (“EPA”) Renewable Fuel Standard (“RFS”). We generate 1.5 Renewable Identification Numbers (“RINs”) for each gallon of biodiesel sold in the United States with a classification of a D4 or D6 RIN. RINs are used to monitor the level of renewable fuel traded in a given year in accordance with RFS within the EPA moderated transaction system.  We do not assign cost of goods sold to the generation of RINs as the physical fuel generates the full cost. As of September 30, 2026, we held 0.7 million D4 RINs with a fair market value of $1,536. Comparatively, as of September 30, 2025, we held 0.4 million D4 RINs with a fair market value of $361.

On March 27, 2026, the EPA finalized the “Set 2” RFS volumes establishing the highest blending mandates in the program’s history targeting a 60% increase over 2025.  The EPA estimates the mandate will require roughly 5.3 to 5.4 billion physical gallons of biomass diesel in 2026 and 5.7 to 5.8 billion gallons in 2027. The rule reduced the RIN equivalency factor for renewable diesel from 1.7 to 1.5 (from a revenue advantage on every gallon sold of 13% to 6%) (the same as biodiesel) effective January 1, 2027 which represents a fundamental shift in the competitive and structural landscape of biodiesel. To meet the 2027 volume targets, utilization of domestic capacity is expected to be 100%. The EPA delayed the implementation of the half RIN penalty for imported fuels and feedstocks until January 1, 2028.

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

On June 30, 2026, the Company contracted with Freepoint Commodities to sell its 2025 CFPC and Small Agri-Biodiesel Producer Tax Credits which were $2,725 net of fees. The Company collected the cash for the 2025 credits in the three months ended September 30, 2026. The Company also committed to sell its 2026 credits which were $13,807 as of September 30, 2026. The Company expects that 2026-2029 tax credits will be monetized at each fiscal year end unless an early draw provision is made which would be subject to financing fees. As of September 30, 2026, no early draws had been made.

Summary of Financial Results

Set forth below is a summary of certain consolidated financial information for the periods indicated.

	Three Months Ended September 30,
		As Adjusted *	Dollar	%
	2026	2025	Change	Change
Revenue	$104,675	$22,689	$81,986	361%
Loss from operations	$(8,850)	$(9,377)	$527	6%
Net loss	$(8,386)	$(9,156)	$770	8%
Loss per common share:
Basic	$(0.19)	$(0.21)	$0.02	10%
Diluted	$(0.19)	$(0.21)	$0.02	10%
Adjusted EBITDA	$(4,926)	$(5,315)	$389	7%

	Nine Months Ended September 30,
		As Adjusted *	Dollar	%
	2026	2025	Change	Change
Revenue	$215,353	$75,900	$139,453	184%
Loss from operations	$(18,442)	$(44,394)	$25,952	58%
Net loss	$(17,598)	$(41,440)	$23,842	58%
Loss per common share:
Basic	$(0.40)	$(0.95)	$0.55	58%
Diluted	$(0.40)	$(0.95)	$0.55	58%
Adjusted EBITDA	$(6,929)	$(32,786)	$25,857	79%

* Adjusted to reflect the change in accounting methodology from LIFO to weighted average cost for inventory valuation.  See Note 1 to our consolidated financial statements for additional information.

We use adjusted EBITDA as a key operating metric to measure both performance and liquidity. Adjusted EBITDA is a non-GAAP financial measure. Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities (each as determined in accordance with GAAP) as a measure of performance or liquidity. Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We define adjusted EBITDA as net (loss) income before interest, income taxes, depreciation, and amortization expenses, excluding, when applicable, non-cash stock-based compensation expenses, public offering expenses, acquisition-related transaction costs, purchase accounting adjustments, losses on disposal of property and equipment, non-cash gains or losses on derivative instruments, extraordinary maintenance, inventory reserve, credit loss allowances, and other non-operating income or expenses. Information relating to adjusted EBITDA is provided so that investors have the same data that we employ in assessing the overall operation and liquidity of our business. Our calculation of adjusted EBITDA may be different from similarly titled measures used by other companies; therefore, the results of our calculation are not necessarily comparable to the results of other companies.

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

The following table reconciles net income (loss), the most directly comparable GAAP performance financial measure, with adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
		As Adjusted *		As Adjusted *
	2026	2025	2026	2025
Net loss	$(8,386)	$(9,156)	$(17,598)	$(41,440)
Depreciation	2,640	2,404	7,971	7,143
Non-cash stock-based compensation	224	226	753	688
Interest income, net	(136)	(824)	(584)	(3,129)
Non-cash interest expense and amortization of deferred financing costs	29	29	85	91
Gain on disposal of property and equipment	-	-	-	(34)
Unrealized loss (gain) on derivative instruments	442	(123)	(293)	(404)
Change in allowance for credit losses	5	(14)	14	1
Change in inventory reserve	427	461	928	985
Extraordinary maintenance costs	157	715	2,055	2,836
Other (expense) income	-	807	(9)	302
Income tax (benefit) provision	(328)	160	(251)	175
Adjusted EBITDA	$(4,926)	$(5,315)	$(6,929)	$(32,786)

The following table reconciles cash flows from operations, the most directly comparable GAAP liquidity financial measure, with adjusted EBITDA.

	Nine Months Ended September 30,
		As Adjusted *
	2026	2025
Net cash used in operating activities	$(11,477)	$(1,299)
Deferred income taxes, net	261	(155)
Interest income, net	(584)	(3,129)
Income tax (benefit) provision	(251)	175
Change in operating assets and liabilities, net	3,076	(31,516)
Extraordinary maintenance costs	2,055	2,836
Other (income) expense	(9)	302
Adjusted EBITDA	$(6,929)	$(32,786)

Results of Operations

Consolidated

The following table summarizes the operating results of our Consolidated segments for the periods presented:

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Sales revenue	$104,675	$22,689	$81,986	361%	$215,353	$75,900	$139,453	184%
Volume/product mix effect			36,327	160%			$61,577	81%
Price effect			45,659	201%			$77,876	103%

Gross loss	(5,437)	(6,473)	1,036	16%	$(6,272)	$(34,054)	$27,782	82%
Operating expenses	(3,413)	(2,904)	(509)	(18)%	(12,170)	(10,340)	(1,830)	(18)%
Other income, net	136	381	(245)	(64)%	593	3,129	(2,536)	(81)%
Income tax (benefit) provision	(328)	160	(488)	NA	(251)	175	(426)	NA
Net loss	$(8,386)	$(9,156)	$770	8%	$(17,598)	$(41,440)	$23,842	58%

*Adjusted to reflect the change in accounting methodology from LIFO to weighted average cost for inventory valuation.  See Note 1 to our consolidated financial statements for additional information.

Sales Revenue

Three Months Ended September 30, 2026 vs. 2025

Consolidated revenue increased by $81,986 (361%) to $104,675 for the three months ended September 30, 2026, up from $22,689 for the prior year. This performance was primarily driven by two key tailwinds:

•	Volume and Product Mix: Contributed an increase of $36,327, largely propelled by a $34,990 increase from the biofuel segment with regulatory clarity, which did not exist in the prior-year period.

•	Pricing Dynamics: A favorable price variance contributed $45,654 in the biofuel segment, benefitting from favorable energy market conditions and geopolitical factors alongside regulatory tailwinds.

Nine Months Ended September 30, 2026 vs. 2025

Consolidated revenue rose by $139,453 (184%) to $215,353 for the nine months ended September 30, 2026, compared to $75,900 for the prior-year period. Volume and product mix shifts generated $61,577 of the growth, supported by:

•	A $42,813 increase in the biofuel segment due to market demand and regulatory support.

•	A $18,764 increase in energy product sales within the chemical segment.

Gross Loss & Profitability Change

Gross loss in the three and nine months ended September 30, 2026, improved $1,036 and $27,782, respectively, as compared to the same periods of 2025. This variance was primarily driven by energy regulatory clarity in the biofuel segment, growth in the chemical segment, and energy market performance in both segments.

Operating Expenses

Operating expenses increased $509 in the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The net increase was primarily from additional extraordinary maintenance and repair expenditures of $157 related to Winter Storm Fern and a facility fire in earlier periods and increased compensation expenses of $99. Operating expenses increased $1,830 in the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The net increase was primarily from extraordinary maintenance and repair expenses of $2,055, partially offset by reduced compensation and research and development expenses.

Other Income, net

Other income, net decreased $245 in the three months ended September 30, 2026, as compared to the same period of 2025, partially from a reduction in interest income. In the current three-month period interest income was $166 as compared to $1,012 in the prior period. Other income, net decreased $2,536 in the nine months ended September 30, 2026, as compared to the same period of 2025 primarily from the reduction in interest income. In the current nine-month period interest income was $673 as compared to $3,317 in the prior period.

Income tax provision

The effective tax rate for the three and nine months ended September 30, 2026, was 3.8% and 1.4%, respectively, compared to (1.8%) and (0.4%) for the same periods in 2025. For both periods, the effective tax rate differed from the U.S. federal statutory rate of 21% primarily due to the impact of the valuation allowance recorded against the Company's deferred tax assets. For the three and nine months ended September 30, 2026, the effective tax rate was also impacted by a discrete income tax benefit of $423 recorded in the third quarter of 2026 resulting from a reduction in the Company's valuation allowance. For the three and nine months ended September 30, 2025, the effective tax rate also reflected the decrease in the Company’s net deferred tax liability and immaterial state taxes and other items. The discrete income tax benefit of $423 recorded in the third quarter of 2026 relates to the Company’s election out of bonus depreciation for assets placed in service in 2025. During the third quarter of 2026, after the issuance of its 2025 consolidated financial statements, the Company decided to elect out of bonus depreciation under IRC § 168(k) for all applicable asset classes placed in service in 2025 on its 2025 federal income tax return. This election was made as part of the Company’s tax planning strategy to preserve future ordinary depreciation deductions and reduce the generation of net operating losses, which are subject to an 80% of taxable income limitation when utilized. The election reduced the Company’s 2025 gross net operating loss carryforward by $8,894 and changed the related deferred tax balances, which resulted in a corresponding $423 reduction in the valuation allowance. This reduction does not reflect a change in the Company’s judgment regarding the realizability of its deferred tax assets. The effect of the election was recognized as a discrete item in the third quarter of 2026, the period in which the decision was made.

Chemical Segment

The following table summarizes the operating results of our Chemical segment for the periods presented:

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Sales revenue	$16,920	$15,578	$1,342	9%	$62,401	$41,562	$20,839	50%
Volume/product mix effect			1,337	9%			$18,764	45%
Price effect			5	0%			$2,075	5%

Gross profit (loss)	$4,392	$(4,054)	$8,446	NA	$6,811	$(8,956)	$15,767	NA

*Adjusted to reflect the change in accounting methodology from LIFO to weighted average cost for inventory valuation.  See Note 1 to our consolidated financial statements for additional information.

Sales Revenue

Chemical revenue in the three months ended September 30, 2026, increased 9% or $1,342 compared to the three months ended September 30, 2025. Revenue from custom chemicals for the three months ended September 30, 2026 totaled $13,294, a net decrease of $1,163 from the same period in 2025, primarily resulting from lower sales volumes of products sold in the energy market of $1,943. Performance chemicals revenue was $3,626, an increase of $2,505 from the three months ended September 30, 2025 from sales of a new energy market product brought online in the fourth quarter of 2025.

Chemical revenue in the nine months ended September 30, 2026, increased 50% or $20,839 compared to the nine months ended September 30, 2025. Revenue from custom chemicals for the nine months ended September 30, 2026 totaled $45,685, a net increase of $8,569 from the same period in 2025, primarily resulting from higher sales volumes of products sold in the energy market of $6,565. Performance chemicals revenue was $16,716, an increase of $12,270 from the nine months ended September 30, 2025 from sales of the new energy market product brought online in the fourth quarter of 2025.

Gross Profit

Gross profit for the chemical segment was $4,392 and $6,811 for the three and nine months ended September 30, 2026, respectively, an improvement of $8,446 and $15,767, respectively, compared to the same periods of 2025. The improvement was primarily driven by increased sales volumes in the energy market including the new product revenue brought online in the fourth quarter of 2025.

Biofuel Segment

The following table summarizes the operating results of our Biofuel segment for the periods presented:

(in thousands, except percentages)

	Three Months Ended September 30,				Nine Months Ended September 30,
		As Adjusted *	Change			As Adjusted *	Change
	2026	2025	Amount	%	2026	2025	Amount	%

Sales revenue	$87,755	$7,111	$80,644	1134%	$152,952	$34,338	$118,614	345%
Volume/product mix effect			34,990	492%			$42,813	125%
Price effect			45,654	642%			$75,801	221%

Gross loss	$(9,829)	$(2,419)	$(7,410)	(306)%	$(13,083)	$(25,098)	$12,015	48%

*Adjusted to reflect the change in accounting methodology from LIFO to weighted average cost for inventory valuation.  See Note 1 to our consolidated financial statements for additional information.

Sales Revenue

Biofuels segment revenue increased by $80,644, or 1,134%, to $87,755 for the three months ended September 30, 2026, compared to $7,111 for the three months ended September 30, 2025. The increase was primarily driven by the restart of manufacturing operations at our facility following an operational shutdown in the prior year period. During the third quarter of 2025, the facility was idled due to an absence of regulatory clarity regarding the CFPC, limiting prior-period commercial activity to 1.2 million gallons sold out of existing finished goods inventory. Following the resumption of operations, sales volume increased by 11.3 million gallons to 12.5 million gallons in the third quarter of 2026. Favorable market pricing and credit values contributed an additional $45,654 in positive price variance.

For the nine months ended September 30, 2026, segment revenue increased by $118,614, or 345%, to $152,952 compared to $34,338 in the prior-year period, reflecting increased production uptime and enhanced pricing realization across the active refining periods.

Customer Concentration

A significant portion of our biodiesel sales was concentrated among three and two major customers during the three and nine months ended September 30, 2026, respectively, and three and two major customers during the three and nine months ended September 30, 2025, respectively. We do not believe the loss of any single customer would have a material adverse effect on the segment or on our consolidated financial position because: (i) strong regional demand for compliant low-carbon biofuels exceeds our facility's nameplate capacity, allowing us to readily redirect volume to alternative refiners on equivalent terms ; (ii) sales are transacted under short-term purchase orders rather than long-term volume commitments; and (iii) commercial pricing is indexed t spot market commodity benchmarks.

Gross Loss

Biofuel gross widened by $7,410 to $9,829 for the three months ended September 30, 2026, compared to a loss of $2,419 in the prior-year period. Conversely, for the nine months ended September 30, 2026, gross loss narrowed by $12,015 to $13,083 compared to $25,098 in the prior-year period.

The three-month increase in gross losses of $7,410 was driven by:

•

Facility Restart and Operating Fixed Costs: Plant operations were active during the current period after being idled during the third quarter of 2025 due to regulatory uncertainty surrounding the CFTC, resulting in an additional $7,900 in plant operating and fixed manufacturing expenses (comprising $4,900 in direct manufacturing costs and $3,000 in indirect facility expenses) compared to shutdown holding costs in the prior period.

•

Unfavorable Derivative Activity: Net derivative losses totaled $8,695 (including realized loss settlements of $8,253 and unrealized mark-to-market losses of $442), compared to net derivative gains of $171 (realized gains of $48 and unrealized gains of $123) in the prior-year period, representing an unfavorable period-over-period net variance of $8,866.  These risk management contracts hedge commercial production; the realized losses reflect temporary timing differences that are expected to economically offset and benefit subsequent periods when the physical inventory is delivered.

•

Timing of Biodiesel RINs: Current-quarter results did not include the benefit of $1,536 of internally generated Renewable Identification Numbers (RINs) that remained unsold at September 30, 2026, representing an unfavorable timing variance of $1,175 compared to $361 in the prior-year period. The commercial value of these unsold RINs did not benefit current-period margin and will be realized in revenue in subsequent periods upon final sale.

Partially Offsetting Operational Gains:

These cost and timing headwinds were partially offset by operational gains resulting from the facility restart, including an $80,644 increase in segment revenue driven by 11.3 million additional gallons sold. This volume expansion generated additional profit, including $6,880 of additional CFPC and Small Producers Tax Credits (SPTC), which allowed the segment to absorb fixed overhead across a larger production base, improving gross margin by 23 percentage points from -34% to -11%, and resulting in gross loss of $9,829.

The nine-month reduction in gross loss of $12,015 was driven by:

•

Operating Margins and Volume: Greater regulatory clarity regarding CFPC guidelines and favorable market spreads strengthened margins including additional CFPC and SPTC of $11,130 and sales volume increased 14.0 million gallons to 23.0 million.

•

Partially Offset by Net Derivative Losses: Operational gains were partially offset by an unfavorable net variance of $19,104 in risk-management contracts. For the nine months ended September 30, 2026 we recorded net derivative losses of $18,483 (realized losses of $18,776 and unrealized gains of $293), compared to net derivative gains of $621 (realized gains of $217 and unrealized gains of $404) in the prior-year period.

Derivative Instruments and Risk Management

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

The volumes and carrying values of our derivative instruments included in other current assets were as follows:

	Asset (Liability)
	September 30, 2026		December 31, 2025
	Contract Quantity	Fair Value	Contract Quantity	Fair Value
Regulated fixed price future commitments (in thousand barrels)	89	$280	165	$(13)

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

Revenue from bill-and-hold transactions in which a performance obligation exists is recognized when the total performance obligation has been met and control of the product has transferred. Bill-and-hold transactions for the three and nine months ended September 30, 2026 and 2025 were related to custom chemicals customers whereby revenue was recognized in accordance with contractual agreements based upon product being produced and ready for use by the customer. These sales were subject to written monthly purchase orders. The product was custom manufactured and stored at the customer’s request and could not be sold to another buyer. Credit and payment terms for bill-and-hold customers are similar to other custom chemicals customers. Revenues under bill-and-hold arrangements were $7,478 and $30,883 for the three and nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, $4,522 and $5,106 of bill-and-hold revenue had not shipped, respectively.

Liquidity and Capital Resources

Our net cash from operating activities, investing activities, and financing activities for the nine months ended September 30, 2026 and 2025 is set forth in the following table.

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(11,477)	$(1,299)
Net cash used in investing activities	(14,999)	(14,426)
Net cash used in financing activities	(3,509)	(8,256)

We believe that existing cash balances and cash flow to be generated from operating activities and borrowing capacity under the amended and restated credit agreement will be sufficient to fund operations, product development, cash dividends, and capital requirements for the foreseeable future.

Operating Activities

Cash used in operating activities was $11,477 in the nine months ended September 30, 2026, as compared to $1,299 in the same period of 2025. This increase in cash used was primarily attributable to the change in accounts receivable, including accounts receivable - related parties resulting in a cash outflow of $27,165, the change in inventory of $22,567, and the change in other assets of $8,762. The Company recognized $13,807 of 2026 production tax credits that had not yet been monetized during the nine months ended September 30, 2026. The Company expects to monetize those credits at fiscal year-end. Also contributing to the current period’s increase in cash used was the change in accrued expenses and other current liabilities of $1,756 and the change in deferred revenue of $786. Partially offsetting these cash outflows was the change in net income of $23,842, the change in accounts payable, including accounts payable - related parties, resulting in a cash inflow of $14,227, and the change in other noncurrent liabilities of $12,036, $12,500 of which was from a customer payment related to plant expansion.  This payment supports the associated customer project and should be distinguished from recurring operating cash generation.

.

Investing Activities

Cash used in investing activities was $14,999 in the nine months ended September 30, 2026, as compared to $14,426 in the nine months ended September 30, 2025. This $573 increase in cash used was primarily due to an increase in capital expenditure of $1,900 partially offset by the change in the collateralization of derivative instruments of $1,361.

Financing Activities

Cash used in financing activities was $3,509 and $8,256 in the nine months ended September 30, 2026 and 2025, respectively, primarily for payments of dividends on our common stock.

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

Dividends

During the three months ended June 30, 2026, a declaration for cash dividends of $0.01 per share was made for the third quarter of 2026. The cash dividends in the three months ended September 30, 2026 and 2025, amounted to $438 and $2,628, respectively. During the three months ended September 30, 2026, a cash dividend of $0.01 per share was declared for the fourth quarter of 2026.  During the three months ended December 31, 2025, a cash dividend of $0.06 per share was declared and paid in the three months ended March 31, 2026. Regular cash dividends of $0.06 per share were paid on our common stock in each quarter of 2025. The declaration of these regular quarterly cash dividends was made in the three months ended December 31, 2024.

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

Off- Balance Sheet Arrangements

We engage in two types of transactions to mitigate the impacts of changes in prices for both commodity sales and purchases. First, for our biofuel sales, we enter into the purchase and sale of futures contracts and options on futures contracts of energy commodities. This activity was captured in our consolidated balance sheets at September 30, 2026, and December 31, 2025 as derivative instruments recorded in accordance with ASC 815. Second, for our biofuel feedstocks, we execute purchase contracts and supply agreements with certain vendors that meet the normal purchase and normal sales exception of ASC 815. These transactions are recognized in earnings and were not recorded in our consolidated balance sheets at September 30, 2026, or December 31, 2025 to the extent that we are able to apply the normal purchase and normal sales exception of ASC 815. The purchase of biofuels feedstock generally involves two risk components: basis and price. Basis covers any refining or processing required as well as transportation. Price covers the purchases of the actual agricultural commodity. Both basis and price fluctuate over time. A supply agreement with a vendor constitutes a hedge when we have committed to a certain volume of feedstock in a future period and have fixed the basis for that volume.

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

In order to manage price risk caused by market fluctuations in biofuel prices, we may enter into exchange-traded commodity futures and options contracts. We account for these derivative instruments in accordance with ASC 815. Under this standard, the accounting for changes in the fair value of a derivative instrument depends upon whether it has been designated as an accounting hedging relationship and, further, on the type of hedging relationship. To qualify for designation as an accounting hedging relationship, specific criteria must be met and appropriate documentation maintained. We had no derivative instruments that qualified under these rules as designated accounting hedges in the first nine months of 2026 or 2025. Changes in the fair value of our derivative instruments are recognized at the end of each accounting period and recorded in the consolidated statement of operations as a component of the cost of goods sold within the biodiesel segment.

Our immediate recognition of derivative instrument gains and losses can cause net income to be volatile from period to period due to the timing of the change in value of the derivative instruments relative to the volume of biofuel being sold. At September 30, 2026 and December 31, 2025, the fair value of our derivative instruments was a net asset of $280 and a net liability of $13, respectively.

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

We prepared a sensitivity analysis of our exposure to market risk with respect to key raw materials and conversion costs for which we do not possess contractual market price adjustment protections, based on average prices for the first nine months of 2026. We included only those raw materials and conversion costs for which a hypothetical adverse change in price would result in a 1% or greater decrease in gross profit. Due to the currently compressed nine-month gross profit, we also eliminated raw materials and conversion costs with less than a $250 impact on gross profit to prevent abnormal results. Assuming that the prices of the associated finished goods could not be increased and assuming no change in quantities sold, a hypothetical adverse 10% change in the average price of the commodity listed below would result in the following change in gross profit.

	Volume Requirements		Hypothetical Adverse	Decrease in	Percentage Decrease
Item	(in thousands) (a)	Units	Change in Price	Gross Profit	in Gross Profit
Biodiesel feedstocks	18,752	GAL	10%	$10,854	173.1%
Electricity	76	MWH	10%	469	7.5%
Methanol	4,415	GAL	10%	615	9.8%
Sodium Methylate	6,493	LB	10%	486	7.7%
Natural Gas	674	MCF	10%	284	4.5%

(a) Volume requirements and average price information are based upon volumes used and prices obtained for the nine months ended September 30, 2026. Volume requirements may differ materially from these quantities in future periods as our business evolves.

We had no borrowings at September 30, 2026, or December 31, 2025, and as such, we were not exposed to interest rate risk for those periods. Due to the relative insignificance of transactions denominated in foreign currency, we consider our foreign currency risk to be immaterial.

Item 4. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and our principal financial officer and other senior management personnel, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and our principal financial officer have concluded that these disclosure controls and procedures, at September 30, 2026, were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

There have been no adoptions or terminations of Rule 10b5-1 plan or non-Rule 10b5-1 trading arrangements by any Section 16 officer or director of the Company during the quarter ended September 30, 2026.

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

Date: November 9, 2026

By:	/s/ Rose M. Sparks

Rose M. Sparks, Chief Financial Officer
and Principal Financial Officer

Date: November 9, 2026